Form 10-Q
period 1999-06-30
SKECHERS USA INC
filed 1999-08-12
CIK 1065837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM              TO                  .
                                       ------------    -----------------

                        COMMISSION FILE NUMBER: 001-14429

                              SKECHERS U.S.A., INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-4376145
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

        228 MANHATTAN BEACH BLVD.
       MANHATTAN BEACH, CALIFORNIA                        90266
(Address of Principal Executive Offices)               (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange on
           Title of each class                      which registered

  Class A Common Stock $0.001 par value          New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 11, 1999:
                                   7,000,000

 THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 11, 1999:
                                   27,814,155

                              SKECHERS U.S.A., INC.

                         1999 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - SKECHERS U.S.A., INC.              PAGE #
            Condensed Consolidated Balance Sheets  --  December 31, 1998 and June 30,            1
                1999
            Condensed Consolidated Statements of Earnings --  Three-month periods ended
                June 30, 1998 and 1999                                                           2
            Condensed Consolidated Statements of Earnings --  Six-months periods ended
                June 30, 1998 and 1999                                                           3
             Condensed Consolidated Statement of Stockholders' Equity -- Six month
                period ended June 30, 1999                                                       4
            Condensed Consolidated Statement of Cash Flows --  Six-months periods ended
                June 30, 1998 and 1999                                                           5
            Selected Notes to Condensed Consolidated Financial Statements                        6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                                      10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                                                                19

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                   19
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                           19
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                     19
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 19
ITEM 5.     OTHER INFORMATION                                                                   19
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                    19
            SIGNATURES                                                                          20

                              SKECHERS U.S.A., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (dollars in thousands, except per share data)

                                     ASSETS

                                                                                       June 30
                                                                     December 31         1999
                                                                         1998         (Unaudited)
                                                                     -----------      -----------
Current assets:
  Cash                                                                 $ 10,942             221
  Trade accounts receivable, less allowances for bad debts
       and returns of $3,413 in 1998 and $2,843 in 1999                  46,771          74,668
  Due from officers and employees                                           116             503
  Other receivables                                                       2,329           2,033
                                                                       --------        --------
          Total receivables                                              49,216          77,204
                                                                       --------        --------
  Inventories                                                            65,390          58,733
  Deferred tax assets                                                        --           2,195
  Prepaid expenses and other current assets                               2,616           2,392
                                                                       --------        --------
          Total current assets                                          128,164         140,745
Property and equipment, at cost, less accumulated
     depreciation and amortization                                       15,196          16,895
Intangible assets, at cost, less applicable amortization                  1,003             716
Other assets, at cost                                                     1,921           1,889
                                                                       --------        --------

                                                                       $146,284         160,245
                                                                       ========        ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                $ 54,323          14,800
  Current installments of long-term borrowings                              816             622
  Current installments of notes payable to stockholder                    2,244              --
  Accounts payable                                                       38,145          56,010
  Accrued expenses                                                        8,897           8,292
  Distributions payable                                                     633           2,699
                                                                       --------        --------
          Total current liabilities                                     105,058          82,423
                                                                       --------        --------
Long-term borrowings, excluding current installments                      3,550           3,418
Notes payable to stockholder, excluding current installments             10,000              --
Commitments and contingencies Stockholders' equity:
   Preferred Stock, $.001 par value; 10,000 shares authorized;
      none issued and outstanding                                            --              --
   Class A Common Stock, $.001 par value; 100,000 shares
      authorized; 7,000 issued and outstanding at June 30, 1999              --              28
   Class B Common Stock, $.001 par value; 60,000 shares
      authorized; 27,814 issued and outstanding                               2               7
   Additional paid-in capital                                                --          69,687

  Retained earnings                                                      27,674           4,682
                                                                       --------        --------
          Total stockholders' equity                                     27,676          74,404
                                                                       --------        --------
                                                                       $146,284        $160,245
                                                                       ========        ========



See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                Three-month periods ended June 30, 1998 and 1999
                                   (unaudited)

                      (In thousands, except per share data)

                                                1998             1999
                                              --------         --------
Net sales                                     $ 87,684          104,582
Cost of sales                                   51,687           61,850
                                              --------         --------
          Gross profit                          35,997           42,732

Royalty income, net                                 87              158
                                              --------         --------
                                                36,084           42,890
                                              --------         --------

Operating expenses:
  Selling                                        9,307           11,587
  General and administrative                    15,943           18,795
                                              --------         --------
                                                25,250           30,382
                                              --------         --------
          Earnings from operations              10,834           12,508
                                              --------         --------

Other income (expense):
  Interest                                      (2,856)          (2,115)
  Other, net                                       (46)              21
                                              --------         --------
                                                (2,902)          (2,094)
                                              --------         --------
          Earnings before income taxes           7,932           10,414

Income taxes                                       151            1,121
                                              --------         --------
          Net earnings                        $  7,781            9,293
                                              ========         ========

Pro forma operations data:
   Earnings before income taxes               $  7,932           10,414
   Income taxes                                  3,173            4,166
                                              --------         --------
          Net earnings                        $  4,759            6,248
                                              ========         ========
   Net earnings per share:
      Basic                                   $   0.17             0.21
                                              ========         ========
      Diluted                                 $   0.16             0.20
                                              ========         ========

   Weighted average shares:
      Basic                                     27,814           29,506
                                              ========         ========
      Diluted                                   30,692           31,462
                                              ========         ========



See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                 Six-month periods ended June 30, 1998 and 1999
                                   (unaudited)

                      (In thousands, except per share data)

                                                 1998              1999
                                              ---------         ---------
Net sales                                     $ 147,557           200,318
Cost of sales                                    89,077           120,888
                                              ---------         ---------
          Gross profit                           58,480            79,430

Royalty income, net                                 219               207
                                              ---------         ---------
                                                 58,699            79,637
                                              ---------         ---------
Operating expenses:
  Selling                                        16,323            27,158
  General and administrative                     29,037            35,192
                                              ---------         ---------
                                                 45,360            62,350
                                              ---------         ---------
          Earnings from operations               13,339            17,287
                                              ---------         ---------
Other income (expense):
  Interest                                       (4,340)           (3,869)
  Other, net                                         17               504
                                              ---------         ---------
                                                 (4,323)           (3,365)
                                              ---------         ---------
          Earnings before income taxes            9,016            13,922
Income taxes                                        184             1,200
                                              ---------         ---------
          Net earnings                        $   8,832            12,722
                                              =========         =========
Pro forma operations data:
   Earnings before income taxes               $   9,016            13,922
   Income taxes                                   3,606             5,569
                                              ---------         ---------
          Net earnings                        $   5,410             8,353
                                              =========         =========
   Net earnings per share:
      Basic                                   $    0.19              0.29
                                              =========         =========
      Diluted                                 $    0.18              0.27
                                              =========         =========

   Weighted average shares:
      Basic                                      27,814            28,665
                                              =========         =========
      Diluted                                    30,606            30,777
                                              =========         =========



See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Six-month period ended June 30, 1999

                                   (Unaudited)

                                 (In thousands)

                                                    Common Stock
                                              ------------------------       Additional                         Total
                                                                               Paid in        Retained       Stockholders'
                                               Shares          Amount          Capital        Earnings          Equity
                                              --------        --------       ----------       --------       -------------
Balance at December 31, 1998                    27,814        $      2        $     --        $ 27,674         $ 27,676

  Net earnings                                      --              --              --          12,722           12,722
Proceeds from initial public offering            7,000              33          69,687              --           69,720
  Distributions:

     Cash                                           --              --              --         (35,364)         (35,364)
     Cross Colours trademark                        --              --              --            (350)            (350)
                                              --------        --------        --------        --------         --------

Balance at June 30, 1999                        34,814        $     35        $ 69,687        $  4,682         $ 74,404
                                              ========        ========        ========        ========         ========

                              SKECHERS U.S.A., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Six-month periods ended June 30, 1998 and 1999
                                   (unaudited)

                      (In thousands, except per share data)

                                                                       1998             1999
                                                                     --------         --------
Cash flows from operating activities:
  Net earnings                                                       $  8,832           12,722
  Adjustments to reconcile net earnings to net cash
       used in operating activities:
     Depreciation and amortization of property and equipment            1,240            2,031
     Amortization of intangible assets                                     73               55
     Provision for bad debts and returns                                  440             (570)
     Gain on distribution of intangibles                                   --             (118)
     Increase in assets:
       Receivables                                                    (23,558)         (27,418)
       Inventories                                                    (15,212)           6,657
       Deferred tax assets                                                 --           (2,195)
       Prepaid expenses and other current assets                       (1,043)             224
       Other assets                                                      (173)              32
     Increase (decrease) in liabilities:
       Accounts payable                                                16,231           17,865
       Accrued expenses                                                   377             (591)
                                                                     --------         --------
          Net cash provided by (used in) operating activities         (12,793)           8,694
                                                                     --------         --------
Cash flows used in investing activities:
  Capital expenditures                                                 (3,523)          (3,730)
  Intangible assets                                                       (67)              --
                                                                     --------         --------
          Net cash used in investing activities                        (3,590)          (3,730)
                                                                     --------         --------
Cash flows from financing activities:
  Net proceeds from initial public offering of common stock                --           69,720
  Net proceeds (payments) related to short-term borrowings             17,676          (39,717)
  Payments related to long-term debt                                     (150)            (132)
  Payments on notes payable to stockholder                                 --          (12,244)
  Distributions paid to stockholders                                   (2,712)         (33,312)
  Recovery of distributions from stockholders                             453               --
                                                                     --------         --------
          Net cash provided by (used in) financing activities          15,267          (15,685)
                                                                     --------         --------
Net decrease in cash                                                   (1,116)         (10,721)
Cash at beginning of period                                             1,462           10,942
                                                                     --------         --------
Cash at end of period                                                $    346              221
                                                                     ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                        $  4,197            3,951
     Income taxes                                                         184               79
                                                                     ========         ========

During the six-month period ended June 30, 1999, the Company declared cash distributions of $35,364 of which $33,312 were paid during the six months ended June 30, 1999. The Company also declared a non-cash distribution of intangibles of $350 during the six-month period ended
       June 30, 1999.

In January 1998, the Company declared distributions to stockholders amounting to $608.



See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

(1)     GENERAL

The unaudited operating results have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation for the periods. The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1 (File No. 333-60065). The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

(2)     PRO FORMA INFORMATION

Income Taxes

Effective June 7, 1999, the Company terminated its S Corporation election, becoming a C Corporation subject to Federal and state income taxes. The tax provisions include historical income taxes and pro forma income tax adjustments which represent taxes which would have been reported had the Company been subject to Federal and state income taxes as a C Corporation. The Company's conversion to a C Corporation on June 7, 1999 resulted in a one-time noncash credit to earnings equal to the amount of establishing the deferred tax asset on June 7, 1999 of $1.8 million. This amount is reflected as deferred taxes and reduces the provision for historical income taxes in the accompanying condensed consolidated statement of earnings.

The pro forma unaudited income tax adjustments presented represent taxes which would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming a 40.0% rate. The historical and pro forma provisions for income tax expense were as follows (in thousands):

                                        Three-Months              Six-Months Ended
                                       Ended June 30                  June 30
                                    --------------------        --------------------
                                     1998          1999          1998          1999
                                    ------        ------        ------        ------
Historical income taxes             $  151         1,121           184         1,200
                                    ------        ------        ------        ------
Pro forma adjustments:
   Federal                           2,418         2,436         2,738         3,495
   State                               604           609           684           874
                                    ------        ------        ------        ------
Total pro forma adjustments          3,022         3,045         3,422         4,369
                                    ------        ------        ------        ------
Total pro forma income taxes        $3,173         4,166         3,606         5,569
                                    ======        ======        ======        ======

                              SKECHERS U.S.A., INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)

Pro forma income taxes differs from the statutory tax rate as applied to earnings before income taxes as follows:


                                                    Three-Months              Six-Months Ended
                                                   Ended June 30                  June 30
                                                --------------------        ---------------------
                                                 1998          1999          1998          1999
                                                ------        ------        ------        ------
Expected income tax expense                     $2,776         3,645         3,156         4,873
State income tax, net of Federal benefit           397           521           450           696
                                                ------        ------        ------        ------
Total provision for pro forma
   income taxes                                 $3,173         4,166         3,606         5,569
                                                ======        ======        ======        ======

Earnings Per Share

The Company reports pro-forma earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". Under SFAS No. 128, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding gives effect to the sale by the Company of those shares of common stock necessary to fund the payment of the excess of (i) the sum of stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for 1998 and January 1, 1998 to June 7, 1999 for 1999 based on an initial public offering price of $11 per share, net of underwriting discounts.

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

                                        Three-Months Ended           Six-Months Ended
                                              June 30                    June 30
                                       --------------------        --------------------
                                        1998          1999          1998          1999
                                       ------        ------        ------        ------
Weighted average shares used in
  basic computation                    27,814        29,506        27,814        28,665
Shares to fund stockholders
  distributions described above         1,839           920         1,839         1,074
Dilutive stock options                  1,039         1,036           953         1,038
                                       ------        ------        ------        ------
Weighted average shares used in
  diluted computation                  30,692        31,462        30,606        30,777
                                       ======        ======        ======        ======

The Company granted options to purchase 1,209,636 shares of Class A common stock on June 9, 1999 at $11 per share. These options were excluded from the computation of diluted weighted average shares as they were anti-dilutive.

                              SKECHERS U.S.A., INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)


(3)     COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other nonowner changes in equity. Except for net earnings, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. Accordingly, the adoption of SFAS No. 130 did not affect the Company's financial reporting.

(4)     COMPUTER SOFTWARE COSTS

The Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999. The adoption of SOP 98-1 did not have a significant impact on the Company's financial position or results of operations.

(5)     START-UP COSTS

The Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities" effective January 1, 1999. The adoption of SOP 98-5 did not have a significant impact on the Company's financial position or results of operations.

(6)     BANK BORROWINGS

The Company has available a secured line of credit, as amended in December 1998, permitting borrowings up to $120.0 million based upon eligible accounts receivable and inventories. The borrowings bear interest at the rate of prime (8% at June 30, 1999) plus 0.25% or at LIBOR (5.37% at June 30, 1999) plus 2.75%
and the line of credit expires on December 31, 2002. The agreement provides for the issuance of letters of credit up to a maximum of $18.0 million, which decreases the amount available for borrowings under the agreement. The outstanding letters of credit at June 30, 1999 are $3.8 million. The Company paid a 1.0% per annum fee on the maximum letter of credit amount plus 0.50% of the difference between the revolving loan commitment less the maximum letter of credit amount. At June 30, 1999, the Company had available credit aggregating approximately $66.9 million. The agreement contains certain restrictive covenants, including tangible net worth and net working capital, as defined, with which the Company was in compliance at June 30, 1999.

At June 30, 1999, the Company had $2.5 million outstanding under a secured note payable with a financial institution, bearing interest at the rate of prime plus 1.0%, payable in monthly installments of $25,000 and due November 30, 2002.

(7)     NOTES PAYABLE TO STOCKHOLDER

Stockholder loans aggregating $11.8 million were repaid with proceeds from the Company's initial public offering during June 1999. The Company recorded interest expense of approximately $474,000 and $433,000 related to these notes during the six-month periods ended June 30, 1998 and 1999, respectively.

                              SKECHERS U.S.A., INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)

(8)     STOCKHOLDERS' EQUITY

Effective as of May 28, 1999, the Company was reincorporated in Delaware, whereby the existing California corporation was merged into a newly formed Delaware corporation and pursuant to which each outstanding share of common stock of the existing California corporation was exchanged for a share of $.001 par value Class B common stock of the new Delaware corporation. In addition, pursuant to the reincorporation merger, an approximate 13,907 for 1 common stock split was authorized. The amendment and stock split has been reflected retroactively in the accompanying condensed consolidated financial statements.

The authorized capital stock of the Delaware corporation consists of 100,000,000 shares of Class A common stock, par value $.001 per share, and 60,000,000 shares of Class B common stock, par value $.001 per share. The Company has also authorized 10,000,000 shares of preferred stock, $.001 par value per share.

The Class A common stock and Class B common stock have identical rights other than with respect to voting, conversion and transfer. The Class A common stock is entitled to one vote per share, while the Class B common stock is entitled to ten votes per share on all matters submitted to a vote of stockholders. The shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a share-for-share basis. In addition, shares of Class B common stock will be automatically converted into a like number of shares of Class A common stock upon any transfer to any person or entity which is not a permitted transferee.

On June 9, 1999, the Company issued 7.0 million shares of Class A common stock in an initial public offering and received net proceeds of $69.7 million. The application of net proceeds were applied to (i) repayment of stockholder loans of $11.8 million, (ii) dividend distributions of $31.8 million, and (iii) partial repayment of the Company's revolving line of credit of $26.1 million. On June 9, 1999, the Company also granted 1,209,636 options to acquire Class A common stock at an exercise price of $11 per share which vest ratably in 20% increments commencing one year from the grant date.

(9)     LITIGATION

The Company is involved in litigation arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. This section contains certain forward-looking statements that involve risks and uncertainties including, but not limited to, information with regard to anticipated marketing expenditures, the successful implementation of the Company's strategies, future growth and growth rates, and future increases in net sales, expenses, capital expenditures and net earnings. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, an increase in marketing expenditures, changes to estimates of capital expenditures for 1999, decrease in licensee sales, inability to generate working capital, and increased costs and time for year 2000 expenditures.

OVERVIEW

The Company designs and markets branded contemporary casual, active, rugged and lifestyle footwear for men, women and children. The Company sells its products to department stores such as Nordstrom, Macy's, Dillards, Robinson's-May and JC Penney, and specialty retailers such as Famous Footwear, Genesco's Journeys and Jarman chains, The Venator Group's Foot Locker and Lady Foot Locker chains, and Footaction U.S.A. The Company's marketing focus is to maintain and enhance recognition of the Skechers brand name as a casual, active, youthful, lifestyle brand that stands for quality, comfort and design innovation. The Company typically endeavors to spend between 8.0% and 10.0% of annual net sales in the marketing of Skechers footwear through an integrated effort of advertising, promotions, public relations, trade shows and other marketing efforts.

On June 9, 1999, the Company issued 7.0 million shares of Class A common stock in an initial public offering (the "Offering") and received net proceeds of approximately $69.7 million (after deducting underwriting discounts and commissions and Offering expenses). The application of net proceeds were applied to (i) repayment of a $10 million subordinated note and a $1.8 million unsubordinated note, each to the Greenberg Family Trust, (ii) dividend distributions of $31.8 million, and (iii) partial repayment of the Company's revolving line of credit of $26.1 million.

In May 1992, the Company elected to be treated for Federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable state laws. As a result, for the period from inception through June 7, 1999, earnings of the Company were included in the taxable income of the Company's stockholders for Federal and state income tax purposes, and the Company was not subject to income tax on such earnings, other than franchise and net worth taxes. The Company terminated its S Corporation status on June 7, 1999 in connection with the Offering. Accordingly, the Company is treated for Federal and state income tax purposes as a corporation under Subchapter C of the Code and, as a result, is subject to state and Federal income taxes. By reason of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company, for the period from inception through June 7, 1999 provided to its stockholders funds for the payment of income taxes on the earnings of the Company. In April 1999, the Company declared and paid a distribution consisting of the first installment of Federal income taxes payable on S Corporation earnings for 1998 in the amount of $3.5 million. Also, the Company used a portion of its proceeds of the Offering to make a distribution consisting of the final installment of Federal income taxes payable on S Corporation earnings for 1998 (the "Final 1998 Distribution"). The amount of the Final 1998 Distribution was $7.6 million. Upon the termination of the Company's S Corporation status, the Company declared (i) a distribution consisting of income taxes payable on S Corporation earnings from January 1, 1999 through June 7, 1999 (the "Final Tax Distribution"), and (ii) a distribution in an amount designed to constitute the Company's remaining and undistributed accumulated S Corporation earnings through June 7, 1999 (the "Final S Corporation Distribution"). The amount of the Final Tax Distribution was $2.8 million and the amount of the Final S

Corporation Distribution was $21.4 million and such amounts were funded with a portion of the net proceeds of the Offering. Purchasers of shares of Class A Common Stock in the Offering did not receive any portion of the Final 1998 Distribution, the Final Tax Distribution or the Final S Corporation Distribution. After the date of such termination, the Company was no longer treated as an S Corporation and, accordingly, it became subject to Federal and state income taxes. All pro forma income taxes reflect adjustments for Federal and state income taxes as if the Company had been taxed as a C Corporation rather than an S Corporation.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company's results of operations as a percentage of net sales. Pro forma reflects adjustments for Federal and state income taxes as if the Company had been taxed as a C Corporation at an assumed 40% rate rather than an S Corporation.

                                      Three Months Ended               Six Months Ended
                                           June 30,                        June 30,
                                    ----------------------          ----------------------
                                     1998            1999            1998            1999
                                    ------          ------          ------          ------
Net sales                            100.0%          100.0%          100.0%          100.0%
Cost of sales                         58.9            59.1            60.4            60.3
                                    ------          ------          ------          ------
  Gross profit                        41.1            40.9            39.6            39.7
Royalty income, net                    0.1             0.1             0.2             0.1
                                    ------          ------          ------          ------
                                      41.2            41.0            39.8            39.8
                                    ------          ------          ------          ------
Operating expenses:
  Selling                             10.6            11.1            11.0            13.6
  General and administrative          18.2            18.0            19.7            17.6
                                    ------          ------          ------          ------
                                      28.8            29.1            30.8            31.2
                                    ------          ------          ------          ------

Earnings from operations              12.4            12.0             9.0             8.6
  Interest expense, net               (3.3)           (2.0)           (2.9)           (1.9)
  Other, net                          (0.1)            0.0            (0.0)            0.2
                                    ------          ------          ------          ------
Earnings before pro forma
    Income taxes                       9.0            10.0             6.1             6.9
Pro forma income taxes                 3.6             4.0             2.4             2.8
                                    ------          ------          ------          ------
  Pro forma net earnings               5.4%            6.0%            3.7%            4.2%
                                    ======          ======          ======          ======



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Sales

Net sales increased $16.9 million, or 19.3%, to $104.6 million for the three months ended June 30, 1999 as compared to $87.7 million for the three months ended June 30, 1998. This increase was due to increased sales of branded footwear primarily as a result of (i) greater brand awareness driven in part by a significant expansion of the Company's national marketing efforts, (ii) a broader breadth of men's, women's and children's product offerings, (iii) the development of the Company's domestic sales force and international distributor network, (iv) the increased volume of the Company's existing account base with multiple stores and increased sales to such accounts, resulting in higher sales per account, (v) operations of 38 Company stores during the second quarter of 1999 versus the operations of 24 Company stores during the second quarter of 1998, and (vi) the launch of the Company's direct mail business in August 1998. Gross wholesale sales of men's footwear, including international, increased $2.2 million, or 6.9%, to $34.3 million for the three months ended June 30, 1999, as compared to $32.1 million for the three months ended June 30, 1998. Gross wholesale sales of women's footwear, including international, increased $8.4 million, or 21.0%, to $48.3 million for the three months ended June 30, 1999 as compared to $39.9 million for the three months ended June 30 1998. Gross wholesale sales of children's footwear, including international, decreased $1.0 million, or 7.3%, to $13.2 million for the three months ended June 30, 1999 as compared to $14.2 million for the three months ended June 30, 1998. The decrease was due to the timing of shipments between the first and second quarter as first quarter sales were up 120.8 % over the comparable period in 1998. Provisions for returns and allowances were $3.0 million for the three months ended June 30, 1999 as compared to $3.5 million for the three months ended June 30, 1998. Net sales through the Company's retail stores increased $3.9 million, or 66.8%, to $9.8 million for the three months ended June 30, 1999 as compared to $5.8 million for the three months ended June 30, 1998. This increase is primarily due to new store openings. Net sales generated from international operations increased $3.3 million, or 51.5%, to $9.6 million for the three months ended June 30, 1999, as compared to $6.3 million for the three months ended June 30, 1998.

Gross Profit

The Company's gross profit increased $6.7 million, or 18.7%, to $42.7 million for the three months ended June 30, 1999, compared to $36.0 million for the three months ended June 30, 1998. The increase was attributable to higher sales. Gross profit as a percentage of net sales ("Gross Margin") decreased to 40.9% for the three months ended June 30, 1999 from 41.1% for the same period in 1998. The decrease in Gross Margin was primarily due to higher ocean freight costs resulting from rate increases by third party shipping companies on imported products. The effect of the rate increases were partially offset by improved retail sell-through at the Company's retail customer accounts, which typically results in fewer markdowns, and the increase in the Company's retail sales, including direct mail, since such retail Gross Margins are higher than wholesale Gross Margins.

Royalty Income, Net

Royalty income, net of related expenses, increased $71,000, or 81.6%, to $158,000 for the three months ended June 30, 1999 compared to $87,000 for the three months ended June 30, 1998. The Company earns royalty income based upon a percentage of sales of its licensees. The increase was due to increased sales by licensees. Management expects that royalty income may increase in total dollars, but not necessarily as a percentage of net sales, as the Company's licensing efforts for Skechers products increase.

Selling Expenses

Selling expenses include sales salaries, commissions and incentives, advertising, promotions and trade shows. Selling expenses increased $2.3 million, or 24.5%, to $11.6 million (11.1% of net sales) for the three months ended June 30, 1999 from $9.3 million (10.6% of net sales) for the three months ended June 30, 1998. The increase in total dollars was primarily due to increased marketing (advertising and tradeshow) expenditures, sales compensation due to the increase in footwear sales, and the hiring of additional sales personnel. Advertising expenses as a percentage of net sales for the three months ended June 30, 1999 and 1998 was 9.0% and 8.6%, respectively. The Company endeavors to spend approximately 8.0% to 10.0% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. Marketing expense as a percentage of net sales may vary from quarter to quarter. The increase as a percentage of sales was due primarily to the factors above.

General and Administrative Expenses

General and administrative expenses increased $2.9 million, or 17.9%, to $18.8 million (18.0% of net sales) for the three months ended June 30, 1999 from $15.9 million (18.2% of net sales) for the three months ended June 30, 1998. The increase in total dollars is primarily due to (i) the hiring of additional personnel, (ii) an increase in costs associated with the Company's distribution facilities to support the Company's growth, (iii) increased product design and development costs and (iv) the addition of 15 retail stores which were not open in the second quarter of 1998. The decrease as a percentage of net sales was primarily due to the increase in the volume of footwear sold. Also included in general and administrative expenses for the three months ended June 30, 1998 is $1.0 million of compensation expense relating to the Company's 1996 Incentive Compensation Plan (the "1996 Incentive Compensation Plan") which expired December 31, 1998. The Company has not introduced an incentive compensation plan for 1999.

Interest Expense

Interest expense decreased $741,000, or 25.9%, to $2.1 million for the three months ended June 30, 1999 as compared to $2.9 million for the three months ended June 30, 1998 as a result of the application of net proceeds from the Offering which were partially used to reduce debt.

Other Income (Expense), Net

Other income, net during the three months ended June 30, 1999 related to miscellaneous income of $21,000. Other expense, net during the three months ended June 30, 1998 related to miscellaneous expense of $46,000.

Pro Forma Income Taxes

Pro forma income taxes have been provided at the assumed rate of 40.0% for Federal and state purposes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Sales

Net sales increased $52.8 million, or 35.8%, to $200.3 million for the six months ended June 30, 1999 as compared to $147.6 million for the six months ended June 30, 1998. This increase was due to increased sales of branded footwear primarily as a result of (i) greater brand awareness driven in part by a significant expansion of the Company's national marketing efforts, (ii) a broader breadth of men's, women's and children's product offerings, (iii) the development of the Company's domestic sales force and international distributor network, (iv) the increased volume of the Company's existing account base with multiple stores and increased sales to such accounts, resulting in higher sales per account, (v) the operation of 38 Company stores during the six months ended June 30, 1999 versus the operation of 23 Company stores during the six months ended June 30, 1998, and (vi) the launch of the Company's direct mail business in August 1998. Gross wholesale sales of men's footwear, including international, increased $10.0 million, or 17.1%, to $68.4 million for the six months ended June 30, 1999, as compared to $58.4 million for the six months ended June 30, 1998. The increase in sales of men's footwear was achieved despite a decline in men's "Kani" footwear sales of $668,000. No Kani sales were recorded for the six months ended June 30, 1999. The Company discontinued actively marketing "Kani" footwear in 1997. Sales of "Kani" footwear for the six months ended June 30, 1998 resulted from inventory close-outs, which were substantially completed during this fiscal period. Gross wholesale sales of women's footwear, including international, increased $25.1 million, or 39.5%, to $88.9 million for the six months ended June 30, 1999 as compared to $63.7 million for the six months ended June 30 1998. Gross wholesale sales of children's footwear, including international, increased $7.2 million, or 34.4%, to $28.3 million for the six months ended June 30, 1999 as compared to $21.1 million for the six months ended June 30, 1998. Provisions for returns and allowances were $6.9 million for the six months ended June 30, 1999 as compared to $5.6 million for the six months ended June 30, 1998. Net sales through the Company's retail stores increased $8.7 million, or 93.0%, to $18.0 million for the six months ended June 30, 1999 as compared to $9.3 million for the six months ended June 30, 1998. This increase is primarily due to new store openings. Net sales generated from international operations increased $5.4 million, or 37.6%, to $19.9 million for the six months ended June 30, 1999, as compared to $14.4 million for the six months ended June 30, 1998.

Gross Profit

The Company's gross profit increased $21.0 million, or 35.8%, to $79.4 million for the six months ended June 30, 1999, compared to $58.5 million for the six months ended June 30, 1998. The increase was attributable to higher sales. Gross Margin increased to 39.7% for the six months ended June 30, 1999 from 39.6% for the same period in 1998. The increase in Gross Margin was primarily due to (i) improved retail sell-through at the Company's retail customer accounts, which typically results in fewer markdowns, (ii) an increase in the proportions of total sales derived from the women's footwear line, which had a higher margin than the men's footwear line, and (iii) the increase in the Company's retail sales, including direct mail. The increase in Gross Margin was partially offset by higher ocean freight costs resulting from rate increases by third party shipping companies on imported product beginning in the second quarter of 1999.

Royalty Income, Net

Royalty income, net of related expenses, decreased $12,000, or 5.5%, to $207,000 for the six months ended June 30, 1999 compared to $219,000 for the six months ended June 30, 1998. The Company earns royalty income based upon a percentage of sales of its licensees and sublicensees. The decrease was due to the termination of the Company's license relating to "Kani" apparel.

Selling Expenses

Selling expenses increased $10.8 million, or 66.4%, to $27.2 million (13.6% of net sales) for the six months ended June 30, 1999 from $16.3 million (11.1% of net sales) for the six months ended June 30, 1998. The increase in total dollars was primarily due to increased marketing (advertising and tradeshow) expenditures, sales compensation due to the increase in footwear sales, and the hiring of additional sales personnel. Marketing expenses as a percentage of net sales for the six months ended June 30, 1999 and 1998 was 11.1% and 8.8%, respectively.

General and Administrative Expenses

General and administrative expenses increased $6.2 million, or 21.2%, to $35.2 million (17.6% of net sales) for the six months ended June 30, 1999 from $29.0 million (19.7% of net sales) for the six months ended June 30, 1998. The increase in total dollars is primarily due to (i) the hiring of additional personnel, (ii) an increase in costs associated with the Company's distribution facilities to support the Company's growth, (iii) increased product design and development costs and (iv) the addition of 15 retail stores which were not open in the six months ended June 30, 1998. The decrease as a percentage of net sales was primarily due to the increase in the volume of footwear sold. Also included in general and administrative expenses for the six months ended June 30, 1998 is $1.7 million of compensation expense relating to the Company's 1996 Incentive Compensation Plan which expired December 31, 1998.

Interest Expense

Interest expense decreased $471,000, or 10.9%, to $3.9 million for the six months ended June 30, 1999 as compared to $4.3 million for the six months ended June 30, 1998 as a result of the application of net proceeds from the Offering which were partially used to reduce debt.

Other Income, Net

Other income, net during the six months ended June 30, 1999 related to legal settlements of $358,000 and miscellaneous income of $146,000. The legal settlements related to intellectual property matters. Other income, net during the six months ended June 30, 1998 related to miscellaneous income of $17,000.

Pro Forma Income Taxes

Pro forma income taxes have been provided at the assumed rate of 40.0% for Federal and state purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon internally generated funds, trade credit, borrowings under credit facilities and loans from stockholders to finance its operations and expansion. The Company's need for funds arises primarily from its working capital requirements, including the need to finance its inventory and receivables. The Company's working capital was $58.3 million at June 30, 1999 and $23.1 million at December 31, 1998, respectively. The increase in working capital at June 30, 1999 as compared to December 31, 1998 was primarily due to the Offering and application of net proceeds therefrom as well as net earnings during the six months ended June 30, 1999.

As part of the Company's working capital management, the Company performs substantially all customer credit functions internally, including extension of credit and collections. The Company's bad debt write-offs were less than 1.0% of net sales for six months ended June 30, 1998 and 1999. The Company carries bad debt insurance to cover approximately the first 90.0% of bad debts on substantially all of the Company's major retail accounts.

Net cash provided by (used in) operating activities totaled $8.7 million and $(12.8) million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash provided by operating activities was due primarily to an increase in net income and a decrease in inventory balances. The decrease in inventory from December 31, 1998 to June 30, 1999 of $6.7 million was primarily due to maintaining strict inventory controls during the six month period ending June 30, 1999.

Net cash used in investing activities totaled $3.7 million and $3.6 million for the six months ended June 30, 1999 and 1998, respectively, and primarily related to capital expenditures. Capital expenditures in 1999 primarily included the construction of additional Company retail stores and trade show booths, as well as additional hardware and software for the Company's computer needs. Investing activities in 1998 was primarily due to increased capital expenditures in connection with the establishment of the Company's distribution facilities in Ontario, California, the construction of additional Company retail stores, and additional hardware and software for the Company's computer needs.

The Company estimates that its capital expenditures for the year ending December 31, 1999 will be approximately $10.0 million, of which approximately $5.5 million will be used for the installation of a new material handling system for the Company's most recently opened distribution facility. Total expenditures for the new material handling system are expected to be approximately $10.0 million, the balance of which will be spent in 2000. The Company also anticipates spending $400,000 for expenditures on equipment for the Company's distribution facilities, and $4.1 million capital expenditures related to general corporate purposes in 1999, including leasehold improvements and purchases of furniture and equipment in connection with the opening of additional retail stores, additions and advancements to the Company's management information systems, costs associated with trade show booths and leasehold improvements to the Company's facilities.

Net cash provided by (used in) financing activities totaled $(15.7) million and $15.3 million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash used in financing activities was primarily due to payments on debt and dividend distributions which were partially financed by the Offering.

The Company's credit facility provides for borrowings under a revolving line of credit of up to $120.0 million and a term loan, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $66.9 million of availability as of June 30, 1999) with Heller Financial, Inc., as agent for the lenders. As of June 30, 1999, there was approximately $14.8 million outstanding under the revolving line of credit. The revolving line of credit bears interest at the Company's option at either the prime rate (8.0% at June 30, 1999) plus 25 basis points or at Libor (5.37% at June 30, 1999) plus 2.75%. The revolving line of credit expires on December 31, 2002. Interest on the revolving line of credit is payable monthly. The revolving line of credit provides a sub-limit for letters of credit of up to $18.0 million to finance the Company's foreign purchases of merchandise inventory. As of June 30, 1999, the Company had approximately $3.8 million of letters of credit under the revolving line of credit. The term loan component of the credit facility, which has a principal balance of approximately $2.5 million as of June 30, 1999, bears interest at the prime rate plus 100 basis points and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for the Company's distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains certain financial covenants that require the Company to maintain minimum tangible net worth of at least $20.0 million, working capital of at least $14.0 million and specified leverage ratios and limit the ability of the Company to pay dividends if it is in default of any provisions of the credit facility. The Company was in compliance with these covenants as of June 30, 1999. The credit facility is collateralized by the Company's real and personal property, including, among other things, accounts receivable, inventory, general intangibles and equipment and is guaranteed by the Company's wholly-owned subsidiaries.

By reason of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company from inception to June 7, 1999, the S Corporation termination date, has provided to its stockholders funds for the payment of income taxes on the earnings of the Company. In April 1999, the Company declared the April Tax Distribution of $3.5 million, and connection with the Offering declared the Final 1998 Distribution, of $7.6 million, the Final Tax Distribution, of $2.8 million, and the Final S Corporation Distribution, of $21.4 million. The Company's C Corporation earnings will be retained for the foreseeable future in the operations of the business.

The Company believes that anticipated cash flows from operations, available borrowings under the Company's revolving line of credit, cash on hand and its financing arrangements will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements through fiscal 2000. However, in connection with its growth strategy, the Company will incur significant working capital requirements and capital expenditures. The Company's future capital requirements will depend on many factors, including, but not limited to, the levels at which the Company maintains inventory, the market acceptance of the Company's footwear, the levels of promotion and advertising required to promote its footwear, the extent to which the Company invests in new product design and improvements to its existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

QUARTERLY RESULTS AND SEASONALITY

Sales of footwear products are somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters

The Company has experienced, and expects to continue to experience, variability in its net sales, operating results and results of operations, on a quarterly basis. The Company's domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond the Company's control could materially negatively impact the Company's net sales and results of operations for any given quarter. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of new Company retail store openings and (viii) actions by competitors. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the full year.

INFLATION

The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its net sales or profitability. However, the Company cannot accurately predict the effect of inflation on future operating results. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, the Company does not believe that inflation has had a material effect on the Company's net sales or profitability. In the past, the Company has been able to offset its foreign product cost increases by increasing prices or changing suppliers, although no assurance can be given that the Company will be able to continue to make such increases or changes in the future.

EXCHANGE RATES

The Company receives U.S. Dollars for substantially all of its product sales and its royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. Dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the U.S. Dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During 1997 and 1998, exchange rate fluctuations did not have a material impact on the Company's inventory costs. The Company does not engage in hedging activities with respect to such exchange rate risk.

MARKET RISK

The Company does not hold any derivative securities or other market rate sensitive instruments.

YEAR 2000 COMPLIANCE

The Company relies on its internal computer systems to manage and conduct its business. The Company also relies, directly and indirectly, on external systems of business enterprises such as third party manufacturers and suppliers, customers, creditors and financial organizations, and of governmental entities, both domestic and internationally, for accurate exchange of data.

Many existing computer programs were designed and developed without regard for the Year 2000 ("Y2K") and beyond. If the Company or its significant third party business partners and intermediaries fail to make necessary modifications, conversions, and contingency plans on a timely basis, the Y2K issue could have a material adverse effect on the Company's business and financial condition. Management believes that its competitors face a similar risk. In recognition of this risk, the Company has established a project team to assess, remediate, test and develop contingency plans.

  State of Readiness

The Company has developed a Y2K plan with the objective of having all of its information technology ("IT") systems compliant by September 1999. The Company's significant IT systems include its order management and inventory system, electronic data interchange ("EDI") system, distribution center processing system, retail merchandise and point of sale system, financial applications system, local area network and personal computers. The Company tested and completed Y2K changes to its order management and inventory system in July 1999. The Company tested and completed Y2K changes to its EDI system related to inbound transactions from customers in July 1999. The Company plans to begin contacting its EDI trading customers and discuss their Y2K readiness to receive the Company's outbound transactions in August 1999. The Company has completed substantially all Y2K changes to its distribution center processing system except for upgrading the operating system to the Y2K version. Upgrade to the Y2K version is part of the Company's on-going maintenance contract with its vendor. The Company is upgrading the operating system with implementation targeted for September 1999. The Company's retail merchandise and point of sale system is expected to be Y2K compliant by September 1999. The Company's financial applications system was upgraded with testing and implementation completed in May 1999. The system upgrades for the Company's financial application systems began in 1998 for the purpose of enhancing system functionality to accommodate the Company's expanding business and related information needs. The Company's local area network hardware and software providers have advised the Company that such systems are Y2K compliant. The Company has begun to assess its personal computers for necessary changes which are anticipated to be completed by October 1999.

The Company's non-IT systems include security, fire prevention, environmental control equipment and phone systems. Many of these systems are currently Y2K compliant. Modification to the remaining systems are expected by September 1999.

The Company's Y2K project team has begun sending surveys and conducting formal communications with its significant business partners to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. This process is expected to continue throughout 1999.

Risks and Contingency Plans

The Company is not aware of any material operational issues associated with preparing its internal systems for the Y2K, however, there is no assurance that there will not be a delay in the implementation. The Company's inability to implement such systems and changes in a timely manner could have a material adverse effect on future results of operations, financial condition and cash flows.

The potential inability of the Company's significant business partners and intermediaries to address their own Y2K issues remains a risk which is difficult to assess. The Company is dependent on four key manufacturers located in China for the production of its footwear. The failure of one or more of these manufacturers to adequately address their own Y2K issues could interrupt the Company's supply chain. The inability of port authorities or shipping lines to address their own Y2K issues could also interrupt the Company's supply chain. Additionally, the inability of one or more of the Company's significant customers to become Y2K compliant could adversely impact the Company's sales to those customers.

The Company is developing contingency plans which may include finding alternative suppliers, manual interventions and adding increased staffing. There is no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by its significant business partners that provide inadequate information.

As the Company has not completed evaluations of its significant business partners' Y2K readiness, the Company is currently unable to determine the most reasonable likely worst case scenario. The Company will continue its efforts towards contingency planning throughout 1999.

Costs

The Company estimates its costs associated with becoming Y2K compliant will be less than $100,000, exclusive of system upgrades incurred in the normal course of business. Efforts to modify the Company's IT systems have substantially been performed internally, however, the Company does not separately track such costs. These costs primarily relate to salaries and wages which are expensed as incurred.

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 15, 2000. Since the Company does not presently hold any derivatives or engage in hedging activities, accordingly SFAS No. 133 should not impact the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -- Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to a Registration Statement on Form S-1 (File No. 333-60065) the Company registered 8,050,000 shares of Class A Common Stock, which included 1,050,000 shares provided by a selling stockholder to cover over-allotments, if any. Deutsche Bank Alex Brown and Prudential Securities Incorporated were representatives of the several underwriters for the Offering. On June 9, 1999, the Company's Registration Statement relating to the initial public offering of 7,000,000 shares of Class A Common Stock was declared effective. The offering closed on June 14, 1999 with an aggregate offering amount of $77.0 million. Total underwriting discounts and commission were approximately $5.4 million and total offering expenses were $1.9 million. The Company received net proceeds from the Offering of approximately $69.7 million. The application of the net proceeds were applied to (i) repayment of a $10.0 million subordinated note and a $1.8 million unsubordinated note, each to the Greenberg Family Trust, (ii) dividend distributions of $31.8 million, and (iii) partial repayment of the Company's revolving line of credit of $26.1 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- Not Applicable

ITEM 5. OTHER INFORMATION-- Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K --

        (a)     Exhibits

                10.1 Underwriting Agreement dated June 9, 1999 between the Registrant and BT Alex. Brown Incorporated and Prudential Securities Incorporated, as Representatives of the Several Underwriters

                10.2 Employment Agreement dated June 14, 1999 between the Registrant and Robert Greenberg

                10.3 Employment Agreement dated June 14, 1999 between the Registrant and Michael Greenberg

                10.4 Employment Agreement dated June 14, 1999 between the Registrant and David Weinberg

                10.5 Registration Rights Agreement dated June 9, 1999 between the Registrant and the Greenberg Family Trust and Michael Greenberg

                10.6 Tax Indemnification Agreement dated June 8, 1999 between the Registrant and certain stockholders

                21.1    Subsidiaries of the Registrant

                27      Financial Data Schedule

        (b)     Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SKECHERS U.S.A, INC.

Dated:   August 11, 1999                /s/ David Weinberg
                                        -------------------------------------
                                            David Weinberg
                                            Executive Vice President and
                                            Chief Financial Officer