Form 10-Q
period 1999-09-30
SKECHERS USA INC
filed 1999-11-12
CIK 1065837

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                        COMMISSION FILE NUMBER: 001-14429

                              SKECHERS U.S.A., INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           95-4376145
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification No.)

            228 MANHATTAN BEACH BLVD.
          MANHATTAN BEACH, CALIFORNIA                    90266
        (Address of Principal Executive                (Zip Code)
                    Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                        Name of each exchange on
                 Title of each class                        which registered
        Class A Common Stock $0.001 par value            New York Stock Exchange


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 10,
                                1999: 7,000,000

  THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 10,
                                1999: 27,814,155

                              SKECHERS U.S.A., INC.

                         1999 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                             PAGE #
                                                                                             ------
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - SKECHERS U.S.A., INC.

            Condensed Consolidated Balance Sheets  --  December 31, 1998 and
               September 30, 1999                                                               1

            Condensed Consolidated Statements of Earnings --  Three-month periods ended
               September 30, 1998 and 1999                                                      2

            Condensed Consolidated Statements of Earnings --  Nine-months periods ended
               September 30, 1998 and 1999                                                      3

            Condensed Consolidated Statement of Stockholders' Equity -- Nine-month
               period ended September 30, 1999                                                  4

            Condensed Consolidated Statement of Cash Flows --  Nine-months periods ended
               September 30, 1998 and 1999                                                      5

            Notes to Condensed Consolidated Financial Statements                                6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                                      10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         19

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                  19
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                          19
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                    19
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                19
ITEM 5.     OTHER INFORMATION                                                                  19
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                   19
            SIGNATURES                                                                         19

                              SKECHERS U.S.A., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (dollars in thousands, except per share data)

                                     ASSETS


                                                                                            September 30
                                                                            December 31        1999
                                                                               1998         (Unaudited)
                                                                            -----------     ------------
Current assets:
  Cash                                                                         $ 10,942           4,528
  Trade accounts receivable, less allowances for bad debts
       and returns of $3,413 in 1998 and $2,919 in 1999                          46,771          71,731
  Due from officers and employees                                                   116              25
  Other receivables                                                               2,329           2,035
                                                                            -----------     -----------
          Total receivables                                                      49,216          73,791
                                                                            -----------     -----------
  Inventories                                                                    65,390          56,174
  Deferred tax assets                                                                --           2,195
  Prepaid expenses and other current assets                                       2,616           1,883
                                                                            -----------     -----------
          Total current assets                                                  128,164         138,571
Property and equipment, at cost, less accumulated
     depreciation and amortization                                               15,196          18,363
Intangible assets, at cost, less applicable amortization                          1,003             716
Other assets, at cost                                                             1,921           3,664
                                                                            -----------     -----------
                                                                               $146,284         161,314
                                                                            ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Short-term borrowings                                                        $ 54,323          31,939
  Current installments of long-term borrowings                                      816             880
  Current installments of notes payable to stockholder                            2,244              --
  Accounts payable                                                               38,145          35,076
  Accrued expenses                                                                8,897           7,482
  Distributions payable                                                             633              --
                                                                            -----------     -----------
          Total current liabilities                                             105,058          75,377
                                                                            -----------     -----------
Long-term borrowings, excluding current installments                              3,550           2,988
Notes payable to stockholder, excluding current installments                     10,000              --
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.001 par value; 10,000 shares authorized;
      none issued and outstanding                                                    --              --
   Class A Common Stock, $.001 par value; 100,000 shares
      authorized; 7,000 issued and outstanding at September 30, 1999                 --              28
   Class B Common Stock, $.001 par value; 60,000 shares
      authorized; 27,814 issued and outstanding                                       2               7
   Additional paid-in capital                                                        --          69,687
  Retained earnings                                                              27,674          13,227
                                                                            -----------     -----------
          Total stockholders' equity                                             27,676          82,949
                                                                            -----------     -----------
                                                                               $146,284        $161,314
                                                                            ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

              Three-month periods ended September 30, 1998 and 1999
                                   (unaudited)
                      (In thousands, except per share data)


                                                  1998              1999
                                              -----------       -----------
Net sales                                        $143,045           124,177
Cost of sales                                      80,869            71,340
                                              -----------       -----------

          Gross profit                             62,176            52,837

Royalty income, net                                   106                --
                                              -----------       -----------
                                                   62,282            52,837
                                              -----------       -----------

Operating expenses:

  Selling                                          16,443            15,814
  General and administrative                       21,379            21,534
                                              -----------       -----------
                                                   37,822            37,348
                                              -----------       -----------
          Earnings from operations                 24,460            15,489
                                              -----------       -----------

Other income (expense):

  Interest                                         (1,883)           (1,465)
  Other, net                                           11               219
                                              -----------       -----------
                                                   (1,872)           (1,246)
                                              -----------       -----------

          Earnings before income taxes             22,588            14,243

Income taxes                                          704             5,698
                                              -----------       -----------
          Net earnings                           $ 21,884             8,545
                                              ===========       ===========

Pro forma operations data:

   Earnings before income taxes                  $ 22,588            14,243
   Income taxes                                     9,035             5,698
                                              -----------       -----------
          Net earnings                           $ 13,553             8,545
                                              ===========       ===========

   Net earnings per share:

      Basic                                      $   0.49              0.25
                                              ===========       ===========
      Diluted                                    $   0.44              0.24
                                              ===========       ===========

   Weighted average shares:

      Basic                                        27,814            34,814
                                              ===========       ===========
      Diluted                                      30,692            35,594
                                              ===========       ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                  Nine-month periods ended September 30, 1998 and 1999
                                      (unaudited)

                      (In thousands, except per share data)


                                                 1998              1999
                                              ---------         ---------
Net sales                                      $290,602           324,495
Cost of sales                                   169,946           192,228
                                              ---------         ---------
          Gross profit                          120,656           132,267

Royalty income, net                                 325               207
                                              ---------         ---------
                                                120,981           132,474
                                              ---------         ---------
Operating expenses:
  Selling                                        32,767            42,972
  General and administrative                     50,415            56,726
                                              ---------         ---------
                                                 83,182            99,698
                                              ---------         ---------
          Earnings from operations               37,799            32,776
                                              ---------         ---------

Other income (expense):
  Interest                                       (6,223)           (5,334)
  Other, net                                         29               722
                                              ---------         ---------
                                                 (6,194)           (4,612)
                                              ---------         ---------
          Earnings before income taxes           31,605            28,164

Income taxes                                        888             6,897
                                              ---------         ---------
          Net earnings                         $ 30,717            21,267
                                              =========         =========

Pro forma operations data:
   Earnings before income taxes                $ 31,605            28,164
   Income taxes                                  12,642            11,266
                                              ---------         ---------
          Net earnings                         $ 18,963            16,898
                                              =========         =========

   Net earnings per share:
      Basic                                    $   0.68              0.55
                                              =========         =========
      Diluted                                  $   0.62              0.52
                                              =========         =========

   Weighted average shares:
      Basic                                      27,814            30,737
                                              =========         =========
      Diluted                                    30,634            32,430
                                              =========         =========


See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Nine-month period ended September 30, 1999
                                   (Unaudited)
                                 (In thousands)


                                                    Common Stock             Additional                         Total
                                              ------------------------         Paid in        Retained      Stockholders'
                                               Shares          Amount          Capital        Earnings          Equity
                                              --------        --------       ----------       --------      -------------
Balance at December 31, 1998                    27,814             $ 2         $    --        $ 27,674         $ 27,676

 Net earnings                                       --              --              --          21,267           21,267
 Proceeds from initial public offering           7,000              33          69,687              --           69,720
  Distributions:
     Cash                                           --              --              --         (35,364)         (35,364)
     Cross Colours trademark                        --              --              --            (350)            (350)
                                              --------        --------        --------        --------         --------
Balance at September 30, 1999                   34,814             $35         $69,687        $ 13,227         $ 82,949
                                              ========        ========        ========        ========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              Nine-month periods ended September 30, 1998 and 1999
                                   (unaudited)

                      (In thousands, except per share data)


                                                                        1998             1999
                                                                      --------         --------
Cash flows from operating activities:
  Net earnings                                                        $ 30,717           21,267
  Adjustments to reconcile net earnings to net cash
       used in operating activities:
     Depreciation and amortization of property and
       equipment                                                         1,932            3,032
     Amortization of intangible assets                                      98               55
     Provision for bad debts and returns                                   654             (494)
     Gain on distribution of intangibles                                    --             (118)
     Loss on disposal of equipment                                         190              400
     Increase in assets:
       Receivables                                                     (36,438)         (24,081)
       Inventories                                                     (11,210)           9,216
       Deferred tax assets                                                  --           (2,195)
       Prepaid expenses and other current assets                        (1,217)             733
       Other assets                                                        209           (1,743)
     Increase (decrease) in liabilities:
       Accounts payable                                                 11,752           (3,069)
       Accrued expenses                                                 (2,087)          (2,048)
                                                                      --------         --------
          Net cash provided by (used in) operating activities           (5,400)             955
                                                                      --------         --------

Cash flows used in investing activities - capital expenditures          (7,491)          (6,599)
                                                                      --------         --------

Cash flows from financing activities:

  Net proceeds from initial public offering of common stock                 --           69,720
  Net proceeds (payments) related to short-term borrowings              15,373          (22,320)
  Payments related to long-term debt                                      (200)            (562)
  Payments on notes payable to stockholder                                  --          (12,244)
  Distributions paid to stockholders                                    (2,157)         (35,364)
                                                                      --------         --------
          Net cash provided by (used in) financing activities           13,016             (770)
                                                                      --------         --------
Net decrease in cash                                                       125           (6,414)
Cash at beginning of period                                              1,462           10,942
                                                                      --------         --------
Cash at end of period                                                 $  1,587            4,528
                                                                      ========         ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                         $  6,208            5,500
     Income taxes                                                          888            7,343
                                                                      ========         ========


During the nine-month period ended September 30, 1999, the Company declared a non-cash distribution of intangibles of $350.

See accompanying notes to unaudited condensed consolidated financial statements.

                              SKECHERS U.S.A., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

(2) PRO FORMA INFORMATION

Income Taxes

Effective June 7, 1999, the Company terminated its S Corporation election, becoming a C Corporation subject to Federal and state income taxes. The tax provisions include historical income taxes and pro forma income tax adjustments which represent taxes which would have been reported had the Company been subject to Federal and state income taxes as a C Corporation. The Company's conversion to a C Corporation on June 7, 1999 resulted in a one-time noncash credit to earnings for establishing the deferred tax asset on June 7, 1999 of $1.8 million. This amount is reflected as deferred taxes and reduces the provision for historical income taxes in the accompanying condensed consolidated statement of earnings.

The pro forma unaudited income tax adjustments presented represent taxes which would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming a 40.0% rate. The historical and pro forma provisions for income tax expense were as follows (in thousands):


                                      Three-Months Ended          Nine-months Ended
                                         September 30                September 30
                                    ----------------------      ----------------------
                                      1998          1999          1998          1999
                                    --------      --------      --------      --------
Historical income taxes               $  704         5,698           888         6,897
                                    --------      --------      --------      --------
Pro forma adjustments:
   Federal                             6,665            --         9,403         3,495
   State                               1,666            --         2,351           874
                                    --------      --------      --------      --------
Total pro forma adjustments            8,331            --        11,754         4,369
                                    --------      --------      --------      --------
Total pro forma income taxes          $9,035         5,698        12,642        11,266
                                    ========      ========      ========      ========

                              SKECHERS U.S.A., INC.

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

Pro forma income taxes differs from the statutory tax rate as applied to earnings before income taxes as follows:


                                                      Three-Months               Nine-months
                                                  Ended September 30          Ended September 30
                                                 --------------------        --------------------
                                                  1998          1999          1998          1999
                                                 ------        ------        ------        ------
Expected income tax expense                      $7,906         4,985        11,062         9,857
State income tax, net of Federal  benefit         1,129           713         1,580         1,409
                                                 ------        ------        ------        ------
Total provision for pro forma
   income taxes                                  $9,035         5,698        12,642        11,266
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

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):


                                         Three-Months Ended           Nine-months Ended
                                            September 30                 September 30
                                       ----------------------      ----------------------
                                         1998          1999          1998          1999
                                       --------      --------      --------      --------
Weighted average shares used in
  basic computation                      27,814        34,814        27,814        30,737
Shares to fund stockholders
  distributions described above           1,839            --         1,839           713
Dilutive stock options                    1,039           780           981           980
                                       --------      --------      --------      --------
Weighted average shares used in
  diluted computation                    30,692        35,594        30,634        32,430
                                       ========      ========      ========      ========


The Company granted options to purchase 1,209,636 shares of Class A common stock on June 9, 1999 at $11 per share. These options were excluded from the computation of diluted weighted average shares as they were anti-dilutive.

                              SKECHERS U.S.A., INC.

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

(6) BANK BORROWINGS

The Company has available a secured line of credit, as amended in December 1998, permitting borrowings up to $120.0 million based upon eligible accounts receivable and inventories. The borrowings bear interest at the rate of prime (8.25% at September 30, 1999) plus 0.25% or at LIBOR (6.08% at September 30,
1999) plus 2.75% and the line of credit expires on December 31, 2002. The agreement provides for the issuance of letters of credit up to a maximum of $18.0 million, which decreases the amount available for borrowings under the agreement. The outstanding letters of credit at September 30, 1999 are $3.2 million. The Company paid a 1.0% per annum fee on the maximum letter of credit amount plus 0.50% of the difference between the revolving loan commitment less the maximum letter of credit amount. At September 30, 1999, the Company had available credit aggregating approximately $47.7 million. The agreement contains certain restrictive covenants, including tangible net worth and net working capital, as defined, with which the Company was in compliance at September 30, 1999.

At September 30, 1999, the Company had $2.5 million outstanding under a secured note payable with a financial institution, bearing interest at the rate of prime plus 1.0%, payable in monthly installments of $25,000 and due November 30, 2002.

(7) NOTES PAYABLE TO STOCKHOLDER

Stockholder loans aggregating $11.8 million were repaid with proceeds from the Company's initial public offering during June 1999. The Company recorded interest expense of approximately $474,000 and $433,000 related to these notes during the nine-month periods ended September 30, 1998 and 1999, respectively.

                              SKECHERS U.S.A., INC.

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. This section contains certain forward-looking statements that involve risks and uncertainties including, but not limited to, information with regard to anticipated marketing expenditures, the successful implementation of the Company's strategies, future growth and growth rates, and future increases in net sales, expenses, capital expenditures and net earnings. Without limiting the foregoing, the words "endeavors," "believes," "anticipates," "plans," "expects," "may," "could," "will," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, among others, changing consumer demand and fashion trends, popularity of particular styles and demand for such, the ability of management to manage the Company's growth and sustain its rate of growth, the loss of significant manufacturers or customers, the size and timing of purchases, seasonal and quarterly fluctuations in earnings, the ability to protect intellectual property rights, increased costs of freight and transportation, ability to retain qualified personnel, increase in marketing expenditures, changes to estimates of capital expenditures or additional capital requirements, increased costs or disruptions due to year 2000 issues, and general risks associated with doing business outside the United States, such as import duties, tariffs and political and economic instability. Other sections of this report may include additional factors which could adversely impact the Company's business and financial condition.

OVERVIEW

The Company designs and markets branded contemporary casual, active, rugged and lifestyle footwear for men, women and children. The Company sells its products to department stores such as Nordstrom, Macy's, Dillards, Robinson's-May and JC Penney, and specialty retailers such as Famous Footwear, Genesco's Journeys and Jarman chains, The Venator Group's Foot Locker and Lady Foot Locker chains, and Footaction U.S.A. The Company's marketing focus is to maintain and enhance recognition of the Skechers brand name as a casual, active, youthful, lifestyle brand that stands for quality, comfort and design innovation. The Company endeavors to spend between 8.0% and 10.0% of annual net sales in the marketing of Skechers footwear through an integrated effort of advertising, promotions, public relations, trade shows and other marketing efforts.

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


                                        Three Months Ended             Nine Months Ended
                                          September 30,                   September 30,
                                    ------------------------        ------------------------
                                      1998            1999            1998            1999
                                    --------        --------        --------        --------
Net sales                              100.0%          100.0%          100.0%          100.0%
Cost of sales                           56.5            57.5            58.5            59.2
                                    --------        --------        --------        --------
  Gross profit                          43.5            42.5            41.5            40.8
Royalty income, net                      0.0             0.0             0.1             0.0
                                    --------        --------        --------        --------
                                        43.5            42.5            41.6            40.8
                                    --------        --------        --------        --------
Operating expenses:
  Selling                               11.5            12.7            11.3            13.2
  General and administrative            14.9            17.3            17.3            17.5
                                    --------        --------        --------        --------
                                        26.4            30.0            28.6            30.7
                                    --------        --------        --------        --------
Earnings from operations                17.1            12.5            13.0            10.1
  Interest expense, net                 (1.3)           (1.2)           (2.1)           (1.6)
  Other, net                             0.0             0.2             0.0             0.2
                                    --------        --------        --------        --------
Earnings before pro forma
    Income taxes                        15.8            11.5            10.9             8.7
Pro forma income taxes                   6.3             4.6             4.4             3.5
                                    ========        ========        ========        ========
  Pro forma net earnings                 9.5%            6.9%            6.5%            5.2%
                                    ========        ========        ========        ========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales

Net sales decreased $18.8 million, or 13.2%, to $124.2 million for the three months ended September 30, 1999 as compared to $143.0 million for the three months ended September 30, 1998. This decrease was due to a shift in retail buying patterns relative to the prior year from the third quarter into the fourth quarter of

1999 and lower at once orders resulting partially from a slowdown in overall back-to-school sales at certain of the Company's major retail customers. Provisions for returns and allowances were $4.5 million for the three months ended September 30, 1999 as compared to $3.8 million for the three months ended September 30, 1998. Net sales through the Company's retail stores increased $3.1 million, or 35.7%, to $12.0 million for the three months ended September 30, 1999 as compared to $8.9 million for the three months ended September 30, 1998. This increase is primarily due to new store openings. The Company operated 39 retail stores during the third quarter of 1999 versus 30 retail stores during the third quarter of 1998. The Company closed its Times Square store in October 1999 due to redevelopment of the Times Square area. Net sales generated from international operations decreased $298,000, or 2.6%, to $11.0 million for the three months ended September 30, 1999, as compared to $11.3 million for the three months ended September 30, 1998.

Gross Profit

The Company's gross profit decreased $9.4 million, or 15.0%, to $52.8 million for the three months ended September 30, 1999, compared to $62.2 million for the three months ended September 30, 1998. The decrease was attributable to lower sales. Gross profit as a percentage of net sales ("Gross Margin") decreased to 42.5% for the three months ended September 30, 1999 from 43.5% for the same period in 1998. The decrease in Gross Margin was primarily due to higher ocean freight costs resulting from rate increases by third party shipping companies on imported products beginning in the second quarter of 1999. The effect of the rate increases were partially offset by the increase in the Company's retail sales, including direct mail, since such retail Gross Margins are higher than wholesale Gross Margins.

Selling Expenses

Selling expenses include sales salaries, commissions and incentives, advertising, promotions and trade shows. Selling expenses decreased $629,000, or 3.8%, to $15.8 million (12.7% of net sales) for the three months ended September 30, 1999 from $16.4 million (11.5% of net sales) for the three months ended September 30, 1998. The decrease in total dollars was primarily due to decreased marketing (advertising and tradeshow) expenditures, and sales compensation due to the decrease in sales. Advertising expenses as a percentage of net sales for the three months ended September 30, 1999 and 1998 was 10.9% and 9.9%, respectively. The Company endeavors to spend approximately 8.0% to 10.0% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. Marketing expense as a percentage of net sales may vary from quarter to quarter. The increase as a percentage of sales was due primarily to lower sales.

General and Administrative Expenses

General and administrative expenses increased $155,000, or 0.7%, to $21.5 million (17.3% of net sales) for the three months ended September 30, 1999 from $21.4 million (14.9% of net sales) for the three months ended September 30, 1998. The increase in total dollars is primarily due to (i) the hiring of additional personnel, (ii) increased product design and development costs and
(iii) the net addition of nine retail stores which were not open in the third quarter of 1998. The increase was partially offset by lower incentive compensation. During the three months ended September 30, 1999, the Company recognized $550,000 of officer incentive compensation pursuant to employment agreements. During the three months ended September 30, 1998, the Company recognized $1.6 million of incentive compensation relating to the Company's 1996 Incentive Compensation Plan (the "1996 Incentive Compensation Plan") which expired December 31, 1998. The Company has not introduced a non-officer incentive compensation plan for 1999.

The increase in general and administrative expense as a percentage of net sales was primarily due to lower sales.

Interest Expense

Interest expense decreased $418,000, or 22.2%, to $1.5 million for the three months ended September 30, 1999 as compared to $1.9 million for the three months ended September 30, 1998 as a result of the application of net proceeds from the Offering which were partially used to reduce debt.

Other Income, Net

Other income, net during the three month periods ended September 30, 1999 and 1998 related to miscellaneous income of $219,000 and $11,000, respectively.

Pro Forma Income Taxes

Pro forma income taxes have been provided at the assumed rate of 40.0% for Federal and state purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales

Net sales increased $33.9 million, or 11.7%, to $324.5 million for the nine months ended September 30, 1999 as compared to $290.6 million for the nine months ended September 30, 1998. This increase was due to increased sales of branded footwear primarily as a result of (i) greater brand awareness driven in part by a significant expansion of the Company's national marketing efforts,
(ii) a broader breadth of men's, women's and children's product offerings, (iii) the development of the Company's domestic sales force and international distributor network, (iv) the increased volume of the Company's existing account base with multiple stores and increased sales to such accounts, resulting in higher sales per account, (v) the operation of 40 Company stores (which includes one store that closed in January 1999) during the nine months ended September 30, 1999 versus the operation of 30 Company stores during the nine months ended September 30, 1998, and (vi) the launch of the Company's direct mail business in August 1998. The increase was partially offset by lower third quarter 1999 sales as previously mentioned. Provisions for returns and allowances were $11.4 million for the nine months ended September 30, 1999 as compared to $9.4 million for the nine months ended September 30, 1998. Net sales through the Company's retail stores increased $11.8 million, or 65.1%, to $30.0 million for the nine months ended September 30, 1999 as compared to $18.2 million for the nine months ended September 30, 1998. This increase is primarily due to new store openings. Net sales generated from international operations increased $5.1 million, or 19.9%, to $30.9 million for the nine months ended September 30, 1999, as compared to $25.8 million for the nine months ended September 30, 1998.

Gross Profit

The Company's gross profit increased $11.6 million, or 9.6%, to $132.3 million for the nine months ended September 30, 1999, compared to $120.7 million for the nine months ended September 30, 1998. The increase was attributable to higher sales. Gross Margin decreased to 40.8% for the nine months ended September 30, 1999 from 41.5% for the same period in 1998. The decrease in Gross Margin was primarily due to higher ocean freight costs resulting from rate increases by third party shipping companies on imported product beginning in the second quarter of 1999. The effect of the rate increases were partially offset by the increase in the Company's retail sales, including direct mail, since such retail Gross Margins are higher than wholesale Gross Margins.

Selling Expenses

Selling expenses increased $10.2 million, or 31.1%, to $43.0 million (13.2% of net sales) for the nine months ended September 30, 1999 from $32.8 million (11.3% of net sales) for the nine months ended September 30, 1998. The increase in total dollars was primarily due to increased marketing (advertising and tradeshow) expenditures, sales compensation due to the increase in sales, and the hiring of additional sales personnel. Marketing expenses as a percentage of net sales for the nine months ended September 30, 1999 and 1998 was 11.0% and 9.3%, respectively.

General and Administrative Expenses

General and administrative expenses increased $6.3 million, or 12.5%, to $56.7 million (17.5% of net sales) for the nine months ended September 30, 1999 from $50.4 million (17.3% of net sales) for the nine months ended September 30, 1998. The increase in total dollars is primarily due to (i) the hiring of additional personnel, (ii) an increase in costs associated with the Company's distribution facilities to support the Company's growth, (iii) increased product design and development costs and (iv) the addition of 9 retail stores, net which were not open in the nine months ended September 30, 1998. The increase was partially offset by lower incentive compensation. During the nine months ended September 30, 1999, the Company recognized $550,000 of officer incentive compensation pursuant to employment agreements. During the nine months ended September 30, 1998, the Company recognized $3.2 million of incentive compensation relating to the Company's 1996 Incentive Compensation Plan which expired December 31, 1998. The Company has not introduced a non-officer incentive compensation plan for 1999. The increase in general and administrative expense as a percentage of net sales was primarily due to lower sales.

Interest Expense

Interest expense decreased $889,000, or 14.3%, to $5.3 million for the nine months ended September 30, 1999 as compared to $6.2 million for the nine months ended September 30, 1998 as a result of the application of net proceeds from the Offering which were partially used to reduce debt.

Other Income, Net

Other income, net during the nine month periods ended September 30, 1999 and 1998 related to miscellaneous income of $722,000 and $29,000, respectively.

Pro Forma Income Taxes

Pro forma income taxes have been provided at the assumed rate of 40.0% for Federal and state purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon internally generated funds, trade credit, borrowings under credit facilities and loans from stockholders to finance its operations and expansion. The Company's need for funds arises primarily from its working capital requirements, including the need to finance its inventory and receivables. The Company's working capital was $63.2 million at September 30, 1999 and $23.1 million at December 31, 1998, respectively. The increase in working capital at September 30, 1999 as compared to December 31, 1998 was primarily due to the Offering and application of net proceeds therefrom as well as net earnings during the nine months ended September 30, 1999.

As part of the Company's working capital management, the Company performs substantially all customer credit functions internally, including extension of credit and collections. The Company's bad debt write-offs were less than 1.0% of net sales for nine months ended September 30, 1998 and 1999. The Company carries bad debt insurance to cover approximately the first 90.0% of bad debts on substantially all of the Company's major retail accounts.

Net cash provided by (used in) operating activities totaled $955,000 and $(5.4) million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash provided by operating activities was due primarily to a decrease in inventory balances. The decrease in inventory from December 31, 1998 to September 30, 1999 of $9.2 million was primarily due to maintaining strict inventory controls during the nine month period ending September 30, 1999.

Net cash used in investing activities totaled $6.6 million and $7.5 million for the nine months ended September 30, 1999 and 1998, respectively, and related to capital expenditures. Capital expenditures in 1999 primarily included the construction of additional Company retail stores and trade show booths, as well as additional hardware and software for the Company's computer needs. Investing activities in 1998 was primarily due to increased capital expenditures in connection with the establishment of the Company's distribution facilities in Ontario, California, the construction of additional Company retail stores, and additional hardware and software for the Company's computer needs.

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

Net cash provided by (used in) financing activities totaled $(770,000) and $13.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash used in financing activities was primarily due to payments on debt and dividend distributions which were partially financed by the Offering.

The Company's credit facility provides for borrowings under a revolving line of credit of up to $120.0 million and a term loan, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $47.7 million of availability as of September 30, 1999) with Heller Financial, Inc., as agent for the lenders. As of September 30, 1999, there was approximately $31.9 million outstanding under the revolving line of credit. The revolving line of credit bears interest at the Company's option at either the prime rate (8.25% at September 30, 1999) plus 25 basis points or at Libor (6.08% at September 30, 1999) plus 2.75%. The revolving line of credit expires on December 31, 2002. Interest on the revolving line of credit is payable monthly. The revolving line of credit provides a sub-limit for letters of credit of up to $18.0 million to finance the Company's foreign purchases of merchandise inventory. As of September 30, 1999, the Company had approximately $3.2 million of letters of credit under the revolving line of credit. The term loan component of the credit facility, which has a principal balance of approximately $2.5 million as of September 30, 1999, bears interest at the prime rate plus 100 basis points and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for the Company's distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains certain financial covenants that require the Company to maintain minimum tangible net worth of at least $20.0 million, working capital of at least $14.0 million and specified leverage ratios and limit the ability of the Company to pay dividends if it is in default of any provisions of the credit facility. The Company was in compliance with these covenants as of September 30, 1999. The credit facility is collateralized by the Company's real and personal property, including, among other things, accounts receivable, inventory, general intangibles and equipment and is guaranteed by the Company's wholly-owned subsidiaries.

By reason of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company from inception to June 7, 1999, the S Corporation termination date, provided to its stockholders funds for the payment of income taxes on the earnings of the Company. In April 1999, the Company declared the April Tax Distribution of $3.5 million, and connection with the Offering declared the Final 1998 Distribution, of $7.6 million, the Final Tax Distribution, of $2.8 million, and the Final S Corporation Distribution, of $21.4 million. The Company's C Corporation earnings will be retained for the foreseeable future in the operations of the business.

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

QUARTERLY RESULTS AND SEASONALITY

Sales of footwear products are somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters

The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company's domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond the Company's control could materially negatively impact the Company's net sales and results of operations for any given quarter. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of new Company retail store openings and (viii) actions by competitors. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

EXCHANGE RATES

The Company receives U.S. Dollars for substantially all of its product sales and its royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. Dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the U.S. Dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During 1998 and 1999, exchange rate fluctuations did not have a material impact on the Company's inventory costs. The Company does not engage in hedging activities with respect to such exchange rate risk.

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

State of Readiness

The Company has developed a Y2K plan with the objective of having all of its information technology ("IT") systems compliant in a timely manner. Currently all significant IT systems are compliant except minor modifications which will be completed in November 1999. The Company's significant IT systems include its order management and inventory system, electronic data interchange ("EDI") system, distribution center processing system, retail merchandise and point of sale system, financial applications system, local area network and personal computers. The Company tested and completed Y2K changes to its order management and inventory system in July 1999. The Company tested and completed Y2K changes to its EDI system related to inbound transactions from customers in July 1999. The Company began contacting its EDI trading customers and discuss their Y2K readiness to receive the Company's outbound transactions in August 1999. The Company has completed substantially all Y2K changes to its distribution center processing system except for upgrading the operating system to the Y2K version. Upgrade to the Y2K version is part of the Company's on-going maintenance contract with its vendor. The Company is upgrading the operating system with implementation targeted for November 1999. The Company has completed substantially all Y2K changes to its retail merchandise and point of sale system. The Company's financial applications system was upgraded with testing and implementation completed in May 1999. The system upgrades for the Company's financial application systems began in 1998 for the purpose of enhancing system functionality to accommodate the Company's expanding business and related information needs. The Company's local area network hardware and software providers have advised the Company that such systems are Y2K compliant. The Company has completed Y2K changes to its personal computers .

The Company's non-IT systems include security, fire prevention, environmental control equipment and phone systems. Many of these systems are currently Y2K compliant. Modification to the remaining systems are expected by November 1999.

The Company's Y2K project team is continuing to conduct formal communications with its significant business partners to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. This process is expected to continue throughout 1999.

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

FUTURE ACCOUNTING CHANGES

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after September 15, 2000. Since the Company does not presently hold any derivatives or engage in hedging activities, accordingly SFAS No. 133 should not impact the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -- Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The Company filed a complaint captioned Skechers U.S.A., Inc. v. Wolverine World Wide, Inc., et al, on October 13, 1998 in the United States District Court for the Central District of California, Los Angeles, Case No. 98-8335 DT alleging various causes of action relating to trade dress infringement. On December 10, 1998, certain of the defendants counter claimed against the Company for claims relating to design patent and trade dress infringement. The complaint and counter claim were resolved in September 1999. The terms of the resolution are confidential, however, such resolution did not have a material impact on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS -- Not Applicable

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

                                  SKECHERS U.S.A, INC.

Dated:   November 10, 1999        /s/ David Weinberg
                                  -------------------------------
                                  David Weinberg
                                  Executive Vice President and Chief
                                  Financial Officer