Form 10-K
period 1999-12-31
SKECHERS USA INC
filed 2000-03-30
CIK 1065837

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                    ---------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on March 28, 2000 on the New York Stock Exchange was approximately $100.1 million.

The number of shares of Class A Common Stock outstanding as of March 28, 2000 was 8,481,623.

The number of shares of Class B Common Stock outstanding as of March 28, 2000 was 26,423,445.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement issued in connection with the 2000 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

                              SKECHERS U.S.A., INC.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       INDEX TO ANNUAL REPORT ON FORM 10-K



PART I                                                                                     PAGE
   Item 1.     Business                                                                      4
   Item 2.     Properties                                                                   22
   Item 3.     Legal Proceedings                                                            23
   Item 4.     Submission of Matters to a Vote of Security Holders                          24

PART II
   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters        25
   Item 6.     Selected Financial Data                                                      26
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                              26
   Item 8.     Financial Statements and Supplementary Data                                  32
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                 32

PART III
   Item 10.    Directors and Executive Officers of the Registrant                           32
   Item 11.    Executive Compensation                                                       32
   Item 12.    Security Ownership of Certain Beneficial Owners and Management               33
   Item 13.    Security Relationships and Related Transactions                              33

PART IV
   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K              33

Signatures


                                     PART I

ITEM 1.  BUSINESS

Certain information contained in this report constitutes forward-looking statements which involve risks and uncertainties including, but not limited to, information with regard to the Company's plans to increase the number of retail locations, and styles of footwear, the maintenance of customer accounts and expansion of business with such accounts, the successful implementation of the Company's strategies, future growth and growth rates and future increases in net sales, expenses, capital expenditures and net earnings. The words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Report.

GENERAL

Skechers U.S.A., Inc. (the "Company" or "Skechers") designs and markets branded contemporary casual, active, rugged and lifestyle footwear for men, women and children. The Company's objective is to become a leading source of contemporary casual and active footwear while ensuring the longevity of both the Company and the Skechers brand name through controlled, well managed growth. The Company strives to achieve this objective by developing and offering a balanced assortment of basic and fashionable merchandise across a wide spectrum of product categories and styles, while maintaining a diversified, low-cost sourcing base and controlling the growth of its distribution channels. The Company sells its products to department stores such as Nordstrom, Macy's, Dillards, Robinsons-May, and JC Penney and specialty retailers such as Footlocker, Famous Footwear, Genesco's Journeys and Jarman chains, and Footaction U.S.A. The Company also sells its products internationally in over 100 countries and territories through major international distributors.

The Company's product offerings of men's, women's and children's footwear appeal to a broad customer base between the ages of 5 and 40 years. The Company's strategy of providing a growing and balanced assortment of quality basic footwear and seasonal and fashion footwear with progressive styling at competitive prices gives Skechers this broader based customer appeal. Skechers men's and women's footwear are primarily designed with the active, youthful lifestyle of the 12 to 25 year old age group in mind. The Company's product offerings include casual and utility oxfords, loggers, boots and demi-boots; skate, street and fashion sneakers; hikers, trail runners and joggers; sandals, slides and other open-toe footwear; and dress casual shoes. The Company continually seeks to increase the number of styles offered and the breadth of categories with which the Skechers brand name is identified.

The Company's management and design team collectively possess extensive experience in the footwear industry. Robert Greenberg and Michael Greenberg, the Chairman of the Board and President, respectively, founded the Company in 1992. Prior to that time, Robert Greenberg had co-founded L.A. Gear, Inc. ("L.A. Gear") and, together with a management team which included Michael Greenberg, was instrumental in L.A. Gear's growth until his resignation in early 1992. The Greenbergs are joined on the management team by several design, merchandise, production, and marketing executives with experience in a broad range of industries. Management believes this core group comprises an effective and efficient management and design team with the experience to recognize and respond to emerging consumer trends and demands.

FOOTWEAR

Skechers offers men's, women's and children's footwear in a broad range of styles, fabrics and colors. The Company offers a broad selection of merchandise in an effort to maximize its ability to respond to changing fashion trends and consumer preferences as well as to limit its exposure to any specific style. The Company believes that its products and brand offer a broad appeal to men, women and children.

The Company introduced its first footwear line with the Skechers brand name in December 1992. Since that time, the Company has expanded its product offerings and grown its net sales while substantially increasing the breadth and penetration of its account base. The Company currently categorizes its footwear in three major product lines: (i) USA (men's and women's), (ii) Sport, and (iii) Skechers Collection. These general product lines are offered in varying styles for men, women and children (except for Skechers Collection which is currently offered in men's styles only).

Skechers USA. The Company's Skechers USA category (also referred to as the "Lifestyle" products) includes four types of footwear: (i) Sport Utility, (ii) Utility, (iii) Classics, and (iv) Hikers. The Sport Utility category includes generally "Black & Brown" boots and shoes that have a rugged, less refined design with industrial-inspired fashion features. This category is defined by the heavy-lugged outsole and value-oriented materials employed in the uppers. Uppers are typically constructed of oiled suede and "Crazy Horse" or distressed leathers which enhance the rugged appearance of the boots and oxfords of this category. The Company designs and prices this category to appeal primarily to young men with broad acceptance across age groups. Suggested retail price points range from $45.00 to $65.00 for this category. The Company's Utility styles consist of a single category of boots that are designed to meet the functional demands of a work boot but are marketed as casual footwear. The outsoles of this category are designed to be durable and wearable with Goodyear welted, hardened rubber outsoles. Uppers are constructed of thicker, better grades of heavily oiled leathers. Utility boots may include steel toes, water-resistant or water-proof construction and/or materials, padded collars and Thermolite insulation. Styles include logger boots and demi-boots, engineer boots, motorcycle boots and six-and eight-eyelet work boots. Suggested retail price points range from $80.00 to $100.00 for this category. The Classics styles include comfort oriented design and performance features. Boots and shoes in this category employ softer outsoles which are often constructed of polyvinyl carbon ("PVC"). The more refined design of this footwear employs better grades of leather and linings than those used in the Company's Sport Utility boots and shoes. Uppers are generally constructed of grizzly leather or highly-finished leather that produces a waxy shine. Designs are sportier than the Sport Utility category and feature oxfords, wingtips, monkstraps, demi-boots and boots. Suggested retail price points range from $70.00 to $85.00 for this category. The Company's Hiker styles consist of a single category of boots and demi-boots that include many comfort and technical performance features that distinguish this footwear as Hikers. The Company markets this footwear primarily on the basis of style and comfort rather than on technical performance. However, many of the technical performance features in the Hikers contribute to the level of comfort this footwear provides. Outsoles generally consist of molded and contoured hardened rubber. Many designs may include gussetted tongues to prevent penetration of water and debris, cushioned mid-soles, motion control devices such as heel cups, water-resistant or water-proof construction and materials and heavier, more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers. Suggested retail price points range from $55.00 to $100.00 for this category. Skechers Sport. Skechers Sport or "Active Street" footwear include skate sneakers, joggers, trail runners, sport hikers and multi-functional shoes inspired by cross-trainers. The Company distinguishes its Skechers Sport category by its technical performance inspired looks; however, generally the Company does not promote the technical performance features of these shoes. Certain of the Company's skate sneakers are designed with the technical performance features necessary for competitive level skateboarding. The skate sneaker styles ("Street Sneaker") are designed to appeal to the teenager whose casual shoe of choice is a skate or street sneaker and is intended to be retailed through specialty casual shoe stores and department stores. The other Skechers Sport footwear styles include comfort performance not available in the Street Sneaker styles. The Skechers Sport designs are light-weight constructions that include cushioned heels, polyurethane mid-soles, phylon and other synthetic outsoles and white leather or synthetic uppers such as durabuck and cordura and ballistic nylon mesh. The Skechers Sport features electric and technically inspired hues in addition to the traditional athletic white. Skechers Sport is marketed through traditional athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $40.00 to $70.00 for this category.

Skechers Collection. The Skechers Collection, introduced in 1998, features dress casual shoes designed to complement a young man's semi-formal attire. This category features more sophisticated designs influenced, in part, by prevailing trends in Italy and other European countries. As such, this footwear is more likely than other categories to be sourced from Italy and Portugal. Outsoles project a sleeker profile, while uppers are constructed of glossy, "box" leather and aniline, resulting in a highly polished appearance. Designs include monkstraps, wingtips, oxfords, cap toes and demi-boots and often feature blind-eyelets to enhance the sophisticated nature of the styling. Suggested retail price points range from $85.00 to $130.00 for this category.

The Company offers sandalized footwear which features open-toe and open-side constructions consistent with the Company's offering in the Skechers USA, Skechers Sport and Skechers Collection categories of footwear. Such footwear includes fisherman's sandals, shower sandals, beach sandals, slides, comfort-oriented land sandals and technically-inspired water sport sandals. Sandalized footwear includes both leather and synthetic constructions and may feature suede footbeds with form-fitting mid-soles. The Company typically delivers its sandalized footwear to retailers from February to August. Suggested retail price points range from $20.00 to $60.00 for this category.

In early 1996, the Company substantially increased its product offerings and marketing focus on its children's footwear line. The children's line features a range of products including boots, shoes and sneakers. The Skechers children's line is comprised primarily of shoes that are designed like their adult counterparts but in "takedown" versions, so that the younger set can wear the same popular styles as their older siblings and schoolmates. This "takedown" strategy maintains the integrity of the product in the premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, the Company also adapts current fashion from the Company's men's and women's lines by modifying designs and choosing colors and materials that are more suitable to the playful image Skechers has established in the children's footwear market. In 1999, the Company launched its Skechers Lights category, which is a line of lighted footwear combining sequencing patterns and lights in the outsole and other areas of the shoes. Skechers' children's footwear is currently offered at domestic retail prices ranging from $20.00 to $50.00.

PRODUCT DESIGN AND DEVELOPMENT

Management believes that its product success is related in large part to its ability to recognize trends in the footwear markets and to design products which anticipate and accommodate consumers' ever-evolving preferences. The Company strives to analyze, interpret and translate current and emerging lifestyle trends. Lifestyle trend information is compiled by Skechers' designers through various methods designed to monitor changes in culture and society, including
(i) review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media, (ii) travel to domestic and international fashion markets to identify and confirm current trends, (iii) consultation with the Company's retail customers for information on current retail selling trends, (iv) participation in major footwear trade shows to stay abreast of popular brands, fashions and styles and (v) subscription to various fashion and color information services. In addition, a key component of Skechers' design philosophy is to continually reinterpret both its basic and current successful styles in the Skechers image.

The Company intends to continue to leverage its reputation for quality products and its relationships with retailers through, among other things, the introduction of new styles in its existing and also new categories of footwear. Also, the Company believes it enhances its position with retailers through its in-stock inventory program. This program increases the availability of Skechers' best-selling products, which management believes has contributed to more consistent product flow to its retail customers and an increased ability to respond to reorder demand.

Offer a Breadth of Innovative Products. The Company has continued to broaden its product line in an effort to reach a larger consumer base. In addition, offering broader products allows the Company to increase sales to its current customer and consumer base. The Company offers a wide variety of different styles of footwear generally in three to four different colors and material variations typically in 10 to 12 different sizes. These styles span a broad spectrum of product categories ranging from skate and street sneakers to fashion sneakers, from steel toe boots with heavy-lugged soles to casual dress shoes for men. The Company has developed this breadth of merchandise offerings in an effort to improve its ability to respond to changing fashion trends and customer preferences, as well as to limit its exposure to any single industry participant. Management does not believe that any single industry participant competes directly with the Company across its entire product offering. Although major new product introductions take place in advance of both the spring and the fall selling seasons, the Company typically introduces new designs in its existing lines every 30 to 60 days to keep current with emerging trends.

Design Team. All of the Company's footwear is designed with an active, youthful lifestyle in mind. The design team's primary mandate is to design shoes marketable to the 12 to 25 year old consumer. While these designs are contemporary in styling, management believes that substantially all of the line appeals to the broader 5 to 40 year old consumer. Although many of the Company's shoes have performance features, such as hikers, trail runners, skate sneakers and joggers, the Company generally does not position its shoes in the marketplace as technical performance shoes. The Company's principal goal in product design is to generate new and exciting footwear with contemporary and progressive style features and comfort enhancing performance features. Management does not believe that technology is a differentiating factor in marketing footwear in the casual shoe industry.

The footwear design process typically begins about nine months before the start of a season. Skechers' products are designed and developed by the Company's in-house staff. The Company also utilizes outside design firms on an item-specific basis to supplement its design efforts. Separate design teams focus on each of the men's, women's and children's categories, reporting to the Company's Vice President of Design, who has over nine years of experience in footwear design. The design process is extremely collaborative; members of the design staff meet weekly with the heads of retail and merchandising, sales, production and sourcing to further refine the Company's products in order to meet the particular needs of the Company's markets.

After the design team arrives at a consensus regarding the fashion themes for the coming season, the group then translates these themes into Skechers products. These interpretations include variations in product color, material structure and decoration, which are arrived at after close consultation with the Company's production department. Prototype blueprints and specifications are created and forwarded to the Company's prototype manufacturers located in Taiwan, which then forward design prototypes back to the Company's domestic design team. New design concepts are often also reviewed by the Company's major retail customers. This customer input not only allows the Company to measure consumer reaction to the latest designs, but also affords the Company an opportunity to foster deeper and more collaborative relationships with its customers. The Company's design team can easily and quickly modify and refine a design based on this development input.

SOURCING

Substantially all of the Company's products are produced in China. The Company does not own or operate any manufacturing facilities. Management believes the use of independent manufacturers increases its production flexibility and capacity while at the same time substantially reducing capital expenditures and avoiding the cost of managing a large production work force. While the Company has long standing relationships with many of its manufacturers and believes its relationships to be good, there are no long-term contracts between the Company and any of its manufacturers.

The Company maintains an in-stock position for selected styles of footwear in order to minimize the time necessary to fill customer orders. In order to maintain an in-stock position, the Company places orders for selected footwear with its manufacturers prior to the time the Company receives customers' orders for such footwear. In order to reduce the risk of overstocking, the Company seeks to assess demand for its products by soliciting input from its customers and monitoring retail sell-through. In addition, the Company analyzes historical and current sales and market data to develop internal product quantity forecasts which helps reduce inventory risks.

Asian Office. To safeguard product quality and consistency, the Company oversees the key aspects of the production process from prototyping through production to finished product. Monitoring is performed by the Company's in-house production department and out of the Company's office in Taiwan. Management believes the Company's Asian presence allows Skechers to negotiate supplier and manufacturer arrangements more effectively and ensure timely delivery of finished footwear. In addition, the Company requires its manufacturers to certify that neither convict, forced, indentured labor (as defined under U.S. law) nor child labor (as defined by the manufacturer's country) was used in the production process, that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.

Factories. Manufacturers are selected in large part on the basis of the Company's prior experience with the manufacturer and the amount of available production capacity. The Company attempts to monitor its selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of the Company's merchandise. In addition, the Company seeks to use, whenever possible, manufacturers that have previously produced the Company's footwear, which the Company believes enhances continuity and quality while controlling production costs. The Company generally limits product orders to 30.0% or less of that manufacturer's total production at any one period of time. In addition, the Company sources product for styles that account for a significant percentage of the Company's net sales from at least three different manufacturers. For the year ended December 31, 1999, the Company had four manufacturers which accounted for 15.5%, 13.4%, 13.3% and 12.3% of total purchases, respectively.

Quality Control. Management believes that quality control is an important and effective means of maintaining the quality and reputation of its products. The Company's quality control program is designed to ensure that finished goods not only meet with Company established design specifications, but also that all goods bearing its trademarks meet the Company's standards for quality. Quality control personnel perform an array of inspection procedures at various stages of the production process, including examination and testing of (i) prototypes of key products prior to manufacture, (ii) samples and materials prior to production and (iii) final products prior to shipment. The Company employees are on-site at each of Skechers' major manufacturers to oversee in person key phases of production. In addition, unannounced visits to the manufacturing sites to further monitor compliance with Skechers' manufacturing specifications are made by the Company employees and agents.

MARKETING AND PROMOTION

The Company's marketing focus is to maintain and enhance recognition of the Skechers brand name as a casual, active youthful brand that stands for quality, comfort and design innovation. Senior management is directly involved in shaping the Company's image and its advertising and promotional activities. Towards this end, the Company endeavors to spend between 8.0% and 10% of annual net sales in the marketing of Skechers footwear through an integrated effort of advertising, promotions, public relations, trade shows and other marketing efforts, which the Company believes substantially heightens brand awareness.

Advertising. Management believes that the Company's success to date is due in large part to its advertising strategies and methods. The Company's in-house marketing and advertising team has developed a comprehensive program to promote the Skechers brand name through lifestyle and image advertising. The Company has made a conscious effort to avoid the association of the Skechers name with any single category of shoe to provide merchandise flexibility and to aid the ability to take the brand and product design in the direction of evolving footwear fashions and consumer preferences. The Company uses a variety of media for its national advertising. Print efforts are represented by one or two page collage features in popular fashion and lifestyle consumer publications that appeal to the Company's target customer group. Skechers' progressive television advertisements are primarily created in-house and air frequently on top television shows. Different advertisements are created for each of the 5 to 9, 10 to 24 and 25 to 35 year old consumer groups.

Certain of the Company's retail accounts feature "in-store shop" formats in which the Company provides fixtures, signage and visual merchandise assistance in a dedicated floor space within the store. The design of the shops utilizes the distinctive Skechers advertising strategies to promote brand recognition and differentiate Skechers' presence in the store from that of its competition. The installation of these "in-store shops" enables the Company to establish premium locations within the retailers and management believes it aids in increased sell-through and higher maintained margins for the Company's customers. The Company's in-house display merchandising department supports retailers and distributors by developing point-of-purchase advertising to further promote its products in stores and to leverage the brand recognition at the retail level.

Promotions. Skechers' in-house promotions department is responsible for building national brand name recognition. Teaming up with national retailers and radio stations, the promotions department is responsible for cross promotions, which help draw customers to retail store locations.

Public Relations. The Company's in-house public relations department is responsible for increasing Skechers' media exposure. The department communicates the Skechers image to the public and news media through the active solicitation of fashion editorial space, arranging interviews with key Company personnel and coordinating local publicity and special events programs for the Company, including celebrity appearances and fashion shows. With its strategy tied to promoting the newest styles produced by the product development team, Skechers' products are often featured in fashion and pop culture magazines and on a select group of films and popular television shows. For example, Skechers shoes have been prominently displayed on the television series Dharma & Greg and referenced in the film 10 Things I Hate About You.

Trade Shows. To showcase the Skechers product to footwear buyers, in 1999, the Company exhibited at 13 trade shows. The Company prides itself on having innovative and dynamic exhibits on the show floor. Designed in-house, the Company's state-of-the-art trade show exhibits feature the latest products and provide a stage for Skechers' internally developed music-video-style dance and stage shows featuring progressive music and nightclub lighting.

Electronic Commerce and Mail-Order Catalog. In 1998, the Company launched its initial product mail order catalog. Concurrently, Skechers went live with its interactive website (www.skechers.com). It features the Company's current mail-order catalog for on-line shopping. It also features photos, interviews and information on Company-sponsored events. The Company's website and mail-order catalog are intended to further enhance the Skechers brand image.

DISTRIBUTION CHANNELS

Skechers has implemented a strategy of controlling the growth of the distribution channels through which the Company's products are sold in order to protect the Skechers brand name, properly service customer accounts and better manage the growth of the business. The Company has limited distribution of its product to those retailers which management believes can best support the Skechers brand name in the market. By focusing on the Company's existing accounts, the Company can deepen its relationships with its existing customers by providing a heightened level of customer service. Management believes close relationships with its customers help the Company to maximize their customers'
(i) retail sell-through, (ii) maintained margins and (iii) inventory turns. Limiting product distribution to the appropriate accounts and closely working with those accounts also helps the Company to reduce its own inventory markdowns and customer returns and allowances while maintaining the proper showcase for the Skechers brand name and product.

Sales and Field Service Representatives. As of February 29, 2000, the Company has 86 and 8 sales and field service representatives, respectively. Each of the sales representatives is compensated on a salary plus commission basis; the representatives sell Skechers products exclusively. Senior management, specifically Michael Greenberg, is actively involved in selling to and maintaining relationships with Skechers' major retail accounts. For the year ended December 31, 1999 the top five sales persons accounted for 43.7% of the Company's net domestic sales. One of these salespersons generated 14.5% of the Company's net domestic sales for the year ended December 31, 1999.

The field service representatives ensure proper presentation of Skechers' merchandise and point-of-purchase marketing materials. The Company's sales and field service personnel work closely with the accounts to coordinate the appropriate inventory level and product mix that should be carried in each store in an effort to help retail sell-through and enhance the customer's product margin. Such information is then used as a basis for developing sales projections and product needs for such customers. This information in turn assists the Company with scheduling production. Along with a staff of in-house customer service employees, the Company is committed to achieving customer satisfaction and to building a loyal customer base by providing a high level of knowledgeable, attentive and personalized customer service.


Concept Stores. As of December 31, 1999, the Company operated 23 concept stores at marquee locations in major metropolitan cities. The stores are typically designed to create a distinctive Skechers look and feel and enhance customer association of the Skechers brand with current youthful lifestyle trends and styles. The concept stores feature modern music and lighting and present an open floor design to allow customers to readily view the merchandise on display. These concept stores serve a threefold purpose in the Company's operating strategy. First, concept stores serve as a showcase for the full range of the Company's product offerings for the current season, providing the customer with the entire product story. In contrast, management estimates that its average retail customer carries no more than 5.0% of the complete Skechers line. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage and store front presentation. Third, the Company's concept stores also serve as marketing and product testing venues by providing rapid product feedback. Management believes that product sell-through information derived from the Company's concept stores enables the Company's sales, merchandising and production staff to respond quickly to market changes and new product introductions. The Company occasionally orders limited production runs which may initially be tested in Skechers' concept stores. By working closely with store personnel, the Company obtains customer feedback that often influences product design and development. Management believes that sales in Skechers' retail stores can help forecast sales in national retail stores. Such responses serve to augment sales and limit the Company's inventory markdowns and customer returns and allowances. Management adjusts its product and sales strategy based upon seven to 14 days of retail sales information.

The Company seeks to instill enthusiasm and dedication in its concept store management personnel and sales associates through incentive programs and regular communication with store personnel. Sales associates receive commissions on sales with a guaranteed minimum compensation. Concept store managers receive base compensation plus incentive compensation based on sales. The Company has well-established concept store operating policies and procedures and utilizes an in-store training regimen for all new store employees. Merchandise presentation instructions and detailed product descriptions also are provided to sales associates to enable them to gain familiarity with Skechers product offerings.

Factory and Warehouse Outlet Stores. As of December 31, 1999, the Company also operated 19 factory and warehouse outlet stores that enable the Company to liquidate excess, discontinued and odd-size inventory in a cost-efficient manner. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points. The factory outlet stores are generally located in manufacturers' outlet centers throughout the country. The Company's factory outlet stores have enabled it to increase sales in certain geographic markets where Skechers' products were not previously available and to consumers who favor value-oriented retailers. The outlets provide opportunities for the Company to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. The Company's free-standing warehouse outlet stores enable it to liquidate other excess merchandise, discontinued lines and odd sizes. The Company strives to geographically position its factory and warehouse outlet stores to minimize potential conflicts with the Company's retail customers.

Other Direct Distribution Outlets. The Company's mail-order catalog and website act as sales vehicles. Management believes that these distribution channels will not generate material growth for the Company in the near term; however, management believes that they may present attractive long-term opportunities with minimal near-term costs.

INTERNATIONAL OPERATIONS

Although the Company's primary focus is on the domestic market, the Company presently markets its product in countries and territories in Europe, Asia and selected other foreign regions. Skechers derives revenues and earnings from outside the United States from two principal sources: (i) sales of Skechers footwear directly to foreign distributors who distribute such footwear to department stores and specialty retail stores and (ii) to a lesser extent, royalties from licensees who manufacture and distribute Skechers products outside the United States.

Management believes that international distribution of Skechers products may represent a significant opportunity to increase revenue and profits. Although the Company is in the early stages of its international expansion, Skechers products are currently sold in more than 100 countries and territories. The Company's goal is to increase international sales through foreign distributors by heightening the Company's international marketing presence in those countries. In 1998, the Company launched its first major international advertising campaign, which was designed to establish Skechers as a global brand synonymous with casual shoes. This advertising campaign continued during 1999. The Company is exploring selling directly to retailers in certain European countries in the near future. In addition, the Company is exploring selectively opening flagship retail stores internationally on its own or through joint ventures.

DISTRIBUTION FACILITY

The Company believes that strong distribution support is a critical factor in the Company's operations. Following the manufacturing, the Company's products are packaged in shoe boxes bearing bar codes and generally either shipped to the Company's approximately 700,000 square feet of leased distribution centers located in Ontario, California, or shipped directly from the manufacturer to Skechers' international customers. Upon receipt at the central distribution centers, merchandise is inspected and recorded in the

Company's management information system and packaged according to customers' orders for delivery. Merchandise is shipped to the customer by whatever means the customer requests, which is usually by common carrier. The central distribution centers have multi-access docks, enabling the Company to receive and ship simultaneously and to pack separate trailers for shipments to different customers at the same time. The Company has an electronic data interchange system to which some of the Company's larger customers are linked. This system allows these customers to automatically place orders with the Company, thereby eliminating the time involved in transmitting and inputting orders, and includes direct billing and shipping information.


POTENTIAL LICENSING ARRANGEMENTS

Management believes that selective licensing of the Skechers brand name to non-footwear-related manufacturers may broaden and enhance the Skechers image without requiring significant capital investments or additional incremental operating expenses by the Company. From time to time, the Company has experimented with certain manufacturers on a very limited basis to study the potential impact of licensing the brand. The Company currently has licensing agreements internationally for apparel with Life Gear Corporation in Japan and for footwear with Pentland Group PLC in the United Kingdom. Management believes that revenues from licensing agreements will not be a material source of growth for the Company in the near term; however, management believes that licensing arrangements may present attractive long-term opportunities with minimal near-term costs.

BACKLOG

The Company generally receives the bulk of the orders for each of the spring and fall seasons a minimum of three months prior to the date the products are shipped to customers. At December 31, 1999, the Company's backlog was $121.7 million, compared to $74.9 million at December 31, 1998. To manage inventory risk, the Company estimates its production requirements and engages in certain other inventory management techniques. For a variety of reasons, including the timing of shipments, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period.

INTELLECTUAL PROPERTY RIGHTS

The Company owns and utilizes a variety of trademarks, including the Skechers trademark. As of December 31, 1999, the Company had approximately 30 registrations and approximately 60 pending applications for its trademarks in the United States. In addition, as of December 31, 1999, the Company had approximately 431 trademark registrations and applications in approximately 80 foreign countries. The Company also had 45 design patents issued and approximately 26 design patent applications pending in the United States. The Company regards its trademarks and other intellectual property as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

The Company relies on trademark, patent, copyright and trade secret protection, and, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in the design of its products. In particular, the Company believes that its future success will depend in significant part on the Company's ability to maintain and protect the Skechers trademark. Despite the Company's efforts to safeguard and maintain its intellectual property rights, there can be no assurance that the Company will be successful in this regard. There can be no assurance that third parties will not assert intellectual property claims against the Company in the future. Furthermore, there can be no assurance that the Company's trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that its intellectual property would be upheld if challenged, or that the Company would, in such an event, not be prevented from using its trademarks or other intellectual property rights. Such claims, if proved, could materially and adversely affect the Company's business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect the Company's business, financial condition and results of operations. The Company has sued and has been sued by third parties for infringement of intellectual property. It is the opinion of management that none of these claims have materially impaired the Company's ability to utilize its trademarks.

The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its intellectual property rights vigorously, there can be no assurance that these efforts will be successful or that the costs associated with protecting its rights in certain jurisdictions will not be prohibitive.

From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's products or that otherwise infringe upon intellectual property rights held by the Company. There can be no assurance that actions taken by the Company to establish and protect its trademarks and other intellectual property rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violating trademarks and intellectual property rights. If the Company is unsuccessful in challenging a third party's products on the basis of infringement of its intellectual property rights, continued sales of such product by that or any other third party could adversely impact the Skechers brand, result in the shift of consumer preferences away from the Company and generally have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

Competition in the footwear industry is intense. Although the Company believes that it does not compete directly with any single company with respect to its entire range of products, the Company's products compete with other branded products within their product category as well as with private label products sold by retailers, including some of the Company's customers. The Company's utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions, Steven Madden, Ltd. and Wolverine World Wide, Inc. The Company's athletic shoes compete with brands of athletic footwear offered by companies such as Nike, Inc., Reebok International Ltd., Adidas-Salomon AG and New Balance. The Company's children's shoes compete with brands of children's footwear offered by companies such as The Stride Rite Corporation. In varying degrees, depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to the Company's market share in its major domestic markets and may make it more difficult to establish the Company in Europe, Asia and other international regions. The Company also competes with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of the Company's competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

As of February 29, 2000, the Company employed 888 persons, 549 of which were employed on a full-time basis and 339 of which were employed on a part-time basis. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory. The Company offers its employees a discount on Skechers merchandise to encourage enthusiasm for the product and Company loyalty.

RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and it's business.

CHANGING CONSUMER DEMANDS AND FASHION TRENDS

The footwear industry is subject to rapidly changing consumer demands and fashion trends. The Company believes that its success depends in large part upon its ability to identify and interpret fashion trends and to anticipate and respond to such trends in a timely manner. There can be no assurance that the Company will be able to continue to meet changing consumer demands or to develop successful styles in the future. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance can be determined. As a result, the Company's failure to anticipate, identify or react appropriately to changes in styles and features could lead to, among other things, lower sales, excess inventories, higher inventory markdowns, impairment of the Company's brand image and lower gross margins as a percentage of net sales ("Gross Margins") as a result of allowances and discounts provided to retailers. Conversely, the failure by the Company to anticipate consumer demand could result in inventory shortages, which in turn could adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships, and diminish brand loyalty. In addition, even if the Company reacts appropriately to changes in consumer preferences, consumers may identify the Company's brand image with an outmoded fashion or the association of the brand may be limited to styles or categories of footwear no longer in demand. There can be no assurance that the Company will successfully adapt to changing consumer demands and fashion trends, and any such failure to adapt could have a material adverse effect on the Company's business, financial condition and results of operations. Because of these risks, a number of companies in the footwear industry, and in the fashion and apparel industry, have experienced periods, which can be over several years, of rapid growth in revenues and earnings and thereafter periods of declining sales and losses which in some cases have resulted in the companies ceasing to do business. Until January 1992, several of the Company's executive officers and key employees were employed by L.A. Gear, Inc., an athletic and casual footwear and apparel company, which experienced similar fluctuations.

The Company intends to market additional lines of footwear in the future and, as is typical with new products, demand and market acceptance will be subject to uncertainty. Failure to regularly develop and introduce new products successfully could materially and adversely impact the Company's future growth and profitability. Achieving market acceptance for new products may require substantial marketing efforts. There can be no assurance that the Company's marketing efforts will be successful or that the Company will have the funds necessary to undertake sufficient efforts.

RISKS RELATING TO STYLE CONCENTRATION

If any one style or group of similar styles of the Company's footwear were to represent a substantial portion of the Company's net sales, the Company could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. In the past, gross sales were adversely affected by decreased consumer demand for a style of footwear that previously represented a significant portion of the Company's sales. This style no longer represents a significant portion of the Company's sales. The Company attempts to hedge this risk by offering a broad range of products, and no style comprised over 5.0% of the Company's gross wholesale sales, net of discounts, for the year ended December 31, 1999. There can be no assurance that fluctuations in sales of any given style that represents a significant portion of the Company's net sales will not recur in the future and have a material adverse effect on the Company's business, financial condition and results of operations.

ABILITY TO MANAGE GROWTH

The Company has experienced rapid growth over the past three years and remains vulnerable to a variety of business risks generally associated with rapidly growing companies. The Company intends to continue to pursue an aggressive growth strategy through expanded marketing and promotion efforts, frequent introductions of products, broader lines of casual and performance footwear, expansion of retail stores and increased international market penetration, all of which may place a significant strain on the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in both its domestic and international operations and will require the Company to attract, train, manage and retain management, sales, marketing and other key personnel. The Company's ability to manage its growth effectively will require it to continue to improve its operational and financial control systems, infrastructure and management information systems. For example, in early 1998, the Company moved its distribution center to a larger facility and currently intends to install a new material handling system at its second distribution facility in latter part of 2000 at a total cost of approximately $12.0 million. There can be no assurance that these expansion efforts will be successfully completed or that they will not interfere with existing operations. The inability of the Company's management to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

ABILITY TO SUSTAIN PRIOR RATE OF GROWTH OR INCREASE NET SALES OR EARNINGS

The Company has realized rapid growth since inception, increasing net sales at a compound annual growth rate of 36.2% from $90.8 million in 1994 to $424.6 million in 1999. From 1998 to 1999, the Company experienced a 13.9% and 14.2% increase in net sales and earnings from operations, respectively. In the future, the Company's rate of growth will be dependent upon, among other things, the continued success of its efforts to expand its footwear offerings and distribution channels. The Company's profitability in any calendar quarter of any fiscal year depends upon, among other things, the timing and level of advertising and trade show expenditures and the timing and level of shipments of seasonal merchandise. There can be no assurance that the Company's rate of growth will not decline or that it will be profitable in any quarter of any succeeding fiscal year. In addition, the Company may have more difficulty maintaining its prior rate of growth to the extent it becomes larger.

As part of its growth strategy, the Company seeks to further penetrate existing retail accounts, open its own retail stores in selected locations and increase its international operations, including distributing in countries and territories where the Company has little distribution experience and where the Company's brand name is not yet well known. There can be no assurance that these and the Company's other growth strategies will be successful. Success will depend on various factors, including the strength of the Company's brand name, market success of current and new products, competitive conditions, the ability of the Company to manage increased net sales and stores and the availability of desirable locations. The Company's business also depends on general economic conditions and levels of consumer spending, which are currently high, and a decline in the economy or a recession could adversely impact the Company's business, financial condition and operating results since consumers often reduce spending on footwear and apparel in such times. There can be no assurance that the Company will be able to increase its sales to existing customers, open and operate new retail stores or increase its international operations on a profitable basis or that the Company's earnings from operations as a percentage of net sales ("Operating Margins") will improve, and there can be no assurance that the Company's growth strategies will be successful or that the Company's net sales or net earnings will increase as a result of the implementation of such strategies. In addition, the Company has significantly expanded its infrastructure and personnel to achieve economies of scale in anticipation of continued increases in net sales. Because these expenses are fixed, at least in the short term, operating results and margins would be adversely impacted if the Company does not achieve anticipated continued growth.

RISKS ASSOCIATED WITH FOREIGN OPERATIONS

Substantially all of the Company's net sales for the year ended December
31, 1999 were derived from sales of footwear manufactured for the Company outside of the United States. During such period, substantially all of such manufactured products were produced in China. Additionally, the Company intends to increase its international sales efforts. Foreign manufacturing and sales are subject to a number of risks, including work stoppages, transportation delays, changing economic conditions, expropriation, international political tension, political and social unrest, nationalization, the imposition of tariffs, import and export controls and other nontariff barriers, exposure to different legal standards (particularly with respect to intellectual property), burdens with complying with a variety of foreign laws and changes in domestic and foreign governmental policies, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not experienced material losses as a result of fluctuation in the value of foreign currencies. The Company's net sales and cost of goods sold are denominated in U.S. Dollars; consequently, the Company does not engage in currency hedging. Nevertheless, currency fluctuations could adversely affect the Company in the future. Also, the Company may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products the Company is attempting to import or the loss of its import privileges if the Company or its suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of the Company's products. Such violations may include (i) inadequate record keeping of its imported products,
(ii) misstatements or errors as to the origin, quota category, classification, marketing or valuation of its imported products, (iii) fraudulent visas or (iv) labor violations under U.S. or foreign laws. There can be no assurance that the Company will not incur significant penalties (monetary or otherwise) if the United States Customs Service determines that these laws or regulations have been violated or that the Company failed to exercise reasonable care in its obligations to comply with these laws or regulations on an informed basis. Such factors could render the conduct of business in a particular country undesirable or impractical, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to monitor the political and economic stability of the Asian countries with which it conducts business. A substantial portion of the Company's footwear is manufactured in China. China has been granted "normal trade relations" status under United States tariff laws through early July 2000, which provides a favorable category of United States import duties. As a result of continuing concerns in the United States Congress regarding China's human rights policies, disputes regarding Chinese trade policies, including the country's inadequate protection of United States intellectual property rights, and current relations with China regarding weapons information, there has been, and may be in the future, opposition to the extension of "normal trade relations" status for China. In 2000, however, there will be for the first time, a major effort by the U.S. Congress to pass legislation that would make permanent China's "natural trade relations" status in return for the country's expected accession to the World Trade Organization. The proposal is controversial, and there can be no assurance that it will be passed. Moreover, there can be no assurance that China will continue to enjoy "natural trade relations" status in the future. The loss of "normal trade relations" status for China would result in a substantial increase in the import duty of goods manufactured in China and imported into the United States and would result in increased costs for the Company. Such increases in import duties and costs could have a material adverse effect on the Company's business, financial condition and results of operations.

Although the footwear sold by the Company is not currently subject to quotas in the United States, certain countries in which the Company's products are sold are subject to certain quotas and restrictions on foreign products which to date have not had a material adverse effect on the Company's business, financial condition and results of operations. However, such countries may alter or modify such quotas or restrictions. Countries in which the Company's products are manufactured may, from time to time, impose new or adjust quotas or other restrictions on exported products, and the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations and its ability to import products at the Company's current or increased quantity levels. Other restrictions on the importation of the Company's products are periodically considered by the U.S. Congress, and there can be no assurance that tariffs or duties on the Company's products may not be raised, resulting in higher costs to the Company, or that import quotas with respect to such products may not be imposed or made more restrictive.

DEPENDENCE ON CONTRACT MANUFACTURERS

The Company's footwear products are currently manufactured by independent contract manufacturers. For the year ended December 31, 1999, the top four manufacturers of the Company's manufactured products accounted for 15.5%, 13.4%, 13.3% and 12.3% of total purchases, respectively. The Company has no long-term contracts with its manufacturers and competes with other footwear companies for production facilities. Although the Company has established close working relationships with its principal manufacturers, the Company's future success will depend, in large part, on maintaining such relationships and developing new relationships. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet the Company's quality control standards, failure to meet production deadlines or increase in manufacturing costs. This could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company's current manufacturers were for any reason to cease doing business with the Company, the Company could experience an interruption in the manufacture of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that it could find alternative sources to manufacture its products within 90 to 120 days after the date of disruption, establishment of new manufacturing relationships involves various uncertainties, including payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. The Company cannot predict whether it will be able to establish new manufacturing relationships, either in the countries in which it currently does business or in other countries in which it does not currently do business, that will be as favorable as those that now exist. Any significant delay in manufacture of the Company's footwear products or the inability to provide products consistent with the Company's standards, would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company requires its independent contract manufacturers to operate in compliance with applicable laws and regulations. The Company requires its manufacturers to certify that neither convict, forced, indentured labor (as defined under U.S. law) nor child labor (as defined by the manufacturer's country) was used in the production process, that compensation will be paid in accordance with local law and that the factory is in compliance with local safety regulations. Although the Company's operating guidelines promote ethical business practices and the Company's sourcing personnel periodically visit and monitor the operations of its independent contract manufacturers, the Company does not control these vendors or their labor practices. The violation of labor or other laws by an independent contract manufacturer of the Company, or the divergence of an independent contract manufacturer's labor practices from those generally accepted as ethical in the United States, could result in adverse publicity for the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY CUSTOMERS AND SALES REPRESENTATIVES

During the year ended December 31, 1999, the Company's net sales to its five largest customers accounted for approximately 30.8% of total net sales. For the year ended December 31, 1999, no one customer accounted for 10.0% or more of net sales. Although the Company has long-term relationships with many of its customers, none of its customers has any contractual obligations to purchase the Company's products. There can be no assurance that the Company will be able to retain its existing major customers. In addition, the retail industry has periodically experienced consolidation, contractions and closings and any future consolidation, contractions or closings may result in loss of customers or uncollectability of accounts receivables of any major customer in excess of amounts insured by the Company. For example, in late 1998, The Venator Group announced the closure of its Kinney and Footquarters shoe stores and, in early 1999, Edison Brothers closed its Wild Pair shoe stores.

As of December 31, 1999, the Company had one customer which accounted for 10.1% of trade accounts receivable. The loss of or significant decrease in sales to any one of the Company's major customers or uncollectability of any accounts receivable of any major customer in excess of amounts insured could have a material adverse effect on its business, financial condition and results of operations.

The Company has entered into employment agreements with each of its salespersons. Although each salesperson has agreed under these agreements to keep certain information of the Company confidential, these salespersons are not subject to non-competition agreements with the Company. The loss of any of such salespersons may result in the disruption of service to such customers serviced by such salespersons, which could have a material adverse effect on the Company's business, financial condition and results of operations.

SEASONALITY; QUARTERLY FLUCTUATIONS

Sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters. During 1999, the Company aggressively addressed this seasonal fluctuations by introducing new styles that addressed the seasonal demands. As a result, the Company's third and fourth quarter represented 29.2% and 23.6% of net sales in 1999, respectively, compared to 38.4% and 22.0% of net sales in 1998, respectively. The Company's net sales in the fourth quarter of 1998 were also adversely affected by the overall weakness in the retail footwear market. In the third and fourth quarters of 1999, income from operations represented 39.9% and 15.6% of earnings from operations for the year, as compared to income from operations during the third quarter of 72.0% and a loss from operations was generated in the fourth quarter of 1998. Operating expenses for the fourth quarter of 1998 were impacted by certain discretionary expenses of approximately $3.2 million and by significantly higher marketing expenses as a percentage of net sales than the Company typically incurs. The Company has experienced and expects to continue to experience some variability in its net sales, operating results and net earnings on a quarterly basis. The Company's domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond the Company's control, could materially negatively impact the Company's net sales and results of operations for any given quarter. The Company believes the factors which influence this variability include

(i) the timing of the Company's introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth,
(vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of new Company retail store openings and (viii) actions by competitors. Due to these and other factors, the results for any particular quarter are not necessarily indicative of results for the full year. This cyclically and any related fluctuation in consumer demand could have a material adverse effect on the Company's business, financial condition and results of operations.

EXPOSURE TO FLUCTUATIONS IN ECONOMIC CONDITIONS

The footwear industry in general is dependent on the economic environment and levels of consumer spending which affect not only the ultimate consumer, but also retailers, the Company's primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. As a result, the Company's operating results may be adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general.

RISKS RELATING TO ADVANCE PURCHASES OF PRODUCTS

To minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, the Company places orders for certain of its products with its manufacturers prior to the time the Company has received all of its customers' orders and maintains an inventory of certain products that it anticipates will be in greater demand. There can be no assurance, however, that the Company will be able to sell the products it has ordered from manufacturers or that it has in its inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices could significantly impair the Company's brand image and could have a material adverse effect on the Company's business, financial condition and results of operations. As of December 31, 1999, the Company had approximately $98.0 million of open purchase orders with its manufacturers and $69.0 million of inventory relating to order backlog of $121.7 million.

ADDITIONAL CAPITAL REQUIREMENTS

The Company expects that anticipated cash flow from operations, available borrowings under the Company's revolving line of credit, cash on hand and its financing arrangements will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements through 2000. However, in connection with its growth strategy, the Company will incur significant working capital requirements and capital expenditures. The Company's future capital requirements will depend on many factors, including, but not limited to, the levels at which the Company maintains inventory, the market acceptance of the Company's footwear, the levels of promotion and advertising required to promote its footwear, the extent to which the Company invests in new product design and improvements to its existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a large extent upon the expertise and continuing contributions of Robert Greenberg, Chairman of the Board and Chief Executive Officer, Michael Greenberg, President, and David Weinberg, Executive Vice President and Chief Financial Officer. Each of these officers currently has a three-year employment contract with the Company. These agreements do not have non-competition provisions upon termination of employment. The loss of the services of any of these individuals or any other key employee could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its ability to identify, attract and retain additional qualified personnel. The competition for such employees is intense, and there can be no assurance that the Company will be successful in identifying, attracting and retaining such personnel. The Company maintains $5.0 million of "key man" life insurance on the life of Robert Greenberg. The loss of key employees or the inability to hire or retain qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL OF THE COMPANY BY PRINCIPAL STOCKHOLDER; DISPARATE VOTING RIGHTS

Robert Greenberg, Chairman of the Board and Chief Executive Officer, owns 65.0% of the outstanding Class B Common Stock of the Company. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of the stockholders. As a result, Mr. Greenberg holds approximately 63.4% of the aggregate number of votes eligible to be cast by the Company's stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions, and also has control over the management and affairs of the Company. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give stockholders of the Company the opportunity to realize a premium over the then-prevailing market prices for their shares of Class A Common Stock. The differential in the voting rights may adversely affect the value of the Class A Common Stock to the extent that investors or any potential future purchaser of the Company view the superior voting rights of the Class B Common Stock to have value.

ANTI-TAKEOVER PROVISIONS

The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prevents an "interested stockholder" (defined generally as a person owning more than 15.0% or more of the Company's outstanding voting stock) from engaging in a "business combination" with the Company for three years following the date that person became an interested stockholder unless the business combination is approved in a prescribed manner. This statute could make it more difficult for a third party to acquire control of the Company.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders. Although at present the Company has no plans to issue any shares of Preferred Stock, Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

Mr. Greenberg's substantial beneficial ownership position, together with the authorization of Preferred Stock, the disparate voting rights between the Class A and Class B Common Stock, the classification of the Board of Directors and the lack of cumulative voting in the Company's Certificate of Incorporation and Bylaws, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Class A Common Stock at a premium over the market price of the Class A Common Stock and may adversely affect the market price of the Class A Common Stock.

NO ASSURANCE OF ACTIVE TRADING MARKET FOR CLASS A COMMON STOCK AND POSSIBLE VOLATILITY OF STOCK PRICE

The market price of our Class A Common Stock has been extremely volatile. During 1999, the Company's Common Stock reached a high of $11.81 per share and a low of $3.44. On December 31, 1999, the closing market price was $3.81 per share. The market price for shares of the Class A Common Stock may continue to fluctuate based upon a number of factors, including, without limitation, business performance, news announcements, quarterly fluctuations in the Company's financial results, changes in earnings estimates or recommendations by analysts or changes in general economic and market conditions.

If the Company's results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our Class A Common Stock could also be materially adversely affected.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

The sales of substantial amounts of the Company's Class A Common Stock in the public market or the prospect of such sales could materially and adversely affect the market price of the Class A Common Stock. The Company has outstanding 8,481,623 shares of Class A Common Stock. In addition, the Company has outstanding 26,423,445 shares of Class B Common Stock, all of which are convertible into Class A Common Stock on a share-for-share basis at the election of the holder or upon transfer or disposition to persons who are not Permitted Transferees (as defined in the Company's Certificate of Incorporation). The 8,481,623 shares of Class A Common Stock are eligible for sale in the public market without restriction. The 26,423,445 shares of Class B Common Stock are restricted in nature and are saleable pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Robert Greenberg, Chairman of the Board and Chief Executive Officer, and Michael Greenberg, President, beneficially own an aggregate of 20,860,613 shares of Class B Common Stock for which they have received certain registration rights to sell such shares of Class A Common Stock issuable upon conversion of their shares of Class B Common Stock in the public market. The Company also registered under the Securities Act shares of Class A Common Stock reserved for issuance pursuant to the Stock Option Plan and the 1998 Employee Stock Purchase Plan.

YEAR 2000 COMPLIANCE

The Company instituted a program to determine the internal readiness of its computer systems for handling the year 2000 ("Y2K") issue. Although management believes the Company adequately addressed Y2K compliance issues, and to date, there have not been any problems with the Company's computer systems and non-informational technology systems relating to Y2K compliance, there can be no assurance that such problems will not be identified in the future. However, the Company believes that it has sufficient resources and that any such problems subsequently identified will not be material to the Company's financial position or results of operations.


ITEM 2.  PROPERTIES

The Company's corporate headquarters and additional administrative offices are located at three premises in Manhattan Beach, California, and consist of an aggregate of approximately 35,000 square feet. The leases on the premises expire between February 2002 and February 2008, with options to extend in some cases, and the current aggregate annual rent is approximately $1.1 million.

The Company also leases space for its distribution centers and its retail stores. These facilities aggregate approximately 1.1 million square feet, with an annual aggregate base rental of approximately $8.0 million, plus, in some cases, a percentage of the store's gross sales in excess of the base annual rent. The terms of these leases vary as to duration and rent escalation provisions. The Company has also signed leases for retail stores expected to be opened in 2000. In general, the leases expire between August 2000 and November 2010 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.


ITEM 3.  LEGAL PROCEEDINGS

On April 16, 1999, a complaint captioned Swanier v. Skechers was filed against the Company and an employee of the Company in the Superior Court, County of Los Angeles, Southwest District, Torrance, Case No. YC034808. The complaint alleged various causes of action in connection with plaintiff's employment by the Company. The Complaint has since been settled, and the terms of the settlement did not have a material impact on the Company's financial position or results of its operations.

On June 14, 1999, a complaint captioned R. Griggs Group Limited v. Skechers U.S.A., Inc. was filed against the Company in the United States District Court, Northern District of California (San Francisco Division), Case No. 99-2862. R. Griggs Group Limited manufactures and markets footwear including Dr. Martens. The complaint alleged various causes of action, including Federal, state and common law unfair competition and Federal and state dilution, with respect to certain trade dress marks of certain styles of footwear, and fraud and deceit regarding the plaintiff's alleged postponement of the filing of the action. On June 15, 1999, the Company filed a complaint captioned Skechers U.S.A., Inc. v.
R. Griggs Group Limited in the United States District Court, Central District of California (Los Angeles Division), Case No. 99-06115. The complaint sought a declaratory judgment of non-infringement, invalidity and unenforceability of defendant's trade dress rights and further declatory judgment that the Company did not breach a trade dress settlement agreement previously entered into by and between the parties. The two complaints were resolved in February 2000. The parties have signed a letter of intent embodying the material terms of the settlement and are currently working on the final written agreement. The terms are confidential but the Company can disclose that the settlement will not require payment of any money by the Company. The non-monetary terms will not have a material impact on the Company's financial position or results of operations.

On December 29, 1999, a complaint captioned Shapiro, et al., v. Skechers U.S.A., Inc., et al. was filed against the Company and two of its officers and directors in the United States District Court, Central District of California, Case No. 99-13559. The complaint is a purported class action claiming damages for alleged violations of the Securities Act and the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). The Shapiro complaint also names the underwriters for the Company's Initial Public Offering of its Class A Common Stock on June 9, 1999 (the "Offering") as defendants in the case. On January 12, 2000, a compliant captioned Abraham, et al., v. Skechers U.S.A., Inc., et al. was filed against the Company and two of its officers and directors in the United States District Court, Central District of California, Case No. 00-00471. The complaint is a purported class action claiming damages for alleged violations of the Securities Act and Securities Exchange Act. On January 24, 2000, a complaint captioned Astrolio, et al., v. Skechers U.S.A., Inc., et al. was filed against the Company and two of its officers and directors in the United States District Court, Central District of California, Case No. 00-00772. The complaint is a purported class action claiming damages changes for alleged violations of the Securities Act and Securities Exchange Act. The Astrolio complaint also names the underwriters for the Offering as defendants in the case. On January 19, 2000, a complaint captioned Pugliesi, et al., v. Skechers U.S.A., Inc., et al. was filed against the Company and two of its officers and directors in the United States District Court, Central District of California, Case No. 00-00631. The complaint is a purported class action claiming damages for alleged violations of the Securities Act and the Securities Exchange Act.

Shapiro, Abraham, Astrolio, and Pugliesi (collectively, the "Skechers Securities Litigation") were each filed within the last three months, and no defendant as yet has filed a formal response. All of the complaints in the Skechers Securities Litigation seek both damages and recission on behalf of a class of persons who purchased securities in, or traceable to, the Offering and / or thereafter on the open market prior to July 6, 1999. The four cases are expected to be consolidated. As these matters are in the early stages of discovery, neither the Company nor its counsel are able to conclude as to the potential likelihood of an unfavorable outcome. The Company is vigorously defending these complaints and believes their defenses to be meritorious. Accordingly, the Company has not provided for any potential losses associated with these lawsuits.

The Company occasionally becomes involved in litigation arising from the normal course of business. Other than the foregoing, management believes that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders to be voted on during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock began trading on the New York Stock Exchange on June 9, 1999 after the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at $11.00 per share. The Company's Class A Common Stock trades under the symbol "SKX". The following table sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock.


Year Ended December 31, 1999:       High         Low
                                   ------      ------

Second Quarter (1)                 $11.81      $ 9.75
Third Quarter
                                    10.25        4.75
Fourth Quarter
                                     5.19        3.44

(1) For the period from June 9, 1999 to June 30, 1999.


As of March 28, 2000, there were 63 holders of record of Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 6 holders of record of the Company's Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

In May 1992, the Company elected to be treated for Federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable state laws. As a result, earnings of the Company, since such initial election, were included in the taxable income of the Company's stockholders for Federal and state income tax purposes, and the Company was not subject to income tax on such earnings, other than franchise and net worth taxes. Prior to the closing of the Offering, the Company terminated its S Corporation status, and since then the Company has been treated for Federal and state income tax purposes as a corporation under Subchapter C of the Code and, as a result, had become subject to state and Federal income taxes. By reason of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company, since inception, had provided to its stockholders funds for the payment of income taxes on the earnings of the Company. The Company declared distributions relating to its S Corporation status of $7.9 million in 1998 and $35.4 million in 1999 ("S Corporation Distributions"), $21.0 million of which was paid from a portion of the net proceeds of the Offering.

In connection with the Offering and the termination of the Company's S Corporation tax status, the Company entered into a tax indemnification agreement with each of its stockholders. The agreement provides that the Company will indemnify and hold harmless each of the stockholders for Federal, state, local or foreign income tax liabilities, and costs relating thereto, resulting from any adjustment to the Company's taxable income that is the result of an increase in or change in character of, the Company's income during the period it was treated as an S Corporation up to the Company's tax savings in connection with such adjustments. The agreement also provides that if there is a determination that the Company was not an S Corporation prior to the Offering, stockholders will indemnify the Company for the additional tax liability arising as a result of such determination. The stockholders will also indemnify the Company for any increase in the Company's tax liability to the extent such increase results in a related decrease in the stockholders' tax liability.

Purchasers of shares of Class A Common Stock in the Offering did not receive any portion of the S Corporation Distributions. The Company has never declared or paid dividends on its Class A Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 1999.


                             SUMMARY FINANCIAL DATA
                    (In thousands, except earnings per share)


                                                                            Years ended December 31,
                                                  -------------------------------------------------------------------------
                                                     1995               1996           1997           1998           1999
                                                  ---------          ---------      ---------      ---------      ---------
STATEMENT OF OPERATION DATA:
     Net sales                                    $ 110,649          $ 115,410      $ 183,827      $ 372,680      $ 424,601
     Gross profit                                    31,957             34,211         68,723        154,580        174,608

     Operating expenses:
        Selling                                      12,150             11,739         21,584         49,983         57,332
        General and administrative                   19,850             18,939         32,397         71,461         79,114

     Earnings from operations                         1,800              5,125         15,636         33,991         38,830

     Interest expense                                 3,676              3,231          4,186          8,631          6,554

     Earnings (loss) before income taxes and
        extraordinary credit                         (1,662)             1,955         11,413         25,121         32,691

     Net earnings (loss)                             (1,222)(1)          1,910         11,023         24,471         24,056

PRO FORMA OPERATIONS DATA: (2)
     Earnings (loss) before income taxes and
        extraordinary credit                      $  (1,662)         $   1,955      $  11,413      $  25,121      $  32,691
     Income taxes (benefit)                            (665)               782          4,565         10,048         12,880
     Net earnings (loss)                               (727)(1)          1,173          6,848         15,073         19,811

     Net earnings (loss) per share: (3)
        Basic                                     $   (0.03)         $    0.04      $    0.25      $    0.54      $    0.62
        Diluted                                   $   (0.02)         $    0.04      $    0.23      $    0.49      $    0.60

     Weighted average shares: (3)
        Basic                                        27,814             27,814         27,814         27,814         31,765
        Diluted                                      29,614             29,614         29,614         30,610         33,018



                                                     As of December 31,
                               ----------------------------------------------------------------
BALANCE SHEET DATA:              1995          1996          1997          1998          1999
                               --------      --------      --------      --------      --------
     Working capital           $  8,155      $ 11,987      $ 17,081      $ 23,106      $ 65,003
     Total assets                47,701        42,151        90,881       146,284       177,914
     Total debt                  31,748        25,661        39,062        70,933        33,950
     Stockholders' equity           938         3,336        11,125        27,676        86,000

(1) Includes an extraordinary gain of $443,000 net of state income taxes of $7,000 ($270,000 on a pro forma basis, net of $180,000) resulting from the acceleration of the repayment of a note.
(2) Reflects adjustments for Federal and state income taxes assuming the Company had been taxed as a C Corporation rather than as an S Corporation.
(3) Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding gives effect to the sale by the Company of those shares of common stock necessary to fund the payment of (i) stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for both 1997 and 1998, and January 1, 1999 to June 7, 1999 for 1999, based on an initial public offering price of $11 per share, net of underwriting discounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Securities Act and the Securities Exchange Act, which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions that are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors set forth in "Risk Factors" and elsewhere in this Report.

OVERVIEW

The Company has realized rapid growth since inception, increasing net sales at a compound annual growth rate of 36.2% from $90.8 million in 1994 to $424.6 million in 1999. Significant growth was experienced in 1998, when the Company experienced a 102.7% and 117.4% increase in sales and earnings from operations, respectively. This momentum continued into 1999 with a 13.9% increase in sales and a 14.2% increase in earnings from operations. From 1997 to 1998, the Company also experienced an improvement in Gross Margin from 37.4% to 41.5% and was able to maintain these margins at a comparable level in 1999 of 41.1%. Operating Margin also increased from 8.5% in 1997 to 9.1% in 1998 and 9.1% in 1999. These improvements resulted in part from the shift to offering Skechers product exclusively (away from the "Cross Colours", "Karl Kani" and "So...LA" brands) and in part from economies of scale. In the future, the Company's rate of growth will be dependent upon, among other things, the continued success of its efforts to expand its footwear offerings within the Skechers brand or developing alternative, successful brands. There can be no assurance that the rate of growth will not decline in future periods or that the Company will improve or maintain Operating Margins.

As the Company's sales growth has accelerated, management has focused on investing in infrastructure to support continued expansion in a disciplined manner. Major areas of investment have included expanding the Company's distribution facilities, hiring additional personnel, developing product sourcing and quality control offices in Taiwan, upgrading the Company's management information systems, developing and expanding the Company's retail stores and launching its direct mail business in August 1998 through its web site and catalog. The Company has established this infrastructure to achieve further economies of scale in anticipation of continued increases in sales. Because expenses relating to this infrastructure are fixed, at least in the short-term, operating results and margins would be adversely affected if the Company does not achieve anticipated continued growth.

Management has implemented a strategy of controlling the growth of the distribution channels through which the Company's products are sold in order to protect the Skechers brand name, properly service customer accounts and better manage the growth of the business. Increasing sales depend on various factors, including strength of the Company's brand name, competitive conditions, the ability of the Company to manage the increased sales and stores. There can be no assurance that the Company's growth strategy will be successful or that the Company's sales or earnings will increase as a result of the implementation of such efforts.

As of February 29, 2000 the Company operated 23 concept stores at marquee locations in major metropolitan cities. Each concept store serves not only as a showcase for the Company's full product offering for the current season but also as a rapid product feedback mechanism. Product sell-through information derived from the Company's concept stores enables the Company's sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit inventory markdowns and customer returns and allowances. As of February 29, 2000, the Company also operated 19 factory and warehouse outlet stores that enable the Company to liquidate excess, discontinued and odd-size inventory in a cost efficient manner. The Company plans to increase the number of retail locations in the future to further its strategic goals as well as in an effort to increase sales and earnings. The Company plans to open at least three new concept stores and six new outlet stores in the remainder of 2000.

Although the Company's primary focus is on the domestic market, the Company presently markets its product in countries in Europe, Asia and selected other foreign regions through distributorship agreements. To date, international sales have been made in U.S. Dollars, although there can be no assurance that this will continue to be the case. The Company's goal is to increase sales through distributors by heightening the Company's marketing support in these countries. Sales through foreign distributors have resulted in lower gross margins to the Company than domestic sales. To the extent that the Company expands its international operations through distribution arrangements, its overall gross margins may be adversely affected. In 1998, the Company launched its first major international advertising campaign in Europe and Asia. In an effort to increase profit margins on products sold internationally and more effectively promote the Skechers brand name, the Company is exploring selling directly to retailers in certain European countries in the future. In addition, the Company is exploring selectively opening flagship retail stores internationally on its own or through joint ventures. There can be no assurance that such expansion plans will be successful.

Management believes that selective licensing of the Skechers brand name to non-footwear-related manufacturers may broaden and enhance the Skechers image without requiring significant capital investments or the incurrence of significant incremental operating expenses by the Company. The Company is experimenting with certain manufacturers on very limited basis to study the potential impact of licensing its brand name. To date, there has not been any significant royalty income from such licensing agreements.

The Company contracts with third parties for the manufacture of all of its products. The top four manufacturers of the Company's products in 1999 accounted for 15.5%, 13.4%, 13.3% and 12.3% of total purchases, respectively. During 1998, the Company had four manufacturers which accounted for 15.4%, 14.2%, 12.1%, and 10.4% of total purchases, respectively, and in 1997, the Company had two manufacturers which accounted for 21.7% and 15.0% of total purchases, respectively. To date, products have been purchased in U.S. Dollars, although there can be no assurance that this will continue to be the case. The Company believes the use of independent manufacturers increases its production flexibility and capacity while at the same time allowing the Company to substantially reduce capital expenditures and avoid the costs of managing a large production work force. Substantially all of the

Company's products are produced in China. The Company finances its production activities in part through the use of interest-bearing open purchase arrangements with certain of its Asian manufacturers. These facilities currently bear interest at a rate between 1.5% for 30 day financing and 2.0% for 45 to 60 day financing (depending on the factory). Management believes that the use of these arrangements affords the Company additional liquidity and flexibility. Finished goods are received, inspected and shipped to domestic accounts primarily from the Company's distribution centers located in Ontario, California. Substantially all of the international orders are shipped directly from the manufacturer to Skechers' international distributors.

In May 1992, the Company elected to be treated for Federal and state income tax purposes as an S Corporation under Subchapter S of the Code and comparable state laws. As a result, earnings of the Company, since such initial election, were included in the taxable income of the Company's stockholders for Federal and state income tax purposes, and the Company was not subject to income tax on such earnings, other than franchise and net worth taxes. Since the termination of the Company's S Corporation status on June 7, 1999, the Company has been treated for Federal and state income tax purposes as a corporation under Subchapter C of the Code and, as a result, became subject to state and Federal income taxes. By reason of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company, since inception, has made distributions to its stockholders to include the payment of income taxes on the earnings of the Company as well as the taxes payable when the Company's converted to a C Corporation. The Company declared S Corporation Distributions of $7.9 million in 1998 and $35.4 million in 1999, $21.0 million of which was paid from a portion of the net proceeds of the Offering.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Net Sales

Net sales increased by $51.9 million to $424.6 million, an increase of 14.0%. This compares to an increase of $188.9 million, or 102.7%, to $372.7 million for the 1998 as compared to $183.8 million for 1997. Continued growth in sales of branded footwear is primarily as a result of (i) greater brand awareness driven in part by a continued expansion of the Company's national marketing efforts,
(ii) a broader breadth of men's, women's and children's product offerings, (iii) the development of the Company's domestic and international sales forces and
(iv) the transition of the Company's account base in the direction of larger accounts with multiple stores and increased sales to such accounts, resulting in higher sales per account.

During 1999, the Company was able to successfully target additional styles and categories in the moderately-priced footwear market. Wholesale units sold increased 20.5% from 16.1 million units in 1998 to 19.4 million units in 1999. The Company was able to accomplish this and still maintain its gross margin at a level comparable to that achieved in 1998 by carefully targeting production and inventory levels with the level of orders from customers. In addition, it was able to better match styles with seasonal trends during 1999. During 1998, the increase in unit sales was 106.4%, from 7.8 million units in 1997 to 16.1 million units in 1998, compared to a sales increase of 102.7%.

Gross Profit

The Company's gross profit increased $20.0 million, or 13.0%, to $174.6 million in 1999 compared to $154.6 million in 1998. In 1998, gross profit increased $85.9 million, or 124.9%, to $154.6 million compared to $68.7 million in 1997. Gross margin increased from 37.4% in 1997 to 41.5% in 1998, but remained relatively constant at 41.1% in 1999. The increase in the gross margin in 1998 was primarily due to (i) an increase in the proportions of total sales derived from the women's and children's footwear line, which had a higher gross margin than the men's footwear line, (ii) better retail sell-through at the Company's retail customer accounts, which typically results in fewer markdowns and (iii) an increase in the Company's retail store sales, since such retail gross margins are higher than wholesale gross margins and

Selling Expenses

Selling expenses increased $7.3 million, or 14.7%, to $57.3 million in 1999 compared to $50.0 million in 1998. As a percentage of net sales, selling expenses remained relatively constant in 1999 at 13.5% compared to 13.4% in 1998. Selling expenses increased $28.4 million, or 131.6%, to $50.0 million for 1998 from $21.6 million (11.7% of net sales) for 1997. The increase during 1998 was primarily due to increased advertising expenditures and sales compensation due to the increase in footwear sales, the implementation of a new sales compensation package and the hiring of additional sales personnel. Advertising expenses as a percentage of sales for 1999, 1998 and 1997 was 11.2%, 11.3% and 8.6%, respectively.

General and Administrative Expenses

General and administrative expenses increased $7.7 million to $79.1 million in 1999, compared to $71.5 million in 1998. As a percentage of sales, general and administrative expenses decreased to 18.6% from 19.2%. In 1998, general and administrative expenses increased $39.1 million, or 120.6%, to $71.5 million for 1998 from $32.4 million (17.6% of net sales) for 1997. The increase in total dollars and as a percentage of sales in 1998 is primarily due to (i) the hiring of additional personnel, (ii) an increase in costs associated with the Company's distribution facilities to support the Company's growth, (iii) increased product design and development costs, (iv) the addition of 23 retail stores which were not open in 1997, and (v) increased discretionary expenses consisting of bonuses paid to an executive officer and certain employees. Also included in general and administrative expenses in 1998 and 1997 are $7.0 million and $2.7 million, respectively, of bonus compensation expense related to the Company's 1996 Incentive Compensation Plan. In 1999, $1.2 million in bonuses were paid on discretionary basis by the board.

Interest Expense

Interest expense decreased to $6.6 million in 1999 from $8.6 million in 1998 as a result of a reduction in borrowings under the Company's revolving line of credit and the repayment of the $10.0 million note payable to a stockholder. From 1997 to 1998, interest expense increased $4.4 million, or 106.2%, to $8.6 million for 1998 as compared to $4.2 million for 1997 as a result of increased borrowings to fund the Company's expanded operations and interest expense associated with open purchase arrangements with certain of the Company's Asian manufacturers, which in part finance the Company's manufacturing activities.

Pro Forma Income Taxes

Pro forma income taxes represent taxes, which would have been reported assuming the Company been subject to federal and state taxes as a C Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Up until the completion of the Offering in June, 1999, the Company relied upon internally generated funds, trade credit, borrowings under credit facilities and loans from a stockholder to finance its operations and expansion. The Company's need for funds arises primarily from its working capital requirements, including the need to finance its inventory and receivables. The Company's working capital was $65.0 million at December 31, 1999 as compared to $23.1 million at December 31, 1998. This increase in working capital was primarily due to the proceeds, after distribution to stockholders, of the proceeds from the Offering in June 1999, offset in part by the requirements to continue to fund the Company's growth and expansion in 1999.

As part of the Company's working capital management, the Company performs substantially all customer credit functions internally, including extension of credit and collections. The Company's bad debt write-offs were less than 1.0% of net sales for 1999 and 1998. The Company carries bad debt insurance to cover approximately the first 90.0% of bad debts on substantially all of the Company's major retail accounts.

Net cash provided by operating activities totaled $13.1 million during 1999, compared to net cash used in operating activities of $4.3 million for 1998. The increase in cash provided by operating activities was due to a reduction in the buildup of inventory levels (a decrease in inventory balances as a percentage of sales).

Net cash used in investing activities totaled $10.8 million and $9.4 million for 1999 and 1998, respectively, and related to capital expenditures. Capital expenditures were principally expended in connection with the establishment of the Company's distribution center in Ontario, California, additional hardware and software for the Company's computer needs as well as the addition of retail stores. Capital expenditures for 1999 included approximately $5.5 million used for the installation of a new material handling system, expected to be completed in 2000, for the Company's most recently opened distribution facility, the total of which is expected to be approximately $12.0 million.

Net cash used in financing activities totaled $2.4 million in 1999, compared to cash flow provided by financing activities of $23.2 million in 1998. The decrease in cash from financing activities was primarily due to reduced financing needs to fund growth (a corresponding increase in cash flow from operations and funds available from initial public offering of $69.7 million).

The Company's credit facility provides for borrowings under a revolving line of credit of up to $120.0 million and a term loan, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $39.5 million of availability as of December 31, 1999) with The CIT Group, as agent for the lenders. As of December 31, 1999, there was approximately $30.4 million outstanding under the revolving line of credit. The revolving line of credit bears interest at the Company's option at either the prime rate (8.5% at December 31, 1999) plus 25 basis points or at Libor (6.0% at December 31, 1999) plus 2.75%. The revolving line of credit expires on December 31, 2002. Interest on the revolving line of credit is payable monthly in arrears. The revolving line of credit provides a sub-limit for letters of credit of up to $18.0 million to finance the Company's foreign purchases of merchandise inventory. As of December 31, 1999, the Company had approximately $4.4 million of letters of credit under the revolving line of credit. The term loan component of the credit facility, which has a principal balance of approximately $2.4 million as of December 31, 1999, bears interest at the prime rate plus 100 basis points and is due in monthly installments of $25,000 with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for the Company's distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains certain financial covenants that require the Company to maintain minimum tangible net worth of at least $20.0 million, working capital of at least $14.0 million and specified leverage ratios and limit the ability of the Company to pay dividends if it is in default of any provisions of the credit facility. The Company was in compliance with these covenants as of December 31, 1999. The credit facility is collateralized by the Company's real and personal property, including, among other things, accounts receivable, inventory, general intangibles and equipment and is guaranteed by the Company's wholly-owned subsidiaries.

As of December 31, 1998, the Company had an unsubordinated note payable to the Greenberg Family Trust in the amount of $10.0 million. The Company recorded interest expense of approximately $433,000, $540,000 and $1.1 million related to notes payable to the Greenberg Family Trust during the years ended December 31, 1999, 1998 and 1997, respectively. This note was repaid during 1999, with the proceeds, in part, from the Offering.

By reason of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company since inception provided to its stockholders funds for the payment of income taxes on the earnings of the Company as well as the conversion from an S Corporation to a C Corporation during 1999. The Company declared S Corporation Distributions of $35.4 million, $7.9 million and $3.2 million in 1999, 1998 and 1997, respectively. Since the termination of the Company's S Corporation status, earnings have been and will be retained for the foreseeable future in the operations of the business.

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

INFLATION

The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its sales or profitability. However, the Company cannot accurately predict the effect of inflation on future operating results. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, the Company does not believe that inflation has had a material effect on the Company's sales or profitability. In the past, the Company has been able to offset its foreign product cost increases by increasing prices or changing suppliers, although no assurance can be given that the Company will be able to continue to make such increases or changes in the future.

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

YEAR 2000 COMPLIANCE

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ("Y2K") compliant. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems have successfully responded to the Y2K date change. The Company's costs associated with becoming Y2K compliant were less than $100,000 exclusive of system upgrades incurred in the normal course of business. The Company is not aware of any material problems resulting from Y2K issues, either with its products, its internal systems or the products and services of third parties. The potential inability of third parties to address their own Y2K issues remains a risk which is difficult to assess. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Y2K to ensure that any latent Y2K matters that may arise are addressed promptly.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to Skechers U.S.A., Inc.'s Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference from Skechers U.S.A., Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Skechers U.S.A., Inc.'s 1999 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from Skechers U.S.A., Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Skechers U.S.A., Inc.'s 1999 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 11 is hereby incorporated by reference from Skechers U.S.A., Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Skechers U.S.A., Inc.'s 1999 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 11 is hereby incorporated by reference from Skechers U.S.A., Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Skechers U.S.A., Inc.'s 1999 fiscal year.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Consolidated financial statements and schedules required to be filed hereunder are indexed on Page F-1 hereof.
(b) Reports on Form 8K ---There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1999.
(c)     Exhibits

EXHIBIT
 NUMBER                             DESCRIPTION OF EXHIBIT
--------       -----------------------------------------------------------------
 2.1           Agreement of Reorganization and Plan of Merger (incorporated by reference to exhibit number 3.2(a) of the Registrant's
               Registration Statement on Form S-1, as amended (File No.
               333-60065), filed with the Securities and Exchange Commission on
               May 12, 1999).

 3.1 Certificate of Incorporation (incorporated by reference to exhibit number 3.1 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

 3.2 Bylaws (incorporated by reference to exhibit number 3.2 of the Registrant's Registration Statement on Form S-1, as amended (File
               No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

 3.2(a)        Amendment to Bylaws (incorporated by reference to exhibit number
               3.2(a) of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

 4.1 Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant's
               Registration Statement on Form S-1, as amended (File No.
               333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

 10.1          Amended and Restated 1998 Stock Option, Deferred Stock and
               Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant's Registration Statement on Form
               S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

 10.2 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

 10.2(a) Amendment to 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2(a) of the Registrant's
               Registration Statement on Form S-1, as amended (File No.
               333-60065), filed with the Securities and Exchange Commission on June 7, 1999).

EXHIBIT
 NUMBER                             DESCRIPTION OF EXHIBIT
--------       -----------------------------------------------------------------
 10.3          Employment Agreement dated June 14, 1999, between the Registrant and Robert Greenberg (incorporated by reference to exhibit number
               10.3 of the Registrant's Registration Statement on Form 10-Q, for
               the period ending June 30, 1999).

 10.3(a) Amendment No. 1 to Employment Agreement between the Registrant and Robert Greenberg dated December 31, 1999.

 10.4 Employment Agreement dated June 14, 1999, between the Registrant and Michael Greenberg (incorporated by reference to exhibit number 10.4 of the Registrant's Registration Statement on Form
               10-Q, for the period ending June 30, 1999).

 10.4(a)       Amendment to Employment Agreement between the Registrant and
               Michael Greenberg dated December 31, 2000.

 10.5 Employment Agreement dated June 14, 1999, between the Registrant and David Weinberg (incorporated by reference to exhibit number
               10.5 of the Registrant's Registration Statement on Form 10-Q, for the period ending June 30, 1999).

 10.5(a) Amendment No. 1 to Employment Agreement between the Registrant and David Weinberg dated December 31, 2000.

 10.6          Indemnification Agreement dated June 7, 1999 between the
               Registrant and its directors and executive officers.

 10.6(a) List of Registrant's directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant.

 10.7          Registration Rights Agreement dated June 9, 1999, between the
               Registrant, the Greenberg Family Trust, and Michael Greenberg
               (incorporated by reference to exhibit number 10.7 of the Registrant's Registration Statement on Form 10-Q, for the period ending June 30, 1999).

 10.8          Tax Indemnification Agreement dated June 8, 1999, between the
               Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant's Registration Statement on Form 10-Q, for the period ending June 30, 1999).

 10.9          Subordinated Promissory Note between the Registrant and the
               Greenberg Family Trust, dated December 22, 1998 (incorporated by reference to exhibit number 10.9 of the Registrant's Registration
               Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.10         Amended and Restated Loan and Security Agreement between the
               Registrant and Heller Financial, Inc., dated September 4, 1998
               (incorporated by reference to exhibit number 10.10 of the Registrant's Registration Statement on Form S-1, as amended (File
               No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.10(a) Term Loan A Note, dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(a) of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.10(b) Revolving Note dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(b) of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.10(c)      First Amendment to Amended and Restated Loan and Security
               Agreement, dated September 11, 1998 (incorporated by reference to exhibit number 10.10(c) of the Registrant's Registration
               Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

EXHIBIT
 NUMBER                             DESCRIPTION OF EXHIBIT
--------       -----------------------------------------------------------------
 10.10(d)      Second Amendment to Amended and Restated Loan and Security
               Agreement, dated December 23, 1998 (incorporated by reference to exhibit number 10.10(d) of the Registrant's Registration
               Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.11         Lease, dated April 15, 1998, between the Registrant and
               Holt/Hawthorn and Victory Partners, regarding 228 Manhattan Beach
               Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.11 of the Registrant's Registration
               Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.12         Commercial Lease Agreement, dated February 19, 1997, between the
               Registrant and Richard and Donna Piazza, regarding 1110 Manhattan
               Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.12 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

 10.13 Lease, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan
               Beach, California (incorporated by reference to exhibit number
               10.13 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

 10.14         Lease, dated November 21, 1997, between the Registrant and The
               Prudential Insurance Company of America, regarding 1661 So.
               Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

 10.15         Lease, dated November 21, 1997, between the Registrant and The
               Prudential Insurance Company of America, regarding 1777 So.
               Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

 10.16 Commercial Lease, dated April 10, 1998, between the Registrant and Proficiency Ontario Partnership, regarding 5725 East Jurupa
               Street (incorporated by reference to exhibit number 10.16 of the Registrant's Registration Statement on Form S-1, as amended (File
               No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

 10.17 Lease and Addendum, dated June 11, 1998, between the Registrant and Delores McNabb, regarding Suite 3 on the first floor of the north building, Suite 9 on the first floor of the south building at 904 Manhattan Avenue, Manhattan Beach, California
               (incorporated by reference to exhibit number 10.17 of the Registrant's Registration Statement on Form S-1, as amended (File
               No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.18         Addendum to Lease, dated September 14, 1998, between the
               Registrant and Delores McNabb, regarding Suites 3, 4 and 5 on the second floor of the north building at 904 Manhattan Avenue, Manhattan Beach California (incorporated by reference to exhibit number 10.18 of the Registrant's Registration Statement on Form
               S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.19         Promissory Note between the Registrant and the Greenberg Family
               Trust, dated December 22, 1998 (incorporated by reference to exhibit number 10.19 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

 10.20         Lease, dated October 15, 1999, between the Registrant and
               Champagne Building Group LP, regarding 1670 South Champagne
               Avenue, Ontario, California.

 10.21         Lease, dated November 18, 1999, between the Registrant and
               Pacifica California/Apollo, LLC, regarding Suites 125, 300, and
               330 at 225 South Sepulveda Boulevard, Manhattan Beach,
               California.

 10.22         Lease, dated July 1, 1999, between the Registrant and Richard and
               Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach,
               California.

 21.1          Subsidiaries of the Registrant

EXHIBIT
 NUMBER                             DESCRIPTION OF EXHIBIT
--------       -----------------------------------------------------------------
 23.1          Consent of KPMG LLP

 24.1          Power of Attorney (included on signature page)

 27            Financial Data Schedule



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 30th day of March, 2000.



                                        SKECHERS U.S.A, INC.


                                        By:        /s/ Robert Greenberg
                                            ------------------------------------
                                                     Robert Greenberg
                                                      Chairman of the Board
                                                  and Chief Executive Officer



                                POWER OF ATTORNEY

    We, the undersigned officers and directors of Skechers U.S.A., Inc., do hereby constitute and appoint Robert Greenberg, Michael Greenberg and David Weinberg, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this report, and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                                   TITLE                                    DATE
               ---------                                   -----                                    ----

            /s/ ROBERT GREENBERG            Chairman of the Board and Chief Executive          March 30, 2000
    ------------------------------------    Officer (Principal Executive Officer)
               Robert Greenberg


            /s/ MICHAEL GREENBERG           President and Director                             March 30, 2000
    ------------------------------------
             Michael Greenberg


            /s/  DAVID WEINBERG             Executive Vice President, Chief Financial          March 30, 2000
    ------------------------------------    Officer and Director (Principal Financial and
                 David Weinberg             Accounting Officer)


                                            Director                                           March   , 2000
    ------------------------------------
                    John Quinn


                                            Director                                           March   , 2000
    ------------------------------------
                 Richard Siskind

                              SKECHERS U.S.A., INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              PAGE
Independent Auditors' Report                                                                  F-2

Consolidated Balance Sheets - December 31, 1998 and 1999                                      F-3

Consolidated Statements of Earnings - Each of the years in the three-year period
    ended December 31, 1999                                                                   F-4

Consolidated Statements of Stockholders' Equity - Each of the years in the three-year
    period ended December 31, 1999                                                            F-5

Consolidated Statements of Cash Flows - Each of the years in the three-year period
    ended December 31, 1999                                                                   F-6

Notes to Consolidated Financial Statements                                                    F-7

Schedule II - Valuation and Qualifying Accounts                                               F-18

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Skechers U.S.A., Inc.:


We have audited the accompanying consolidated financial statements of Skechers U.S.A., Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                              KPMG LLP


Los Angeles, California
February 29, 2000

                              SKECHERS U.S.A., INC.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1999

                      (In thousands, except per share data)

                             ASSETS                                       1998          1999
                                                                        --------      --------
Current assets:
    Cash                                                                $ 10,942        10,836

    Trade accounts receivable, less allowances for bad debts and
       returns of $3,413 in 1998 and $3,237 in 1999                       46,771        63,052
    Due from officers and employees                                          116           851
    Other receivables                                                      2,329         2,771
                                                                        --------      --------

              Total receivables                                           49,216        66,674
                                                                        --------      --------

    Inventories                                                           65,390        68,959
    Prepaid expenses and other current assets                              2,616         5,130
    Deferred tax assets                                                       --         2,810
                                                                        --------      --------

              Total current assets                                       128,164       154,409

Property and equipment, at cost, less accumulated depreciation
    and amortization                                                      15,196        21,387
Intangible assets, at cost, less applicable amortization                   1,003           663
Other assets, at cost                                                      1,921         1,455
                                                                        --------      --------

                                                                        $146,284       177,914
                                                                        ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                               $ 54,323        30,382
    Current installments of long-term borrowings                             816         1,060
    Current installments of notes payable to stockholder                   2,244            --
    Accounts payable                                                      38,145        47,696
    Accrued expenses                                                       9,530        10,268
                                                                        --------      --------

              Total current liabilities                                  105,058        89,406
                                                                        --------      --------

Long-term borrowings, excluding current installments                       3,550         2,508
Notes payable to stockholder, excluding current installments              10,000            --

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value.  Authorized 10,000 shares;
       none issued and outstanding                                            --            --
    Class A Common stock, $.001 par value.  Authorized 100,000 shares; issued and outstanding 7,091 shares at December 31,
       1999                                                                   --             7
    Class B Common stock, $.001 par value.  Authorized 60,000
       shares; issued and outstanding 27,814 shares                            2            28
    Additional paid-in capital                                                --        69,948
    Retained earnings                                                     27,674        16,017
                                                                        --------      --------

              Total stockholders' equity                                  27,676        86,000
                                                                        --------      --------

                                                                        $146,284       177,914
                                                                        ========      ========

See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                       Consolidated Statements of Earnings

                    Three-year period ended December 31, 1999

                      (In thousands, except per share data)


                                                   1997            1998            1999
                                                ---------       ---------       ---------
Net sales                                       $ 183,827         372,680         424,601
Cost of sales                                     115,104         218,100         249,993
                                                ---------       ---------       ---------

              Gross profit                         68,723         154,580         174,608

Royalty income, net                                   894             855             668
                                                ---------       ---------       ---------

                                                   69,617         155,435         175,276
                                                ---------       ---------       ---------

Operating expenses:
    Selling                                        21,584          49,983          57,332
    General and administrative                     32,397          71,461          79,114
                                                ---------       ---------       ---------

                                                   53,981         121,444         136,446
                                                ---------       ---------       ---------

              Earnings from operations             15,636          33,991          38,830
                                                ---------       ---------       ---------

Other income (expense):
    Interest                                       (4,186)         (8,631)         (6,554)
    Other, net                                        (37)           (239)            415
                                                ---------       ---------       ---------

                                                   (4,223)         (8,870)         (6,139)
                                                ---------       ---------       ---------

              Earnings before income taxes         11,413          25,121          32,691

Income taxes                                          390             650           8,635
                                                ---------       ---------       ---------

              Net earnings                      $  11,023          24,471          24,056
                                                =========       =========       =========

Pro forma operations data:
    Earnings before income taxes                $  11,413          25,121          32,691
    Income taxes                                    4,565          10,048          12,880
                                                ---------       ---------       ---------

              Net earnings                      $   6,848          15,073          19,811
                                                =========       =========       =========

Net earnings per share:
    Basic                                       $    0.25            0.54            0.62
    Diluted                                          0.23            0.49            0.60
                                                =========       =========       =========

Weighted-average shares:
    Basic                                          27,814          27,814          31,765
    Diluted                                        29,614          30,610          33,018
                                                =========       =========       =========


See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                 Consolidated Statement of Stockholders' Equity

                    Three-year period ended December 31, 1999

                                 (In thousands)



                                                                  COMMON STOCK
                                                    ----------------------------------------
                                                         SHARES                 AMOUNT        ADDITIONAL                TOTAL
                                                    ------------------    ------------------    PAID-IN    RETAINED  STOCKHOLDERS'
                                                    CLASS A    CLASS B    CLASS A    CLASS B    CAPITAL    EARNINGS     EQUITY
                                                    -------    -------    -------    -------  ----------   -------   -------------
Balance at December 31, 1996                             --     27,814    $    --          2         --      3,334       3,336

    Net earnings                                         --         --         --         --         --     11,023      11,023

    S Corporation distribution                           --         --         --         --         --     (3,234)     (3,234)
                                                    -------    -------    -------    -------    -------    -------     -------

Balance at December 31, 1997                             --     27,814         --          2         --     11,123      11,125

    Net earnings                                         --         --         --         --         --     24,471      24,471

    S Corporation distribution                           --         --         --         --         --     (7,920)     (7,920)
                                                    -------    -------    -------    -------    -------    -------     -------

Balance at December 31, 1998                             --     27,814         --          2         --     27,674      27,676

    Net earnings                                         --         --         --         --         --     24,056      24,056

    Proceeds from issuance of common stock in
      connection with initial public offering         7,000         --          7         26     69,687         --      69,720

    Proceeds from issuance of common stock under
      the employee stock purchase plan                   91         --         --         --        261         --         261

    S Corporation distribution:
      Cash                                               --         --         --         --         --    (35,363)    (35,363)
      Cross Colours trademark                            --         --         --         --         --       (350)       (350)
                                                    -------    -------    -------    -------    -------    -------     -------

Balance at December 31, 1999                          7,091     27,814    $     7         28     69,948     16,017      86,000
                                                    =======    =======    =======    =======    =======    =======     =======


See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                      Consolidated Statements of Cash Flows

                    Three-year period ended December 31, 1999

                                 (In thousands)



                                                                           1997          1998          1999
                                                                         --------      --------      --------
Cash flows from operating activities:
    Net earnings                                                         $ 11,023        24,471        24,056
    Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
         Depreciation and amortization of property and equipment            1,137         2,843         3,752
         Amortization of intangible assets                                  1,456           148           108
         Provision for bad debts and returns                                  870         1,423          (176)
         Loss on disposal of equipment                                         --            --           903
         Gain (loss) on distribution of intangibles                            --           190          (118)
         Increase in assets:
            Receivables                                                   (12,635)      (17,760)      (17,282)
            Inventories                                                   (30,021)      (19,558)       (3,569)
            Prepaid expenses and other current assets                        (290)       (1,877)       (2,514)
            Deferred tax assets                                                --            --        (2,810)
            Other assets                                                   (1,212)         (512)          466
         Increase (decrease) in liabilities:
            Accounts payable                                               27,623         2,132         9,551
            Accrued expenses                                                  (83)        4,249           738
                                                                         --------      --------      --------

                 Net cash provided by (used in) operating activities       (2,132)       (4,251)       13,105
                                                                         --------      --------      --------

Cash flows used in investing activities:
    Capital expenditures                                                   (6,239)       (9,434)      (10,846)
    Intangible assets                                                        (512)          (14)           --
                                                                         --------      --------      --------

                 Net cash used in investing activities                     (6,751)       (9,448)      (10,846)
                                                                         --------      --------      --------

Cash flows from financing activities:
    Net proceeds from initial public offering of common stock                  --            --        69,720
    Net proceeds from issuance of common stock                                 --            --           261
    Net proceeds (payments) related to short-term borrowings               10,426        31,486       (23,697)
    Proceeds from long-term debt                                            3,000           581            --
    Payments on long-term debt                                                (25)         (562)       (1,042)
    Payments on notes payable to stockholder                                   --        (1,006)      (12,244)
    Distributions paid to stockholders                                     (3,234)       (7,320)      (35,363)
                                                                         --------      --------      --------

                 Net cash provided by (used in) financing activities       10,167        23,179        (2,365)
                                                                         --------      --------      --------

                 Net increase (decrease) in cash                            1,284         9,480          (106)

Cash at beginning of year                                                     178         1,462        10,942
                                                                         --------      --------      --------

Cash at end of year                                                      $  1,462        10,942        10,836
                                                                         ========      ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                          $  4,186         8,067         6,782
       Income taxes                                                           226         1,416        10,619
                                                                         ========      ========      ========


Supplemental disclosures of noncash investing and financing activities:
    During 1999, the Company declared a noncash distribution of intangibles of
      $350.
    During 1998, the Company acquired $1,372 of property and equipment under capital lease arrangements. In connection with one of these arrangements, the Company received $581 in cash through a sale leaseback transaction.


See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     THE COMPANY

                Skechers U.S.A., Inc. (the Company) designs, develops, markets and distributes footwear. The Company also operates retail stores, direct mail and e commerce businesses.

                The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        (b)     REVENUE RECOGNITION

                Revenue is recognized upon shipment of product or at point of sale for retail operations. Allowances for estimated returns and discounts are provided when the related revenue is recorded.

                Revenues from royalty agreements are recognized as earned.

        (c)     INVENTORIES

                Inventories, principally finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. The Company provides for estimated losses from obsolete or slow-moving inventories.

        (d)     INCOME TAXES

                The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (e)     DEPRECIATION AND AMORTIZATION

                Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

                     Furniture, fixtures and equipment    5 years
                     Leasehold improvements               Useful life or remaining
                                                           lease term, whichever is shorter


                Intangible assets consist of trademarks and are amortized on a straight-line basis over ten years. The accumulated amortization as of December 31, 1998 and 1999 is $1,088,000 and $1,196,000,
                respectively.

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

        (f)     LONG-LIVED ASSETS

                The Company reports long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that the assets will not be recoverable, as determined by a nondiscounted cash flow projections over the remaining amortization period, their carrying value is reduced to estimated fair market value, based on discounted cash flows.

        (g)     ADVERTISING COSTS

                Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 approximated $15,800,000, $42,200,000 and $47,400,000, respectively. Prepaid advertising costs at December 31, 1998 and 1999 were $0 and $1,800,000, respectively. Prepaid amounts outstanding at December 31, 1999 represent advertising in trade publications which had not run as of December 31, 1999.

        (h)     START-UP COSTS

                Start-up costs are charged to operations as incurred.

        (i)     EARNINGS PER SHARE

                Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding gives effect to the sale by the Company of those shares of common stock necessary to fund the payment of (i) stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for both 1997 and 1998, and January 1, 1998 to June 7, 1999 for 1999, based on an initial public offering price of $11 per share, net of underwriting discounts.

                The reconciliation of basic to diluted weighted-average shares is as follows (in thousands):


                                       1997        1998        1999
                                      ------      ------      ------
Weighted-average shares used in
   basic computation                  27,814      27,814      31,765
Shares to fund stockholder
   distributions                       1,800       1,800         533
Dilutive effect of stock options          --         996         720
                                      ------      ------      ------

Weighted-average shares used in
   diluted computation                29,614      30,610      33,018
                                      ======      ======      ======


                Options to purchase 1,391,000 and 1,411,000 shares of common stock at prices ranging from $2.78 to $6.13 were outstanding at December 31, 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

        (j)     USE OF ESTIMATES

                Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        (k)     PRODUCT DESIGN AND DEVELOPMENT COSTS

                The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $1,800,000, $2,400,000 and $2,600,000 during the years ended December 31, 1997, 1998 and 1999, respectively.

        (l)     COMPREHENSIVE INCOME

                The Company reports comprehensive income under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Except for net earnings, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. Accordingly, the adoption of SFAS No. 130 did not affect the Company's financial reporting.

        (m)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                The carrying amount of the Company's financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

                The fair value of the Company's short-term instruments reflects the fair value based upon current rates available to the Company for similar debt. The fair value of the Company's long-term debt instruments is based on quoted market prices.

(2)     PROPERTY AND EQUIPMENT

        Property and equipment is summarized as follows (in thousands):


                                                     1998         1999
                                                    -------      -------
Furniture, fixtures and equipment                   $11,849       17,863
Leasehold improvements                                8,738       12,392
                                                    -------      -------

           Total property and equipment              20,587       30,255

Less accumulated depreciation and amortization        5,391        8,868
                                                    -------      -------

           Property and equipment, net              $15,196       21,387
                                                    =======      =======

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(3)     SHORT-TERM BORROWINGS

        The Company has available a secured line of credit, as amended in December 1998, permitting borrowings up to $120,000,000 based upon eligible accounts receivable and inventories. The agreement expires on December 31, 2002. Borrowings bear interest at the rate of prime (8.5% at December 31, 1999) plus .25% or at LIBOR (6.0% at December 31, 1999) plus 2.75%, as elected by the Company. The agreement provides for the issuance of letters of credit up to a maximum of $18,000,000, which decreases the amount available for borrowings under the agreement. Outstanding letters of credit at December 31, 1999 were $4,400,000. Available borrowings under the line of credit at December 31, 1999 was approximately $39,500,000. The Company pays an unused line of credit fee of .25% annually. The Company is required to maintain certain financial covenants including specified minimum tangible net worth, working capital and leverage ratios as well as limit the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at December 31, 1999.

(4)     NOTES PAYABLE TO STOCKHOLDER

        Stockholder loans were repaid during 1999. The Company recorded interest expense of approximately $1,060,000, $540,000 and $433,000 related to the stockholder notes during the years ended December 31, 1997, 1998 and 1999, respectively.

(5)     LONG-TERM BORROWINGS

        Long-term debt at December 31, 1998 and 1999 is as follows (in thousands):


                                                                1998        1999
                                                               ------      ------
Note payable to bank, due in monthly installments of
   $25,000 plus interest at prime (8.5% at December 31,
   1999) plus 1%, secured by equipment, due December 2002      $2,700       2,400

Capital leases, due in aggregate monthly installments of
   $64,000, average interest rate of 16.3%, secured by
   equipment, due through August 2002                           1,666       1,168
                                                               ------      ------

                                                                4,366       3,568
Less current installments                                         816       1,060
                                                               ------      ------

                                                               $3,550       2,508
                                                               ======      ======


        The aggregate maturities of long-term borrowings at December 31, 1999 are as follows:


            2000                   $1,060
            2001                      664
            2002                    1,844
                                   ------
                                   $3,568
                                   ======

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(6)     STOCKHOLDERS' EQUITY

        (a)     STOCK ISSUANCES

                Effective as of May 28, 1999, the Company was reincorporated in Delaware. The existing California corporation was merged into a newly formed Delaware corporation and each outstanding share of common stock of the existing California corporation was exchanged, for a share of $.001 par value Class B common stock of the new Delaware corporation. In addition, pursuant to the reincorporation merger, an approximate 13,907-for-1 common stock split was authorized. The amendment and stock split has been reflected retroactively in the accompanying consolidated financial statements.

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

                On June 9, 1999, the Company issued 7,000,000 shares of Class A common stock in an initial public offering and received net proceeds of $69,720,000.

                On February 28, 2000, certain Class B stockholders converted 1,390,710 shares of Class B common stock to Class A common stock.

        (b)     STOCK OPTION PLAN

                In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (Stock Option Plan) for the grant of qualified incentive stock options (ISO), stock options not qualified and deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Stock Option Plan, 5,215,154 shares are reserved for issuance. In January 1998, 1,390,715 options to acquire Class A common stock were granted at an exercise price of $2.78 per share, which was equal to the fair market value. The options vest 25% on June 9, 1999 and 25% each anniversary thereafter over the next three years. In connection with the Company's initial public offering on June 9, 1999, the Company granted 1,209,636 options to acquire Class A common stock at an exercise price of $11 per share which vest ratably in 20% increments commencing one year from the grant date. During 1999, 84,777 of the $11 per share options were canceled. The options expire ten years from the date of grant.

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

                Shares subject to option under the Stock Option Plan at December 31, 1999 were as follows:


                                                        SHARES        OPTION PRICE
                                                      ----------    ----------------
Outstanding at December 31, 1997                              --       $      --
   Granted                                             1,390,715            2.78
                                                      ----------

Outstanding at December 31, 1998                       1,390,715            2.78
   Granted                                             1,209,636           11.00
   Canceled                                              (84,777)          11.00
                                                      ----------

Outstanding at December 31, 1999                       2,515,574       2.78 - 11.00
                                                      ==========


Exercisable at December 31, 1999                         347,678            2.78
                                                      ==========       ============

Options available for grant at December 31, 1999       2,614,803
                                                      ==========


        (c)     STOCK PURCHASE PLAN

                Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (1998 Stock Purchase Plan). Under terms of the 1998 Stock Purchase Plan, 2,781,415 shares of common stock are reserved for sale to employees at a price no less that 85% of the lower of the fair market value of the Class A common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. During 1999, 90,913 shares were issued under the 1998 Stock Purchase Plan for which the Company received $261,000.

        (d)     STOCK COMPENSATION

                The Company accounts for stock compensation under SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to measure compensation cost under Accounting Principles Board Opinion No. 25 and comply with the pro forma disclosure requirements. Had compensation cost been determined using the fair value at the grant date for awards during 1998 and 1999, consistent with the provisions of SFAS No. 123, the Company's pro forma net earnings (in thousands) and earnings per share would have been reduced to the amounts as indicated below. No stock awards were granted in 1997.


                                          1998            1999
                                       ----------      ----------
Pro forma net earnings                 $   14,875          19,077
                                       ==========      ==========

Pro forma net earnings per share:
   Basic                               $      .53             .60
   Diluted                                    .49             .58
                                       ==========      ==========

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

                The fair value of each option is estimated on the date of grant. The Company used the minimum value method for stock awards prior to its initial public offering and the Black-Scholes option pricing models for stock awards afterwards. The following weighted-average assumptions used for grants were as follows:


                             1998      1999
                             ----      ----
Dividend yield                 --        --
Expected volatility            --        55%
Risk-free interest rate       5.7%      6.2%
Expected life of option         8         5
                             ====      ====


                The weighted-average fair value of options granted during 1998 and 1999 were $2.78 and $6.93, respectively.

(7)     INCOME TAXES

        The pro forma unaudited income tax adjustments represent taxes which would have been reported assuming the Company been subject to federal and state income taxes as a C Corporation. The historical and pro forma provisions for income tax expense were as follows (in thousands):


                                               1997         1998         1999
                                             -------      -------      -------
Actual income taxes:
   Federal:
     Current                                 $    --           --        8,012
     Deferred                                     --           --         (792)
                                             -------      -------      -------

           Total federal                          --           --        7,220
                                             -------      -------      -------
   State:
     Current                                     390          650        1,480
     Deferred                                     --           --          (65)
                                             -------      -------      -------

           Total state                           390          650        1,415
                                             -------      -------      -------

           Total actual income taxes             390          650        8,635
                                             -------      -------      -------

Pro forma adjustments:
   Federal                                     3,573        7,864        3,533
   State                                         602        1,534          712
                                             -------      -------      -------

           Total pro forma adjustments         4,175        9,398        4,245
                                             -------      -------      -------

           Total pro forma income taxes      $ 4,565       10,048       12,880
                                             =======      =======      =======

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

        Pro forma income taxes differs from the statutory tax rate as applied to earnings before income taxes as follows:


                                               1997        1998        1999
                                              ------      ------      ------
Expected income tax expense                   $3,880       8,541      11,569
State income tax, net of federal benefit         685       1,507       1,311
                                              ------      ------      ------

           Total provision for pro forma
             income taxes                     $4,565      10,048      12,880
                                              ======      ======      ======


        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 is presented below:


Deferred tax assets:
   Inventory adjustments                       $  615,000
   State taxes                                    520,000
   Allowances for receivables                   1,275,000
   Other                                          808,000
                                               ----------

           Total deferred tax assets            3,218,000
                                               ----------

Deferred tax liabilities:
   Depreciation of property and equipment         279,000
   Other                                          129,000
                                               ----------

           Total deferred tax liabilities         408,000
                                               ----------

           Net deferred tax assets             $2,810,000
                                               ==========


        Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

        Through June 7, 1999, the Company was treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code and comparable state laws. As a result, the earnings of the Company through June 7, 1999 were included in the taxable income of the Company's stockholders for federal and state income tax purposes, and the Company was generally not subject to income tax on such earnings, other than California and other state franchise taxes.

        In connection with the Company's initial public offering of its Class A common stock in June 1999, the Company terminated its S Corporation status and became a C Corporation subject to federal and state income taxes. The Company's change of status to a C Corporation resulted in the recording of deferred tax assets amounting to $1,800,000. This amount is reflected as a reduction of actual income tax expense in the accompanying 1999 consolidated statement of earnings.

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(8)     BUSINESS AND CREDIT CONCENTRATIONS

        The Company sells footwear products principally throughout the United States and foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management's estimates and the Company's performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable amounted to $45,500,000 and $57,500,000 before allowance for bad debts and returns at December 31, 1998 and 1999, respectively, which generally do not require collateral from customers. Foreign accounts receivable amounted to $4,600,000 and $9,100,000 before allowance for bad debts and returns at December 31, 1998 and 1999, respectively, which generally are collateralized by letters of credit. International net sales amounted to $27,700,000, $34,700,000 and $43,900,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company's credit losses for the years ended December 31, 1997, 1998 and 1999 were $908,000, $102,000 and $1,699,000, respectively, and did not significantly differ from management's expectations.

        Net sales to customers in the United States exceeded 90% of total net sales for each of the years in the three year period ended December 31, 1999. All long-lived assets of the Company are located in the United States. The Company has no significant assets outside the United States.

        During 1997 and 1999, no customer accounted for 10% or more of net sales. During 1998, the Company had one significant customer which accounted for 11.8% of net sales. The Company had one customer which accounted for 12.6% and 10.1% of trade accounts receivable at December 31, 1998 and 1999, respectively.

        During 1997, the Company had two manufacturers which accounted for 21.7% and 15.0% of total purchases, respectively. During 1998, the Company had four manufacturers which accounted 15.4%, 14.2%, 12.1% and 10.4% of total purchases, respectively. During 1999, the Company had four manufacturers which accounted 15.5%, 13.4%, 13.3% and 12.3% of total purchases, respectively.

        Substantially all of the Company's products are produced in China. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these risk factors have not had a material adverse impact on the Company's operations.

(9)     BENEFIT PLAN

        The Company has adopted a profit sharing plan covering all employees who are 21 years of age and have completed one year of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a five-year period. The Company's contributions to the plan amounted to $93,000, $242,000 and $259,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(10)    COMMITMENTS AND CONTINGENCIES

        (a)     LEASES

                The Company leases facilities under operating lease agreements expiring through November 2010. The leases are on an all-net basis, whereby the Company pays taxes, maintenance and insurance. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through August 2002. Rent expense for the years ended December 31, 1997, 1998 and 1999 approximated $3,000,000,
                $7,900,000 and $9,800,000, respectively.

                The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through August 2002.

                Future minimum lease payments under noncancellable leases at December 31, 1999 are as follows (in thousands):


                                              CAPITAL     OPERATING
                                              LEASES       LEASES
                                              --------    ---------
Year ending December 31:
      2000                                    $   760        9,954
      2001                                        364       10,125
      2002                                         44        9,837
      2003                                         --        7,728
      2004                                         --        7,035
      Thereafter                                   --       15,186
                                              -------      -------
                                              $ 1,168       59,865
                                              =======      =======


        (b)     LITIGATION

                In December 1999 and January 2000, the Company and two officers/directors were named as defendants in four purported class-action lawsuits. Two of the lawsuits also named the underwriters of the Company's initial public offering as defendants. All of the complaints seek damages and rescission on behalf of a class of persons who purchased securities in, or traceable to, the Company's initial public offering or thereafter on the open market prior to July 6, 1999. As these matters are in the early stages of discovery, neither the Company nor its counsel are able to conclude as to the potential likelihood of an unfavorable outcome. The Company is vigorously defending these complaints and believe their defenses to be meritorious. Accordingly, the Company has not provided for any potential losses associated with these lawsuits.

                The Company is involved in other litigation arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

                              SKECHERS U.S.A., INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

        (c)     PURCHASE COMMITMENTS

                At December 31, 1999, the Company had purchase commitments of approximately $104,463,000.

                The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its Asian manufacturers. These arrangements currently bear interest at a rate between 1.5% and 2.0% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 1998 and 1999 were $23,500,000 and $34,900,000, respectively, which are included in accounts payable in the accompanying consolidated financial statements. Interest expense incurred by the Company under these arrangements amounted to $1,400,000 in 1997, $2,900,000 in 1998 and $3,000,000 in 1999.

(11)    QUARTERLY SUMMARY OF INFORMATION (UNAUDITED)

        Summarized unaudited financial data are as follows (in thousands):


1999                                            MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
                                              ------------      ------------      ------------      ------------
Net sales                                     $     95,736           104,582           124,177           100,106
Gross profit                                        36,698            42,732            52,837            42,341
Pro forma net earnings                               2,104             6,248             8,545             2,914
                                              ============      ============      ============      ============

Pro forma net earnings per share:
     Basic                                    $        .08               .21               .25               .08
     Diluted                                           .07               .20               .24               .08
                                              ============      ============      ============      ============


1998                                            MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
                                              ------------      ------------      ------------      ------------
Net sales                                     $     59,873            87,684           143,045            82,078
Gross profit                                        22,483            35,997            62,176            33,924
Pro forma net earnings (loss)                          651             4,759            13,553            (3,890)
                                              ============      ============      ============      ============

Pro forma net earnings (loss) per share:
     Basic                                    $        .02               .17               .49              (.14)
     Diluted                                           .02               .16               .44              (.13)
                                              ============      ============      ============      ============

                                                                     SCHEDULE II


                             SKECHERS U.S.A., INC.

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1998 and 1999


                                                BALANCE AT       CHARGED TO      DEDUCTIONS          BALANCE
                                               BEGINNING OF      COSTS AND          AND              AT END
       DESCRIPTION                                PERIOD         EXPENSES        WRITE-OFFS         OF PERIOD
       -----------                             -----------      -----------      -----------       -----------
As of December 31, 1997:
 Allowance for obsolescence                    $   908,000          554,000         (554,000)          908,000
 Allowance for doubtful accounts                   295,000        1,878,000         (908,000)        1,265,000
 Reserve for sales returns and allowances          825,000        5,463,000       (5,563,000)          725,000

As of December 31, 1998:
 Allowance for obsolescence                        908,000           64,000         (465,000)          507,000
 Allowance for doubtful accounts                 1,265,000          702,000         (501,000)        1,466,000
 Reserve for sales returns and allowances          725,000       10,840,000       (9,618,000)        1,947,000


As of December 31, 1999:
 Allowance for obsolescence                        507,000          134,000               --           641,000
 Allowance for doubtful accounts                 1,466,000          740,000       (1,699,000)          507,000
 Reserve for sales returns and allowances        1,947,000       13,600,000      (12,817,000)        2,730,000
                                               ===========      ===========      ===========       ===========