Form 10-Q
period 2000-03-31
SKECHERS USA INC
filed 2000-05-15
CIK 1065837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO _______________ .


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 9, 2000:
                                   8,484,537

   THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 9, 2000:
                                   26,423,445

                      SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX




PART I      FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                          PAGE
                                                                                             ----
            Condensed Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999..........................................     3

            Condensed Consolidated Statements of Earnings
            Three-month periods ended March 31, 2000 and 1999.............................     4

            Condensed Consolidated Statements of Cash Flows
            Three-months periods ended March 31, 2000 and 1999............................     5

            Notes to Condensed Consolidated Financial Statements..........................     6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.................................................................     9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................    15

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                 15
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                         15
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                   16
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               16
ITEM 5.     OTHER INFORMATION                                                                 16
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                  16

                      SKECHERS U.S.A., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)

                                                ASSETS
                                                                                      March 31,   December 31,
                                                                                        2000          1999
                                                                                      --------    ------------
Current Assets:
  Cash                                                                                $  1,722      $ 10,836
  Trade accounts receivable, less allowance for bad debts and returns
    of $4,063 in 2000 and $3,237 in 1999                                                84,994        63,052
  Due from officers and employees                                                          206           851
  Other receivables                                                                        800         2,771
  Inventories                                                                           63,482        68,959
  Prepaid expenses and other current assets                                              6,745         5,130
  Deferred tax assets                                                                    2,810         2,810
                                                                                      --------      --------
      Total current assets                                                             160,759       154,409
                                                                                      --------      --------
Property and equipment, at cost, less accumulated depreciation and amortization         23,317        21,387
Intangible assets, at cost, less applicable amortization                                   637           663
Other assets, at cost                                                                    1,396         1,455
                                                                                      --------      --------
                                                                                      $186,109      $177,914
                                                                                      --------      --------
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                                                               $ 41,678      $ 30,382
  Current installments of long-term borrowings                                           1,038         1,060
  Accounts payable                                                                      36,989        47,696
  Accrued expenses                                                                       8,785        10,268
                                                                                      --------      --------
      Total current liabilities                                                         88,490        89,406
                                                                                      --------      --------
Long-term borrowings, excluding current installments                                     4,885         2,508
                                                                                      --------      --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.001 par value; 10,000 authorized; none issued                          --            --
    and outstanding
  Class A Common Stock, $.001 par value; 100,000 shares authorized;                          9             7
    8,482 shares and 7,091 issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively
  Class B Common Stock, $.001 par value; 60,000 shares authorized;                          26            28
    26,423 and 27,814 shares issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively
  Additional paid-in capital                                                            69,948        69,948
  Retained earnings                                                                     22,751        16,017
                                                                                      --------      --------
      Total stockholders' equity                                                        92,734        86,000
                                                                                      --------      --------
                                                                                      $186,109      $177,914
                                                                                      ========      ========






















                          See accompanying notes to unaudited condensed consolidated financial statements.


                      SKECHERS U.S.A., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)

                                               Three-Months Ended March 31,
                                               ----------------------------
                                                    2000           1999
                                                 ---------       --------
Net sales                                        $ 133,344       $ 95,736
Cost of sales                                       79,709         59,038
                                                 ---------       --------
           Gross profit                             53,635         36,698
Royalty income, net                                      5             49
                                                 ---------       --------
                                                    53,640         36,747
                                                 ---------       --------
Operating expenses:
   Selling expenses                                 14,671         15,571
   General and administrative expenses              26,094         16,397
                                                 ---------       --------
                                                    40,765         31,968
                                                 ---------       --------
           Earnings from operations                 12,875          4,779
                                                 ---------       --------
Other income (expense):
   Interest, net                                    (1,799)        (1,754)
   Other, net                                           --            482
                                                 ---------       --------
                                                    (1,799)        (1,272)
                                                 ---------       --------
           Earnings before income taxes             11,076          3,507

Income taxes                                         4,342             78
                                                 ---------       --------
           Net earnings                          $   6,734       $  3,429
                                                 =========       ========
Pro forma operations data:
   Earnings before income taxes                  $  11,076       $  3,507
   Income taxes                                      4,342          1,403
                                                 ---------       --------
           Net earnings                          $   6,734       $  2,104
                                                 =========       ========
Net earnings per share:
   Basic                                         $    0.19       $   0.08
                                                 =========       ========
   Diluted                                       $    0.19       $   0.07
                                                 =========       ========
Weighted average shares:
   Basic                                            34,905         27,814
                                                 =========       ========
   Diluted                                          35,658         30,084
                                                 =========       ========

















See accompanying notes to unaudited condensed consolidated financial statements.


                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                          Three-Months Ended March 31,
                                                                            2000                1999
                                                                          --------            --------

Cash flows from operating activities:
  Net earnings                                                            $  6,734            $  3,429
  Adjustments to reconcile net earnings to net cash
       used in operating activities:
     Depreciation and amortization of property and
       equipment                                                             1,166                 856
     Amortization of intangible assets                                          26                  32
     Provision (recovery) for bad debts and returns                            825                (659)
     Loss on disposal of equipment                                              29                  --
     Gain on distribution of intangibles                                        --                (118)
     (Increase) decrease in assets:
       Receivables                                                         (20,151)             (5,625)
       Inventories                                                           5,477              21,061
       Prepaid expenses and other current assets                            (1,615)                932
       Other assets                                                             59                  67
     Decrease in liabilities:
       Accounts payable                                                    (10,707)            (17,866)
       Accrued expenses                                                     (1,483)             (2,980)
                                                                          --------             -------
          Net cash used in operating activities                            (19,640)               (871)
                                                                          --------             -------
Cash flows used in investing activities-capital expenditures                (3,125)               (946)
                                                                          --------             -------
Cash flows from financing activities:
  Net proceeds (payments) related to short-term borrowings                  11,296              (7,538)
  Proceeds from long-term borrowings                                         2,605                  --
  Payments on long-term borrowings                                            (250)               (129)
  Payments on notes payable to stockholder                                      --                (449)
  Distributions paid to stockholders                                            --                 (20)
                                                                          --------             -------
          Net cash provided by (used in) financing activities               13,651              (8,136)
                                                                          --------             -------
Net decrease in cash                                                        (9,114)             (9,953)
Cash at beginning of period                                                 10,836              10,942
                                                                          --------             -------
Cash at end of period                                                     $  1,722             $   989
                                                                          ========             =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                            $  1,756             $ 1,801
      Income taxes                                                             945                  --
                                                                          ========             =======


During the three-months period ended March 31, 1999, the Company had non-cash distributions of intangibles of $350.

















 See accompanying notes to unaudited condensed consolidated financial statements.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1) GENERAL

The accompanying condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Skechers U.S.A., Inc. (the "Company" or "Skechers") annual report to stockholders on Form 10-K. The results of operations for the three-months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding for the three-months ended March 31, 1999 gives effect to the sale by the Company of those shares of common stock necessary to fund the payment of the excess of (i) the sum of stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for 1998 and January 1, 1999 to June 7, 1999 for 1999 based on an initial public offering price of $11 per share, net of underwriting discounts.

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

                                           Three-Months Ended
                                                March 31,
                                           ------------------
                                            2000        1999
                                           ------      ------
Weighted average shares used in basic
  computation                              34,905      27,814
Shares to fund stockholders'
  distributions described above                --       1,231
Dilutive effect of stock options              753       1,039
                                           ------      ------
Weighted average shares used in
  diluted computation                      35,658      30,084
                                           ======      ======


Options to purchase 1,217,136 shares of common stock at prices ranging from $7.06 to $11.00 were outstanding at March 31, 2000, but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                   (Unaudited)

(3) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The pro forma income tax adjustment for the three-months ended March 31, 1999 represents taxes that would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming an effective rate of 40.0%.

(4) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended in December 1998, permitting borrowings up to $120,000,000 based upon eligible accounts receivable and inventories. The agreement expires on December 31, 2002. Borrowings bear interest at the rate of prime (9.0% at March 31, 2000) plus .25% or at LIBOR 6.1% at March 31, 2000) plus 2.75%, as elected by the Company. The agreement provides for the issuance of letters of credit up to a maximum of $36,000,000 of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at March 31, 2000 were $2,958,000. Available borrowings under the line of credit at March 31, 2000 was $50,631,000. The Company pays an unused line of credit fee of .25% annually. The Company is required to maintain certain financial covenants including specified minimum tangible net worth, working capital and leverage ratios as well as limit the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at March 31, 2000.

(5) LEASE OBLIGATIONS

The Company has entered into two finance lease agreements. The first one is with Banc of America Leasing & Capital, LLC for up to $11,250,000 of the purchase price of a new material/inventory handling, sortation and delivery system. The Company will pay 60 monthly payments, each equal to 1.6% of original cost plus a 35.0% (of original cost) balloon payment at the end of the lease. The interest rate per annum is equal to 2.25% plus the U.S. Treasury obligation bond-equivalent yield per annum corresponding to the average life of the lease term. In addition, the Company will pay the same interest rate on advances from the date of the advance until the lease commencement date. During the first three months of 2000, the Company submitted and received advances for $1,672,000 at an interest rate of 8.8%.

The Company is required to maintain certain financial covenants including specified minimum tangible net worth, working capital and leverage ratios as well as limit the payment of dividends if it is in default of the agreement. The Company was in compliance with these covenants at March 31, 2000.

The second finance agreement for the lease of $933,000 of warehouse equipment commenced on February 4, 2000. The term of the lease is for five years at an interest rate of 8.7% per annum.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                   (Unaudited)


(6) LITIGATION

In January 2000 and December 1999, the Company and two officers/directors were named as defendants in four purported class-action lawsuits. Two of the lawsuits also named the underwriters of the Company's initial public offering as defendants. All of the complaints seek damages and rescission on behalf of a class of persons who purchased securities in, or traceable to, the Company's initial public offering or thereafter on the open market prior to July 6, 1999. As these matters are in the early stages of discovery, neither the Company nor its counsel are able to conclude as to the potential likelihood of an unfavorable outcome. The Company is vigorously defending these complaints and believe their defenses to be meritorious. Accordingly, the Company has not provided for any potential losses associated with these lawsuits.

The Company is involved in other litigation arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

(7) STOCKHOLDERS' EQUITY

On February 28, 2000, certain Class B stockholders converted 1,390,710 shares of Class B common stock to Class A common stock.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to the Company's revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the company's actual results to differ materially from those discussed in management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate.

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained forward-looking statements made by or on behalf of the Company are included under the "Risk Factors" on pages 12 through 19 in the Company's Form 10-K.

OVERVIEW

Skechers designs and markets branded contemporary casual, active rugged and lifestyle footwear for men, women and children. The Company's objective is to become a leading source of contemporary casual and active footwear while ensuring the longevity of both the Company and Skechers brand name through controlled, well managed growth. The Company strives to achieve this objective by developing and offering a balanced assortment of basic and fashionable merchandise across a wide spectrum of product categories and styles, while maintaining a diversified, low-cost sourcing base and controlling the growth of its distribution channels. The Company sells its products to department stores such as Nordstrom, Dillards, Robinsons-May, JC Penney and specialty retailers such as Footlocker, Famous Footwear, Genesco's Journeys and Jarman chains, and Footaction U.S.A. The Company also sells its products internationally in over 100 countries and territories through major international distributors.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company's results of operations as a percentage of net sales. Pro forma reflects adjustments for Federal and state income taxes for the three-months ended March 31, 1999 as if the Company had been taxed as a C Corporation at an assumed effective rate of 40.0% rather than as a S Corporation.


                                                  Three-Months Ended
                                                      March 31,
                                  -------------------------------------------------
                                          2000                        1999
                                  ----------------------     ----------------------
Net sales                         $ 133,344       100.0%     $ 95,736        100.0%
Cost of sales                        79,709        59.8%       59,038         61.7%
                                  ---------       -----      --------        -----
  Gross profit                       53,635        40.2%       36,698         38.3%
Royalty income, net                       5         0.0%           49          0.1%
                                  ---------       -----      --------        -----
                                     53,640        40.2%       36,747         38.4%
                                  ---------       -----      --------        -----
Operating expenses:
  Selling                            14,671        11.0%       15,571         16.3%
  General and administrative         26,094        19.6%       16,397         17.1%
                                  ---------       -----      --------        -----
                                     40,765        30.6%       31,968         33.4%
                                  ---------       -----      --------        -----
Earnings from operations             12,875         9.6%        4,779          5.0%
  Interest expense, net              (1,799)       (1.3%)      (1,754)        (1.8%)
  Other, net                             --         0.0%          482          0.5%
                                  ---------       -----      --------        -----
Earnings before pro forma
    income taxes                     11,076         8.3%        3,507          3.7%
Pro forma income taxes                4,342         3.2%        1,403          1.5%
                                  ---------         ---      --------          ---
  Pro forma net earnings          $   6,734         5.1%     $  2,104          2.2%
                                  =========         ===      ========          ===

Net Sales

Net sales for three-months ended March 31, 2000 were $133.3 million or 39.3% higher than the $95.7 million recorded in the comparable period of 1999. The Company continued to focus primarily on its wholesale business, which experienced a 40.0% increase primarily as a result of greater brand awareness driven by a national marketing campaign and broader breadth of product offerings. Retail sales grew as eight more locations were added nationwide throughout the year. E-commerce sales more than doubled as shoe purchases over the Company's interactive website increased.

Gross Profit

The Company's gross profit remained strong and consistent with the same period in 1999. The majority of the 1.9% increase in gross profit margin was attributable to the domestic wholesale business, which improved 5.4% during the first three months period in 2000. Management attributes the continued strength in profit margins to the brand equity developed in the past three years supported by a highly aggressive and comprehensive advertising campaign. Continued product demands translate into reduced closeout sales, less need for discounts and markdowns, reduced returns and allowances and higher percentage of collectable accounts; all of which contributed to the stronger gross profit margin. As a percentage of gross sales, sales returns and allowances fell by 0.6% to 3.4% in first three months of 2000 compared to 3.9% in first three months of 1999. In addition, the Company has been able to take advantage of the growing product demand by increasing order quantities and reducing costs for the purchase of merchandise and related services, whenever possible.

Selling Expenses

Selling expenses include sales salaries, commissions and incentives, advertising, promotions and trade shows. Sales salaries, commission and incentives expenses dropped to 2.1% of net sales in the first three months of the year from 2.7% for the comparable period in 1999. This decrease is attributable to an efficient commission and salary structure that rewards the efforts of the hard working sales representatives but at the same time declines as a percentage of net sales.

Management is committed to the overall marketing strategy that is largely responsible for the increase in the market presence, product visibility and product demand over the past three years. The Company has increased its advertising budget consistent with projected sales, which has included such avenues as magazine, television, trade show, billboards, and buses. The Company endeavors to spend approximately 8.0% to 10.0% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. Marketing expense as a percentage of sales may vary from quarter to quarter. In the first three months of the current year, total advertising expenses decreased to $11.8 million or 8.9% of sales from $12.7 million or 13.2% of sales for the same period in 1999.

General and Administrative Expenses

General and administrative expenses as a percentage of net sales increased approximately 2.5% from the prior year. Salaries, wages and temporary help increased 71.0% during the first quarter from prior year to a combined quarterly total of $11.0 million. Such increase can be attributed in part to normal payroll costs associated with additional staffing needs to meet the growth of the Company. In addition, the Company utilized overtime and temporary help for the warehousing and shipping department to meet the demand of the increasing sales volume until the new fully automated material-handling warehouse is fully implemented.

Interest Expense

Interest expense for the periods ending March 31, 2000 and 1999 were comparable.

Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The pro forma income tax adjustment for the three-months ended March 31, 1999 represents taxes that would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming an effective rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon internally generated funds, trade credit, borrowings under credit facilities and loans from stockholders to finance its operations and expansion. The Company's need for funds arises primarily from its working capital requirements, including the need to finance its receivables and inventory. The Company's working capital was $72.3 million at March 31, 2000 and $65.0 million at December 31, 1999, respectively. The 11.2% increase in working capital at March 31, 2000 was principally due to the increase in trade accounts receivable resulting from the 39.3% increase in sales during the quarter.

As part of the Company's working capital management, the Company performs substantially all customer credit functions internally, including extension of credit and collections. The Company's bad debt write-offs were less than 1.0% of net sales for three-months ended March 31, 2000. The Company carries bad debt insurance to cover approximately the first 90.0% of bad debts on substantially all of the Company's major retail accounts.

Net cash used in operating activities totaled $19.6 million and $871,000 for the three-months ended March 31, 2000 and 1999, respectively. The increase in cash used in operating activities was due primarily to a substantial increase in accounts receivable resulting from the Company's growth during the first quarter of 2000 as well as a reduction in accounts payable during the quarter.

Net cash used in investing activities totaled $3.1 million and $946,000 for the three-months ended March 31, 2000 and 1999, respectively, and related to capital expenditures. Capital expenditures during the quarter ended March 31, 2000 were comprised primarily of equipment for the new material/inventory handling, sortation and delivery system. Investing activities for the same period in 1999 was primarily due to capital expenditures in connection with the establishment of the Company's existing distribution facilities in Ontario, California, the construction of additional Company retail stores, and additional hardware and software for the Company's computer needs.

Net cash provided by financing activities totaled $13.7 million during the three-months ended March 31, 2000, compared to cash used in financing activities of $8.1 million for the three-months ended March 31, 1999. During the three-months ended March 31, 2000, cash was provided by proceeds from borrowings on the Company's credit facilities as well as capital lease financings during the quarter. This compares to cash used in operating activities principally to repay short-term borrowings during the quarter ended March 31, 1999, as well as payments to stockholders.

The Company's credit facility provides for borrowings under a revolving line of credit of up to $120.0 million and a term loan, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $50.6 million of availability as of March 31, 2000) with The CIT Group, as agent for the lenders. The revolving line of credit bears interest at the Company's option at either the prime rate (9.0% at March 31, 2000) plus 25% basis points or at Libor (6.1% at March 31, 2000) plus 2.75%. The revolving line of credit expires on December 31, 2002. Interest on the revolving line of credit is payable monthly. The revolving line of credit provides a sub-limit for letters of credit of up to $18.0 million to finance the Company's foreign purchases of merchandise inventory. As of March 31, 2000, the Company had approximately $3.0 million of letters of credit under the revolving line of credit. The term loan component of the credit facility, which has a principal balance of approximately $2.3 million as of March 31, 2000, bears interest at the prime rate plus 100 basis points and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for one of the Company's distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains certain financial covenants that require the Company to maintain minimum tangible net worth working capital and specified leverage ratios and limit the ability of the Company to pay dividends if it is in default of any provisions of the credit facility. The Company was in compliance with these covenants as of March 31, 2000.

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

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters, the Company believes that changes in its product offerings have somewhat mitigated the effect of this seasonality and, consequently, the Company's sales are not necessarily as subjected to seasonal trends as that of its' past or its' competitors in the footwear industry.

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

EXCHANGE RATES

The Company receives U.S. Dollars for substantially all of its product sales and its royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. Dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the U.S. Dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During 2000 and 1999, exchange rate fluctuations did not have a material impact on the Company's inventory costs. The Company does not engage in hedging activities with respect to such exchange rate risk.

MARKET RISK

The Company does not hold any derivative securities or other market rate sensitive instruments.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 15, 2000. Since the Company does not presently hold any derivatives or engage in hedging activities, SFAS No. 133 should not impact the Company's financial position or results of operations.

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25 Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in business combinations, modification of outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the Company's financial statements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In January 2000 and December 2000, the Company and two officers/directors were named as defendants in four purported class-action lawsuits. Two of the lawsuits also named the underwriters of the Company's initial public offering as defendants. All of the complaints seek damages and rescission on behalf of a class of persons who purchased securities in, or traceable to, the Company's initial public offering or thereafter on the open market prior to July 6, 1999. As these matters are in the early stages of discovery, neither the Company nor its counsel are able to conclude as to the potential likelihood of an unfavorable outcome. The Company is vigorously defending these complaints and believe their defenses to be meritorious. Accordingly, Company has not provided for any potential losses associated with these lawsuits.

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

ITEM 5.  OTHER INFORMATION  --   Not Applicable

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



                                       SKECHERS U.S.A, INC.



Dated: May 15, 2000                    /s/ David Weinberg
                                       ------------------------------------
                                           David Weinberg
                                           Executive Vice President and
                                           Chief Financial Officer