Form 10-Q
period 2000-06-30
SKECHERS USA INC
filed 2000-08-14
CIK 1065837

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 10, 2000: 9,325,796

        THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 10, 2000: 25,823,445

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                    FORM 10-Q



                                      INDEX


                                                                                             PAGE
                                                                                             ----
PART I      FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            Condensed Consolidated Balance Sheets
             June 30, 2000 and December 31, 1999..........................................     3

             Condensed Consolidated Statements of Earnings
            Three-month periods ended June 30, 2000 and 1999..............................     4

             Condensed Consolidated Statements of Earnings
            Six-month periods ended June 30, 2000 and 1999................................     5

             Condensed Consolidated Statements of Cash Flows
            Six-month periods ended June 30, 2000 and 1999................................     6

            Notes to Condensed Consolidated Financial Statements..........................     7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.................................................................    10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................    19

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                 19
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                         19
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                   19
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               19
ITEM 5.     OTHER INFORMATION                                                                 19
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                  19

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                     ASSETS

                                                                                             June 30,            December, 31
                                                                                               2000                  1999
                                                                                             --------              --------
Current Assets:
  Cash                                                                                       $  7,062              $ 10,836
  Trade accounts receivable, less allowance for bad debts and returns
    of $6,248 in 2000 and $3,237 in 1999                                                      112,132                63,052
  Due from officers and employees                                                                 160                   851
  Other receivables                                                                             1,067                 2,771
  Inventories                                                                                  91,309                68,959
  Prepaid expenses and other current assets                                                     5,303                 5,130
  Deferred tax assets                                                                           2,810                 2,810
                                                                                             --------              --------
      Total current assets                                                                    219,843               154,409
                                                                                             --------              --------
Property and equipment, at cost, less accumulated depreciation and amortization                31,874                21,387
Intangible assets, at cost, less applicable amortization                                          611                   663
Other assets, at cost                                                                           1,402                 1,455
                                                                                             --------              --------
                                                                                             $253,730              $177,914
                                                                                             --------              --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                                                                      $ 46,099              $ 30,382
  Current installments of long-term borrowings                                                  1,800                 1,060
  Accounts payable                                                                             79,620                47,696
  Accrued expenses                                                                             13,623                10,268
                                                                                             --------              --------
      Total current liabilities                                                               141,142                89,406
                                                                                             --------              --------
Long-term borrowings, excluding current installments                                            7,215                 2,508
                                                                                             --------              --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.001 par value; 10,000 authorized; none issued                                 --                    --
    and outstanding
  Class A Common Stock, $.001 par value; 100,000 shares authorized; 9,285 and
     7,091 shares issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                                                                 9                     7
  Class B Common Stock, $.001 par value; 60,000 shares authorized;
     25,823 and 27,814 shares issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                                                                26                    28
  Additional paid-in capital                                                                   70,575                69,948
  Retained earnings                                                                            34,763                16,017
                                                                                             --------              --------
      Total stockholders' equity                                                              105,373                86,000
                                                                                             --------              --------
                                                                                             $253,730              $177,914
                                                                                             ========              ========



See accompanying notes to unaudited condensed consolidated financial statements.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                        Three-Months Ended June 30,
                                                     ---------------------------------
                                                       2000                    1999
                                                     ---------               ---------
Net sales                                            $ 163,899               $ 104,582
Cost of sales                                           94,763                  61,850
                                                     ---------               ---------
           Gross profit                                 69,137                  42,732
Royalty income, net                                        104                     158
                                                     ---------               ---------
                                                        69,240                  42,890
                                                     ---------               ---------
Operating expenses:
   Selling                                              16,441                  11,587
   General and administrative                           31,130                  18,795
                                                     ---------               ---------
                                                        47,571                  30,382
                                                     ---------               ---------
           Earnings from operations                     21,669                  12,508
                                                     ---------               ---------
Other income (expense):
   Interest, net                                        (2,192)                 (2,115)
   Other, net                                              277                      21
                                                     ---------               ---------
                                                        (1,915)                 (2,094)
                                                     ---------               ---------
           Earnings before income taxes                 19,754                  10,414

Income taxes                                             7,744                   1,121
                                                     ---------               ---------
           Net earnings                              $  12,010               $   9,293
                                                     =========               =========
Pro forma operations data:
   Earnings before income taxes                      $  19,754               $  10,414
   Income taxes                                          7,744                   4,166
                                                     ---------               ---------
           Net earnings                              $  12,010               $   6,248
                                                     =========               =========
Net earnings per share:
   Basic                                             $    0.34               $    0.21
                                                     =========               =========
   Diluted                                           $    0.33               $    0.20
                                                     =========               =========
Weighted average shares:
   Basic                                                34,940                  29,506
                                                     =========               =========
   Diluted                                              36,307                  31,462
                                                     =========               =========



See accompanying notes to unaudited condensed consolidated financial statements.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                         Six-Months Ended June 30,
                                                     ---------------------------------
                                                       2000                    1999
                                                     ---------               ---------
Net sales                                            $ 297,243               $ 200,318
Cost of sales                                          174,472                 120,888
                                                     ---------               ---------
           Gross profit                                122,771                  79,430
Royalty income, net                                        109                     207
                                                     ---------               ---------
                                                       122,880                  79,637
                                                     ---------               ---------
Operating expenses:
   Selling                                              31,112                  27,158
   General and administrative                           57,224                  35,192
                                                     ---------               ---------
                                                        88,335                  62,350
                                                     ---------               ---------
           Earnings from operations                     34,545                  17,287
                                                     ---------               ---------
Other income (expense):
   Interest, net                                        (3,991)                 (3,869)
   Other, net                                              277                     504
                                                     ---------               ---------
                                                        (3,714)                 (3,365)
                                                     ---------               ---------
           Earnings before income taxes                 30,830                  13,922

Income taxes                                            12,086                   1,200
                                                     ---------               ---------
           Net earnings                              $  18,745               $  12,722
                                                     =========               =========
Pro forma operations data:
   Earnings before income taxes                      $  30,830               $  13,922
   Income taxes                                         12,086                   5,569
                                                     ---------               ---------
           Net earnings                              $  18,745               $   8,353
                                                     =========               =========
Net earnings per share:
   Basic                                             $    0.54               $    0.29
                                                     =========               =========
   Diluted                                           $    0.52               $    0.27
                                                     =========               =========
Weighted average shares:
   Basic                                                34,923                  28,665
                                                     =========               =========
   Diluted                                              36,040                  30,777
                                                     =========               =========



See accompanying notes to unaudited condensed consolidated financial statements.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                   (Unaudited)
                                 (In thousands)



                                                                                                Six-Months Ended June 30,
                                                                                            -------------------------------
                                                                                              2000                   1999
                                                                                            --------               --------
Cash flows from operating activities:
  Net earnings                                                                              $ 18,745               $ 12,722
  Adjustments to reconcile net earnings to net cash
       used in operating activities:
     Depreciation and amortization of property and
       equipment                                                                               2,478                  2,031
     Amortization of intangible assets                                                            52                     55
     Provision (recovery) for bad debts and returns                                            3,011                   (570)
     Loss on disposal of equipment                                                                72                     --
     Gain on distribution of intangibles                                                                               (118)
     (Increase) decrease in assets:
       Receivables                                                                           (49,696)               (27,418)
       Inventories                                                                           (22,350)                 6,657
        Deferred tax assets                                                                       --                 (2,195)
       Prepaid expenses and other current assets                                                (173)                   224
       Other assets                                                                               53                     32
     Increase (decrease) in liabilities:
       Accounts payable                                                                       31,924                 17,865
       Accrued expenses                                                                        3,355                   (591)
                                                                                            --------               --------
        Net cash provided by (used in) operating activities                                  (12,529)                 8,694
                                                                                            --------               --------
Cash flows used in investing activities-capital expenditures                                 (13,037)                (3,730)
                                                                                            --------               --------
Cash flows from financing activities:
  Net proceeds from initial public offering of common stock                                       --                 69,720
  Net proceeds from issuance of common stock                                                     628                     --
  Net proceeds (payments) related to short-term borrowings                                    15,717                (39,717)
  Proceeds from long-term borrowings                                                           5,822                     --
  Payments on long-term borrowings                                                              (375)                  (132)
  Payments on notes payable to stockholder                                                        --                (12,244)
  Distributions paid to stockholders                                                              --                (33,312)
                                                                                            --------               --------
          Net cash provided by (used in) financing activities                                 21,792                (15,685)
                                                                                            --------               --------
Net decrease in cash                                                                          (3,774)               (10,721)
Cash at beginning of period                                                                   10,836                 10,942
                                                                                            --------               --------
Cash at end of period                                                                       $  7,062               $    221
                                                                                            ========               ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                              $  3,172               $  3,951
      Income taxes                                                                             5,283                     79
                                                                                            ========               ========


During the six-month period ended June 30, 2000, the Company acquired property and equipment aggregating $6,020 under capital lease obligations.

During the six-month period ended June 30, 1999, the Company declared cash dividends of $35,364 of which $33,312 were paid during the six months ended June 30, 1999. The Company also distributed intangibles aggregating of $350 during the six months ended June 30, 1999.



See accompanying notes to unaudited condensed consolidated financial statements.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1) GENERAL

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.


(2) EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding for three-month and six-month periods ended June 30, 1999 gives effect to the sale by the Company of those shares of common stock necessary to fund the payment of the excess of (i) the sum of stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to June 7, 1999 based on an initial public offering price of $11 per share, net of underwriting discounts.

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):


                                                       Three-Months Ended                       Six-Months Ended
                                                            June 30,                                June 30,
                                                   --------------------------              --------------------------
                                                    2000                1999                2000                1999
                                                   ------              ------              ------              ------
Weighted average shares used in basic
  Computation                                      34,940              29,506              34,923              28,665
Shares to fund stockholders'
  distributions described above                        --                 920                  --               1,074
Dilutive effect of stock options                    1,367               1,036               1,117               1,038
                                                   ------              ------              ------              ------
Weighted average shares used in
  diluted computation                              36,307              31,462              36,040              30,777
                                                   ======              ======              ======              ======

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                   (Unaudited)

(3) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The pro forma income tax adjustment for the interim periods ended June 30, 1999 represents taxes that would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming an effective rate of 40.0%.

(4) SHORT-TERM BORROWINGS

The Company has available a secured line of credit permitting borrowings up to $120.0 million based upon eligible accounts receivable and inventories. The agreement expires on December 31, 2002. As amended on June 1, 2000, borrowings bear interest at the prime rate (9.5% at June 30, 2000) minus 0.50%. The agreement provides for the issuance of letters of credit up to a maximum of $36.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at June 30, 2000 were $2.2 million. Available borrowings under the line of credit at June 30, 2000 were $78.7 million. The Company pays an unused line of credit fee of .25% annually. The Company is required to maintain certain financial covenants including specified minimum tangible net worth, working capital and leverage ratios as well as limit the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at June 30, 2000.

(5) LEASE OBLIGATIONS

The Company has entered into three capital lease agreements since December 31, 1999. The first is with Banc of America Leasing & Capital, LLC and provides up to $11,250,000 for the purchase of material/inventory handling, sortation and delivery equipment. The Company will pay 60 monthly payments, each equal to 1.6% of original cost plus a 35.0% (of original cost) balloon payment at the end of the lease. The interest rate per annum is equal to 2.25% plus the U.S. Treasury obligation bond-equivalent yield per annum corresponding to the average life of the lease term. In addition, the Company will pay the same interest rate on advances from the date of the advance until the lease commencement date. During the six months ended June 30, 2000, the Company submitted and received advances for $4,237,000 at an interest rate of 8.5%.

The Company is required to maintain financial covenants including specified minimum tangible net worth, working capital and leverage ratios as well as limit the payment of dividends if it is in default of the agreement. The Company was in compliance with these covenants at June 30, 2000.

The second, dated February 4, 2000, provided $933,000 for the acquisition of warehouse equipment. The term of the lease is for five years at an interest rate of 8.8% per annum.

The third, dated May 15, 2000, provides $850,000 for the acquisition of warehouse equipment. The term of the lease is for 5 years at an interest rate of 9.4% per annum.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                   (Unaudited)


(6) LITIGATION

In January 2000 and December 1999, the Company and two officers/directors were named as defendants in four purported class-action lawsuits. Two of the lawsuits also named the underwriters of the Company's initial public offering as defendants. All of the complaints seek damages and rescission on behalf of a class of persons who purchased securities in, or traceable to, the Company's initial public offering or thereafter on the open market prior to July 6, 1999. These suits have now been consolidated into one matter. As this matter is in the early stages of discovery, neither the Company nor its counsel are able to conclude as to the potential likelihood of an unfavorable outcome. The Company is vigorously defending these complaints and believe their defenses to be meritorious. Accordingly, the Company has not provided for any potential losses associated with these lawsuits.

The Company is involved in other litigation arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

(7) STOCKHOLDERS' EQUITY

During the three-months ended June 30, 2000, certain Class B stockholders converted 600,000 shares of Class B common stock to Class A common stock. On February 28, 2000, certain Class B stockholders converted 1,390,710 shares of Class B common stock to Class A common stock.


ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to the Company's revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those which are management's current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate.

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained forward-looking statements made by or on behalf of the Company are included under the "Risk Factors" on pages 14 through 22 in the Company's Form 10-K.

OVERVIEW

Skechers designs and markets branded contemporary casual, active rugged and lifestyle footwear for men, women and children. The Company's objective is to become a leading source of contemporary casual and active footwear while ensuring the longevity of both the Company and Skechers brand name through controlled, well managed growth. The Company strives to achieve this objective by developing and offering a balanced assortment of basic and fashionable merchandise across a wide spectrum of product categories and styles, while maintaining a diversified, low-cost sourcing base and controlling the growth of its distribution channels. The Company sells its products to department stores such as Nordstrom, Dillards, Robinsons-May, JC Penney and specialty retailers such as Footlocker, Famous Footwear, Genesco's Journeys and Jarman chains, and Footaction U.S.A. The Company also sells its products internationally in over 100 countries and territories through major international distributors and directly to consumers through Company owned stores and via mail order and e-commerce.



RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company's results of operations as a percentage of net sales. Pro forma reflects adjustments for Federal and state income taxes for the interim periods ended June 30, 1999 as if the Company had been taxed as a C Corporation at an assumed effective rate of 40.0% rather than as an S Corporation.


                                                                       Three-Months Ended
                                                                            June 30,
                                          --------------------------------------------------------------------------
                                                       2000                                          1999
                                          -----------------------------                -----------------------------
Net sales                                 $ 163,899               100.0%               $ 104,582               100.0%
Cost of sales                                94,763                57.8                   61,850                59.1
                                          ---------               -----                ---------               -----
  Gross profit                               69,137                42.2                   42,732                40.9
Royalty income, net                             104                 0.0                      158                 0.1
                                          ---------               -----                ---------               -----
                                             69,240                42.2                   42,890                41.0
                                          ---------               -----                ---------               -----
Operating expenses:
  Selling                                    16,441                10.0                   11,587                11.1
  General and administrative                 31,130                19.0                   18,795                18.0
                                          ---------               -----                ---------               -----
                                             47,571                29.0                   30,382                29.1
                                          ---------               -----                ---------               -----
Earnings from operations                     21,669                13.2                   12,508                12.0
  Interest expense, net                      (2,192)               (1.3)                  (2,115)               (2.0)
  Other, net                                    277                 0.2                       21                 0.0
                                          ---------               -----                ---------               -----
Earnings before pro forma
    income taxes                             19,754                12.1                   10,414                10.0
Pro forma income taxes                        7,744                 4.8                    4,166                 4.0
                                          ---------               -----                ---------               -----
  Pro forma net earnings                  $  12,010               7.3 %                $   6,248                 6.0%
                                          =========               =====                =========               =====

                                                                       Six-Months Ended
                                                                           June 30,
                                          --------------------------------------------------------------------------
                                                       2000                                          1999
                                          -----------------------------                -----------------------------
Net sales                                 $ 297,243               100.0%               $ 200,318               100.0%
Cost of sales                               174,472                58.7                  120,888                60.3
                                          ---------               -----                ---------               -----
  Gross profit                              122,771                41.3                   79,430                39.7
Royalty income, net                             109                 0.1                      207                 0.1
                                          ---------               -----                ---------               -----
                                            122,880                41.4                   79,637                39.8
                                          ---------               -----                ---------               -----
Operating expenses:
  Selling                                    31,112                10.5                   27,158                13.6
  General and administrative                 57,224                19.3                   35,192                17.6
                                          ---------               -----                ---------               -----
                                             88,335                29.8                   62,350                31.2
                                          ---------               -----                ---------               -----
Earnings from operations                     34,545                11.6                   17,287                 8.6
  Interest expense, net                      (3,991)               (1.3)                  (3,869)               (1.9)
  Other income, net                             277                 0.1                      504                 0.2
                                          ---------               -----                ---------               -----
Earnings before pro forma
    income taxes                             30,830                10.4                   13,922                 6.9
Pro forma income taxes                       12,086                 4.1                    5,569                 2.8
                                          ---------               -----                ---------               -----
  Pro forma net earnings                  $  18,745                 6.3%               $   8,353                 4.2%
                                          =========               =====                =========               =====


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Sales

Net sales for three-months ended June 30, 2000 were $163.9 million or 56.7% higher than $104.6 million in the comparable period of 1999. The increase in net sales is a result of continued brand imaging and awareness achieved through the support of a dedicated nationwide sales force and enhanced marketing efforts. Additionally, the Company has experienced sales growth due to the expansion of product categories and number of styles offered. The Company continues to focus primarily on its wholesale business, which experienced a 54% increase in sales during the three-months ended June 30, 2000 compared to the same period in 1999. Retail sales grew as 10 additional Company retail locations opened during the year, 5 of which opened since January 1, 2000. Mail order sales increased during the three-months ended June 30, 2000 compared to 1999 due to the increased focus on catalog development and expansion of circulation. International sales experienced an increase in sales during the three-months ended June 30, 2000 compared to the same period in 1999 due to increased brand awareness achieved through advertising and marketing campaigns abroad.


Gross Profit

The Company's gross profit as a percentage of net sales increased to 42.2% for the three-months ended June 30, 2000 from 40.9% for the comparable period in 1999. The increase is due in part to increased sales in the Company's Retail and Mail Order business and sales in higher margin product categories recently introduced by the Company. Domestic wholesale profit margin increased by 3.7% during the three-months ended June 30, 2000 from the comparable period in 1999. The increase in overall profit margin was offset slightly by an increase in a provision for estimated sales returns and allowances as a percentage of gross sales which increased by 0.5% to 3.3% in three-months ended June 30, 2000 compared to 2.8% in the comparable period in 1999.


Selling Expenses

Selling expense (which includes sales salaries, commissions and incentives, advertising, promotions, trade shows and catalog printing costs) increased $4.9 million to $16.4 million or 10.0% of net sales for the three months ended June 30, 2000 from $11.6 million or 11.1% of net sales for the three months ended June 30, 1999. As a percentage of net sales, sales salaries, commission and incentives expenses decreased to 1.9% of net sales in the three-months ended June 30, 2000 from 2.0% for the comparable period in 1999. This decrease is attributable to a sliding scale commission structure that declines as a percentage of net sales.

Management is committed to the overall marketing strategy that is largely responsible for the increase in the market presence, product visibility and product demand over the past three years. The Company has increased its advertising budget consistent with projected sales, which has included such avenues as magazine, television, trade show, billboards, and buses. The Company endeavors to spend approximately 8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. Marketing expense as a percentage of net sales may vary from quarter to quarter. In the three-months ended June 30, 2000, total advertising expenses increased to $11.9 million or 7.0% of net sales from $8.9 million or 8.5% of net sales for the same period in 1999.


General and Administrative Expenses

General and administrative expenses increased 65.6% to $31.1 million or 19.0% of net sales for the three-months ended June 30, 2000 from $18.8 million or 18.0% of net sales for the three-months ended June 30, 1999. The increase as a percentage of net sales is partially attributable to increased volume in the Company's Mail Order Business, which inherently has a higher percentage of expenses per dollar sales than the Company's other business units. Additionally, the Company incurred increased distribution and warehousing costs to meet demand until its new distribution center is operational, which is expected in the fourth quarter of 2000, and expansion into new retail locations has caused expenses to increase.

During three-months ended June 30, 2000, salaries, wages and temporary help costs increased to $14.4 million or 8.5% of net sales from $7.8 million or 7.5% of net sales for the comparable period in 1999. Such increase can be attributed in part to normal payroll costs associated with additional staffing needs to meet the growth of the Company. In addition, the Company utilized overtime and temporary help for the warehousing and shipping department to meet the demand of the increasing sales volume.


Interest Expense

Interest expense for the three-months ended June 30, 2000 and 1999 was comparable.

Income Taxes

Income taxes for the interim period were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The pro forma income tax adjustment for the interim period ended June 30, 1999 represents taxes that would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming an effective rate of 40.0%.


Other Income, Net

Other income, net for the three-months ended June 30, 2000 includes a gain of $312,000 related to commercial lawsuits filed by the Company and settled on favorable terms.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net Sales

Net sales for six-months ended June 30, 2000 were $297.2 million or 48.4% higher than $200.3 million in the comparable period of 1999. The Company continues to focus primarily on its wholesale business, which experienced a 47% increase during the six-months ended June 30, 2000 versus the six-months ended June 30, 1999. The increase in sales is a result of continued brand awareness and imaging achieved through the significant expansion of the Company's dedicated nationwide sales force and marketing campaigns. Additionally, the Company continues to experience growth through product diversification and increased style offerings. The Company has expanded its product categories to offer additional styles of women's, men's and children's athletic shoes and a line of men's quality dress shoes. Retail sales grew during the six-months ended June 30, 2000 compared the same period in 1999. The increase is primarily due to 10 more locations being added nationwide during the year. Mail order sales increased during the six-months ended June 30, 2000 compared to 1999 due to the focus on catalog development and expansion of circulation. International sales experienced an increase during the six-months ended June 30, 2000 compared to 1999 due to increase brand awareness and advertising campaigns abroad.


Gross Profit

The Company's gross profit as a percentage of net sales increased to 41.3% for the six-months ended June 30, 2000 from 39.7% for the comparable period in 1999. The increase is due in part to increased sales in the Company's Mail Order and Retail business and higher margin product categories within the domestic wholesale business. Domestic wholesale profit margin increased 3.5% during the six-months ended June 30, 2000 from the comparable period in 1999. Sales returns and allowances as a percentage of gross sales remained consistent at 3.3% during the six-months ended June 30, 2000 compared to the same period in 1999.

Selling Expenses

Selling expenses increased $4.0 million to $31.1 million or 10.5% of net sales for the six-months ended June 30, 2000 from $27.2 million or 13.6% of net sales for the comparable period in 1999. The increase in total dollars is primarily due to the increase in advertising and promotional costs attributable to the Company's ongoing marketing efforts. The decrease as a percentage of net sales is attributable to the sales growth realized from the strength in the brand image and product awareness.

As a percentage of net sales, sales salaries, commission and incentives expenses dropped to 2.0% of net sales in the six-months ended June 30, 2000 from 2.3% for the comparable period in 1999. This decrease is attributable to a sliding scale commission structure that declines as a percentage of net sales.


General and Administrative Expenses

General and administrative expenses increased 62.6% to $57.2 million or 19.3% of net sales for the six-months ended June 30, 2000 from $35.2 million or 17.6% of net sales for the comparable period in 1999. This 1.7% increase as a percentage of net sales is partly attributable to the Company's Mail Order business which inherently has a higher percentage of expenses per dollar sales. Additionally, the Company incurred increased distribution and warehousing costs to meet demand until its new distribution center is operational, which is expected in the fourth quarter of 2000, and expansion into new retail locations has caused expenses to increase.

During six-months ended June 30, 2000, salaries, wages and temporary help costs increased to $25.9 million or 8.4% of net sales from $14.3 million or 6.9% of net sales for the comparable period in 1999. Such increase can be attributed in part to normal payroll costs associated with additional staffing needs to meet the growth of the Company. In addition, the Company utilized overtime and temporary help for the warehousing and shipping department to meet the demand of the increasing sales volume.


Interest Expense

Interest expense for the six-months ended June 30, 2000 and 1999 was comparable.


Income Taxes

Income taxes for the interim period were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The pro forma income tax adjustment for the interim period ended June 30, 1999 represents taxes that would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming an effective rate of 40.0%.


Other Income, Net

Other income, net for the six-months ended June 30, 2000 includes a gain of $312,000 related to commercial lawsuits filed by the Company and settled on favorable terms.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for funds arises primarily from its working capital requirements, including the need to finance its receivables and inventory. The Company's working capital was $78.7 million at June 30, 2000 and $65.0 million at December 31, 1999. The 21.1% increase in working capital at June 30, 2000 was principally due to the increase in trade accounts receivable and inventories net of an increase in related short-term borrowings and accounts payable since December 31, 2000.

The Company is currently negotiating with a lender to provide approximately $8.4 million for the acquisition of the Company's Ontario, California, distribution facilities and related improvements. It is anticipated that the financing will be amortized over 20 years, with a final balloon payment due after 10 years, and will be at current market rates for similar financing.

As part of the Company's working capital management, the Company performs substantially all customer credit functions internally, including extension of credit and collections. The Company's bad debt write-offs were less than 0.06% of net sales for the six-month period ended June 30, 2000. The Company carries bad debt insurance to cover approximately the first 90.0% of bad debts on substantially all of the Company's major retail accounts.

Net cash used in operating activities totaled $12.5 million for the six-months ended June 30, 2000 compared to cash provided by operating activities of $8.7 million for the comparable period in 1999. The decrease in cash provided by operating activities was the net result of a substantial increase in trade accounts receivable(net of a $3.0 million provision for bad debts and returns) and inventories offset by a substantial increase in related accounts payable and accrued expenses. These increases are due to the Company's growth during the six-months ended June 30, 2000.

Net cash used in investing activities, consisting of capital expenditures, totaled $13.0 million and $3.7 million for the six-months ended June 30, 2000 and 1999, respectively. Capital expenditures during the six-months ended June 30, 2000 were comprised primarily of equipment for the new material/inventory handling, sortation and delivery system and the construction of 5 additional retail stores. Investing activities for the same period in 1999 was primarily due to capital expenditures in connection with the establishment of the Company's existing distribution facilities in Ontario, California, the construction of additional Company retail stores, and additional hardware and software for the Company's computer needs.

Net cash provided by financing activities totaled $21.7 million during the six-months ended June 30, 2000, compared to cash used in financing activities of $15.7 million for the comparable period in 1999. During the six-month ended June 30, 2000, cash was provided by proceeds from borrowings on the Company's credit facilities as well as capital lease financing during the period. This compares to cash used in financing activities during the six-months ended June 30, 1999, principally to repay short-term borrowings, as well as payments to stockholders, which were partially financed by the initial public offering.

The Company's credit facility provides for borrowings under a revolving line of credit of up to $120.0 million and a term loan, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $78.7 million of availability as of June 30, 2000) with The CIT Group, as agent for the lenders. The Company negotiated more favorable interest terms on June 1, 2000. As amended, the revolving line of credit bears interest at the prime rate (9.5% at June 30, 2000) minus 0.50%. Interest on the revolving line of credit is payable monthly. The revolving line of credit expires on December 31, 2002. The revolving line of credit provides a sub-limit for letters of credit of up to $36.0 million to finance the Company's foreign purchases of merchandise inventory. As of June 30, 2000, the Company had approximately $2.2 million of letters of credit under the revolving line of credit. The term loan component of the credit facility, which has a principal balance of approximately $2.3 million as of June 30, 2000, bears interest at the prime rate plus 1% and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for one of the Company's distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains certain financial covenants that require the Company to maintain minimum tangible net worth working capital and specified leverage ratios and limit the ability of the Company to pay dividends if it is in default of any provisions of the credit facility. The Company was in compliance with these covenants as of June 30, 2000.

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


MARKET RISK

The Company does not hold any derivative securities. The Company's short-term borrowings are sensitive to changes in short-term interest rates and an increase in rates may decrease the Company's earnings.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS - Not Applicable


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS -- Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2000, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting: (1) the election of a member to the Board of Directors; (2) the ratification and approval of KPMG LLP as the Company's independent auditors for fiscal 2000; (3) and the transaction of other business which came to the attention of the stockholders during the meeting.

The results of the voting on these matters are set forth below:


                                                                   VOTES
      PROPOSAL                         VOTES FOR               AGAINST/WITHHELD          ABSTENTIONS             BROKER NON-VOTES
      --------                         ---------               ----------------          -----------             ----------------
Proposal No. 1 --
Election of Director
Nominee

Robert Greenberg                      258,552,595                   50,343                        0                        0

Proposal No. 2 --
Ratification of KPMG LLP
as Independent Auditors
for Fiscal 2000                       258,590,027                    7,411                    5,500                        0



The following Directors were not standing for election and are continuing as Directors of the Company: Michael Greenberg, David Weinberg, John Quinn, and Richard Siskind.


ITEM 5. OTHER INFORMATION -- Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K --

        (a)     Exhibits

                10.1    Amendment to 1998 Employee Stock Purchase Plan

                27      Financial Data Schedule

        (b)     Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SKECHERS U.S.A, INC.



Dated: August 14, 2000             /s/ David Weinberg
                                   ---------------------------------
                                   David Weinberg
                                   Executive Vice President and
                                   Chief Financial Officer