Form 10-Q
period 2000-09-30
SKECHERS USA INC
filed 2000-11-14
CIK 1065837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 2000: 10,302,826

     THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 2000: 25,117,445



-------------------------------------------------------------------------------

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                    FORM 10-Q



                                      INDEX


                                                                                               PAGE
                                                                                               ----
PART I      FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            Condensed Consolidated Balance Sheets
             September 30, 2000 and December 31, 1999..........................................   3

             Condensed Consolidated Statements of Earnings
            Three-month periods ended September 30, 2000 and 1999..............................   4

             Condensed Consolidated Statements of Earnings
            Nine-month periods ended September 30, 2000 and 1999................................  5

             Condensed Consolidated Statements of Cash Flows
            Nine-month periods ended September 30, 2000 and 1999................................  6

            Notes to Condensed Consolidated Financial Statements.......................... .....  7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS....................................................................... 10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................... 19

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS................................................................... 19
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS........................................... 19
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..................................................... 19
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................. 19
ITEM 5.     OTHER INFORMATION................................................................... 19
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................................... 19

--------------------------------------------------------------------------------
                                                                          Page 2

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                     ASSETS


                                                                                  September 30,  December, 31
                                                                                      2000           1999
                                                                                  ------------    -----------
Current Assets:
  Cash                                                                               $  7,801      $ 10,836
  Trade accounts receivable, less allowance for bad debts and returns
    of $6,491 in 2000 and $3,237 in 1999                                              103,889        63,052
  Due from officers and employees                                                         210           851
  Other receivables                                                                       820         2,771
  Inventories                                                                          94,946        68,959
  Prepaid expenses and other current assets                                             7,852         5,130
  Deferred tax assets                                                                   2,810         2,810
                                                                                     --------      --------
      Total current assets                                                            218,328       154,409
                                                                                     --------      --------
Property and equipment, at cost, less accumulated depreciation and amortization        39,190        21,387
Intangible assets, at cost, less applicable amortization                                  585           663
Other assets, at cost                                                                   1,185         1,455
                                                                                     --------      --------
                                                                                     $259,288      $177,914
                                                                                     --------      --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                                                              $ 55,870      $ 30,382
  Current installments of long-term borrowings                                          2,466         1,060
  Accounts payable                                                                     55,917        47,696
  Accrued expenses                                                                     12,798        10,268
                                                                                     --------      --------
      Total current liabilities                                                       127,051        89,406
                                                                                     --------      --------
Long-term borrowings, excluding current installments                                   10,554         2,508
                                                                                     --------      --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.001 par value; 10,000 authorized; none issued                       --            --
    and outstanding
  Class A Common Stock, $.001 par value; 100,000 shares authorized; 10,090 and
     7,091 shares issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively                                                        10             7
  Class B Common Stock, $.001 par value; 60,000 shares authorized; 25,323 and
     27,814 shares issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively                                                        25            28
  Additional paid-in capital                                                           71,600        69,948
  Retained earnings                                                                    50,048        16,017
                                                                                     --------      --------
      Total stockholders' equity                                                      121,683        86,000
                                                                                     --------      --------
                                                                                     $259,288      $177,914
                                                                                     ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 3

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                  Three-Months Ended September 30,
                                                  ---------------------------------
                                                       2000            1999
                                                    ---------        ---------
Net sales                                            $ 205,749       $ 124,177
Cost of sales                                          118,838          71,340
                                                     ---------       ---------
           Gross profit                                 86,911          52,837
Royalty income, net                                          6            --
                                                     ---------       ---------
                                                        86,917          52,837
                                                     ---------       ---------
Operating expenses:
   Selling                                              25,177          15,814
   General and administrative                           33,865          21,534
                                                     ---------       ---------
                                                        59,042          37,348
                                                     ---------       ---------
           Earnings from operations                     27,875          15,489
                                                     ---------       ---------
Other income (expense):
   Interest, net                                        (2,674)         (1,465)
   Other, net                                              (59)            219
                                                     ---------       ---------
                                                        (2,733)         (1,246)
                                                     ---------       ---------
           Earnings before income taxes                 25,142          14,243

Income taxes                                             9,855           5,698
                                                     ---------       ---------
           Net earnings                              $  15,286       $   8,545
                                                     =========       =========

Net earnings per share:
   Basic                                             $    0.43       $    0.25
                                                     =========       =========
   Diluted                                           $    0.40       $    0.24
                                                     =========       =========
Weighted average shares:
   Basic                                                35,837          34,814
                                                     =========       =========
   Diluted                                              37,915          35,594
                                                     =========       =========





See accompanying notes to unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 4

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                      Nine-Months Ended September 30,
                                                     ---------------------------------
                                                       2000                    1999
                                                     ---------               ---------

Net sales                                            $ 502,992               $ 324,495
Cost of sales                                          293,310                 192,228
                                                     ---------               ---------
           Gross profit                                209,682                 132,267
Royalty income, net                                        115                     207
                                                     ---------               ---------
                                                       209,797                 132,474
                                                     ---------               ---------
Operating expenses:
   Selling                                              56,289                  42,972
   General and administrative                           91,088                  56,726
                                                     ---------               ---------
                                                       147,377                  99,698
                                                     ---------               ---------
           Earnings from operations                     62,420                  32,776
                                                     ---------               ---------
Other income (expense):
   Interest, net                                        (6,666)                 (5,334)
   Other, net                                              218                     722
                                                     ---------               ---------
                                                        (6,448)                 (4,612)
                                                     ---------               ---------
           Earnings before income taxes                 55,972                  28,164

Income taxes                                            21,941                   6,897
                                                     ---------               ---------
           Net earnings                              $  34,031               $  21,267
                                                     =========               =========
Pro forma operations data:
   Earnings before income taxes                      $  55,972               $  28,164
   Income taxes                                         21,941                  11,266
                                                     ---------               ---------
           Net earnings                              $  34,031               $  16,898
                                                     =========               =========
Net earnings per share:
   Basic                                             $    0.97               $    0.55
                                                     =========               =========
   Diluted                                           $    0.93               $    0.52
                                                     =========               =========
Weighted average shares:
   Basic                                                35,229                  30,737
                                                     =========               =========
   Diluted                                              36,512                  32,430
                                                     =========               =========



See accompanying notes to unaudited condensed consolidated financial statements.


--------------------------------------------------------------------------------
                                                                          Page 5

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                   (Unaudited)
                                 (In thousands)




                                                                                Nine-Months Ended September 30,
                                                                                -------------------------------
                                                                                       2000           1999
                                                                                    ---------      ----------
Cash flows from operating activities:
  Net earnings                                                                      $ 34,031       $ 21,267
  Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization of property and
       equipment                                                                       4,021          3,032
     Amortization of intangible assets                                                    78             55
     Provision (recovery) for bad debts and returns                                    3,254           (494)
     Loss on disposal of equipment                                                      --              400
     Gain on distribution of intangibles                                                --             (118)
     (Increase) decrease in assets:
       Receivables                                                                   (41,499)       (24,081)
       Inventories                                                                   (25,987)         9,216
       Deferred tax assets                                                              --           (2,195)
       Prepaid expenses and other current assets                                      (2,722)           733
       Other assets                                                                      270         (1,743)
     Increase (decrease) in liabilities:
       Accounts payable                                                                8,221         (3,069)
       Accrued expenses                                                                2,530         (2,048)
                                                                                    --------       --------
        Net cash provided by (used in) operating activities                          (17,803)           955
                                                                                    --------       --------
Cash flows used in investing activities-capital expenditures                         (21,824)        (6,599)
                                                                                    --------       --------
Cash flows from financing activities:
  Net proceeds from initial public offering of common stock                             --           69,720
  Net proceeds from issuance of common stock                                           1,652           --
  Net proceeds (payments) related to short-term borrowings                            25,488        (22,320)
  Proceeds from long-term borrowings                                                  10,197           --
  Payments on long-term borrowings                                                      (745)          (562)
  Payments on notes payable to stockholder                                              --          (12,244)
  Distributions paid to stockholders                                                    --          (35,364)
                                                                                    --------       --------
          Net cash provided by (used in) financing activities                         36,592           (770)
                                                                                    --------       --------
Net decrease in cash                                                                  (3,035)        (6,414)
Cash at beginning of period                                                           10,836         10,942
                                                                                    --------       --------
Cash at end of period                                                               $  7,801       $  4,528
                                                                                    ========       ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                                      $  4,065        $ 5,500
      Income taxes                                                                    17,906          7,343
                                                                                    ========        =======



The Company had a non-cash distribution of intangibles aggregating $350 during the nine months ended September 30, 1999.



See accompanying notes to unaudited condensed consolidated financial statements.


--------------------------------------------------------------------------------
                                                                          Page 6

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

(2) EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding for nine-month period ended September 30, 1999 gives effect to the sale by the Company of those shares of common stock necessary to fund the payment of the excess of (i) the sum of stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to June 7, 1999 based on an initial public offering price of $11 per share, net of underwriting discounts.

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):


                                           Three-Months Ended       Nine-Months Ended
                                              September 30,           September 30,
                                           --------------------    ------------------
                                             2000       1999        2000        1999
                                           ------      ------      ------      ------
Weighted average shares used in basic
  Computation                              35,837      34,814      35,229      30,737
Shares to fund stockholders'
  distributions described above              --          --          --           713
Dilutive effect of stock options            2,078         780       1,283         980
                                           ------      ------      ------      ------
Weighted average shares used in
  diluted computation                      37,915      35,594      36,512      32,430
                                           ======      ======      ======      ======



--------------------------------------------------------------------------------
                                                                          Page 7

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                   (Unaudited)

(3) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The pro forma income tax adjustment for the nine months ended September 30, 1999 represents taxes that would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming an effective rate of 40.0%.

(4) SHORT-TERM BORROWINGS

The Company has available a secured line of credit permitting borrowings of up to $120.0 million based upon eligible accounts receivable and inventories. The agreement expires on December 31, 2002. As amended on June 1, 2000, borrowings bear interest at the prime rate (9.5% at September 30, 2000) minus 0.50%. The agreement provides for the issuance of letters of credit up to a maximum of $36.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at September 30, 2000 were $4.6 million. Available borrowings under the line of credit at September 30, 2000 were $70.9 million. The Company pays an unused line of credit fee of .25% annually. The Company is required to maintain certain financial covenants including specified minimum tangible net worth, working capital and leverage ratios as well as limit the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at September 30, 2000.

(5) LEASE OBLIGATIONS

The Company has entered into three capital lease agreements since December 31, 1999. The first is with Banc of America Leasing & Capital, LLC and provides up to approximately $11.3 million for the purchase of material/inventory handling, sortation and delivery equipment.

The Company will pay 60 monthly payments, each equal to 1.6% of original cost plus a 35.0% (of original cost) balloon payment at the end of the lease. The interest rate per annum is equal to 2.25% plus the U.S. Treasury obligation bond-equivalent yield per annum corresponding to the average life of the lease term. In addition, the Company will pay the same interest rate on advances from the date of the advance until the lease commencement date. During the nine months ended September 30, 2000, the Company submitted and received advances for $8.5 million at an interest rate of 8.5%. The Company is required to maintain financial covenants including specified minimum tangible net worth, and leverage ratios. The Company was in compliance with these covenants at September 30, 2000.

The second, dated February 4, 2000, provided $933,000 for the acquisition of warehouse equipment. The term of the lease is for five years at an interest rate of 8.8% per annum.

The third, dated May 15, 2000, provided $850,000 for the acquisition of warehouse equipment. The term of the lease is for 5 years at an interest rate of 9.4% per annum.


--------------------------------------------------------------------------------
                                                                          Page 8

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                   (Unaudited)


(6) LITIGATION

In January 2000 and December 1999, the Company and two officers/directors were named as defendants in four purported class-action lawsuits. Two of the lawsuits also named the underwriters of the Company's initial public offering as defendants. All of the complaints seek damages and rescission on behalf of a class of persons who purchased securities in, or traceable to, the Company's initial public offering or thereafter on the open market prior to July 6, 1999. These suits have now been consolidated into one matter. As this matter is in the early stages of pleading and discovery, neither the Company nor its counsel are able to conclude as to the potential likelihood of an unfavorable outcome. The Company is vigorously defending these complaints and believe their defenses to be meritorious. Accordingly, the Company has not provided for any potential losses associated with these lawsuits.

The Company is involved in other litigation arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

(7) STOCKHOLDERS' EQUITY

During the nine-months ended September 30, 2000, certain Class B stockholders converted 1,990,710 shares of Class B common stock to Class A common stock.


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

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained forward-looking statements made

--------------------------------------------------------------------------------
                                                                          Page 9
by or on behalf of the Company are included under the "Risk Factors" on pages 14 through 22 in the Company's Form 10-K.

OVERVIEW

Skechers designs and markets branded contemporary casual, active rugged and lifestyle footwear for men, women and children. The Company's objective is to become a leading source of contemporary casual and active footwear while ensuring the longevity of both the Company and Skechers brand name through controlled, well managed growth. The Company strives to achieve this objective by developing and offering a balanced assortment of basic and fashionable merchandise across a wide spectrum of product categories and styles, while maintaining a diversified, low-cost sourcing base and controlling the growth of its distribution channels. The Company sells its products to department stores such as Nordstrom, Dillards, Robinsons-May, JC Penney and specialty retailers such as Footlocker, Famous Footwear, Genesco's Journeys and Jarman chains, and Footaction U.S.A. The Company also sells its products internationally in over 100 countries and territories through major international distributors as well as through its' European subsidiaries, and directly to consumers through Company owned stores, via mail order and e-commerce.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company's results of operations as a percentage of net sales. Pro forma reflects adjustments for Federal and state income taxes for the nine months ended September 30, 1999 as if the Company had been taxed as a C Corporation at an assumed effective rate of 40.0% rather than as an S Corporation.



                                                 Three-Months Ended
                                                    September 30,
                                  ---------------------------------------------------
                                            2000                        1999
                                  ----------------------      ------------------------
Net sales                         $ 205,749       100.0%       $ 124,177       100.0%
Cost of sales                       118,838        57.8           71,340        57.5
                                  ---------       -----        ---------       -----
  Gross profit                       86,911        42.2           52,837        42.5
Royalty income, net                       6        --               --           0.0
                                  ---------       -----        ---------       -----
                                     86,917        42.2           52,837        42.5
                                  ---------       -----        ---------       -----
Operating expenses:
  Selling                            25,177        12.2           15,814        12.7
  General and administrative         33,865        16.5           21,534        17.3
                                  ---------       -----        ---------       -----
                                     59,042        28.7           37,348        30.0
                                  ---------       -----        ---------       -----
Earnings from operations             27,875        13.5           15,489        12.5
  Interest expense, net              (2,674)       (1.3)          (1,465)       (1.2)
  Other, net                            (59)       --                219         0.2
                                  ---------       -----        ---------       -----
Earning before income taxes          25,142        12.2           14,243        11.5
Income taxes                          9,855         4.8            5,698         4.6
                                  ---------       -----        ---------       -----
  Net earnings                    $  15,286         7.4%       $   8,545         6.9%
                                  =========       =====        =========       =====



--------------------------------------------------------------------------------
                                                                         Page 10


                                                    Nine-Months Ended
                                                      September 30,
                                  ---------------------------------------------------
                                            2000                         1999
                                  ----------------------       ----------------------
Net sales                         $ 502,992       100.0%       $ 324,495       100.0%
Cost of sales                       293,310        58.3          192,228        59.2
                                  ---------       -----        ---------       -----
  Gross profit                      209,682        41.7          132,267        40.8
Royalty income, net                     115        --                207         0.0
                                  ---------       -----        ---------       -----
                                    209,797        41.7          132,474        40.8
                                  ---------       -----        ---------       -----
Operating expenses:
  Selling                            56,289        11.2           42,972        13.2
  General and administrative         91,088        18.1           56,726        17.5
                                  ---------       -----        ---------       -----
                                    147,377        29.3           99,698        30.7
                                  ---------       -----        ---------       -----
Earnings from operations             62,420        12.4           32,776        10.1
  Interest expense, net              (6,666)       (1.3)          (5,334)       (1.6)
  Other income, net                     218        --                772         0.2
                                  ---------       -----        ---------       -----
Earnings before pro forma
    income taxes                     55,972        11.1           28,164         8.7
Pro forma income taxes               21,941         4.4           11,266         3.5
                                  ---------       -----        ---------       -----
  Pro forma net earnings          $  34,031         6.8%       $  16,898         5.2%
                                  =========       =====        =========       =====



THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales

Net sales for three-months ended September 30, 2000 were $205.7 million or 65.7% higher than $124.2 million in the comparable period of 1999. The increase in net sales is a result of strong market acceptance and continued brand imaging of the Skechers name and styles. The Company continues to focus primarily on its wholesale business, which experienced tremendous growth during the three-months ended September 30, 2000 compared to the same period in 1999. Retail sales grew during the three-months ended September 30, 2000 compared to the same period in 1999 due to nine additional Company retail store locations opened during the year. Mail order sales increased during the three-months ended September 30, 2000 compared to 1999 due to the increased focus on catalog development and expansion of circulation. International sales experienced an increase in sales during the three-months ended September 30, 2000 compared to the same period in 1999 due to expansion into Germany and increased brand awareness achieved through advertising and marketing campaigns abroad.

Gross Profit

The Company's gross profit as a percentage of net sales remained strong at 42.2% for the three-months ended September 30, 2000 compared to 42.5% for the comparable period in 1999. The slight decrease in overall profit margin is the result of slightly higher international sales at lower gross margins over retail in the three-months ended September 30, 2000.

Selling Expenses

Selling expense (which includes sales salaries, commissions and incentives, advertising, promotions, trade shows and catalog printing costs) increased $9.4 million to $25.2 million or 12.2% of net sales for the three-months ended September 30, 2000 from $15.8 million or 12.7% of net sales for the three-months ended September 30, 1999. As a percentage of net sales, sales salaries, commission and incentives expenses increased to 2.4% of net sales in the three-months ended September 30, 2000 from 1.8% for the comparable period in 1999. This increase is

--------------------------------------------------------------------------------
                                                                         Page 11
attributable to the hiring of additional sales personnel and additional incentives based on volume to enable continued growth.

Management is committed to the overall marketing strategy that is largely responsible for the increase in the market presence, product visibility and product demand over the past three years. The Company has increased its advertising budget consistent with projected sales, which has included such avenues as magazines, television, trade shows, billboards, and buses. The Company endeavors to spend approximately 8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. Marketing expense as a percentage of net sales may vary from quarter to quarter. In the three-months ended September 30, 2000, total advertising expenses increased to $15.6 million or 7.6% of net sales from $10.3 million or 8.3% of net sales for the same period in 1999.

General and Administrative Expenses

General and administrative expenses increased 57.3% to $33.9 million or 16.5% of net sales for the three-months ended September 30, 2000 from $21.5 million or 17.3% of net sales for the three-months ended September 30, 1999. During three-months ended September 30, 2000, salaries, wages and temporary help costs accounted for the majority of the increase. These costs increased to $17.8 million or 8.7% of net sales from $10.5 million or 8.5% of net sales for the comparable period in 1999. Such increase can be attributed in part to normal payroll costs associated with additional staffing needs to meet the growth of the Company and the addition of new retail locations. In addition, the Company utilized overtime and temporary help for the warehousing and shipping department to meet the demand of the increasing sales volume.

Interest Expense, Net

Interest expense, net, increased 82.5% or $1.2 million to $2.7 million for the three-months ended September 30, 2000 from $1.5 million for the three-month ended September 30, 1999. The increase is primarily a result of increased financing costs associated with capital additions made during the year, increased purchases of inventory and build up of accounts receivable commensurate with growth.

Other, Net

During the three-months ended September 30, 2000 the Company incurred other expenses, net of $59,000. During the three-months ended September 30, 1999 the Company realized other income, net of $219,000, including a legal settlement of $674,000.

Income Taxes

Income taxes for the interim period were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.



--------------------------------------------------------------------------------
                                                                         Page 12

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales

Net sales for nine-months ended September 30, 2000 were $503.0 million or 55.0% higher than $324.5 million in the comparable period of 1999. The Company continues to focus primarily on its wholesale business, which experienced a 53.8% increase during the nine-months ended September 30, 2000 versus the nine-months ended September 30, 1999. The increase in sales is a result of continued brand awareness and imaging achieved through the significant expansion of the Company's dedicated nationwide sales force and marketing campaigns. Additionally, the Company continues to experience growth through product diversification and increased style offerings. The Company has expanded its product categories to offer additional styles of women's, men's and children's athletic shoes and a line of men's quality dress shoes. Retail sales grew during the nine-months ended September 30, 2000 compared the same period in 1999. The increase is primarily due to 9 more locations being added nationwide during the year. Mail order sales increased during the nine-months ended September 30, 2000 compared to 1999 due to the focus on catalog development and expansion of circulation. International sales experienced an increase during the nine-months ended September 30, 2000 compared to 1999 due to increase brand awareness and advertising campaigns abroad.

Gross Profit

The Company's gross profit as a percentage of net sales increased to 41.7% for the nine-months ended September 30, 2000 from 40.8% for the comparable period in 1999. The increase is due in part to increased sales in the higher margin product categories within the domestic wholesale business. Domestic wholesale profit margin increased 2.1% during the nine-months ended September 30, 2000 from the comparable period in 1999. Additionally, sales returns and allowances as a percentage of gross sales decreased 0.4% during the nine-months ended September 30, 2000 compared to the same period in 1999.

Selling Expenses

Selling expenses increased $13.3 million to $56.3 million or 11.2% of net sales for the nine-months ended September 30, 2000 from $43.0 million or 13.2% of net sales for the comparable period in 1999. The increase in total expenses is primarily due to the increase in advertising and promotional costs attributable to the Company's ongoing marketing efforts. The decrease as a percentage of net sales is attributable to the sales growth realized from the strength in the brand image and product awareness.

Advertising, trade show and catalog expenses increased $9.1 million to $44.8 million or 8.9% of net sales for the nine-months ended September 30, 2000 from $35.7 million or 11.0% of net sales for the comparable period in 1999. The increase is a result of advertising and catalog costs. The decrease as a percentage of net sales is primarily a result of sales growth.

As a percentage of net sales, sales salaries, commission and incentives expenses remained consistent at 2.2% of net sales in the nine-months ended September 30, 2000 compared to the same period in 1999.

General and Administrative Expenses

General and administrative expenses increased 60.6% to $91.1 million or 18.1% of net sales for the nine-months ended September 30, 2000 from $56.7 million or 17.5% of net sales for the comparable period in 1999. This 0.6% increase as a percentage of net sales is partly attributable to the Company's mail order business, which

--------------------------------------------------------------------------------
                                                                         Page 13
inherently has a higher percentage of expenses per dollar sales. Additionally, the Company incurred increased distribution and warehousing costs to meet demand until its new distribution center is operational, which is expected in the fourth quarter of 2000, and expansion into six new retail locations has caused expenses to increase.

During nine-months ended September 30, 2000, salaries, wages and temporary help costs increased to $41.2 million or 8.2% of net sales from $23.6 million or 7.3% of net sales for the comparable period in 1999. Such increase can be attributed in part to normal payroll costs associated with additional staffing needs to meet the growth of the Company. In addition, the Company utilized overtime and temporary help for the warehousing and shipping department to meet the demand of the increasing sales volume.

Interest Expense, Net

Interest expense, net, increased 25.0% or $1.3 million to $6.7 million for the nine-months ended September 30, 2000 from $5.3 million for the nine-month ended September 30, 1999. The increase is primarily a result of financing costs associated with increased capital additions and short-term borrowings made during the year.

Other Income, Net

Other income, net for the nine-months ended September 30, 1999 includes a gain of $674,000 related to commercial lawsuits filed by the Company.

Income Taxes

Income taxes for the interim period were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The pro forma income tax adjustment for the interim period ended September 30, 1999 represents taxes that would have been reported had the Company been subject to Federal and state income taxes as a C Corporation, assuming an effective rate of 40.0%.


--------------------------------------------------------------------------------
                                                                         Page 14

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for funds arises primarily from its working capital requirements, including the need to finance its receivables and inventory. The Company's working capital was $91.3 million at September 30, 2000 and $65.0 million at December 31, 1999. The 40.4% increase in working capital at September 30, 2000 was principally due to the increase in trade accounts receivable and inventories net of an increase in related short-term borrowings and accounts payable since December 31, 1999.

The Company is currently negotiating with a lender to provide approximately $7.9 million for the acquisition of the Company's Ontario, California, distribution facilities and related improvements. It is anticipated that the financing will be amortized over 30 years, with a final balloon payment due after 10 years, and will be at current market rates for similar financing. Additionally, the Company has currently signed a purchase agreement for the acquisition of an additional corporate facility located in Manhattan Beach, California. The Company is in the process of completing due diligence review and is negotiating with a lender to provide approximately $10.4 million of the $14.5 million purchase price. There is no assurance the Company will obtain the financing.

As part of the Company's working capital management, the Company performs substantially all customer credit functions internally, including extension of credit and collections. The Company's bad debt write-offs were less than 0.08% of net sales for the nine-month period ended September 30, 2000. The Company carries bad debt insurance to cover approximately the first 90.0% of bad debts on substantially all of the Company's major retail accounts.

Net cash used in operating activities totaled $17.8 million for the nine-months ended September 30, 2000 compared to cash provided by operating activities of $955,000 for the comparable period in 1999. The decrease in cash provided by operating activities was the net result of a substantial increase in trade accounts receivable(net of a $6.5 million provision for bad debts and returns) and inventories offset by an increase in related accounts payable and accrued expenses. These increases are due to the Company's growth during the nine-months ended September 30, 2000.

Net cash used in investing activities, consisting of capital expenditures, totaled $21.8 million and $6.6 million for the nine-months ended September 30, 2000 and 1999, respectively. Capital expenditures during the nine-months ended September 30, 2000 were comprised primarily of equipment for the new material/inventory handling, sortation and delivery system and the construction of 9 additional retail stores. Investing activities for the same period in 1999 were primarily due to capital expenditures in connection with the establishment of the Company's existing distribution facilities in Ontario, California, the construction of additional Company retail stores, and additional hardware and software for the Company's computer needs.

Net cash provided by financing activities totaled $36.6 million during the nine-months ended September 30, 2000, compared to cash used in financing activities of $770,000 for the comparable period in 1999. During the nine-months ended September 30, 2000, cash was provided by proceeds from borrowings on the Company's credit facilities as well as capital lease financing during the period. This compares to cash used in financing activities during the nine-months ended September 30, 1999, principally to repay short-term borrowings, as well as payments to stockholders, which were partially financed by the initial public offering.



--------------------------------------------------------------------------------
                                                                         Page 15

The Company's credit facility provides for borrowings under a revolving line of credit of up to $120.0 million and a term loan, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $70.9 million of availability as of September 30, 2000) with The CIT Group, as agent for the lenders. The Company negotiated more favorable interest terms on June 1, 2000. As amended, the revolving line of credit bears interest at the prime rate (9.5% at September 30, 2000) minus 0.50%. Interest on the revolving line of credit is payable monthly. The revolving line of credit expires on December 31, 2002. The revolving line of credit provides a sub-limit for letters of credit of up to $36.0 million to finance the Company's foreign purchases of merchandise inventory. As of September 30, 2000, the Company had approximately $4.6 million of letters of credit under the revolving line of credit. The term loan component of the credit facility, which has a principal balance of approximately $2.3 million as of September 30, 2000, bears interest at the prime rate plus 1% and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for one of the Company's distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains certain financial covenants that require the Company to maintain minimum tangible net worth, working capital and specified leverage ratios and limit the ability of the Company to pay dividends if it is in default of any provisions of the credit facility. The Company was in compliance with these covenants as of September 30, 2000.

The Company believes that anticipated cash flows from operations, available borrowings under the Company's revolving line of credit, cash on hand and its financing arrangements will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements through fiscal 2001. However, in connection with its growth strategy, the Company will incur significant working capital requirements and capital expenditures. The Company's future capital requirements will depend on many factors, including, but not limited to, the levels at which the Company maintains inventory, the market acceptance of the Company's footwear, the levels of promotion and advertising required to promote its footwear, the extent to which the Company invests in new product design and improvements to its existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

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

The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company's domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond the Company's control could materially negatively impact the Company's net sales and results of operations for any given quarter. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and


--------------------------------------------------------------------------------
                                                                         Page 16
industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of new Company retail store openings and (viii) actions by competitors. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25 Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in business combinations, modification of outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to


--------------------------------------------------------------------------------
                                                                         Page 17
repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the Company's financial statements.


--------------------------------------------------------------------------------
                                                                         Page 18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -- Not Applicable

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS -- Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS -- Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- Not Applicable

ITEM 5. OTHER INFORMATION -

On September 5, 2000, the Board of Directors of the Company appointed Robert Siegel and Jeffrey Greenberg as members of the Board of Directors. Robert Siegel is a Class 2 director serving until the annual meeting of stockholders in 2001. Jeffrey Greenberg is a Class 1 director serving until the annual meeting of stockholders in 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K --

        (a)     Exhibits

                27      Financial Data Schedule

        (b)     Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 2000.



--------------------------------------------------------------------------------
                                                                         Page 19

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SKECHERS U.S.A, INC.



Dated: November 14, 2000           /s/ David Weinberg
                                   ---------------------------------
                                   David Weinberg
                                   Executive Vice President and
                                   Chief Financial Officer



--------------------------------------------------------------------------------
                                                                         Page 20