Form 10-K405
period 2000-12-31
SKECHERS USA INC
filed 2001-04-02
CIK 1065837

================================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                            ON WHICH REGISTERED
           -------------------                          ----------------------
  Class A Common Stock $0.001 par value                 New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on March 26, 2001 on the New York Stock Exchange was approximately $419 million.

   The number of shares of Class A Common Stock outstanding as of March 26, 2001 was 12,546,972.

   The number of shares of Class B Common Stock outstanding as of March 26, 2001 was 23,505,451.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Definitive Proxy Statement issued in connection with the 2001 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

================================================================================

                              SKECHERS U.S.A., INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                                    PAGE
                                                                                    ----

                                         PART I

Item 1.    Business...............................................................    3
Item 2.    Properties.............................................................   15
Item 3.    Legal Proceedings......................................................   16
Item 4.    Submission of Matters to a Vote of Security Holders....................   17

                                        PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..   18
Item 6.    Selected Financial Data................................................   19
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................   19
Item 7a.   Quantitative  and Qualitative Disclosures About Market Risk............   23
Item 8.    Financial Statements and Supplementary Data............................   24
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...................................................   24

                                        PART III

Item 10.   Directors and Executive Officers of the Registrant.....................   25
Item 11.   Executive Compensation.................................................   25
Item 12.   Security Ownership of Certain Beneficial Owners and Management.........   25
Item 13.   Security Relationships and Related Transactions........................   25

                                        PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........   26
Signatures........................................................................   29
Consolidated Financial Statements.................................................  F-1

                                     PART I

ITEM 1. BUSINESS

   Certain information contained in this report constitutes forward-looking statements which involve risks and uncertainties including, but not limited to, information with regard to our plans to increase the number of retail locations and styles of footwear, the maintenance of customer accounts and expansion of business with such accounts, the successful implementation of our strategies, future growth and growth rates and future increases in net sales, expenses, capital expenditures and net earnings. The words "believes," "anticipates," "plans," "expects," "endeavors," "may," "will," "intends," "estimates," and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Report.

GENERAL

   Skechers U.S.A., Inc. ("Skechers") designs and markets branded contemporary casual, active, rugged and lifestyle footwear for men, women and children. Our objective is to become a leading source of contemporary casual and active footwear while ensuring the longevity of both Skechers and the Skechers brand name through controlled, well managed growth. We strive to achieve this objective by developing and offering a balanced assortment of basic and fashionable merchandise across a wide spectrum of product categories and styles, while maintaining a diversified, low-cost sourcing base and controlling the growth of our distribution channels. We sell our products to department stores such as Nordstrom, Macy's, Dillards, Robinsons-May, and JC Penney and specialty retailers such as Footlocker, Lady Footlocker, Kid's Footlocker, Famous Footwear, Genesco's Journeys and Jarman chains, and Footaction U.S.A. We also own and operate Skechers' retail stores and sell product directly to consumers through mail order and web site distribution. We, through major international distributors, sell our products in over 100 countries and territories, with the exception of France and Germany where we sell directly to department stores and specialty retailers.

   Our product offerings of men's, women's and children's footwear appeal to a broad customer base between the ages of 5 and 40 years. Our strategy of providing a growing and balanced assortment of quality basic footwear and seasonal and fashion footwear with progressive styling at competitive prices gives Skechers this broader based customer appeal. Our men's and women's footwear are primarily designed with the active, youthful lifestyle of the 12 to 25 year old age group in mind. Our product offerings include casual and utility oxfords, loggers, boots and demi-boots; skate, street and fashion sneakers; hikers, trail runners and joggers; sandals, slides and other open-toe footwear; and dress casual shoes.

   Our management and design team collectively possess extensive experience in the footwear industry. Robert Greenberg and Michael Greenberg, the Chairman of the Board and President, respectively, founded Skechers in 1992. Prior to that time, Robert Greenberg co-founded L.A. Gear, Inc. ("L.A. Gear") and, together with a management team which included Michael Greenberg, was instrumental in L.A. Gear's growth until his resignation in early 1992. The Greenbergs are joined on the management team by several design, merchandise, production, and marketing executives with experience in a broad range of industries. We believe this core group comprises an effective and efficient management and design team with the experience to recognize and respond to emerging consumer trends and demands.

FOOTWEAR

   Skechers offers men's, women's and children's footwear in a broad range of styles, fabrics and colors. We offer a broad selection of categories in an effort to maximize our ability to respond to changing fashion trends and consumer preferences as well as to limit our exposure to any specific style. We believe that our products and brand offer a broad appeal to men, women and children.

   We introduced our first footwear line with the Skechers brand name in December 1992. Since that time, we have expanded our product offerings and grown our net sales while substantially increasing the breadth and penetration of our account base. We currently categorize our footwear into six product lines: (i) Skechers USA, (ii) Skechers Sport, (iii) Skechers Collection, (iv) Skechers Kids, (v) Somethin' Else from Skechers, and (vi) Skechers by Michelle K. These general product lines are offered in varying styles for men, women and children (except for Skechers Collection which is currently offered in men's styles only and Somethin' Else from Skechers and Skechers by Michelle K which are offered in women's styles only).

   Skechers USA. Our Skechers USA category includes four types of footwear: (i) Sport Utility, (ii) Utility, (iii) Classics, and (iv) Hikers. The Sport Utility category includes generally "Black & Brown" boots and shoes that have a rugged, less refined design with industrial-inspired fashion features. This category is defined by the heavy-lugged outsole and value-oriented materials employed in the uppers. Uppers are typically constructed of oiled suede and "Crazy Horse" or distressed leathers which enhance the rugged appearance of the boots and oxfords of this category. We design and price this category to appeal primarily to young men with broad acceptance across age groups. Suggested retail price points range from $45.00 to $70.00 for this category. Our Utility styles consist of a single category of boots that are designed to meet the functional demands of a work boot but are marketed as casual footwear. The outsoles of this category are designed to be durable and wearable with Goodyear welted, hardened rubber outsoles. Uppers are constructed of thicker, better grades of heavily oiled leathers. Utility boots may include steel toes, water-resistant or water-proof construction and/or materials, padded collars and Thermolite insulation. Styles include logger boots and demi-boots, engineer boots, motorcycle boots and six- and eight-eyelet work boots. Suggested retail price points range from $80.00 to $100.00 for this category. The Classics styles include comfort oriented design and performance features. Boots and shoes in this category employ softer outsoles which are often constructed of polyvinyl carbon ("PVC"). The more refined design of this footwear employs better grades of leather and linings than those used in our Sport Utility boots and shoes. Uppers are generally constructed of grizzly leather or highly-finished leather that produces a waxy shine. Designs are sportier than the Sport Utility category and feature oxfords, wingtips, monkstraps, demi-boots and boots. Suggested retail price points range from $55.00 to $75.00 for this category. Our Hiker styles consist of a single category of boots and demi-boots that include many comfort and technical performance features that distinguish this footwear as Hikers. We market this footwear primarily on the basis of style and comfort rather than on technical performance. However, many of the technical performance features in the Hikers contribute to the level of comfort this footwear provides. Outsoles generally consist of molded and contoured hardened rubber. Many designs may include gussetted tongues to prevent penetration of water and debris, cushioned mid-soles, motion control devices such as heel cups, water-resistant or water-proof construction and materials and heavier, more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers. Suggested retail price points range from $55.00 to $100.00 for this category.

   Skechers Sport. Skechers Sport or "Active Street" footwear includes skate sneakers, joggers, trail runners, sport hikers and multi-functional shoes inspired by cross-trainers. We distinguish our Skechers Sport category by its technical performance inspired looks; however, generally we do not promote the technical performance features of these shoes. Certain of our skate sneakers are designed with the technical performance features necessary for competitive level skateboarding. The skate sneaker styles ("Street Sneaker") are designed to appeal to the teenager whose casual shoe of choice is a skate or street sneaker and is intended to be retailed through specialty casual shoe stores and department stores. The other Skechers Sport footwear styles include comfort performance not available in the Street Sneaker styles. The Skechers Sport designs are light-weight constructions that include cushioned heels, polyurethane mid-soles, phylon and other synthetic outsoles and white leather or synthetic uppers such as durabuck and cordura and ballistic nylon mesh. The Skechers Sport features electric and technically inspired hues in addition to the traditional athletic white. Skechers Sport is marketed through traditional athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $40.00 to $65.00 for this category.

   Skechers Collection. The Skechers Collection features dress casual shoes designed to complement a young man's semi-formal attire. This category features more sophisticated designs influenced, in part, by prevailing trends in Italy and other European countries. As such, this footwear is more likely than other categories to be sourced from Italy and Portugal. Outsoles project a sleeker profile, while uppers are constructed of glossy, "box" leather and aniline, resulting in a highly polished appearance. Designs include monkstraps, wingtips, oxfords, cap toes and demi-boots and often feature blind-eyelets to enhance the sophisticated nature of the styling. Suggested retail price points range from $85.00 to $130.00 for this category.

   Skechers Kid's. The Skechers Kid's line features a range of products including boots, shoes and sneakers and is comprised primarily of shoes that are designed like their adult counterparts but in "takedown" versions, so that the younger set can wear the same popular styles as their older siblings and schoolmates. This "takedown" strategy maintains the integrity of the product in the premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we also adapt current fashion from our men's and women's lines by modifying designs and choosing colors and materials that are more suitable to the playful image we have established in the children's footwear market. We also have a Skechers Lights category, which is a line of lighted footwear combining sequencing patterns and lights in the outsole and other areas of the shoes. Our children's footwear is offered at retail prices ranging from $20.00 to $50.00.

   Somethin' Else from Skechers. The Somethin' Else from Skechers line, introduced in February 2001, is a young women's line that features an array of stylish shoes, boots and sandals for females between the ages of 12 and 24. This new line is expected to be available to consumers beginning Fall 2001. We designed the line to be a complementary line for the junior customer who already wears Skechers USA and Skechers Sport styles.

   Skechers by Michelle K. The Skechers by Michelle K line, also introduced in February 2001, is a new dress casual junior line for trend-savvy young women between the ages of 18 and 34. This new line is expected to be available in Fall 2001.

   We offer sandalized footwear which features open-toe and open-side constructions consistent with our offerings in the Skechers USA, Skechers Sport and Skechers Collection categories of footwear. Such footwear includes fisherman's sandals, shower sandals, beach sandals, slides, comfort-oriented land sandals and technically-inspired water sport sandals. Sandalized footwear includes both leather and synthetic constructions and may feature suede footbeds with form-fitting mid-soles. We typically deliver our sandalized footwear to retailers from February to August. Suggested retail price points range from $20.00 to $60.00 for this category.

PRODUCT DESIGN AND DEVELOPMENT

   We believe that our product success is related in a large part to our ability to recognize trends in the footwear markets and to design products which anticipate and accommodate consumers' ever-evolving preferences. We strive to analyze, interpret and translate current and emerging lifestyle trends. Lifestyle trend information is compiled by our designers through various methods designed to monitor changes in culture and society, including (i) review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media, (ii) travel to domestic and international fashion markets to identify and confirm current trends, (iii) consultation with our retail customers for information on current retail selling trends, (iv) participation in major footwear trade shows to stay abreast of popular brands, fashions and styles and (v) subscription to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret both our basic and current successful styles in the Skechers image.

   We intend to continue to leverage our reputation for quality products and our relationships with retailers through, among other things, the introduction of new styles in our existing and new categories of footwear. Also, we believe our in stock inventory program enhances our position with retailers. This program increases the availability of our best-selling products, which we believe has contributed to more consistent product flow to our retail customers and an increased ability to respond to reorder demand.

   Offer a Breadth of Innovative Products. We have continued to broaden our product line in an effort to reach a larger consumer base. In addition, offering a broader range of products allows us to increase sales to our current customer and consumer base. We offer a wide variety of different styles of footwear generally in three to four different colors and material variations and typically in 10 to 12 different sizes. These styles span a broad spectrum of product categories ranging from skate and street sneakers to fashion sneakers, from steel toe boots with heavy-lugged soles to casual dress shoes for men. We have developed this breadth of merchandise offerings in an effort to improve our ability to respond to changing fashion trends and customer preferences, as well as to limit our exposure to any single industry participant. We do not believe that any single industry participant competes directly with us across our entire product offering. Although major new product introductions take place in advance of both the spring and the fall selling seasons, we typically introduce new designs in to our existing lines every 30 to 60 days to keep current with emerging trends.

   Design Team. All of our footwear is designed with an active, youthful lifestyle in mind. The design team's primary mandate is to design shoes marketable to the 12 to 25 year old consumer. While these designs are contemporary in styling, we believe that substantially all of the line appeals to the broader 5 to 40 year old consumer. Although many of our shoes have performance features, such as hikers, trail runners, skate sneakers and joggers, we generally do not position our shoes in the marketplace as technical performance shoes. Our principal goal in product design is to generate new and exciting footwear with contemporary and progressive style features and comfort enhancing performance features. We do not believe that technology is a differentiating factor in marketing footwear in the casual shoe industry.

   The footwear design process typically begins about nine months before the start of a season. Skechers' products are designed and developed by our in-house staff. We also utilize outside design firms on an item-specific basis to supplement our design efforts. Separate design teams focus on each of the men's, women's and children's categories, and report to our senior design executives. The design process is extremely collaborative; members of the design staff meet weekly with the heads of retail and merchandising, sales, production and sourcing to further refine Skechers' products to meet the particular needs of our markets.

   After the design team arrives at a consensus regarding the fashion themes for the coming season, the group then translates these themes into Skechers products. These interpretations include variations in product color, material structure and decoration, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our prototype manufacturers located in Taiwan, which then forward design prototypes back to our domestic design team. New design concepts are often also reviewed by our major retail customers. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. Our design team can easily and quickly modify and refine a design based on customer input.

SOURCING

   A substantial portion of our products are produced in China. To date, products have been purchased in U.S. Dollars, although we cannot assure you that this will continue to be the case. We do not own or operate any manufacturing facilities. We believe the use of independent manufacturers increases our production flexibility and capacity while at the same time substantially reducing capital expenditures and avoiding the cost of managing a large production work force. We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 1.0% and 2.0% for 30 to 60 days financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. While we have long-standing relationships with many of our manufacturers and believe our relationships to be good, there are no long-term contracts between us and any of our manufacturers.

     We maintain an in-stock position for selected styles of footwear in order to minimize the time necessary to fill customer orders. In order to maintain an in-stock position, we place orders for selected footwear with our manufacturers prior to the time we receive customers' orders for such footwear. In order to reduce the risk of overstocking, we seek to assess demand for our products by soliciting input from our customers and monitoring retail sell-through. In addition, we analyze historical and current sales and market data to develop internal product quantity forecasts which helps reduce inventory risks.

   Asian Office. To safeguard product quality and consistency, we oversee the key aspects of the production process from prototyping through production to finished product. Monitoring is performed by our domestic production department and from our offices in China and Taiwan. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convict, forced, indentured labor (as defined under U.S. law) nor child labor (as defined by the manufacturer's country) is used in the production process, that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.

   Factories. Manufacturers are selected in large part on the basis of our prior experience with the manufacturer and the amount of available production capacity. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We also seek to use, whenever possible, manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. In addition, we source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. For the year ended December 31, 2000, we had four manufacturers which accounted for between 9% and 20%, each, of total purchases.

   Quality Control. We believe that quality control is an important and effective means of maintaining the quality and reputation of our products. Our quality control program is designed to ensure that finished goods not only meet our established design specifications, but also that all goods bearing our trademarks meet our standards for quality. Quality control personnel perform an array of inspection procedures at various stages of the production process, including examination and testing of (i) prototypes of key raw materials prior to manufacture, (ii) samples and materials at various stages of production and
(iii) final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee key phases of production. In addition, unannounced visits to the manufacturing sites, to further monitor compliance with our manufacturing specifications, are made by our employees and agents.

MARKETING AND PROMOTION

   Our marketing focus is to maintain and enhance recognition of the Skechers brand name as a casual, active youthful brand that stands for quality, comfort and design innovation. Senior management is directly involved in shaping our image and our advertising and promotional activities. Towards this end, we endeavor to spend between 8% and 10% of annual net sales in the marketing of our footwear through an integrated effort of advertising, promotions, public relations, trade shows and other marketing efforts, which we believe substantially heightens brand awareness.

   Advertising. We believe that our success to date is due in large part to our advertising strategies and methods. Our in-house marketing and advertising team has developed a comprehensive program to promote the Skechers brand name through lifestyle and image advertising. We have made a conscious effort to avoid the association of the Skechers name with any single category of shoe to provide merchandise flexibility and to aid the ability to take the brand and product design in the direction of evolving footwear fashions and consumer preferences. We use a variety of media for our national advertising. Print efforts are represented by one and two page ads displayed in popular fashion and lifestyle consumer publications that appeal to our target customer group. Our progressive television advertisements are primarily produced in-house and air frequently on top television shows. Different advertisements are created for each of the 5 to 9, 10 to 24 and 25 to 35 year old consumer groups.

   Certain of our retail accounts feature "in-store shop" formats in which we provide fixtures, signage and visual merchandise assistance in a dedicated floor space within the store. The design of our "in store shop" utilizes our distinct advertising strategies to promote brand recognition and differentiate our presence in the store from that of our competition. The installation of these "in-store shops" enables us to establish premium locations within the retailers and we believe it aids in increased sell-through and higher maintained margins for our customers. Our in-house display merchandising department supports retailers and distributors by developing point-of-purchase advertising to further promote our products in stores and to leverage the brand recognition at the retail level.

   Promotions. Our in-house promotions department is also responsible for building national brand name recognition. Teaming up with national retailers and radio stations, the promotions department is responsible for cross promotions, which help draw customers to retail store locations.

   Public Relations. Our in-house public relations department is also responsible for increasing our media exposure. Our objective is to communicate the Skechers image to the public and news media through the active solicitation of fashion editorial placements, arranging interviews for our key personnel and coordinating local publicity and special event programs for us. During 2000, we received notable press coverage in print publications including the New York Times, the Los Angeles Times, Investors Business Daily and BusinessWeek. Skechers was noted in the press in BusinessWeek's top 100 hot growth companies and ranked in the number five position; for receiving Footwear Plus' Young Women's Excellence in Design award; and, in DNR, as a top footwear brand for the Generation Y male. With our strategy tied to promoting the newest styles produced by the product development team, our products are often featured in fashion and pop culture magazines and in a select group of films and popular television shows.

   Endorsements. In 2000, we signed our first celebrity endorsement agreements in an effort to strategically leverage and market the Skechers brand to specific consumer groups. We signed singer Britney Spears for an international (worldwide excluding the United States) print media campaign through June 2002. We signed actor Matt Dillon for a Skechers Collection print media campaign, which will appear in magazines through January 2002. We also signed actor Rob Lowe for a limited term print media campaign. From time to time, we may sign other celebrities to endorse the brand and to strategically focus marketing, but there are currently no other endorsements planned.

   Trade Shows. To showcase the Skechers product to footwear buyers, we exhibited at 21 trade shows during 2000. We pride ourselves on having innovative and dynamic exhibits on the show floor. Designed in-house, our state-of-the-art trade show exhibits feature the latest products and provide a stage show featuring progressive music and nightclub lighting.

   Electronic Commerce and Mail-Order Catalog. During 2000, we continued the production and distribution of our mail order catalog. The mail order catalog offers a selection of the most popular products sold at retail. Concurrent with the distribution of each catalog, our interactive website (www.skechers.com) is expanded to include the offerings of the current catalog. Our website also features photos, interviews and information on Skechers-sponsored events. Our website and mail-order catalog are intended to further enhance the Skechers brand image.

DISTRIBUTION CHANNELS

   We have implemented a strategy of controlling the growth of the distribution channels through which our products are sold in order to protect the Skechers brand name, properly service customer accounts and better manage the growth of the business. We have limited distribution of our product to those retailers that we believe can best support the Skechers brand name in the market. By focusing on our existing accounts, we can deepen our relationships with our existing customers by providing a heightened level of customer service. We believe close relationships with our customers help us to maximize our (i) retail sell-through, (ii) maintained margins, (iii) inventory turns, (iv) and reduce our inventory markdowns and customer returns and allowances.

   Sales and Field Service Representatives. As of February 28, 2001, we had 102 and 15 sales and field service representatives, respectively. Each of the sales representatives is compensated on a salary plus commission basis; the representatives sell Skechers products exclusively. Senior management is actively involved in selling to and maintaining relationships with our major retail accounts. For the year ended December 31, 2000, the top five sales persons accounted for 36.1% of our net domestic wholesale sales. One of these salespersons generated 14.0% of our net domestic wholesale sales for the year ended December 31, 2000.

   The field service representatives ensure proper presentation of our merchandise and point-of-purchase marketing materials. Our sales and field service personnel work closely with the accounts to coordinate the appropriate inventory level and product mix that should be carried in each store in an effort to help retail sell-through and enhance the customer's product margin. Such information is then used as a basis for developing sales projections and product needs for such customers. This information in turn assists us with scheduling production. Along with a staff of in-house customer service employees, we are committed to achieving customer satisfaction and to building a loyal customer base by providing a high level of knowledgeable, attentive and personalized customer service.

   Concept Stores. As of December 31, 2000, we operated 24 concept stores at marquee locations in major metropolitan cities. The stores are typically designed to create a distinctive Skechers look and feel and enhance customer association of the Skechers brand with current youthful lifestyle trends and styles. The concept stores feature modern music and lighting and present an open floor design to allow customers to readily view the merchandise on display. These concept stores serve a threefold purpose in our operating strategy. First, concept stores showcase a wide range of our product offerings for the current season, providing the customer with the entire product story. In contrast, we estimate that our average retail customer carries no more than 5.0% of the complete Skechers line.

Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage and store front presentation. Third, our concept stores also serve as marketing and product testing venues by providing rapid product feedback. We believe that product sell-through information derived from our concept stores enables our sales, merchandising and production staff to respond quickly to market changes and new product introductions. We occasionally order limited production runs which may initially be tested in Skechers' concept stores. By working closely with store personnel, we obtain customer feedback that often influences product design and development. We believe that sales in our retail stores can help forecast sales in national retail stores. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. We adjust our product and sales strategy based upon seven to 14 days of retail sales information.

   We seek to instill enthusiasm and dedication in our concept store management personnel and sales associates through incentive programs and regular communication with store personnel. Sales associates receive commissions on sales with a guaranteed minimum compensation. Concept store managers receive base compensation plus incentive compensation based on sales. We have well-established concept store operating policies and procedures and utilizes an in-store training regimen for all new store employees. Merchandise presentation instructions and detailed product descriptions also are provided to sales associates to enable them to gain familiarity with Skechers product offerings.

   Factory and Warehouse Outlet Stores. As of December 31, 2000, we also operated 28 factory and warehouse outlet stores that enable us to liquidate excess, discontinued and odd-size inventory in a cost-efficient manner. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points. The factory outlet stores are generally located in manufacturers' outlet centers throughout the country. Our factory outlet stores have enabled us to increase sales in certain geographic markets where our products were not previously available and to consumers who favor value-oriented retailers. The outlets provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Our free-standing warehouse outlet stores enable us to liquidate other excess merchandise, discontinued lines and odd sizes. We strive to geographically position our factory and warehouse outlet stores to areas not supported by traditional footwear retailers that would carry our brand.

   Other Direct Distribution Outlets. Our mail-order catalog and website act as sales vehicles. We believe that these distribution channels will not become a significant portion of total revenues for us in the near term; however, we believe that they may present attractive long-term opportunities with minimal near-term costs.

INTERNATIONAL OPERATIONS

   Although our primary focus is on the domestic market, we presently market our products in countries and territories in Europe, Asia and selected other foreign regions. We derive revenues and earnings from outside the United States from three principal sources: (i) sales of our footwear directly to foreign distributors who distribute such footwear to department stores and specialty retail stores, (ii) in France and Germany, we sell footwear directly to department stores and specialty retail stores and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our products outside the United States.

   We believe that international distribution of our products may represent a significant opportunity to increase revenues and profits. Although we are in the early stages of our international expansion, our products are currently sold in more than 100 countries and territories. Our goal is to increase international sales, through both foreign distributors and directly, by heightening our international marketing presence in those countries. During 2000, we continued our international advertising campaigns, which are designed to establish Skechers as a global brand synonymous with casual shoes. We are also exploring further direct sales to retailers in certain European countries. In February 2001, we announced the creation of Skechers USA Ltd., a subsidiary with its headquarters in London, England. Skechers USA Ltd. will organize its operations in the United Kingdom and Ireland and establish direct control over wholesale distribution, merchandising, and marketing in that region. In addition, we are selectively opening flagship retail stores internationally on our own or through joint ventures. In February and March 2001, we opened our first flagship retail stores on Oxford Street in London and in the prestigious Centro Mall in Oberhausen, Germany, respectively. We also plan to open a flagship store at the Forum Les Halles in Paris by the end of Spring 2001.

DISTRIBUTION FACILITY

   We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes and either shipped to our approximately 962,000 square feet of Skechers managed distribution centers located in Ontario, California, or shipped directly from the manufacturer to our international customers. During 2000, we increased our distribution capacity with the purchase of an approximately 264,000 square foot distribution center located in Ontario, California. We lease the remaining distribution space of approximately 698,000 square feet.

POTENTIAL LICENSING ARRANGEMENTS

   We believe that selective licensing of the Skechers brand name to non-footwear-related manufacturers may broaden and enhance the Skechers image without requiring significant capital investments or additional incremental operating expenses by us. From time to time, we have experimented with certain manufacturers on a very limited basis to study the potential impact of licensing the brand. We periodically review potential internationally licensing arrangements for footwear in various geographical regions that present favorable business opportunities. We believe that revenues from licensing agreements will not provide a significant portion of our net revenues in the near term; however, we believe that licensing arrangements may present attractive long-term opportunities with minimal near-term costs.

BACKLOG

   We generally receive the bulk of our orders for each of the spring and fall seasons a minimum of three months prior to the date the products are shipped to customers. At December 31, 2000, our backlog was $221.6 million, compared to $121.7 million at December 31, 1999. While backlog orders are subject to cancellation by customers, we have not experienced significant cancellation of orders in the past and we expect that substantially all the orders will be shipped in fiscal 2001. However, for a variety of reasons, including the timing of shipments, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period.

INTELLECTUAL PROPERTY RIGHTS

   We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 81 foreign countries. We also have design patents, and pending design and utility patent applications, in both the United States and various foreign countries. We continuously look to increase the number of our patents and trademarks, both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

   We rely on trademark, patent, copyright, trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, tradenames and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Skechers trademark. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot assure you that we will be successful in this regard. We cannot assure you that third parties will not assert intellectual property claims against us in the future. Furthermore, we cannot assure you that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations. We have sued and have been sued by third parties for infringement of intellectual property. It is our opinion that none of these claims have materially impaired our ability to utilize our trademarks.

   The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, we cannot assure you that these efforts will be successful or that the costs associated with protecting our rights in certain jurisdictions will not be prohibitive. From time to time, we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. We cannot assure you that actions taken by us to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party's products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Skechers brand, result in the shift of consumer preferences away from us and generally have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

   Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions, Steven Madden, Ltd. and Wolverine World Wide, Inc. Our athletic shoes compete with brands of athletic footwear offered by companies such as Nike, Inc., Reebok International Ltd., Adidas-Salomon AG and New Balance. Our children's shoes compete with brands of children's footwear offered by The Stride Rite Corporation. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish Skechers in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than us. We cannot assure you that we will be able to compete successfully against present or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

   As of February 28, 2001, we employed 1,666 persons, 917 of which were employed on a full-time basis and 749 of which were employed on a part-time basis. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We offer our employees a discount on Skechers merchandise to encourage enthusiasm for the product and Skechers loyalty.

RISK FACTORS

        In addition to the other information in this Form 10-K, the following factors should be considered in evaluating us and our business.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RESPOND TO CHANGING CONSUMER DEMANDS AND TO IDENTIFY AND INTERPRET FASHION TRENDS.

     The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. If we do not continue to meet changing consumer demands or develop successful styles in the future, then we may not be successful. Sometimes, we must make decisions about product designs several months in advance. If we fail to anticipate, identify or react appropriately to changes in styles and trends our failure may result in lower sales, excess inventories, higher inventory markdowns, and impaired brand image.

     A failure to anticipate trends may also lead to lower gross margins as a percentage of net sales since we may have to provide allowances and discounts to retailers. Conversely, if we fail to anticipate consumer demand for our products, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

CONSUMERS MAY CONSIDER OUR BRAND OUTMODED.

     Even if we react appropriately to changes in consumer preferences, there is always a risk that consumers may consider our brand image to be outmoded or associate the brand with styles of footwear that are no longer popular. As a result of these risks, several footwear companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses which, in some cases, have resulted in a decision to cease doing business.

OUR NEW STYLES OF FOOTWEAR MAY NOT BE POPULAR.

     We intend to market new lines of footwear in the future. Demand for and market acceptance of these new products are uncertain. In addition, achieving market acceptance for new products may require substantial marketing efforts. We cannot be sure that our marketing efforts will be successful or that we will have the funds necessary to sufficiently market the new products. Our growth and profitability could be materially and adversely impacted if our marketing efforts and new products are not successful.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF ANY STYLE OF FOOTWEAR REPRESENTS A SUBSTANTIAL PORTION OF OUR NET SALES.

     If consumer demand for a style or group of styles that represents a substantial portion of our net sales decreases then our business may be adversely affected. In the past, we have experienced decreased consumer demand for a style of footwear that represented a significant portion of our sales and our gross sales were adversely affected as a result. This style no longer represents a significant portion of our sales. We now offer a broad range of products and no style comprised over 10% of our gross wholesale sales, net of discounts, for the year ended December 31, 2000. Nonetheless, it is always possible that fluctuations in sales of styles that represent a significant portion of our net sales will occur in the future. Such fluctuations could have harm our business.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, IT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     In the past, we have experienced rapid growth and we intend to continue to pursue an aggressive growth strategy by expanding our marketing and promotion efforts, frequently introducing new products, broadening our lines of casual and performance footwear, and increasing our international market. Our growth strategy may place a significant strain on our finances, management and other resources. Our future performance will depend on various factors, including our ability to manage increased sales and additional retail stores, manage change in our domestic and international operations, attract, train, manage and retain management, sales, marketing and other key personnel, and continue to improve our operational and financial control systems, infrastructure and management information systems. We cannot be sure that these expansion efforts will be successfully completed or that they will not interfere with existing operations. If our management cannot manage growth effectively it could harm our business.

WE MAY BE UNABLE TO SUSTAIN OUR PRIOR RATE OF GROWTH.

     We have grown quickly since we started our business. Our net sales increased at a compound annual growth rate of 39.7% from $90.8 million in 1994 to $675.0 million in 2000. From 1999 to 2000, we experienced a 59% increase in net sales and 109% increase in earnings from operations. Our future rate of growth will depend upon, among other things, the continued success of our efforts to expand our footwear offerings and distribution channels. Our profitability in any calendar quarter depends, in part, upon the timing and level of advertising and trade show expenditures, and shipments of seasonal merchandise. Our rate of growth may decline or we may not be profitable in any quarter of any succeeding fiscal year. Furthermore, as our business becomes larger, we may not be able to maintain our prior growth rate. Our current growth strategy includes further penetration of existing retail accounts, opening retail stores in selected locations, increasing our international operations, and distributing in countries where we have little distribution experience or where our brand name is not well known. Our future success depends on various factors, including (i) the strength of our brand name, (ii) market success of current and new products, (iii) competitive conditions and our ability to manage increased sales and additional retail stores, (iv) the availability of desirable locations, and (v) increasing sales to existing customers. We cannot assure you that our current growth strategy or other growth strategies will be successful or that our sales or earnings will increase as a result of the implementation of such efforts.

OUR BUSINESS MAY BE NEGATIVELY IMPACTED AS A RESULT OF CHANGES IN THE ECONOMY.

     Our industry is dependent on the general economic environment and levels of consumer spending which affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. We may not be able to increase our sales to existing customers, open and operate new retail stores or increase our international operations on a profitable basis or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, operating results and margins could be adversely impacted if we do not continue to grow as anticipated.

OUR INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY EFFECT OUR BUSINESS.

     Substantially all of our net sales for the year ended December 31, 2000 were derived from sales of footwear manufactured in other foreign countries, with most manufactured in China. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including (i) work stoppages, (ii) transportation delays, (iii) changing economic conditions, (iv) expropriation, (v) international political tension,
(vi) political and social unrest, (vii) nationalization, (viii) the imposition of tariffs, (ix) import and export controls and other nontariff barriers, (x) exposure to different legal standards (particularly with respect to intellectual property), (xi) compliance with foreign laws, and (xii) changes in domestic and foreign governmental policies. Each of these risks could harm our business.

     In addition, if we, or our suppliers, violate U.S. laws or regulations we may be subjected to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of U.S. laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations under U.S. or foreign laws. These risks could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our business, financial condition and results of operations. We continue to monitor the political and economic stability of the Asian countries with which we conduct business.

WE COULD BE ADVERSELY AFFECTED IF THE CHINESE GOVERNMENT CHANGES ITS POLICIES TOWARDS THE UNITED STATES OR NATIONALIZES PRIVATE ENTERPRISE.

     Over the past several years, the Chinese government has pursued economic reform policies and has encouraged greater private economic activity and economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Manufacturers with whom we work could be affected by changes in policies by the Chinese government resulting in changes in laws, regulations, or their interpretation, the imposition of confiscatory taxation, restrictions on currency conversion or imports, and changes in the sources of supply. These risks could harm our business.

WE COULD SUFFER LOSSES FROM CORRUPT OR FRAUDULENT BUSINESS PRACTICES.

     Conducting business in China is inherently risky. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices are common in China. We could suffer losses from these practices if we do not implement successful preventative measures.

WE COULD BE ADVERSELY BE AFFECTED BY CURRENCY FLUCTUATIONS.

     Even though we have not experienced material losses as a result of fluctuations in the value of foreign currencies, our net sales and cost of goods sold are denominated in U.S. Dollars and we do not engage in currency hedging, therefore we could be adversely affected by currency fluctuations in the future.

TRADE RESTRICTIONS COULD HARM OUR BUSINESS.

     Our products are subject to certain quotas and restrictions on foreign products in some of the foreign countries where our footwear is sold. To date, these quotas have not had a material adverse effect on our business, financial condition or results of operations. However, the quotas or restrictions may be modified or altered at any time. In addition, countries where our products are manufactured may impose new quotas or adjust existing quotas or other restrictions on exported products. The United States might also impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse effect on our business, financial condition and results of operations. New duties, tariffs or other restrictions could also affect our ability to import products at our current levels or at increased levels and, consequently, harm our business. If tariffs or duties on our products are raised or made more restrictive, it may result in higher costs and could negatively impact our business.

WE DEPEND ON CONTRACT MANUFACTURERS.

     Our footwear products are currently manufactured by independent contract manufacturers. For the year ended December 31, 2000, the top four manufacturers of our manufactured products produced approximately 9%-20% each of total purchases. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. Although we have established close working relationships with our principal manufacturers, we must maintain those relationships and develop new relationships with additional manufacturers. It is possible that we may experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our business.

     If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products, which could have a material adverse effect on our business, financial condition and results of operations. Although we believe that we could find alternative manufacturers within 90 to 120 days, new manufacturing relationships involve various uncertainties, including payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control, and timeliness of delivery. We may be unable to establish new manufacturing relationships that will be as favorable as the relationships we have now. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed, our business could be harmed.

OUR BUSINESS COULD BE NEGATIVELY IMPACTED IF OUR CONTRACT MANUFACTURERS VIOLATE THE LAW.

     We require our independent contract manufacturers to operate in compliance with applicable laws and regulations. We also require our manufacturers to certify that neither convict, forced, indentured labor (as defined under U.S.
law) nor child labor (as defined by the manufacturer's country) is used in the production process, that compensation will be paid in accordance with local law and that the factory is in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, we do not control these vendors or their labor practices. If one of our independent contract manufacturers violates the labor or other laws, it could result in adverse publicity for us and harm our business. In addition, if the United States Customs Service determines that laws or regulations have been violated or that we failed to exercise reasonable care in our obligations to comply with these laws or regulations we may incur significant penalties that maybe monetary or otherwise.

WE ARE DEPENDENT ON KEY CUSTOMERS.

     During the year ended December 31, 2000, our net sales to our five largest customers accounted for approximately 26.5% of total net sales. No one customer accounted for 10.0% or more of net sales during the year ended December 31, 2000. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry has experienced consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivables of major customers in excess of amounts that we have insured. As of December 31, 2000, we had one customer that accounted for 15.3% of trade accounts receivable. If we lose a major customer, experience a significant decrease in sales to a major customer, or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

WE DO NOT HAVE NON-COMPETITION AGREEMENTS WITH OUR SALESPERSONS.

     We have entered into employment agreements with each of our salespersons. Although these employment agreements require our salespersons to keep certain information confidential, we have not entered into separate non-competition agreements with them. In addition, if a salesperson leaves or is terminated, service may be disrupted to the customers who were serviced by this salesperson. These factors could harm our business.

SEASONAL FLUCTUATIONS IN DEMAND FOR FOOTWEAR AND DELIVERY DELAYS MAY AFFECT OUR QUARTERLY NET SALES.

     Sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters. During 2000, we continued to address seasonal fluctuations by introducing new styles that addressed seasonal demands. We have experienced and expect to continue to experience some variability in our net sales, operating results and net earnings on a quarterly basis.

     Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Delays in scheduling or pickup which are beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of new retail store openings, and (viii) actions by competitors. Due to these and other factors, the results for any particular quarter are not necessarily indicative of results for the full year. This cycle and any related fluctuations in consumer demand could have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO MAINTAIN APPROPRIATE LEVELS OF INVENTORY, OUR BUSINESS COULD BE HARMED.

     We place orders with our manufacturers for some of our products prior to the time we receive all of our customers' orders. We do this to minimize purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we cannot assure you that we will be able to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices could significantly impair our brand image and could have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE SIGNIFICANT CAPITAL REQUIREMENTS AND EXPENDITURES AS A RESULT OF OUR AGGRESSIVE GROWTH STRATEGY.

     We expect that cash flow from operations, available borrowings under our revolving line of credit, cash on hand and our financing arrangements will be sufficient to provide us with the liquidity to fund our anticipated working capital and capital requirements through 2001. We will, however, have significant working capital requirements and capital expenditures as a result of our aggressive growth strategy. Our future capital requirements will depend on factors such as (i) the levels at which we maintain inventory, (ii) the market acceptance of our footwear, (iii) the levels of promotion and advertising required to promote our footwear, (iv) the extent to which we invest in new product design, (v) improvements to our existing product design, and (vi) the number and timing of new store openings.

     If available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be sure that additional financing will be available or that, if available, it can be obtained on terms that will be favorable to us. If we fail to obtain such financing, we may not be able to complete our planned expansion and our business could be harmed. In addition, if we raise additional capital through the sale of additional equity or convertible securities, our stockholders' ownership may be diluted.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN EXISTING PERSONNEL, OUR BUSINESS COULD BE HARMED.

     Our future success depends upon the continued services of Robert Greenberg, Chairman of the Board and Chief Executive Officer, Michael Greenberg, President, and David Weinberg, Executive Vice President and Chief Financial Officer. Each of these officers currently has a three-year employment contract with us, each agreement was entered into on June 14, 1999. These agreements do not have non-competition provisions upon termination of employment. The loss of the services of any of these individuals or any other key employee could have a material adverse effect on our business, financial condition and results of operations. We maintain $5.0 million of "key man" life insurance on the life of Robert Greenberg. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense. Furthermore, we may not be successful in identifying, attracting and retaining qualified employees in the future. The loss of key employees or the inability to hire or retain qualified employees in the future could harm our business.

ONE PRINCIPAL STOCKHOLDER IS ABLE TO CONTROL SUBSTANTIALLY ALL MATTERS REQUIRING A VOTE OF OUR STOCKHOLDERS.

     Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owns 72.7% of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of the stockholders. As a result, Mr. Greenberg holds approximately 69.0% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of Class A Common Stock. The differential in the voting rights may adversely affect the value of the Class A Common Stock to the extent that investors or any potential future purchaser view the superior voting rights of the Class B Common Stock to have value.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER, WHICH MAY CAUSE A DECLINE IN THE VALUE OF OUR STOCK.

     Provisions of Delaware law, our certificate of incorporation, or our bylaws could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Mr. Greenberg's substantial beneficial ownership position, together with the authorization of Preferred Stock, the disparate voting rights between the Class A and Class B Common Stock, the classification of the Board of Directors and the lack of cumulative voting in our certificate of incorporation and bylaws, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our Class A Common Stock at a premium over the market price of the Class A Common Stock and may adversely affect the market price of the Class A Common Stock.

WE CANNOT ASSURE YOU THAT THE TRADING MARKET FOR OUR CLASS A COMMON STOCK WILL REMAIN ACTIVE, AND THE PRICE OF OUR STOCK MAY BE VOLATILE.

   The market price of our Class A Common Stock has been extremely volatile. During 2000, our Class A Common Stock reached a high of $19.94 per share and a low of $3.25. On December 31, 2000, the closing market price was $15.50 per share. The market price for shares of our Class A Common Stock may continue to fluctuate based upon a number of factors, including, without limitation (i) business performance, (ii) news announcements, (iii) quarterly fluctuations in our financial results, (iv) changes in earnings estimates, (v) recommendations by analysts, (vi) changes in general economic and market conditions, or (vii) a failure to meet the expectations of securities analysts or investors in a future quarter. These same factors could have a material adverse effect on the market price of our Class A Common Stock.

THE SALES OF SUBSTANTIAL AMOUNTS OF OUR CLASS A COMMON STOCK IN THE PUBLIC MARKET OR THE PROSPECT OF SUCH SALES COULD MATERIALLY AND ADVERSELY AFFECT THE MARKET PRICE OF THE CLASS A COMMON STOCK.

     As of March 26, 2001, we had outstanding 12,546,972 shares of Class A Common Stock. In addition, we had outstanding 23,505,451 shares of Class B Common Stock, all of which are convertible into Class A Common Stock on a share-for-share basis at the election of the holder or upon transfer or disposition to certain persons. The 12,546,972 shares of Class A Common Stock are eligible for sale in the public market without restriction. The 23,505,451 shares of Class B Common Stock are restricted in nature and are saleable pursuant to Rule 144 under the Securities Act of 1933.

     As of March 26, 2001, Robert Greenberg, Chairman of the Board and Chief Executive Officer, and Michael Greenberg, President, beneficially own an aggregate of 18,948,619 shares of Class B Common Stock. Robert and Michael Greenberg have also received certain registration rights to sell shares of Class A Common Stock which will be issuable upon conversion of their shares of Class B Common Stock in the public market. Shares of Class A Common Stock reserved for issuance pursuant to our Stock Option Plan and the 1998 Employee Stock Purchase Plan have also been registered under the Securities Act of 1933.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS AND REPORTS PREPARED BY ANALYSTS.

     The Form 10-K contains or incorporates forward-looking statements. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "endeavors," "may," "will," "intends," "estimates" and similar expressions, whether in the negative or affirmative. Although we believe that these forward-looking statements reflect our plans, intentions and expectations reasonably, we may not actually achieve these plans, intentions or expectations. In addition, the risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.


ITEM 2. PROPERTIES

   Our corporate headquarters and additional administrative offices are located at four premises in Manhattan Beach, California, and consist of an aggregate of approximately 100,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The leased property expires between February 2002 and February 2008, with options to extend in some cases, and the current aggregate annual rent is approximately $1.1 million.

   We also lease space for our distribution centers and our retail stores. These leased facilities aggregate approximately 1.0 million square feet, with an annual aggregate base rental of approximately $10.7 million, plus, in some cases, a percentage of the store's gross sales in excess of the base annual rent. The terms of these leases vary as to duration and rent escalation provisions. We have also signed leases for retail stores expected to be opened in 2001. In general, the leases expire between January 2002 and August 2011 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

   During 2000, we purchased an administrative office building in Manhattan Beach, California with approximately 63,000 square feet of office space. The purchase price was $14.5 million and the acquisition was financed, in part, with a bank loan of $10,850,000. We also purchased an approximately 264,000 square foot distribution facility located in Ontario, California. The purchase price was $11,450,000, and the acquisition was financed, in part, with a bank loan of $7,850,000.

   In February 2001, we completed the purchase of three adjacent properties located in Manhattan Beach, California for a total of $4,500,000. We financed the purchase of the properties through internally generated funds and currently available short-term borrowings. We intend to build additional administrative offices on these properties.


ITEM 3. LEGAL PROCEEDINGS

   On June 14, 1999, a complaint captioned R. GRIGGS GROUP LIMITED V. SKECHERS U.S.A., INC. was filed against Skechers in the United States District Court, Northern District of California (San Francisco Division), Case No. 99-2862. R. Griggs Group Limited manufactures and markets footwear including Dr. Martens. The complaint alleged various causes of action, including Federal, state and common law unfair competition and Federal and state dilution, with respect to certain trade dress of certain styles of footwear, and fraud and deceit regarding the plaintiff's alleged postponement of the filing of the action. The complaint was resolved in February 2000. The parties have settled the matter and a final settlement agreement has been signed. The terms are confidential but Skechers can disclose that the settlement did not require payment of any money by Skechers. The non-monetary terms will not have a material impact on the Skechers' financial position or results of operations.

   On December 29, 1999, a complaint captioned SHAPIRO, ET AL., V. SKECHERS U.S.A., INC., ET AL. was filed against Skechers and two of its officers and directors in the United States District Court, Central District of California, Case No. 99-13559. The complaint is a purported class action claiming damages for alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The complaint also names as defendants the underwriters for Skechers' June 9, 1999 initial public offering of its Class A Common Stock. On January 12, 2000, a complaint captioned Abraham, et al., v. Skechers U.S.A., Inc., et al. was filed against Skechers and two of its officers and directors in the United States District Court, Central District of California, Court Case No. 00-00471. The complaint is a purported class action claiming damages for alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. On January 24, 2000, a complaint captioned Astrolio, et al., v. Skechers U.S.A., Inc., et al. was filed against Skechers and two of its officers and directors in the United States District Court, Central District of California, Case No. 00-00772. The complaint is a purported class action claiming damages for alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The complaint also names the underwriters for Skechers' initial public offering of its Class A Common Stock as defendants in the case. On January 19, 2000, a complaint captioned Pugliesi, et al., v. Skechers U.S.A., Inc., et al. was filed against Skechers and two of its officers and directors in the United States District Court, Central District of California, Case No. 00-00631. The complaint is a purported class action claiming damages for alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.

   All four securities actions were subsequently consolidated into one matter and a consolidated complaint was filed on June 1, 2000. The consolidated complaint named as defendants Skechers, two officers of Skechers, and the underwriters of Skechers' initial public offering of its Class A Common Stock on June 9, 1999. The class alleged in the consolidated complaint, consists of all persons who purchased securities in, or traceable to, Skechers' initial public offering of its Class A Common Stock on June 9, 1999 or thereafter on the open market prior to June 15, 1999.

   In response to the consolidated complaint, Skechers filed a motion to dismiss the entire case. On September 25, 2000, a tentative order was issued to dismiss the consolidated complaint in its entirety, with leave to amend. As of December 31, 2000, a final order has not issued. Thus, as these matters are still in the pleading stage and no discovery has been conducted, neither Skechers nor Skechers' counsel are able to conclude as to the potential likelihood of an unfavorable outcome. In any event, Skechers is vigorously defending the claims and believes that our defenses are meritorious. Skechers also maintains insurance that we believe covers all the matters alleged in the consolidated complaint as currently pled. Accordingly, Skechers has not provided for any potential losses associated with these lawsuits.

   On September 29, 2000, a complaint captioned MADISON TRADING LIMITED CORPORATION AND MERCURY INTERNATIONAL TRADING CORPORATION V. SKECHERS USA, INC., LOVITT FILMS, INC. AND BERT LOVITT was filed against Skechers in the United States District Court in Massachusetts, Civil Case No. CV-12016JLT. The lawsuit alleges quantum meruit, intentional interference with contract, intentional interference with advantageous relationship, unfair practices and declaratory relief arising out of a business arrangement between Skechers and inventor Bert Lovitt. The complaint seeks an injunction preventing Skechers from using certain technology, compensatory damages, exemplary damages and treble damages. The court denied the plaintiffs' motion for a preliminary injunction. While it is too early to predict what the outcome of such suit will be, Skechers denies liability and will defend itself vigorously. Nonetheless, there is no basis to believe that an adverse result would have a material impact on operations or financial results. Accordingly, Skechers has not provided for any potential losses associated with this lawsuit.

   We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to our security holders to be voted on during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Skechers' Class A Common Stock began trading on the New York Stock Exchange on June 9, 1999 after Skechers completed an initial public offering of 7,000,000 shares of Class A Common Stock at $11.00 per share. Skechers' Class A Common Stock trades under the symbol "SKX". The following table sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock.

                                                          HIGH     LOW
                                                         ------   -----
      YEAR ENDED DECEMBER 31, 2000
      First Quarter..................................    $ 7.69   $3.25
      Second Quarter.................................     16.31    7.50
      Third Quarter..................................     19.94   12.50
      Fourth Quarter.................................     16.75   11.44

      YEAR ENDED DECEMBER 31, 1999
      Second Quarter(1)..............................    $11.81   $9.75
      Third Quarter..................................     10.25    4.75
      Fourth Quarter.................................      5.19    3.44

----------

(1) For the period from June 9, 1999 to June 30, 1999.

   As of March 26, 2001, there were 63 holders of record of Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 9 holders of record of Skechers' Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

   In May 1992, Skechers elected to be treated for Federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable state laws. As a result, earnings of Skechers, since such initial election, were included in the taxable income of Skechers' stockholders for Federal and state income tax purposes, and Skechers was not subject to income tax on such earnings, other than franchise and net worth taxes. Prior to the closing of Skechers' initial public offering of its Class A Common Stock on June 9, 1999, Skechers terminated its S Corporation status, and since then Skechers has been treated for Federal and state income tax purposes as a corporation under Subchapter C of the Code and, as a result, had become subject to state and Federal income taxes. By reason of Skechers' treatment as an S Corporation for Federal and state income tax purposes, Skechers, since inception, had provided to its stockholders funds for the payment of income taxes on the earnings of Skechers. Skechers declared distributions relating to its S Corporation status of $7.9 million in 1998 and $35.4 million in 1999 ("S Corporation Distributions"), $21.0 million of which was paid from a portion of the net proceeds of Skechers' initial public offering of its Class A Common Stock.

   In connection with Skechers' initial public offering of its Class A Common Stock and the termination of Skechers' S Corporation tax status, Skechers entered into a tax indemnification agreement with each of its stockholders. The agreement provides that Skechers will indemnify and hold harmless each of the stockholders for Federal, state, local or foreign income tax liabilities, and costs relating thereto, resulting from any adjustment to Skechers' taxable income that is the result of an increase in or change in character of, Skechers' income during the period it was treated as an S Corporation up to Skechers' tax savings in connection with such adjustments. The agreement also provides that if there is a determination that Skechers was not an S Corporation prior to the initial public offering of its Class A Common Stock on June 9, 1999, stockholders will indemnify Skechers for the additional tax liability arising as a result of such determination. The stockholders will also indemnify Skechers for any increase in Skechers' tax liability to the extent such increase results in a related decrease in the stockholders' tax liability.

   Purchasers of shares in the initial public offering of its Class A Common Stock on June 9, 1999 did not receive any portion of the S Corporation Distributions. Skechers has never declared or paid dividends on its Class A Common Stock. Skechers currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following tables set forth selected consolidated financial data of Skechers as of and for each of the years in the five-year period ended December 31, 2000.

                             SUMMARY FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                            YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                            1996         1997         1998         1999         2000
                                          --------     --------     --------     --------     --------
STATEMENT OF OPERATION DATA:
  Net sales .........................     $115,410     $183,827     $372,680     $424,601     $675,036
  Gross profit ......................       34,211       68,723      154,580      174,608      284,225
  Operating expenses:
     Selling ........................       11,739       21,584       49,983       57,332       77,451
     General and administrative .....       18,939       32,397       71,461       79,114      125,827
  Earnings from operations ..........        5,125       15,636       33,991       38,830       81,263
  Interest expense ..................        3,231        4,186        8,631        6,554        9,230
  Earnings before income taxes ......        1,955       11,413       25,121       32,691       72,351
  Net earnings ......................        1,910       11,023       24,471       24,056       43,751

PRO FORMA OPERATIONS DATA:(1)
  Earnings before income taxes ......     $  1,955     $ 11,413     $ 25,121     $ 32,691     $ 72,351
  Income taxes ......................          782        4,565       10,048       12,880       28,600
  Net earnings ......................        1,173        6,848       15,073       19,811       43,751
  Net earnings per share:(2)
     Basic ..........................     $   0.04     $   0.25     $   0.54     $   0.62     $   1.24
     Diluted ........................     $   0.04     $   0.23     $   0.49     $   0.60     $   1.20
  Weighted average shares:(2)
     Basic ..........................       27,814       27,814       27,814       31,765       35,142
     Diluted ........................       29,614       29,614       30,610       33,018       36,563

                                                               AS OF DECEMBER 31,
                                          ------------------------------------------------------------
BALANCE SHEET DATA:                         1996         1997         1998         1999         2000
-------------------                       --------     --------     --------     --------     --------
Working capital .....................     $ 11,987     $ 17,081     $ 23,106     $ 65,003     $ 93,305
Total assets ........................       42,151       90,881      146,284      177,914      303,400
Total debt ..........................       25,661       39,062       70,933       33,950       85,321
Stockholders' equity ................        3,336       11,125       27,676       86,000      134,046

----------

(1) Reflects adjustments for Federal and state income taxes for 1996 through 1999 assuming Skechers had been taxed as a C Corporation rather than as an S Corporation for the full year.

(2) Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding gives effect to the sale by Skechers of those shares of common stock necessary to fund the payment of
    (i) stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for both 1997 and 1998, and January 1, 1999 to June 7, 1999 for 1999, based on an initial public offering price of $11 per share, net of underwriting discounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Securities Act and the Securities Exchange Act, which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "plans," "expects," "endeavors," "may," "will," "intends," "estimates" and similar expressions that are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors set forth in "Risk Factors" and elsewhere in this report.

OVERVIEW

   Skechers has realized rapid growth since inception, increasing net sales at a compound annual growth rate of 39.7% from $90.8 million in 1994 to $675.0 million in 2000. This momentum continued into 2000 with a 59.0% increase in sales and a 109.3% increase in earnings from operations, as compared to 1999. During 1998 and 1999, our gross margins as a percentage of net sales remained relatively constant at 41.5% and 41.1%, respectively, and during 2000, gross margins improved to 42.1% of net sales. Operating margin as a percentage of net sales also increased from 9.1% in each of 1998 and 1999 to 12.0% in 2000. In the future, our rate of growth will be dependent upon, among other things, the continued success of our efforts to expand our footwear offerings within the Skechers brand or developing alternative, successful brands. We cannot assure you that the rate of growth will not decline in future periods or that we will improve or maintain operating margins.

   As our sales growth has accelerated, we have focused on investing in our infrastructure to support continued expansion in a disciplined manner. Major areas of investment have included expanding our distribution and administrative facilities, hiring additional personnel, developing product sourcing and quality control offices in China and Taiwan, upgrading our management information systems, developing and expanding our retail stores and expanding the offerings available through our web site and direct mail catalog. We have established this infrastructure to achieve further economies of scale in anticipation of continued increases in sales. Because expenses relating to this infrastructure are fixed, at least in the short-term, operating results and margins would be adversely affected if we do not achieve anticipated continued growth.

   We have implemented a strategy of controlling the growth of the distribution channels through which our products are sold in order to protect the Skechers brand name, properly service customer accounts and better manage the growth of the business. Increasing sales depend on various factors, including strength of our brand name, competitive conditions, and our ability to manage the increased sales and stores. We cannot assure you that our growth strategy will be successful or that our sales or earnings will increase as a result of the implementation of such efforts.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Net Sales

   Net sales for 2000 were $675.0 million, an increase of $250.4 million or 59.0% over 1999 net sales of $424.6 million. The substantial increase in net sales continues to be driven by increases in our wholesale revenues, which increased 59.0% over last year. In addition, we realized a 51.5% increase in wholesale units sold, to 29.4 million units in 2000 from 19.4 million units in 1999. The increase in the wholesale business is primarily due to expansion of the domestic sales force, continued consumer acceptance of the company's product offerings, and increased marketing campaigns. During 2000, we continued to introduce, and generate sales from, new product categories in the women's, men's, children's athletic shoes, and our men's quality dress line. Retail sales for 2000 also increased over 1999 due to increased sales at those stores opened at least one year and from the addition of 10 new locations added during 2000. Mail order sales in 2000 also increased over 1999 due to an increase in the number of mailings and an increase in the circulation of the mailings. Fiscal year 2000 international sales increased over last year primarily due to increased brand acceptance and increased advertising campaigns.

   During 2000, we continued to increase our focus on international sales, through such measures as the establishment of an international infrastructure, creation of an international subsidiary (Skechers USA, Ltd.), selling direct to department stores and specialty retailers, the opening of concept stores in London and Germany, and the signing of a lease for a concept store in France, scheduled to open during May 2001. In addition, we have signed celebrity endorsements that will be used in various international marketing campaigns through the middle of 2002.

Gross Profit

   In 2000, gross profit increased to $284.2 million, a 62.8% increase over gross profit of $174.6 million in 1999. Gross profit as a percentage of net sales was 42.1% in 2000, in comparison to 41.1% in 1999. The increase in gross profit as a percentage of net sales is due to (i) an increase in the proportion of sales derived from the women's footwear line, which have a higher gross margin as a percentage of net sales than the men's footwear line (ii) fewer markdowns as a percentage of sales and (iii) increased sales at retail which provide a higher gross margin as a percentage of net sales than wholesale gross margins.

Selling Expenses

   Selling expenses were $77.5 million in 2000, an increase of 35.1% over selling expenses of $57.3 million in 1999. However, selling expense as a percentage of net sales decreased to 11.5% in 2000 from 13.5% in 1999. The increase in absolute dollars was primarily due to increased print advertising, both internationally and domestically, increased promotional expenses, and additional sales commissions due to increased sales volume.

   We are committed to the overall marketing strategy that is largely responsible for the increase in the market presence, product visibility and product demand over the past three years. We have increased our advertising budget consistent with projected sales, which has included such avenues as magazines, television, trade shows, billboards, and buses. We endeavor to spend approximately

8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts.

General and Administrative Expenses

     General and administrative expenses in 2000 were $125.8 million compared to $79.1 million in 1999. As a percent of sales, general and administrative expenses remained the same at 18.6% in both 2000 and 1999. The increase in general and administrative expenses are primarily due to additional salary, wages, temporary help costs, and warehousing and distribution costs associated with increased sales volume. In addition, we realized increased operating costs from the ten new retail facilities added during 2000, and, although to a lesser extent, we incurred additional general and administrative expenses related to infrastructure additions to support our international operations.

   We expect general and administrative expenses to increase in absolute dollars, however, to remain the same or decrease as a percent of net sales. The increase in expenditures will be the result of our continued efforts to increase our market share, through the opening of additional retail stores, both domestically and internationally, expanding our direct selling efforts internationally, and creating the necessary infrastructure to support the ongoing operations.

Interest Expense

   Interest expense increased to $9.2 million in 2000 from $6.6 million in 1999. The increase was due to increased financing costs associated with additional borrowings to support our working capital requirements, capital additions made during the year, increased purchases of inventory and the build up of accounts receivable commensurate with our growth.

Other, Net

   Other, net consists primarily of a gain from the settlement of commercial lawsuits and net gain from foreign exchange rate fluctuations.

Income Taxes

   The 2000 effective tax rate was 39.5%, which is comparable to the pro forma effective rate of 39.4% in 1999. The prior years pro forma taxes represent those taxes that would have been reported had we been subject to federal and state income taxes as a C corporation for the full year. We continually review and evaluate various tax strategies to minimize our tax liability.

   We are expanding our international operations and plan to reinvest any undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance. As a result, we do not plan to provide for deferred income taxes on any accumulated undistributed earnings that our non-U.S. subsidiaries earn in the future. Assuming that our international operations are successful, our effective tax rates should decrease accordingly.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Net Sales

   Net sales increased by $51.9 million to $424.6 million, an increase of 13.9% over 1998 sales of $372.7 million. Continued growth in the sales of branded footwear is primarily the result of (i) greater brand awareness driven in part by a continued expansion of our national marketing efforts, (ii) a broader breadth of men's, women's and children's product offerings, (iii) the development of our domestic and international sales forces and (iv) the transition of our account base in the direction of larger accounts with multiple stores and increased sales to such accounts, resulting in higher sales per account.

   During 1999, we were able to successfully target additional styles and categories in the moderately-priced footwear market. Wholesale units sold increased 20.5% from 16.1 million units in 1998 to 19.4 million units in 1999. We were able to accomplish this and still maintain our gross margin, as a percentage of net sales, at a level comparable to that achieved in 1998 by carefully targeting production and inventory levels with the level of orders from customers. In addition, we were able to better match styles with seasonal trends during 1999.

Gross Profit

   Our gross profit increased $20.0 million, or 13.0%, to $174.6 million in 1999 compared to $154.6 million in 1998. Gross margins as a percentage of net sales decreased slightly in 1999 to 41.1% compared to 41.5% in 1998. The slight decrease in gross margin, as a percentage of net sales, in 1999 compared to 1998, was due to slightly higher ocean freight costs by third party shipping companies on imported products.

Selling Expenses

   Selling expenses increased $7.3 million, or 14.7%, to $57.3 million in 1999 compared to $50.0 million in 1998. As a percentage of net sales, selling expenses remained relatively constant in 1999 at 13.5% compared to 13.4% in 1998. The increase in selling expenses was primarily due to increased advertising expenses and additional compensation resulting from increased sales volume. Advertising expenses as a percentage of sales for 1999 and 1998 was 11.2% and 11.3%, respectively.

General and Administrative Expenses

   General and administrative expenses increased $7.7 million to $79.1 million in 1999, compared to $71.5 million in 1998. As a percentage of sales, general and administrative expenses decreased to 18.6% in 1999 from 19.2% in 1998. The increase in general and administrative expenses was due to (i) the hiring of additional personnel, (ii) increased distribution related costs to support the increase in sales volume, (iii) and additional rent and other operating expenses related to the addition of 10 new stores added in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

   Our capital needs are derived primarily from working capital requirements and the continued growth of the business. Our working capital at December 31, 2000 was $93.3 million, an increase of $28.3 million over working capital of $65.0 million at December 31, 1999. The increase in working capital was primarily due to the increase in accounts receivable and inventories, partially offset by increases in short term borrowings and accounts payable.

   Net cash used in operating activities for the current year was $1.0 million compared to cash provided by operating activities of $13.1 million last year. The decrease in cash provided by operating activities was due to the significant increases in receivables and inventories, offset by increases in accounts payable and increased depreciation, to support the increase in sales volume.

   Net cash used in investing activities was $21.8 million, an increase of $11.0 million over last year. The increase in investing activities reflects the non-financed portion of capital expenditures related to the material handling and sortation equipment for our distribution facility, and the acquisition of an administrative building and distribution facility. Current year capital expenditures also includes the construction and investment in 10 new retail facilities opened during 2000.

   During 2000, we financed a significant portion of our acquisition of a distribution facility located in Ontario, California and the acquisition of an administrative office building in Manhattan Beach, California. The financing provides for monthly payments of principal and interest and a balloon payment due in 10 years.

   Net cash provided by financing activities totaled $20.8 million in 2000 compared to cash used in financing activities of $2.4 million in 1999. The cash provided by financing activities was derived primarily from our short-term credit facilities, and, to a lesser extent, proceeds from the exercise of stock options.

   Our credit facility provides for borrowing under a revolving line of credit of up to $120.0 million and a term loan, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $62.1 million of availability as of December 31, 2000) with the CIT Group, as agents for the lenders. At December 31, 2000, there was approximately $49.8 million outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (9.5% at December 31,
2000)
minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2002. The revolving line of credit provides a sub-limit for letters of credit of up to $36.0 million to finance our foreign purchases of merchandise inventory. As of December 31, 2000, we had approximately $8.6 million of letters of credit under the revolving line of credit. The term loan component of the credit facility, which has a principal balance of $2.1 million as of December 31, 2000, bears interest at the prime rate plus 1.0% and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for one of our distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains certain financial covenants that require us to maintain minimum tangible net worth, working capital, and specified leverage ratios and limits our ability to pay dividends if we are in default of any provisions of the credit facility. We were in compliance with these covenants as of December 31, 2000.

   At December 31, 1998, we had an unsubordinated note payable to the Greenberg Family Trust in the amount of $10.0 million. We recorded interest expense of approximately $433,000 and $540,000 related to notes payable to the Greenberg Family Trust during the years ended December 31, 1999 and 1998, respectively. This note was repaid during 1999, with the proceeds, in part, from Skechers' initial public offering of its Class A Common Stock.

   By reason of our treatment as an S Corporation for Federal and state income tax purposes, we have since inception provided to our stockholders funds for the payment of income taxes on our earnings as well as the conversion from an S Corporation to a C Corporation during 1999. We declared S Corporation Distributions of $35.4 million ($21.0 million of which was paid from a portion of the net proceeds of Skechers' initial public offering of its Class A Common Stock) and $7.9 million in 1999 and 1998, respectively. Since the termination of our S Corporation status, earnings have been and will be retained for the foreseeable future in the operations of the business.

   We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand and its financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2001. However, in connection with our growth strategy, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

INFLATION

   Skechers does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its sales or profitability. However, Skechers cannot accurately predict the effect of inflation on future operating results. Although higher rates of inflation have been experienced in a number of foreign countries in which Skechers' products are manufactured, Skechers does not believe that inflation has had a material effect on Skechers' sales or profitability. In the past, Skechers has been able to offset its foreign product cost increases by increasing prices or changing suppliers, we cannot assure you that Skechers will be able to continue to make such increases or changes in the future.

EXCHANGE RATES

   Skechers receives U.S. Dollars for substantially all of its product sales and its royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. Dollars; however, purchase prices for Skechers' products may be impacted by fluctuations in the exchange rate between the U.S. Dollar and the local currencies of the contract manufacturers, which may have the effect of increasing Skechers' cost of goods in the future. During 1999 and 2000, exchange rate fluctuations did not have a material impact on Skechers' inventory costs. Skechers does not engage in hedging activities with respect to such exchange rate risk.

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Skechers does not hold any derivative securities.

   At December 31, 2000, 37% of the Company's total indebtedness contained fixed rates of interest ranging from 7.66% to 7.89%. Substantially all of the Company's remaining indebtedness is at variable rates of interest and, accordingly, while changes in interest rates would not impact the fair value of these financial instruments, such changes would impact net earnings in future periods.

FUTURE ACCOUNTING CHANGES

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("Interpretation 44"), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have a material impact on our financial statements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by SFAS No. 137. SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 15, 2000. Since Skechers does not presently hold any derivatives or engage in hedging activities, accordingly SFAS No. 133 should not impact Skechers' financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2000 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2000 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2000 fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Consolidated financial statements and schedules required to be filed hereunder are indexed on Page F-1 hereof.

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2000.

     (c)  Exhibits

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     ------                         ----------------------
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

    10.2          Amended and restated 1998 Employee Stock Purchase Plan
                  (incorporated by reference to exhibit number 10.1 of the Registrant's Form 10-Q, for the period ending June 30, 2000)

    10.3          Employment Agreement dated June 14, 1999, between the
                  Registrant and Robert Greenberg (incorporated by reference to exhibit number 10.3 of the Registrant's Form 10-Q for the period ending June 30, 1999).

    10.3(a) Amendment No. 1 to Employment Agreement between the Registrant and Robert Greenberg dated December 31, 1999 (incorporated by reference to exhibit number 10.3(a) of the Registrant's Form
                  10-K for the year ending December 31, 1999).

    10.4          Employment Agreement dated June 14, 1999, between the
                  Registrant and Michael Greenberg (incorporated by reference to exhibit number 10.4 of the Registrant's Form 10-Q for the period ending June 30, 1999).

    10.4(a)       Amendment to Employment Agreement between the Registrant and
                  Michael Greenberg dated December 31, 2000 (incorporated by reference to exhibit number 10.4(a) of the Registrant's Form
                  10-K for the year ending December 31, 1999).

    10.5          Employment Agreement dated June 14, 1999, between the
                  Registrant and David Weinberg (incorporated by reference to exhibit number 10.5 of the Registrant's Form 10-Q for the period ending June 30, 1999).

    10.5(a) Amendment No. 1 to Employment Agreement between the Registrant and David Weinberg dated December 31, 2000 (incorporated by reference to exhibit number 10.5(a) of the Registrant's Form
                  10-K for the year ending December 31, 1999).

    10.6          Indemnification Agreement dated June 7, 1999 between the
                  Registrant and its directors and executive officers
                  (incorporated by reference to exhibit number 10.6 of the Registrant's Form 10-K for the year ending December 31, 1999).

    10.6(a) List of Registrant's directors and executive officers who entered into Indemnification Agreement referenced in Exhibit
                  10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant's Form 10-K for the year ending December 31, 1999).

    10.7          Registration Rights Agreement dated June 9, 1999, between the
                  Registrant, the Greenberg Family Trust, and

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     ------                         ----------------------
                  Michael Greenberg (incorporated by reference to exhibit number
                  10.7 of the Registrant's Form 10-Q for the period ending June
                  30, 1999).

    10.8          Tax Indemnification Agreement dated June 8, 1999, between the
                  Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant's Form 10-Q for the period ending June 30, 1999).

    10.9 Lease Agreement, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan
                  Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the registrant's Form 10-K for the year ending December 31, 1999)

    10.10         Amended and Restated Loan and Security Agreement between the
                  Registrant and Heller Financial, Inc., dated September 4, 1998
                  (incorporated by reference to exhibit number 10.10 of the Registrant's Registration Statement on Form S-1, as amended
                  (File No. 333-60065), filed with the Securities and Exchange
                  Commission on April 9, 1999).

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

    10.10(e)      Third Amendment to Amended and Restated Loan and Security
                  Agreement dated February 1, 2000.

    10.10(f)      Fourth Amendment to Amended and Restated Loan and Security
                  Agreement dated June 1, 2000.

    10.11 Lease Agreement, dated April 15, 1998, between the Registrant and Holt/Hawthorn and Victory Partners, regarding 228
                  Manhattan Beach Boulevard, Manhattan Beach, California
                  (incorporated by reference to exhibit number 10.11 of the Registrant's Registration Statement on Form S-1, as amended
                  (File No. 333-60065), filed with the Securities and Exchange
                  Commission on April 9, 1999).

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

    10.13 Lease Agreement, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue,
                  Manhattan Beach, California (incorporated by reference to exhibit number 10.13 of the Registrant's Registration
                  Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

    10.14         Lease Agreement, dated November 21, 1997, between the
                  Registrant and The Prudential Insurance Company of America, regarding 1661 So. Vintage Avenue, Ontario, California
                  (incorporated by reference to exhibit number 10.14 of the Registrant's Registration Statement on Form S-1, as amended
                  (File No. 333-60065), filed with the Securities and Exchange
                  Commission on July 29, 1998).

    10.15         Lease Agreements, dated November 21, 1997, between the
                  Registrant and The Prudential Insurance Company of America, regarding 1777 So. Vintage Avenue, Ontario, California
                  (incorporated by reference to exhibit number 10.15 of the Registrant's Registration Statement on Form S-1, as amended
                  (File No. 333-60065), filed with the Securities and Exchange
                  Commission on July 29, 1998).

    10.16         Commercial Lease Agreement, dated April 10, 1998, between the
                  Registrant and Proficiency Ontario Partnership, regarding 5725
                  East Jurupa Street (incorporated by reference to exhibit number 10.16 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

    10.17         Lease Agreement and Addendum, dated June 11, 1998, between the
                  Registrant and Delores McNabb, regarding Suite 3 on the first floor of the north building, Suite 9 on the first floor of the south building at 904 Manhattan Avenue, Manhattan Beach,
                  California (incorporated by reference to exhibit number 10.17 of the Registrant's

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     ------                         ----------------------
                  Registration Statement on Form S-1, as amended (File No.
                  333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

    10.18 Addendum to Lease Agreement, dated September 14, 1998, between the Registrant and Delores McNabb, regarding Suites 3, 4 and 5 on the second floor of the north building at 904 Manhattan
                  Avenue, Manhattan Beach California (incorporated by reference to exhibit number 10.18 of the Registrant's Registration
                  Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

    10.19 Standard Offer, Agreement and Escrow Instructions, Addendum and Additional Provisions, dated October 12, 2000, between the
                  Registrant and/or its assignees and Champagne Building Group
                  L.P., for the purchase of property located at 1670 South
                  Champagne Avenue, Ontario, California.

    10.20         Lease Agreement, dated November 15, 1999, between the
                  Registrant and Champagne Building Group L.P., regarding 1670
                  South Champagne Avenue, Ontario, California (incorporated by reference to exhibit 10.20 of the Registrant's Form 10-K for the year ending December 31, 1999).

    10.21 Amendment of Lease Agreement dated December 20, 2000, between the Registrant and Yale Investments, LLC (a wholly owned subsidiary of the Registrant), regarding 1670 South Champagne
                  Avenue, Ontario, California.

    10.22         Purchase and Sale Agreement with Escrow Instructions, dated
                  November 13, 2000, between the Registrant and Pacifica
                  California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California.

    10.22(a)      First Amendment to Purchase and Sale Agreement, dated November
                  29, 2000, between the Registrant and Pacifica
                  California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California.

    10.23         Promissory Note, dated December 27, 2000, between the
                  Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan
                  Beach, California.

    10.24 Assignment and Assumption Agreement, dated December 27, 2000, between the Registrant and Pacifica California/Apollo, LLC, regarding 225 South Sepulveda Boulevard, Manhattan Beach,
                  California.

    10.25         Loan Agreement, dated December 21, 2000, between Yale
                  Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California.

    10.26         Promissory Note, dated December 21, 2000, between Yale
                  Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California.

    21.1          Subsidiaries of the Registrant

    23.1          Consent of KPMG LLP

    24.1          Power of Attorney (included on signature page)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 29th day of March, 2001.

                                        SKECHERS U.S.A, INC.

                                        By:       /s/ ROBERT GREENBERG
                                           -------------------------------------
                                                    Robert Greenberg
                                                  Chairman of the Board
                                               and Chief Executive Officer

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

                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----
       /S/ ROBERT GREENBERG                         Chairman of the Board and Chief          March 29, 2001
--------------------------------------------           Executive Officer (Principal
              Robert Greenberg                              Executive Officer)

       /S/ MICHAEL GREENBERG                             President and Director              March 29, 2001
--------------------------------------------
              Michael Greenberg

       /S/ DAVID WEINBERG                           Executive Vice President, Chief          March 29, 2001
--------------------------------------------          Financial Officer and Director
               David Weinberg                            (Principal Financial and
                                                           Accounting Officer)

       /S/ JEFFREY GREENBERG                                    Director                     March 29, 2001
--------------------------------------------
              Jeffrey Greenberg

       /S/ JOHN QUINN                                           Director                     March 29, 2001
--------------------------------------------
                 John Quinn

       /S/ ROBERT SIEGEL                                        Director                     March 29, 2001
--------------------------------------------
                Robert Siegel

       /S/ RICHARD SISKIND                                      Director                     March 29, 2001
--------------------------------------------
               Richard Siskind

                              SKECHERS U.S.A., INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report.........................................................    F-2
Consolidated Balance Sheets -- December 31, 1999 and 2000............................    F-3
Consolidated Statements of Earnings -- Each of the years in the three-year
  period ended December 31, 2000.....................................................    F-4
Consolidated Statements of Stockholders' Equity -- Each of the years in the
  three-year period ended December 31, 2000..........................................    F-5
Consolidated Statements of Cash Flows -- Each of the years in the three-year
  period ended December 31, 2000.....................................................    F-6
Notes to Consolidated Financial Statements...........................................    F-7
Schedule II -- Valuation and Qualifying Accounts.....................................    S-1

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

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             KPMG LLP

Los Angeles, California
February 23, 2001

                              SKECHERS U.S.A., INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                        1999         2000
                                                                                      --------     --------
Current assets:
  Cash ..........................................................................     $ 10,836     $  8,781
  Trade accounts receivable, less allowances for bad debts and
     returns of $3,237 in 1999 and $5,152 in 2000 ...............................       63,052       96,628
  Due from officers and employees ...............................................          851          540
  Other receivables .............................................................        2,771        1,016
                                                                                      --------     --------
          Total receivables .....................................................       66,674       98,184
                                                                                      --------     --------
  Inventories ...................................................................       68,959      111,708
  Prepaid expenses and other current assets .....................................        5,130        6,457
  Deferred tax assets ...........................................................        2,810        4,414
                                                                                      --------     --------
          Total current assets ..................................................      154,409      229,544
Property and equipment, at cost, less accumulated depreciation
   and amortization .............................................................       21,387       70,405
Intangible assets, at cost, less applicable amortization ........................          663          559
Other assets, at cost ...........................................................        1,455        2,892
                                                                                      --------     --------
                                                                                      $177,914     $303,400
                                                                                      ========     ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings .........................................................     $ 30,382     $ 49,754
  Current installments of long-term borrowings ..................................        1,060        2,452
  Accounts payable ..............................................................       47,696       72,865
  Accrued expenses ..............................................................       10,268       11,168
                                                                                      --------     --------
          Total current liabilities .............................................       89,406      136,239
                                                                                      --------     --------
Long-term borrowings, excluding current installments ............................        2,508       33,115
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value. Authorized 10,000 shares;
     none issued and outstanding ................................................           --           --
  Class A Common stock, $.001 par value. Authorized 100,000 shares; issued and outstanding 7,091 and 10,789 shares at December 31, 1999 and 2000,
     respectively ...............................................................            7           10
  Class B Common stock, $.001 par value. Authorized 60,000 shares; issued and outstanding 27,814 and 24,805 shares at December 31, 1999 and 2000,
     respectively ...............................................................           28           25
  Additional paid-in capital ....................................................       69,948       74,243
  Retained earnings .............................................................       16,017       59,768
                                                                                      --------     --------
          Total stockholders' equity ............................................       86,000      134,046
                                                                                      --------     --------
                                                                                      $177,914     $303,400
                                                                                      ========     ========


          See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1998           1999           2000
                                                 ---------      ---------      ---------
Net sales ..................................     $ 372,680      $ 424,601      $ 675,036
Cost of sales ..............................       218,100        249,993        390,811
                                                 ---------      ---------      ---------
          Gross profit .....................       154,580        174,608        284,225
Royalty income, net ........................           855            668            316
                                                 ---------      ---------      ---------
                                                   155,435        175,276        284,541
                                                 ---------      ---------      ---------
Operating expenses:
  Selling ..................................        49,983         57,332         77,451
  General and administrative ...............        71,461         79,114        125,827
                                                 ---------      ---------      ---------
                                                   121,444        136,446        203,278
                                                 ---------      ---------      ---------
          Earnings from operations .........        33,991         38,830         81,263
                                                 ---------      ---------      ---------
Other income (expense):
  Interest .................................        (8,631)        (6,554)        (9,230)
  Other, net ...............................          (239)           415            318
                                                 ---------      ---------      ---------
                                                    (8,870)        (6,139)        (8,912)
                                                 ---------      ---------      ---------
          Earnings before income taxes .....        25,121         32,691         72,351
Income taxes ...............................           650          8,635         28,600
                                                 ---------      ---------      ---------
          Net earnings .....................     $  24,471      $  24,056      $  43,751
                                                 =========      =========      =========

Net earnings per share:
  Basic ....................................                                   $    1.24
  Diluted ..................................                                   $    1.20
                                                                               =========

Weighted-average shares:
  Basic ....................................                                      35,142
  Diluted ..................................                                      36,563
                                                                               =========


Pro forma operations data:
  Earnings before income taxes .............     $  25,121      $  32,691
  Income taxes .............................        10,048         12,880
                                                 ---------      ---------
          Net earnings .....................     $  15,073      $  19,811
                                                 =========      =========

Net earnings per share:
  Basic ....................................     $    0.54      $    0.62
  Diluted ..................................     $    0.49      $    0.60
                                                 =========      =========

Weighted-average shares:
  Basic ....................................        27,814         31,765
  Diluted ..................................        30,610         33,018
                                                 =========      =========


          See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                               COMMON STOCK
                                              ----------------------------------------------
                                                      SHARES                   AMOUNT          ADDITIONAL                  TOTAL
                                              ---------------------    ---------------------     PAID-IN    RETAINED   STOCKHOLDERS'
                                               CLASS A     CLASS B      CLASS A     CLASS B      CAPITAL    EARNINGS      EQUITY
                                              ---------   ---------    ---------   ---------   ----------   ---------  -------------
Balance at December 31, 1997 ...............         --      27,814           --   $       2           --   $  11,123   $  11,125
  Net earnings .............................         --          --           --          --           --      24,471      24,471
  S Corporation distribution ...............         --          --           --          --           --      (7,920)     (7,920)
                                              ---------   ---------    ---------   ---------    ---------   ---------   ---------
Balance at December 31, 1998 ...............         --      27,814           --           2           --      27,674      27,676
  Net earnings .............................         --          --           --          --           --      24,056      24,056
  Proceeds from issuance of common stock in
     connection with initial public offering      7,000          --    $       7          26    $  69,687          --      69,720
  Proceeds from issuance of common stock
     under the employee stock purchase plan          91          --           --          --          261          --         261
  S Corporation distribution:
     Cash ..................................         --          --           --          --           --     (35,363)    (35,363)
     Cross Colours trademark ...............         --          --           --          --           --        (350)       (350)
                                              ---------   ---------    ---------   ---------    ---------   ---------   ---------
Balance at December 31, 1999 ...............      7,091      27,814            7          28       69,948      16,017      86,000
  Net earnings .............................         --          --           --          --           --      43,751      43,751
  Proceeds from issuance of common stock
     under the employee stock purchase plan.        267          --           --          --        1,073          --       1,073
  Proceeds from issuance of common stock
     under the employee stock option plan ..        422          --           --          --        1,499          --       1,499
  Tax effect of non-qualified stock
     options ...............................         --          --           --          --        1,636          --       1,636
  Deferred compensation ....................         --          --           --          --           87          --          87
  Conversion of Class B common stock into
   Class A common stock ....................      3,009      (3,009)           3          (3)          --          --          --
                                              ---------   ---------    ---------   ---------    ---------   ---------   ---------
Balance at December 31, 2000 ...............     10,789      24,805    $      10   $      25    $  74,243   $  59,768   $ 134,046
                                              =========   =========    =========   =========    =========   =========   =========


          See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                    1998        1999        2000
                                                                                  --------    --------    --------
Cash flows from operating activities:
  Net earnings ................................................................   $ 24,471    $ 24,056    $ 43,751
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of property and equipment ..................      2,843       3,752       5,894
     Amortization of intangible assets ........................................        148         108         104
     Provision (recovery) for bad debts and returns ...........................      1,423        (176)      1,915
     Tax effect of non-qualified stock options ................................         --          --       1,636
     Deferred compensation ....................................................         --          --          87
     Loss on disposal of equipment ............................................         --         903          78
     Gain (loss) on distribution of intangibles ...............................        190        (118)         --
     Increase in assets:
       Receivables ............................................................    (17,760)    (17,282)    (33,426)
       Inventories ............................................................    (19,558)     (3,569)    (42,749)
       Prepaid expenses and other current assets ..............................     (1,877)     (2,514)     (1,327)
       Deferred tax assets ....................................................         --      (2,810)     (1,604)
       Other assets ...........................................................       (512)        466      (1,437)
     Increase (decrease) in liabilities:
       Accounts payable .......................................................      2,132       9,551      25,169
       Accrued expenses .......................................................      4,249         738         900
                                                                                  --------    --------    --------
          Net cash provided by (used in) operating activities .................     (4,251)     13,105      (1,009)
                                                                                  --------    --------    --------
Cash flows used in investing activities:
  Capital expenditures ........................................................     (9,434)    (10,846)    (21,897)
  Proceeds from the sales of fixed assets .....................................         --          --          51
  Intangible assets ...........................................................        (14)         --          --
                                                                                  --------    --------    --------
          Net cash used in investing activities ...............................     (9,448)    (10,846)    (21,846)
                                                                                  --------    --------    --------
Cash flows from financing activities:
  Net proceeds from initial public offering of common stock ...................         --      69,720          --
  Net proceeds from issuance of common stock ..................................         --         261       2,572
  Net proceeds (payments) related to short-term borrowings ....................     31,486     (23,697)     19,372
  Proceeds from long-term debt ................................................        581          --          --
  Payments on long-term debt ..................................................       (562)     (1,042)     (1,144)
  Payments on notes payable to stockholder ....................................     (1,006)    (12,244)         --
  Distributions paid to stockholders ..........................................     (7,320)    (35,363)         --
                                                                                  --------    --------    --------
          Net cash provided by (used in) financing activities .................     23,179      (2,365)     20,800
                                                                                  --------    --------    --------
          Net increase (decrease) in cash .....................................      9,480        (106)     (2,055)
Cash at beginning of year .....................................................      1,462      10,942      10,836
                                                                                  --------    --------    --------
Cash at end of year ...........................................................   $ 10,942    $ 10,836    $  8,781
                                                                                  ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest .................................................................   $  8,067    $  6,782    $  8,386
     Income taxes .............................................................      1,416      10,619      27,712
                                                                                  ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    During 2000, the Company acquired $14,444 of property and equipment under capital lease arrangements. In addition, the Company acquired an office building and distribution facility and issued two notes for $10,850 and $ 7,850, respectively.

   During 1999, the Company declared a noncash distribution of intangibles of $350. During 1998, the Company acquired $1,372 of property and equipment under capital lease arrangements. In connection with one of these arrangements, the Company received $581 in cash through a sale leaseback transaction.


          See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) The Company

   Skechers U.S.A., Inc. (the Company) designs, develops, markets and distributes footwear. The Company also operates retail stores, direct mail and e-commerce businesses.

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

   (e) Depreciation and Amortization

   Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

       Buildings                              20 years
       Building improvements                  20 years or useful life, whichever
                                              is shorter
       Furniture, fixtures and equipment      5 years
       Leasehold improvements                 Useful life or remaining lease
                                              term, whichever is shorter

   Intangible assets consist of trademarks and are amortized on a straight-line basis over ten years. The accumulated amortization as of December 31, 1999 and 2000 is $1,196,000 and $492,000, respectively.

   (f) Long-Lived Assets

   The Company reports long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that the assets will not be recoverable, as determined by a nondiscounted cash flow projection over the remaining amortization period, their carrying value is reduced to estimated fair value, based on discounted cash flows.

   (g) Advertising Costs

   Advertising costs are expensed in the period in which the advertisements are run. Advertising expense for the years ended December 31, 1998, 1999 and 2000 were approximately $42,200,000, $47,400,000 and $59,122,000, respectively.
Prepaid advertising costs at December 31, 1999 and 2000 were $1,800,000 and $2,605,000, respectively. Prepaid amounts outstanding at December 31, 1999 and 2000 represent advertising in trade publications, which had not run as of December 31, 1999 and 2000, respectively.

   (h) Earnings Per Share

   Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding gives effect to the sale by the Company of those shares of common stock necessary to fund the payment of (i) stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for 1998, and January 1, 1998 to June 7, 1999 for 1999, based on an initial public offering price of $11 per share, net of underwriting discounts.

   The reconciliation of basic to diluted weighted-average shares is as follows (in thousands):

                                                            1998     1999     2000
                                                           ------   ------   ------
Weighted-average shares used in basic computation ......   27,814   31,765   35,142
Shares to fund stockholder distributions ...............    1,800      533       --
Dilutive effect of stock options .......................      996      720    1,421
                                                           ------   ------   ------
Weighted-average shares used in diluted computation ....   30,610   33,018   36,563
                                                           ======   ======   ======

   Options to purchase 1,391,000, 1,411,000 and 1,117,920 shares of common stock at prices ranging from $2.78 to $19.19 were outstanding at December 31, 1998, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

   (i) Use of Estimates

   Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

   (j) Product Design and Development Costs

   The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $2,400,000, $2,600,000 and $3,700,000 during the years ended December 31, 1998,
1999 and 2000, respectively.

   (k) Comprehensive Income

   Except for net earnings, the Company does not have any transactions and other economic events that qualify as comprehensive income.

   (l) Fair Value of Financial Instruments

   The carrying amount of the Company's financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

   The fair value of the Company's short-term instruments reflects the fair value based upon current rates available to the Company for similar debt.

2) PROPERTY AND EQUIPMENT

   Property and equipment is summarized as follows (in thousands):

                                                           1999      2000
                                                          -------   -------
     Land .............................................   $    --   $ 7,858
     Buildings and improvements .......................        --    18,639
     Furniture, fixtures and equipment ................    17,863    37,529
     Leasehold improvements ...........................    12,392    21,029
                                                          -------   -------
               Total property and equipment ...........    30,255    85,055
     Less accumulated depreciation and amortization ...     8,868    14,650
                                                          -------   -------
               Property and equipment, net ............   $21,387   $70,405
                                                          =======   =======

(3) SHORT-TERM BORROWINGS

   The Company has available a secured line of credit, as amended in June 2000, permitting borrowings up to $120,000,000 based upon eligible accounts receivable and inventories. The agreement expires on December 31, 2002. Borrowings bear interest at the rate of prime (9.5% at December 31, 2000) minus .50%. The agreement provides for the issuance of letters of credit up to a maximum of $36,000,000, which decreases the amount available for borrowings under the agreement. Outstanding letters of credit at December 31, 2000 were $8,586,000. Available borrowings under the line of credit at December 31, 2000 were approximately $62,054,000. The Company pays an unused line of credit fee of .25% annually. The Company is required to maintain certain financial covenants including specified minimum tangible net worth, working capital and leverage ratios as well as limit the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at December 31, 2000.

(4) NOTES PAYABLE TO STOCKHOLDER

   Stockholder loans were repaid during 1999. The Company recorded interest expense of approximately $540,000 and $433,000 related to the stockholder notes during the years ended December 31, 1998 and 1999, respectively.

(5) LONG-TERM BORROWINGS

   Long-term debt at December 31, 1999 and 2000 is as follows (in thousands):

                                                                                                    1999      2000
                                                                                                   -------   -------
Capital lease, due in aggregate monthly installments of $195, interest rate of 7.66%,
  secured by equipment, balloon payment of $4,431 due February 2006 ............................   $    --   $12,661
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, payment of $8,716
 due January 2011 ..............................................................................        --    10,850
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of
 $6,776 due February 2011 ......................................................................        --     7,850
Note payable to bank, due in monthly installments of $25 plus interest at prime
 (9.5% at December 31, 2000) plus 1%, secured by equipment, due December 2002 ..................     2,400     2,100
Capital leases, due in aggregate monthly installments of $101, interest rates from 8.75%-18.28%,
  secured by equipment, maturing in various installments through February 2005 .................     1,168     2,106
                                                                                                   -------   -------
                                                                                                     3,568    35,567
Less current installments ......................................................................     1,060     2,452
                                                                                                   -------   -------
                                                                                                   $ 2,508   $33,115
                                                                                                   =======   =======

   The aggregate maturities of long-term borrowings at December 31, 2000 are as follows:

          2001.............................................   $ 2,452
          2002.............................................     4,100
          2003.............................................     2,274
          2004.............................................     2,461
          2005.............................................     2,244
          Thereafter.......................................    22,036
                                                              -------
                                                              $35,567
                                                              =======

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

   During 2000, certain Class B stockholders converted 3,008,704 shares of Class B common stock to Class A common stock.

   (b) Stock Option Plan

   In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (Stock Option Plan) for the grant of qualified incentive stock options (ISO), stock options not qualified and deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Stock Option Plan, 5,215,154 shares are reserved for issuance. In January 1998, 1,390,715 options to acquire Class A common stock were granted at an exercise price of $2.78 per share, which was equal to the fair value. The options vested 25% on June 9, 1999 and 25% each anniversary thereafter over the next three years. In connection with the Company's initial public offering on June 9, 1999, the Company granted 1,209,636 options to acquire Class A common stock at an exercise price of $11 per share which vest ratably in 20% increments commencing one year from the grant date. During 2000, 118,999 of the $11 per share options were canceled. The options expire ten years from the date of grant.

   Shares subject to option under the Stock Option Plan were as follows:

                                                             SHARES        OPTION PRICE
                                                           ----------      -------------
Outstanding at December 31, 1998 .....................      1,390,715      $        2.78
  Granted ............................................      1,209,636              11.00
  Canceled ...........................................        (84,777)             11.00
Outstanding at December 31, 1999 .....................      2,515,574      2.78 -- 11.00
                                                           ----------
  Granted ............................................      1,532,695      3.94 -- 19.19
  Exercised ..........................................       (422,370)     2.78 -- 13.00
  Canceled ...........................................       (136,998)     3.94 -- 13.00
                                                           ----------
Outstanding at December 31, 2000 .....................      3,488,901      2.78 -- 19.19
                                                           ==========
Exercisable at December 31, 2000 .....................        862,111      2.78 -- 18.44
                                                           ==========      ====    =====
Options available for grant at December 31, 2000 .....      1,303,883
                                                           ==========

   (c) Stock Purchase Plan

   Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (1998 Stock Purchase Plan). Under the terms of the 1998 Stock Purchase Plan, 2,781,415 shares of common stock are reserved for sale to employees at a price no less that 85% of the lower of the fair market value of the Class A common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. During 2000, 266,865 shares (90,913 shares in 1999) were issued under the 1998 Stock Purchase Plan for which the Company received $1,073,000 ($261,000 in 1999).

   (d) Stock Compensation

   The Company accounts for stock compensation under SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to measure compensation cost under Accounting Principles Board Opinion No. 25 and comply with the pro forma disclosure requirements of SFAS 123. Had compensation cost been determined using the fair value at the grant date for awards during 1998, 1999, and 2000 consistent with the provisions of SFAS No. 123, the Company's pro forma net earnings (in thousands) and earnings per share would have been reduced to the amounts as indicated below.

                                               1998         1999         2000
                                             --------     --------     --------
 Pro forma net earnings ................     $ 14,875     $ 19,077     $ 41,458
                                             ========     ========     ========
 Pro forma net earnings per share:
   Basic ...............................     $    .53     $    .60     $   1.18
   Diluted .............................          .49          .58         1.13
                                             ========     ========     ========

   The fair value of each option is estimated on the date of grant. The Company used the minimum value method for stock awards prior to its initial public offering and the Black-Scholes option pricing models for stock awards afterwards. The following weighted-average assumptions used for grants were as follows:

                                             1998     1999      2000
                                             ----     ----      ----
           Dividend yield ..............       --       --        --
           Expected volatility .........       --       55%       70%
           Risk-free interest rate .....      5.7%     6.2%      6.3%
           Expected life of option .....        8        5         5
                                             ====     ====      ====

   The weighted-average fair value of options granted during 1998, 1999, and 2000 were $2.78, $6.93, and $10.69, respectively.

(7)  INCOME TAXES

   The pro forma unaudited income tax adjustments for 1998 and 1999 represent taxes, which would have been reported assuming the Company had been subject to federal and state income taxes as a C Corporation the entire year. The actual and pro forma provisions for income tax expense were as follows (in thousands):

                                                  1998         1999          2000
                                                --------     --------      --------
Actual income taxes:
  Federal:
     Current ..............................     $     --     $  8,012      $ 25,420
     Deferred .............................           --         (792)       (1,360)
                                                --------     --------      --------
          Total federal ...................           --        7,220        24,060
                                                --------     --------      --------
  State:
     Current ..............................          650        1,480         4,784
     Deferred .............................           --          (65)         (244)
                                                --------     --------      --------
          Total state .....................          650        1,415         4,540
                                                --------     --------      --------
          Total actual income taxes .......          650        8,635        28,600
                                                --------     --------      --------
Pro forma adjustments:
  Federal .................................        7,864        3,533
  State ...................................        1,534          712
                                                --------     --------
          Total pro forma adjustments .....        9,398        4,245
                                                --------     --------
          Total pro forma income taxes ....     $ 10,048     $ 12,880
                                                ========     ========

   Income taxes (proforma for 1998 and 1999) differs from the statutory tax rate as applied to earnings before income taxes as follows:

                                                                1998        1999        2000
                                                               -------     -------     -------
Expected income tax expense ..............................     $ 8,541     $11,569     $25,323
State income tax, net of federal benefit .................       1,507       1,311       2,951
Other ....................................................          --          --         326
                                                               -------     -------     -------
          Total provision for pro forma income taxes .....     $10,048     $12,880     $28,600
                                                               =======     =======     =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000 are presented below:

      Deferred tax assets:                                1999       2000
                                                         ------     ------
        Inventory adjustments ......................     $  615     $1,176
        State taxes ................................        520      1,490
        Allowances for receivables .................      1,275      2,100
        Other ......................................        808      1,060
                                                         ------     ------
                Total deferred tax assets ..........      3,218      5,826
                                                         ------     ------
      Deferred tax liabilities:
        Depreciation of property and equipment .....        279      1,386
        Other ......................................        129         26
                                                         ------     ------
                Total deferred tax liabilities .....        408      1,412
                                                         ------     ------
           Net deferred tax assets .................     $2,810     $4,414
                                                         ======     ======

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

(8) BUSINESS AND CREDIT CONCENTRATIONS

   The Company sells footwear products principally throughout the United States and foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management's estimates and the Company's performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable amounted to $57,189,000 and $87,825,000 before allowances for bad debts and returns at December 31, 1999 and 2000, respectively, which generally do not require collateral from customers. Foreign accounts receivable amounted to $9,100,000 and $13,955,000 before allowance for bad debts and returns at December 31, 1999 and 2000, respectively, which generally are collateralized by letters of credit. International net sales amounted to $34,700,000, $43,900,000 and $65,159,000 for the years ended
December 31, 1998, 1999 and 2000, respectively. The Company's credit losses for the years ended December 31, 1998, 1999 and 2000 were $102,000, $1,699,000 and
$537,000, respectively, and did not significantly differ from management's expectations.

   Net sales to customers in the United States of America exceeded 90% of total net sales for each of the years in the three-year period ended December 31, 2000. All long-lived assets of the Company are located in the United States. The Company has no significant assets outside the United States of America.

   During 1999 and 2000, no customer accounted for 10% or more of net sales. During 1998, the Company had one significant customer which accounted for 11.8% of net sales. The Company had one customer which accounted for 10.1% and 15.3% of trade accounts receivable at December 31, 1999 and 2000, respectively.

   During 1998, the Company had four manufacturers that accounted for between 10.4% and 15.4% each of total purchases. During 1999, the Company had four manufacturers that accounted between 12.3% and 15.5% each of total purchases. During 2000, the company had four manufacturers that accounted for 9.2% and 20.2% each of total purchases.

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

(9) BENEFIT PLAN

   The Company has adopted a profit sharing plan covering all employees who are 21 years of age and have completed one year of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a five-year period. The Company's contributions to the plan amounted to $242,000, $259,000 and $500,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(10) COMMITMENTS AND CONTINGENCIES

   (a) Leases

   The Company leases facilities under operating lease agreements expiring through August 2011. The leases are on an all-net basis, whereby the Company pays taxes, maintenance and insurance. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through July 2005. Rent expense for the years ended December 31, 1998, 1999 and 2000 approximated $7,900,000, $9,800,000 and $13,200,000, respectively.

   The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through February 2006.

   Future minimum lease payments under noncancellable leases at December 31, 2000 are as follows (in thousands):

                                                             CAPITAL     OPERATING
                                                             LEASES        LEASES
                                                             -------     ---------
      Year ending December 31:
        2001.............................................    $ 3,191      $14,168
        2002.............................................      3,013       14,210
        2003.............................................      2,798       12,199
        2004.............................................      2,798       11,477
        2005.............................................      2,394       10,724
        Thereafter.......................................      4,626       18,909
                                                             -------      -------
                                                             $18,820      $81,687
        Less imputed interest............................      4,053      =======
                                                             -------
        Present value of net minimum lease payments......    $14,767
                                                             =======

   (b) Litigation

   In December 1999 and January 2000, the Company and two officers/directors were named as defendants in four purported class-action lawsuits. Two of the lawsuits also named the underwriters of the Company's initial public offering as defendants. All of the complaints seek damages and rescission on behalf of a class of persons who purchased securities in, or traceable to, the Company's initial public offering or thereafter on the open market prior to July 6, 1999. All four actions were subsequently consolidated into one matter and a consolidated complaint was filed on June 1, 2000. The consolidated complaint named as defendants the Company, two officers of the Company, and the underwriters of the Company's Offering. The class, as currently alleged in the consolidated complaint now on file, consists of all persons who purchased securities in, or traceable to, the Company's June 9, 1999 Offering or thereafter on the open market prior to June 15, 1999.

   In response to the consolidated complaint, the Company filed a motion to dismiss the entire case. On September 25, 2000, the Court issued a tentative order to dismiss the consolidated complaint in its entirety, with leave to amend. As of December 31, 2000, the Court has not issued a final order. Thus, as these matters are in still in the pleading stage and no discovery has been conducted, neither the Company nor Company counsel are able to conclude as to the potential likelihood of an unfavorable outcome. In any event, the Company is vigorously defending the claims and believes that its defenses are meritorious. The Company also maintains insurance that it believes covers all the matters alleged in the consolidated complaint as currently pled. Accordingly, the Company has not provided for any potential losses associated with these lawsuits.

   The Company is involved in other litigation arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

   (c) Purchase Commitments

   At December 31, 2000, the Company had purchase commitments of approximately $107,000,000.

   The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its Asian manufacturers. These arrangements currently bear interest at a rate between 1% and 2% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 1999 and 2000 were $34,900,000 and $48,484,000, respectively, which are included in accounts payable in the accompanying consolidated financial statements. Interest expense incurred by the Company under these arrangements amounted to $2,900,000 in 1998, $3,000,000 in 1999 and $6,400,000
in 2000.

   (d) Compensation

   Certain officers and key employees of the company are entitled to incentive bonuses under employment contracts. The bonuses are based on company performance

(11) SUBSEQUENT EVENT

In February 2001, the Company completed the purchase of three separate real properties, located in Manhattan Beach, California, for a total of $4,500,000.

(12) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Summarized unaudited financial data are as follows (in thousands):

2000                                  MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
----                                  --------      -------     ------------   -----------
Net sales ......................      $133,344      $163,899      $205,749      $172,044
Gross profit ...................        53,634        69,137        86,911        74,543
Net earnings ...................         6,734        12,010        15,286         9,721
                                      ========      ========      ========      ========
Net earnings per share:
  Basic ........................      $    .19      $    .34      $    .43      $    .27
  Diluted ......................           .19           .33           .40           .26
                                      ========      ========      ========      ========

1999                                  MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
----                                  --------      -------     ------------   -----------
Net sales ......................      $ 95,736      $104,582      $124,177      $100,106
Gross profit ...................        36,698        42,732        52,837        42,341
Pro forma net earnings .........         2,104         6,248         8,545         2,914
                                      ========      ========      ========      ========
Pro forma net earnings per
  share:
  Basic ........................      $    .08      $    .21      $    .25      $    .08
  Diluted ......................           .07           .20           .24           .08
                                      ========      ========      ========      ========

                              SKECHERS U.S.A., INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                        BALANCE AT        CHARGED TO        DEDUCTIONS          BALANCE
                                                       BEGINNING OF        COSTS AND           AND               AT END
DESCRIPTION                                               PERIOD           EXPENSES         WRITE-OFFS         OF PERIOD
-----------                                            ------------      ------------      ------------       ------------
As of December 31, 1998:
  Allowance for obsolescence ....................      $    908,000      $     64,000      $   (465,000)      $    507,000
  Allowance for doubtful accounts ...............         1,265,000           702,000          (501,000)         1,466,000
  Reserve for sales returns and allowances ......      $    725,000      $ 10,840,000      $ (9,618,000)      $  1,947,000
As of December 31, 1999:
  Allowance for obsolescence ....................      $    507,000      $    134,000      $         --       $    641,000
  Allowance for doubtful accounts ...............         1,466,000           740,000        (1,699,000)           507,000
  Reserve for sales returns and allowances ......      $  1,947,000      $ 13,600,000      $(12,817,000)      $  2,730,000
As of December 31, 2000:
  Allowance for obsolescence ....................      $    641,000      $    177,000      $         --       $    818,000
  Allowance for doubtful accounts ...............           507,000         1,326,000          (537,000)         1,296,000
  Reserve for sales returns and allowances ......      $  2,730,000      $ 15,651,000      $(14,525,000)      $  3,856,000
                                                       ============      ============      ============       ============