Form 10-Q
period 2001-03-31
SKECHERS USA INC
filed 2001-05-15
CIK 1065837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         Title of each class                        Name of each exchange
Class A Common Stock $0.001 par value                on which registered
                                                   New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 10,
                               2001:  13,015,192

     THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 10,
                               2001:  23,312,951

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                                                                        PAGE
                                                                                                                        ----
PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000................................      3
          Condensed Consolidated Statements of Earnings - Three-months periods ended March 31, 2001 and 2000..........      4
          Condensed Consolidated Statements of Cash Flows - Three-months periods ended March 31, 2001 and 2000........      5
          Notes to Condensed Consolidated Financial Statements........................................................      6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS..................................................................................................      8
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................     11
PART II   OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................................................     11


                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       2001           2000
                                                                                    ----------    -----------
Current Assets:
  Cash                                                                                $ 10,458      $  8,781
  Trade accounts receivable, less allowance for bad debts and returns
    of $7,752 in 2001 and $5,152 in 2000                                               128,449        96,628
  Due from officers and employees                                                          390           540
  Other receivables                                                                      1,319         1,016
  Inventories                                                                          104,083       111,708
  Prepaid expenses and other current assets                                             12,545         6,457
  Deferred tax assets                                                                    4,414         4,414
                                                                                      --------      --------
      Total current assets                                                             261,658       229,544
                                                                                      --------      --------
Property and equipment, at cost, less accumulated depreciation and amortization         76,725        70,405
Intangible assets, at cost, less applicable amortization                                   534           559
Other assets, at cost                                                                    2,606         2,892
                                                                                      --------      --------
                                                                                      $341,523      $303,400
                                                                                      ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                               $ 71,577      $ 49,754
  Current installments of long-term borrowings                                           2,563         2,452
  Accounts payable                                                                      63,016        72,865
  Accrued expenses                                                                      14,295        11,168
                                                                                      --------      --------
      Total current liabilities                                                        151,451       136,239
                                                                                      --------      --------
Long-term borrowings, excluding current installments                                    32,455        33,115
                                                                                      --------      --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.001 par value; 10,000 authorized; none issued
    and outstanding                                                                       --            --
  Class A Common Stock, $.001 par value; 100,000 shares authorized;
    12,557 shares and 10,789 issued and outstanding at March 31, 2001 and
    December 31, 2000, respectively                                                         13            10
  Class B Common Stock, $.001 par value; 60,000 shares authorized;
    23,500 and 24,805 shares issued and outstanding at March 31, 2001 and
    December 31, 2000, respectively                                                         23            25
  Additional paid-in capital                                                            80,713        74,243
  Retained earnings                                                                     76,868        59,768
                                                                                      --------      --------
      Total stockholders' equity                                                       157,617       134,046
                                                                                      --------      --------
                                                                                      $341,523      $303,400
                                                                                      ========      ========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                                         THREE-MONTHS ENDED MARCH 31,
                                                                   ---------------------------------------
                                                                      2001                         2000
                                                                   ----------                   ----------
Net sales                                                           $ 227,494                    $ 133,344
Cost of sales                                                         128,180                       79,709
                                                                    ---------                    ---------
           Gross profit                                                99,314                       53,635
Royalty income, net                                                       217                            5
                                                                    ---------                    ---------
                                                                       99,531                       53,640
                                                                    ---------                    ---------
Operating expenses:
   Selling expenses                                                    20,842                       14,671
   General and administrative expenses                                 47,389                       26,094
                                                                    ---------                    ---------
                                                                       68,231                       40,765
                                                                    ---------                    ---------
           Earnings from operations                                    31,300                       12,875
                                                                    ---------                    ---------
Other income (expense):
   Interest, net                                                       (3,758)                      (1,799)
   Other, net                                                             491                           --
                                                                    ---------                    ---------
                                                                       (3,267)                      (1,799)
                                                                    ---------                    ---------
           Earnings before income taxes                                28,033                       11,076

Income taxes                                                           10,933                        4,342
                                                                    ---------                    ---------
           Net earnings                                             $  17,100                    $   6,734
                                                                    =========                    =========
Net earnings per share:
   Basic                                                            $    0.48                    $    0.19
                                                                    =========                    =========
   Diluted                                                          $    0.45                    $    0.19
                                                                    =========                    =========
Weighted average shares:
   Basic                                                               35,871                       34,905
                                                                    =========                    =========
   Diluted                                                             38,127                       35,658
                                                                    =========                    =========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                     SKECHERS U.S.A., INC. AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                                         THREE-MONTHS ENDED MARCH 31,
                                                                                        -----------------------------
                                                                                           2001                2000
                                                                                        ----------           --------
Cash flows from operating activities:
  Net earnings                                                                           $ 17,100            $  6,734
  Adjustments to reconcile net earnings to net cash
       used in operating activities:
     Depreciation and amortization of property and equipment                                2,755               1,166
     Amortization of intangible assets                                                         25                  26
     Provision  for bad debts and returns                                                   2,092                 825
     Loss on disposal of equipment                                                            341                  29
     Tax effect of non-qualified stock options                                              3,414                --

     (Increase) decrease in assets:
       Receivables                                                                        (34,066)            (20,151)
       Inventories                                                                          7,625               5,477
       Prepaid expenses and other current assets                                           (6,088)             (1,615)
       Other assets                                                                           286                  59

     Increase (decrease) in liabilities:
       Accounts payable                                                                    (9,849)            (10,707)
       Accrued expenses                                                                     3,127              (1,483)
                                                                                         --------            --------
          Net cash used in operating activities                                           (13,238)            (19,640)
                                                                                         --------            --------
Cash flows used in investing activities - capital expenditures                             (9,416)             (3,125)
                                                                                         --------            --------
Cash flows from financing activities:
  Net proceeds from short-term borrowings                                                  21,823              11,296
  Proceeds from the exercise of stock options                                               3,057                --
  Proceeds from long terms borrowings                                                        --                 2,605
  Payments on long-term borrowings                                                           (549)               (250)
                                                                                         --------            --------
          Net cash provided by financing activities                                        24,331              13,651
                                                                                         --------            --------
Net increase (decrease) in cash                                                             1,677              (9,114)
Cash at beginning of period                                                                 8,781              10,836
                                                                                         --------            --------
Cash at end of period                                                                    $ 10,458            $  1,722
                                                                                         ========            ========
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                                           $  3,287            $  1,756
      Income taxes                                                                          1,006                 945
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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):


                                                                 THREE-MONTHS ENDED
                                                                      MARCH 31,
                                                                ------------------------
                                                                 2001             2000
                                                                ------            ------
      Weighted average shares used in basic
        computation                                             35,871            34,905
      Dilutive effect of stock options                           2,256               753
                                                                ------            ------
      Weighted average shares used in
        diluted computation                                     38,127            35,658
                                                                ======            ======


Options to purchase 1,217,136 and 7,500 shares of common stock at prices ranging from $7.06 to $11.00 and $27.28 were outstanding at March 31, 2000 and 2001, respectively, but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(3) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(4) SHORT-TERM BORROWINGS

The Company has available a secured line of credit permitting borrowings of up to $120.0 million based upon eligible accounts receivable and inventories. The agreement expires on December 31, 2002. As amended on June 1, 2000, borrowings bear interest at the prime rate (8.0% at March 31, 2001) minus 0.50%. The agreement provides for the issuance of letters of credit up to a maximum of $36.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at March 31, 2001 were $10.3 million and outstanding borrowings were $71.6 million. Available borrowings under the line of credit at March 31, 2001 were $43.2 million. The Company pays an unused line of credit fee of .25% annually. The Company is required to maintain certain financial covenants including specified minimum tangible net worth, working capital and leverage ratios as well as limit the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at March 31, 2001.

(5) LITIGATION

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

In response to the consolidated complaint, the Company filed a motion to dismiss the entire case. On September 25, 2000, the Court issued a tentative order to dismiss the consolidated complaint in its entirety, with leave to amend. As of March 31, 2001, the Court had not issued a final order. Thus, as these matters are in still in the pleading stage and no discovery has been conducted, neither the Company nor Company counsel are able to conclude as to the potential likelihood of an unfavorable outcome. In any event, the Company is vigorously defending the claims and believes that its defenses are meritorious. The Company also maintains insurance that it believes covers all the matters alleged in the consolidated complaint as currently pled. Accordingly, the Company has not provided for any potential losses associated with these lawsuits.

The Company is involved in other litigation arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

(6) STOCKHOLDERS' EQUITY

During the three months ended March 31, 2001, certain Class B stockholders converted 1,305,000 shares of Class B common stock to Class A common stock.

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

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of the Company are included under the "Risk Factors" on pages 12 through 18 in the Company's Form 10-K for the year ended December 31, 2000.

OVERVIEW

Skechers designs and markets branded contemporary casual, active rugged and lifestyle footwear for men, women and children. The Company's objective is to become a leading source of contemporary casual and active footwear while ensuring the longevity of both the Company and Skechers brand name through controlled, well managed growth. The Company strives to achieve this objective by developing and offering a balanced assortment of basic and fashionable merchandise across a wide spectrum of product categories and styles, while maintaining a diversified, low-cost sourcing base and controlling the growth of its distribution channels. The Company sells its products to department stores such as Nordstrom, Dillards, Robinsons-May, JC Penney and specialty retailers such as Footlocker, Famous Footwear, Genesco's Journeys and Jarman chains, and FootAction U.S.A. The Company also sells its products internationally in over 100 countries and territories through major international distributors, with the exception of France and Germany where the Company sells directly, and directly to consumers through Company owned stores and via mail order and e-commerce.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company's results of operations as a percentage of net sales.


                                                          THREE-MONTHS ENDED
                                                                MARCH 31,
                                            ------------------------------------------------
                                                      2001                      2000
                                            -----------------------    ---------------------
         Net sales                          $   227,494      100.0%    $  133,344      100.0%
         Cost of sales                          128,180       56.3%        79,709       59.8%
                                            -----------     ------     ----------     ------
           Gross profit                          99,314       43.7%        53,635       40.2%
         Royalty income, net                        217        0.1%             5        0.0%
                                            -----------     ------     ----------     ------
                                                 99,531       43.8%        53,640       40.2%
                                            -----------     ------     -----------    ------
         Operating expenses:
           Selling                               20,842        9.2%        14,671       11.0%
           General and administrative            47,389       20.8%        26,094       19.6%
                                            -----------     ------     ----------     ------
                                                 68,231       30.0%        40,765       30.6%
                                            -----------     ------     ----------     ------
         Earnings from operations                31,300       13.8%        12,875        9.6%
           Interest expense, net                 (3,758)      (1.7%)       (1,799)      (1.3%)
           Other, net                               491        0.2%            --        0.0%
                                            -----------     ------      ---------      ------
         Earnings before income taxes            28,033       12.3%        11,076        8.3%
         Income taxes                            10,933        4.8%         4,342        3.3%
                                            -----------      ------     ----------     ------
         Net earnings                       $    17,100        7.5%    $    6,734        5.0%
                                            ===========      ======     ==========     ======

Net Sales

Net sales for the three months ended March 31, 2001, were $227.5 million, an increase of $94.2 million or 70.6% over sales of $133.3 million for the period ending March 31, 2000. The significant increase in net sales is primarily due to the increase in wholesale revenues, which continued to benefit from a strong demand for the company's product offerings. Wholesale revenues realized increases in each of the men's, women's and kid's categories in the three months ended March 31, 2001, compared to the same period in 2000. International wholesale sales increased during the three months ended March 31, 2001, compared to the same period last year, due to increased brand awareness and increased marketing efforts in the international marketplace. Retail sales increased during the period ended March 31, 2001, over the same period last year due primarily to the increase in the number of retail stores. In addition, during March 2001, we opened two international retail stores, in Germany and the United Kingdom, and expect to open another international retail store in Paris, France during the second quarter of fiscal 2001. Mail order sales decreased during the three months ended March 31, 2001, compared to the same three-month period last year, due to the timing of catalog mailings, which took place later in the quarter during the current year.

Gross Profit

Gross profit for the three months ended March 31, 2001 was $99.3 million, an increase of $45.7 million or 85.2% over gross profit of $53.6 million for the three months ended March 31, 2000. Gross profit as a percentage of net sales increased to 43.7% during the current quarter compared to 40.2% in the same quarter last year. The increase in gross profit as a percentage of sales during the three months ended March 31, 2001 was due to continued sales increases in the women's footwear lines, which have a higher gross margin as a percent of sales than other categories, and reduced inbound freight costs.

Selling Expenses

Selling expenses for the three months ended March 31, 2001 were $20.8 million, an increase of $6.2 million over selling expenses of $14.7 million in the same period last year. However, as a percentage of net sales, selling expenses decreased to 9.2% in the current year from 11.0% in the same period last year. Selling expenses for the three months ended March 31, 2001, increased primarily due to increased sales commissions, which are sales driven, and increased television advertising and promotional costs.

Management is committed to the overall marketing strategy that is largely responsible for the increase in the our market presence, product visibility and product demand. The Company has increased its advertising budget consistent with projected sales, which has included such avenues as magazine, television, trade show, and billboards. The Company endeavors to spend approximately 8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. Marketing expense as a percentage of net sales may vary from quarter to quarter. In the three-months ended March 31, 2001, total advertising expenses increased to $15.7 million or 6.9% of net sales from $11.8 million or 8.9% of net sales for the same period in 2000.

General and Administrative Expenses

General and administrative expenses were $47.4 million for the three months ended March 31, 2001, an increase of $21.3 million over general and administrative expenses of $26.1 million for the period ended March 31, 2000. General and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2001 were 20.8%, compared to 19.6% for the same period last year. The increase in general and administrative expenses during the current year were due to start up costs associated with our international operations that were not incurred last year, pre-opening costs incurred in connection with the opening of our first international retail stores in March 2001, and increased salaries and overtime costs associated with our distribution facilities to handle to the increase in sales volume. Depreciation expense also increased during the three months ended March 31, 2001, over the same period last year, due primarily to the increase in the number of retail stores and additional material handling equipment utilized at the distribution center.

Interest Expense

Interest expense for the period ending March 31, 2001 was $3.8 million compared to $1.8 million for the same period last year. The increase in interest expense is due to the increase in short term borrowings to support our working capital requirements and capital additions added during the fourth quarter of fiscal 2000.

Other, Net

Other, net consists of rental income from the leasing of offices located in the administrative building acquired during the fourth quarter of 2000 and a legal settlement, offset partially by the loss on the disposal of fixed assets.

Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

LIQUIDITY AND CAPITAL RESOURCES

Our capital needs are derived primarily from working capital requirements and the continued growth of the business. Our working capital at March 31, 2001 was $110.2 million, an increase of $16.9 million over working capital of $93.3 million at December 31, 2000. The increase in working capital was primarily due to the increase in accounts receivable and reductions in accounts payable, partially offset by increases in short term borrowings and accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2001 was $13.2 million, compared to cash used in operating activities of $19.6 million for the same period last year. The decrease in cash used in operating activities was due to increased net earnings, depreciation, and the tax effect of non-qualified stock options, partially offset by increases in accounts receivable, and prepaid expenses and other current assets.

Net cash used in investing activities was $9.4 million for the three months ended March 31, 2001, an increase of $6.3 million over the three months ended March 31, 2000. The increase in cash used in investing activities is due to increased capital expenditures related to new store openings and the acquisition of three adjacent properties in Manhattan Beach. We plan on building administrative offices on these properties.

Net cash provided by financing activities for the three months ended March 31, 2001 was $24.3 million, compared to $13.7 million in the three months ended March 31, 2000. The cash provided by financing activities was derived primarily from our short-term credit facilities, and, to a lesser extent, proceeds from the exercise of stock options, partially offset by reductions in long term debt.

Our credit facility provides for borrowing under a revolving line of credit of up to $120.0 million and a term loan, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $48.4 million of availability as of March 31, 2001) with the CIT Group, as agents for the lenders. At March 31, 2001, there was approximately $71.6 million outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (8.0% at March 31, 2001) minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2002. The revolving line of credit provides a sub-limit for letters of credit of up to $36.0 million to finance our foreign purchases of merchandise inventory. As of March 31, 2001, we had approximately $10.3 million of letters of credit under the revolving line of credit. The term loan component of the credit facility, which has a principal balance of $2.0 million as of March 31, 2001, bears interest at the prime rate plus 1.0% and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for one of our distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains certain financial covenants that require us to maintain minimum tangible net worth, working capital, and specified leverage ratios and limits our ability to pay dividends if we are in default of any provisions of the credit facility. We were in compliance with these covenants as of March 31, 2001.

We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2001. However, in connection with our growth strategy, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters, we believe that changes in our product offerings have somewhat mitigated the effect of this seasonality and, consequently, our sales are not necessarily as subjected to seasonal trends as that of our past or our competitors in the footwear industry.

We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include
(i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and
(viii) actions by competitors. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the full year.

INFLATION

We do not believe that the relatively moderate rates of inflation experienced in the United States of America over the last three years has had a significant effect on our net sales or profitability. However, we cannot accurately predict the effect of inflation on future operating results. Although higher rates of inflation have been experienced in a number of foreign countries in which our products are manufactured, we do not believe that inflation has had a material effect on our net sales or profitability. In the past, we have been able to offset our foreign product cost increases by increasing prices or changing suppliers, although no assurance can be given that we will be able to continue to make such increases or changes in the future.

EXCHANGE RATES

We receive U.S. Dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. Dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. Dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the fiscal year ending December 31, 2000 and for the three months ended March 31, 2001, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative securities or other market rate sensitive instruments.

At March 31, 2001, approximately 29% of the Company's total indebtedness contained fixed rates of interest ranging from 7.66% to 7.89%. Substantially all of the Company's remaining indebtedness is at variable rates of interest and, accordingly, while changes in interest rates would not impact the fair value of these financial instruments, such changes would impact net earnings in future periods. It is estimated that a change in interest rates of 1% would result in an annual impact on interest expense of approximately $736,000.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  --

     (a) Exhibits

          None

     (b) Reports on Form 8-K

During the three-month period ending March 31, 2001, the Company filed one current report on Form 8-K on March 27, 2001 under Item 5 - Other Events, regarding members of the Greenberg family each entering into an individual written plan for the purposes of trading shares of the Company's common stock and establishing an affirmative defense to insider trading liability pursuant to Rule 10b5-1 as promulgated under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SKECHERS U.S.A, INC.

Dated: May 14, 2001                    /s/  David Weinberg
                                       --------------------------------------
                                            David Weinberg
                                            Executive Vice President and
                                            Chief Financial Officer