Form 10-Q
period 2001-06-30
SKECHERS USA INC
filed 2001-08-14
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________ .

COMMISSION FILE NUMBER: 001-14429

SKECHERS U.S.A., INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4376145
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

228 MANHATTAN BEACH BLVD.
MANHATTAN BEACH, CALIFORNIA 90266
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange on
Title of each class	which registered

Class A Common Stock $0.001 par value	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]      No [   ]

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 8, 2001: 15,217,164

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 8, 2001: 21,482,151

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	June 30,	December, 31
	2001	2000

Current Assets:

Cash	$13,776	$8,781

Trade accounts receivable, less allowance for bad debts and returns of $5,731 in 2001 and $5,152 in 2000	153,825	96,628

Due from officers and employees	83	540

Other receivables	2,009	1,016

Inventories	152,986	111,708

Prepaid expenses and other current assets	18,572	6,457

Deferred tax assets	4,414	4,414

Total current assets	345,665	229,544

Property and equipment, at cost, less accumulated depreciation and amortization	81,961	70,405

Intangible assets, at cost, less applicable amortization	508	559

Other assets, at cost	2,565	2,892

	$430,699	$303,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term borrowings	$74,253	$49,754

Current installments of long-term borrowings	2,612	2,452

Accounts payable	125,523	72,865

Accrued expenses	12,560	11,168

Total current liabilities	214,948	136,239

Long-term borrowings, excluding current installments	31,783	33,115

Commitments and contingencies

Stockholders’ equity:

Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—

Class A Common Stock, $.001 par value; 100,000 shares authorized; 15,112 and 10,789 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	15	10

Class B Common Stock, $.001 par value; 60,000 shares authorized; 21,577 and 24,805 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	22	25

Additional paid-in capital	90,238	74,243

Accumulated other comprehensive income	5	—

Retained earnings	93,688	59,768

Total stockholders’ equity	183,968	134,046

	$430,699	$303,400

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,

	2001	2000

Net sales	$230,899	$163,899

Cost of sales	131,724	94,763

Gross profit	99,175	69,136

Royalty income (loss), net	(13)	104

	99,162	69,240

Operating expenses:

Selling	24,191	16,441

General and administrative	45,554	31,130

	69,745	47,571

Earnings from operations	29,417	21,669

Other income (expense):

Interest, net	(3,417)	(2,192)

Other, net	660	277

	(2,757)	(1,915)

Earnings before income taxes	26,660	19,754

Income taxes	9,838	7,744

Net earnings	$16,822	$12,010

Net earnings per share:

Basic	$0.46	$0.34

Diluted	$0.44	$0.33

Weighted average shares:

Basic	36,330	34,940

Diluted	38,653	36,307

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Six-Months Ended June 30,

	2001	2000

Net sales	$458,393	$297,243

Cost of sales	259,904	174,472

Gross profit	198,489	122,771

Royalty income, net	204	109

	198,693	122,880

Operating expenses:

Selling	45,033	31,112

General and administrative	92,943	57,224

	137,976	88,336

Earnings from operations	60,717	34,544

Other income (expense):

Interest, net	(7,176)	(3,991)

Other, net	1,151	277

	(6,025)	(3,714)

Earnings before income taxes	54,692	30,830

Income taxes	20,770	12,086

Net earnings	$33,922	$18,744

Net earnings per share:

Basic	$0.94	$0.54

Diluted	$0.88	$0.52

Weighted average shares:

Basic	36,102	34,923

Diluted	38,357	36,040

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$33,922	$18,744

Adjustments to reconcile net earnings to net cash used in operating activities:

Depreciation and amortization of property and equipment	5,779	2,478

Amortization of intangible assets	51	52

Provision for bad debts and returns	1,655	3,011

Loss on disposal of equipment	341	72

Tax benefit of non-qualified stock options	8,003	—

(Increase) decrease in assets:

Receivables	(59,388)	(49,695)

Inventories	(41,278)	(22,350)

Prepaid expenses and other current assets	(12,115)	(173)

Other assets	327	53

Increase in liabilities:

Accounts payable	52,658	31,924

Accrued expenses	1,392	3,355

Net cash used in operating activities	(8,653)	(12,529)

Cash flows used in investing activities-capital expenditures	(17,676)	(13,037)

Cash flows from financing activities:

Proceeds from issuance of common stock	7,992	628

Net proceeds from short-term borrowings	24,499	15,717

Proceeds from long-term borrowings	—	5,822

Repayments on long-term borrowings	(1,172)	(375)

Net cash provided by financing activities	31,319	21,792

Effects of exchange rates on cash	5	—

Net increase (decrease) in cash	4,995	(3,774)

Cash at beginning of period	8,781	10,836

Cash at end of period	$13,776	$7,062

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$3,443	$3,172

Income taxes	17,083	5,283

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K.

(2) FOREIGN CURRENCY TRANSLATION

The company established the following foreign subsidiaries during the six-months ended June 30, 2001; Skechers S.a.r.l located in Switzerland, with a functional currency of the U.S. Dollar; Skechers Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers GmbH located in Germany, with a functional currency of the Euro; and Skechers SAS located in France with a functional currency of the Euro.

The results of operations for the company’s non U.S. Dollar functional currency foreign subsidiaries are translated from their functional currency into U.S. dollars using the average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of the each period. Adjustments resulting from the translation process are reported in a separate component of stockholders’ equity, and are not included in the determination of the results of operations.

(3) OTHER COMPREHENSIVE INCOME

Other comprehensive income at June 30, 2001 and December 31, 2000, consist of foreign currency translation gains of $5,000 and $0, respectively.

(4) EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock.

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Weighted average shares used in basic Computation	36,330	34,940	36,102	34,923

Dilutive effect of stock options	2,323	1,367	2,255	1,117

Weighted average shares used in diluted computation	38,653	36,307	38,357	36,040

There were no options outstanding at June 30, 2001 and 2000 that were not included in the computation of diluted earnings per share for the three-month period ended June 30, 2001 and 2000. There were no options outstanding at June 30, 2001 that were not included in the computation of diluted earnings per share for the six-month period ended June 30, 2001. Options to purchase 1,209,636 shares of common stock at an exercise price of $11.00 per share were outstanding at June 30, 2000, but not included in the computation of diluted earnings per share for the six month period ended June 30, 2000 because the options’ exercise price was greater than the average market price of the common shares.

(5) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on July 11, 2001, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (6.75% at June 30, 2001) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at June 30, 2001 were $29.2 million. Available borrowings under the line of credit at June 30, 2001 were $31.1 million. The Company pays an unused line of credit fee of .25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, and limits the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at June 30, 2001.

(7) LITIGATION

In December 1999 and January 2000, the Company and two officers/directors were named as defendants in four purported class-action lawsuits filed in the United States District Court, Central District of California. Two of the lawsuits also named the underwriters of the Company’s initial public offering of its Class A common stock on June 9, 1999 as defendants. All of the complaints seek damages and rescission on behalf of a class of persons who purchased securities in, or traceable to, the Company’s initial public offering on June 9, 1999 or thereafter on the open market prior to July 6, 1999. All four actions were subsequently consolidated into one matter and a consolidated complaint was filed on June 1, 2000 in the United States District Court, Central District of California. The consolidated complaint named as defendants the Company, two officers of the Company, and the underwriters of the Company’s initial public offering. The class, as currently alleged in the consolidated complaint now on file, consists of all persons who purchased securities in, or traceable to, the Company’s initial public offering of its Class A common stock on June 9, 1999 or thereafter on the open market prior to June 15, 1999.

In response to the consolidated complaint, the Company filed a motion to dismiss the entire case. On September 25, 2000, the U.S. District Court issued a tentative order to dismiss the consolidated complaint in its entirety, with leave to amend. The U.S. District Court issued a final order on June 20, 2001, dismissing the case in its entirety with leave to amend. An amended complaint was filed on or about August 3, 2001. Since these matters are still in the pleading stage and no discovery has been conducted, neither the Company nor Company counsel are able to conclude as to the potential likelihood of an unfavorable outcome. In any event, the Company is vigorously defending the claims and believes that its defenses are meritorious. The Company also maintains insurance that it believes covers all the matters alleged in the consolidated complaint as currently pled. Accordingly, the Company has not provided for any potential losses associated with these lawsuits.

The Company is involved in other litigation, disputes, and threatened litigation, arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

(8) STOCKHOLDERS’ EQUITY

During the three-months and six-months ended June 30, 2001, certain Class B stockholders converted 1,923,300 and 3,228,300 shares of Class B common stock to Class A common stock, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to the Company’s revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will,” “result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate.

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of the Company are included under the “Risk Factors” on pages 12 through 18 in the Company’s Form 10-K for the year ended December 31, 2000.

OVERVIEW

Skechers designs and markets branded contemporary casual, active rugged and lifestyle footwear for men, women and children. The Company’s objective is to become a leading source of contemporary casual and active footwear while ensuring the longevity of both the Company and Skechers brand name through controlled, well managed growth. The Company strives to achieve this objective by developing and offering a balanced assortment of basic and fashionable merchandise across a wide spectrum of product categories and styles, while maintaining a diversified, low-cost sourcing base and controlling the growth of its distribution channels. The Company sells its products to department stores such as Nordstrom, Dillards, Federated, Kohl’s, Robinsons-May, JC Penney and specialty retailers such as Footlocker, Famous Footwear, Shoe Carnival, Genesco’s Journeys and Jarman chains, and FootAction U.S.A. The Company also sells its products internationally in over 100 countries and territories through major international distributors and directly to consumers through Company owned stores and via mail order and e-commerce.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations as a percentage of net sales.

	Three-Months Ended June 30,				Six-Months Ended June 30,

	2001		2000		2001		2000

Net sales	$230,899	100.0%	$163,899	100.0%	$458,393	100.0%	$297,243	100.0%

Cost of sales	131,724	57.0	94,763	57.8	259,904	56.7	174,472	58.7

Gross profit	99,175	43.0	69,136	42.2	198,489	43.3	122,771	41.3

Royalty income, net	(13)	0.0	104	0.0	204	0.0	109	0.1

	99,162	43.0	69,240	42.2	198,693	43.3	122,880	41.4

Operating expenses:

Selling	24,191	10.5	16,441	10.0	45,033	9.8	31,112	10.5

General and administrative	45,554	19.7	31,130	19.0	92,943	20.3	57,224	19.3

	69,745	30.2	47,571	29.0	137,976	30.1	88,336	29.8

Earnings from operations	29,417	12.8	21,669	13.2	60,717	13.2	34,544	11.6

Interest expense, net	(3,417)	(1.5)	(2,192)	(1.3)	(7,176)	(1.6)	(3,991)	(1.3)

Other, net	660	0.3	277	0.2	1,151	0.3	277	0.1

Earnings before income taxes	26,660	11.6	19,754	12.1	54,692	11.9	30,830	10.4

Income taxes	9,838	4.3	7,744	4.8	20,770	4.5	12,086	4.1

Net earnings	$16,822	7.3%	$12,010	7.3%	$33,922	7.4%	$18,744	6.3%

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Sales

Net sales for the three months ended June 30, 2001 were $230.9 million, an increase of $67.0 million or 40.9% over net sales of $163.9 million for the three months ended June 30, 2000. The substantial increase in net sales continues to be driven by wholesale revenues. Wholesale revenues realized increases in all product lines due to new product offerings and increased demand in each of the men’s, women’s, and kid’s categories. International wholesale revenues increased during the three months ended June 30, 2001, compared to the same period last year, due to increased marketing and promotional efforts, including celebrity endorsements, and, in certain regions, increased brand awareness derived from the opening of our international retail stores in the United Kingdom, France and Germany. Retail sales increased during the three months ended June 30, 2001, compared to the same period last year, due primarily to the increase in the number of stores which included the three previously mentioned international stores added in 2001. In addition, we plan to open another international retail store in Canovanas, Puerto Rico during the third quarter of 2001. Mail order revenues also increased during the three months ended June 30, 2001, compared to the same period last year.

Gross Profit

Gross profit was $99.2 million for the three months ended June 30, 2001, an increase of $30.0 million or 43.4% over gross profit of $69.1 million for the same period in 2000. Gross profit as a percentage of sales was 43.0% for the three months ended June 30, 2001, compared to 42.2% for the same period in the prior year. The improvement in the gross profit as a percentage of sales was primarily due to reduced ocean freight costs and, to a lesser extent, a change in sales mix from the same period last year.

Selling Expenses

Selling expenses for the three months ended June 30, 2001 were $24.2 million, an increase of $7.7 million over the $16.4 million reported for the same three-month period in 2000. Selling expenses for the three months ended June 30, 2001 increased slightly as a percentage of net sales to 10.5% from 10.0% during the three months ended June 30, 2000. The increase in selling expenses for the three months ended June 30, 2001, over the same three-month period last year, is primarily due to the increase in advertising campaigns.

Management is committed to the overall marketing strategy that is largely responsible for the increase in our market presence, product visibility and product demand. The Company has increased its advertising budget consistent with projected sales, which has included such avenues as magazine, television, trade shows, and billboards. The Company endeavors to spend approximately 8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. Marketing expense as a percentage of net sales may vary from quarter to quarter. In the three-months ended June 30, 2001, total advertising expenses increased to $19.0 million or 8.2% of net sales from $12.6 million or 7.7% of net sales for the same period in 2000.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2001 were $45.6 million, compared to $31.1 for the three-months ended June 30, 2000. As a percentage of net sales, general and administrative expenses for the three-months ended June 30, 2001 were 19.7%, compared to 19.0% for the same period last year. The increase in general and administrative expenses for the three-months ended June 30, 2001, compared to the same period in 2000, were primarily due to infra-structure investments made to support our continued sales growth. We have increased our retail administrative personnel, increased our distribution capacity, enhanced our information systems to support the additional sales volume, and have added personnel to support our international operations as we begin to sell direct into selected European markets. In addition, although to a lessor extent, we have added personnel to support our new product line Skechers by Michelle K, which was launched in the first quarter of 2001, and we are currently transitioning our catalog operations in house from an outside third party provider.

During the three-months ended June 30, 2001, general and administration expenses increased at a higher rate than sales, primarily due to the infrastructure improvements previously mentioned. These infrastructure improvements are needed to support our sales and related strategic objectives, however, we do not anticipate leveraging of these costs until fiscal year 2002. As such, we expect general and administrative expenses to increase in absolute dollars for the balance of the fiscal year ending December 31, 2001.

Interest Expense

Interest expenses for the three months ended June 30, 2001 was $3.4 million compared to $2.2 million for the three-months ended June 30, 2000. The increase in interest expense is due to the increase in short term borrowing to support our working capital requirements and the increase in capital asset financing to support the increase in sales volume and related infra-structure additions.

Other Income, Net

Other income, net consists primarily of rental income from the leasing of offices at the company’s administrative office building acquired in the fourth quarter of fiscal 2000.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the three-months ended June 30, 2001 was 36.9% compared to 39.2% for the three months ended June 30, 2000. The decrease in the effective tax rate is due to changes in our projections of income in differing tax jurisdictions as a result of our international expansion.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Sales

Net sales for the six months ended June 30, 2001 were $458.4 million, an increase of $161.2 million or 54.2% over net sales of $297.2 million for the six months ended June 30, 2000. The increase in net sales is due to continued acceptance of the company’s product offerings, which is a result of our significant investments in marketing and advertising. Wholesale revenues increased due to the increase in, and diversification of, our product offerings and continued demand for existing products. Wholesale revenues, for the six-months ended June 30, 2001, realized increases in each of the men’s, women’s, and kid’s categories. International wholesale revenues increased during the six months ended June 30, 2001, compared to the same period last year, primarily due to increased marketing efforts and, in certain regions, increased brand awareness from the opening of our first international retail stores in the first quarter of fiscal 2001. Retail sales also increased during the six months ended June 30, 2001, compared to the six months ended June 30, 2000, primarily due to the addition of 14 domestic retail stores and three international stores. Mail order revenues for the six-months ended June 30, 2001 were comparable to the same six-month period last year.

Gross Profit

Gross profit for the six-months ended June 30, 2001, was $198.5 million, an increase of $75.8 million or 61.7% over gross profit of $122.8 million for the comparable six-month period last year. Gross profit as a percentage of sales increased to 43.3% in the six months ended June 30, 2001, compared to 41.3% for the six-months ended June 30, 2000. The increase in gross profit as a percentage of revenues for the six months ended June 30, 2001, compared to the same six month period in 2000, was due to reduced inbound ocean freight costs, and continued sales increases in the women’s categories, which tend to have higher margins.

Selling Expenses

Selling expenses for the six months ended June 30, 2001 were $45.0 million compared to $31.1 million for the six months ended June 30, 2000. Selling expenses decreased, as a percentage of net sales, during the six months ended June 30, 2001 to 9.8% from 10.5% in the same period last year. The increase in selling expenses, in absolute dollars, was primarily due to increased domestic television advertising and increased international media campaigns in the six-months ended June 30, 2001, compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses were $92.9 million for the six-months ended June 30, 2001, compared to $57.2 million for the same period in 2000. General and administrative expenses increased, as a percentage of net sales, to 20.3% during the six months ended June 30, 2001, compared to 19.3% in the same year ago period. The increases in general and administrative expenses during 2001, were incurred to build the infrastructure necessary to support our expanding operations. We added executive and administrative personnel to support our retail and international operations, including the costs related to establishing our foreign subsidiaries located in Switzerland, United Kingdom, France and Germany. In addition, we increased our distribution capacity with facility and capital equipment additions and enhanced our information systems to support the increase in sales volume. We are also transitioning our catalog operations in house from an outside third party provider.

Interest Expense

Interest expense increased to $7.2 million in the six-months ended June 30, 2001 compared to $4.0 million for the six-months ended June 30, 2000. The increase in interest expenses was due to the increase in short term borrowings to support our working capital requirements and capital asset financing to support the increase in sales and related infra-structure additions.

Other Income, Net

Other income, net consists primarily of office rental income from the leasing of offices at the company’s administrative office building acquired in the fourth quarter of fiscal 2000, offset by the loss on the disposal of fixed assets.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the six-months ended June 30, 2001 was 38.0% compared to 39.2% for the six-months ended June 30, 2000. The decrease in the effective tax rate is due to changes in our projections of income in differing tax jurisdictions as a result of our international expansion.

LIQUIDITY AND CAPITAL RESOURCES

Our capital needs are derived primarily from working capital requirements and the continued growth of the business. Our working capital at June 30, 2001 was $130.7 million, an increase of $37.4 million over working capital of $93.3 million at December 31, 2000. The increase in working capital was primarily due to the increase in accounts receivable, inventory, and prepaid and other current assets (primarily prepaid income taxes) offset by increases in accounts payable and short term borrowings.

Inventories increased $41.3 million or 37% to $153.0 million at June 30, 2001, from $111.7 million at December 31, 2000. In addition, our sales backlog at June 30, 2001 has increased over 50% from the same year ago period. However, our commitment to inventory, which includes inventory on hand, inventory in transit for which we have title, and merchandise in process, for which we do not have title, has increased at a level consistent with our backlog. In addition, our on hand inventory has decreased as a percentage of our total committed inventory, hence, a larger portion of the committed inventory consists of the more recently ordered items, when compared to committed inventory at June 30, 2000.

Net cash used in operating activities for the three months ended June 30, 2001 was $8.7 million, compared to cash used in operating activities of $12.5 million for the same period last year. The decrease in cash used in operating activities was primarily due to the increase in net earnings, tax benefit of non-qualified stock options, and the increase accounts payable, offset by increases in accounts receivable, inventories and prepaid expenses and other current assets.

Net cash used in investing activities was $17.7 million for the six months ended June 30, 2001, an increase of $4.6 million over the six months ended June 30, 2000. The increase in cash used in investing activities was due to increased capital expenditures related to new store openings, capital expenditures related to our international operations, and the acquisition of real properties in Manhattan Beach in which administrative office buildings will be built.

Net cash provided by financing activities for the three months ended June 30, 2001 was $31.3 million, compared to $21.8 million in the three months ended June 30, 2000. The cash provided by financing activities was derived primarily from our short-term credit facilities, and, to a lesser extent, proceeds from the exercise of stock options, partially offset by reductions in long-term debt.

In July 2001, we renegotiated our line of credit facility which now provides for borrowings of up to $150.0 million, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $31.1 million of availability as of June 30, 2001) with the CIT Group, as agents for the lenders. At June 30, 2001, there was approximately $74.3 million outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (6.75% at June 30, 2001) minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2003. The revolving line of credit provides a sub-limit for letters of credit of up to $30.0 million to finance our foreign purchases of merchandise inventory. As of June 30, 2001, we had approximately $29.2 million of letters of credit under the revolving line of credit. The credit facility has a term loan component, which has a principal balance of $2.0 million as of June 30, 2001, bears interest at the prime rate plus 1.0% and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for one of our distribution centers in Ontario, California and the note is secured by such equipment. The credit facility provides that stockholders’ equity shall not decrease by more than 20% in any calendar quarter, and limits the payment of dividends if we are in default of any provision of the agreement. We were in compliance with these covenants as of June 30, 2001.

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

EXCHANGE RATES

We receive U.S. Dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. Dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. Dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the fiscal year ending December 31, 2000 and for the six months ended June 30, 2001, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. At June 30, 2001, approximately $76.2 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate of interest. We believe that moderate changes in the prime rate will not materially affect the operating results or financial condition of the company. For example, a 1% change in interest rates would result in approximately $762,000 annual impact on pretax income (loss) based upon those outstanding borrowing at June 30, 2001.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary's assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchanges rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing cost of goods sold in the future. The company manages these risks by primarily denominating these purchases and commitments in U.S. dollars. The company does not engage in hedging activities with respect to such exchange rate risks.

New Accounting Pronouncements

During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that the purchase method be used for all business combination initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years starting after December 15, 2001. We do not expect that the adoption of SFAS 141 and 142 will have a material impact on the financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS — Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS — Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2001, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting: (1) the election of three members to the Board of Directors; (2) the amendment to the Company’s 1998 Stock Option, Deferred Stock and Restricted Stock Plan increasing the number of shares of Class A Common Stock authorized for issuance under the Stock Option Plan (3) the ratification and approval of KPMG LLP as the Company’s independent auditors for fiscal 2001; (4) and the transaction of other business which came to the attention of the stockholders during the meeting.

The results of the voting on these matters are set forth below:

		VOTES
PROPOSAL	VOTES FOR	AGAINST/WITHHELD	ABSTENTIONS	BROKER NON-VOTES

Proposal No. 1 — Election of Director Nominees Michael Greenberg	246,472,329	426,424	N/A	N/A
Jeffrey Greenberg	246,472,329	426,424	N/A	N/A
David Weinberg	246,472,329	426,424	N/A	N/A

Proposal No. 2 — Amendment to the Company’s 1998 Stock Option, Deferred Stock, And Restricted Stock Plan	240,035,093	2,166,164	18,285	4,679,211

Proposal No. 3 — Ratification of KPMG LLP as Independent Auditors for Fiscal 2001	246,791,284	95,926	11,543	0

The following Directors were not standing for election and are continuing as Directors of the Company: Robert Greenberg, John Quinn, and Richard Siskind.

ITEM 5. OTHER INFORMATION — Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

(a)	Exhibits — None

(b)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A, INC.

Dated: August 13, 2001	/s/ David Weinberg David Weinberg Executive Vice President and Chief Financial Officer