Form 10-Q
period 2001-09-30
SKECHERS USA INC
filed 2001-11-14
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

COMMISSION FILE NUMBER: 001-14429

SKECHERS U.S.A., INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-4376145 (I.R.S. EMPLOYER IDENTIFICATION NO.)

228 MANHATTAN BEACH BLVD.
MANHATTAN BEACH, CALIFORNIA 90266
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Class A Common Stock $0.001 par value	Name of each exchange on which registered New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [ ]

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 7, 2001: 15,249,252

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 7, 2001: 21,482,151

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	September 30,	December 31,
	2001	2000

Current Assets:
Cash	$15,353	$8,781
Trade accounts receivable, less allowance for bad debts and returns of $5,458 in 2001 and $5,152 in 2000	141,034	96,628
Due from officers and employees	369	540
Other receivables	6,382	1,016
Inventories	158,459	111,708
Prepaid expenses and other current assets	11,258	6,457
Deferred tax assets	4,414	4,414

Total current assets	337,269	229,544

Property and equipment, at cost, less accumulated depreciation and amortization	85,891	70,405
Intangible assets, at cost, less accumulated amortization	483	559
Other assets, at cost	2,643	2,892

	$426,286	$303,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$82,669	$49,754
Current installments of long-term borrowings	2,631	2,452
Accounts payable	99,975	72,865
Accrued expenses	13,415	11,168

Total current liabilities	198,690	136,239

Long-term borrowings, excluding current installments	31,130	33,115

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 15,249 and 10,789 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	15	10
Class B Common Stock, $.001 par value; 60,000 shares authorized; 21,482 and 24,805 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	22	25
Additional paid-in capital	90,997	74,243
Accumulated other comprehensive income	364	—
Retained earnings	105,068	59,768

Total stockholders’ equity	196,466	134,046

	$426,286	$303,400

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,

	2001	2000

Net sales	$287,900	$205,749
Cost of sales	165,305	118,838

Gross profit	122,595	86,911
Royalty income, net	64	6

	122,659	86,917

Operating expenses:
Selling	40,771	25,177
General and administrative	59,929	33,865

	100,700	59,042

Earnings from operations	21,959	27,875

Other income (expense):
Interest, net	(4,194)	(2,674)
Other, net	381	(59)

	(3,813)	(2,733)

Earnings before income taxes	18,146	25,142
Income taxes	6,768	9,855

Net earnings	$11,378	$15,286

Net earnings per share:
Basic	$0.31	$0.43

Diluted	$0.30	$0.40

Weighted average shares:
Basic	36,704	35,837

Diluted	38,275	37,915

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Nine-Months Ended September 30,

	2001	2000

Net sales	$746,293	$502,992
Cost of sales	425,209	293,310

Gross profit	321,084	209,682
Royalty income, net	268	115

	321,352	209,797

Operating expenses:
Selling	85,804	56,289
General and administrative	152,872	91,088

	238,676	147,377

Earnings from operations	82,676	62,420

Other income (expense):
Interest, net	(11,369)	(6,666)
Other, net	1,532	218

	(9,837)	(6,448)

Earnings before income taxes	72,839	55,972
Income taxes	27,539	21,941

Net earnings	$45,300	$34,031

Net earnings per share:
Basic	$1.25	$0.97

Diluted	$1.18	$0.93

Weighted average shares:
Basic	36,295	35,229

Diluted	38,237	36,512

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net earnings	$45,300	$34,031
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	9,174	4,021
Amortization of intangible assets	76	78
Provision for bad debts and returns	1,370	3,254
Loss on disposal of equipment	341	—
Tax benefit from non-qualified stock options	8,299	—
(Increase) decrease in assets:
Receivables	(50,971)	(41,499)
Inventories	(46,751)	(25,987)
Prepaid expenses and other current assets	(4,801)	(2,722)
Other assets	249	270
Increase in liabilities:
Accounts payable	27,110	8,221
Accrued expenses	2,247	2,530

Net cash used in operating activities	(8,357)	(17,803)

Cash flows used in investing activities — capital expenditures	(25,001)	(21,824)

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,457	1,652
Net proceeds related to short-term borrowings	32,915	25,488
Proceeds from long-term borrowings	—	10,197
Repayments on long-term borrowings	(1,806)	(745)

Net cash provided by financing activities	39,566	36,592

Net increase (decrease) in cash	6,208	(3,035)
Effect of exchange rates on cash	364	—
Cash at beginning of period	8,781	10,836

Cash at end of period	$15,353	$7,801

Supplemental disclosures of cash flow information: Cash paid during the period for:
Interest	$10,809	$4,065
Income taxes	18,666	17,906

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

(2) FOREIGN CURRENCY TRANSLATION

The company operates internationally through the following foreign subsidiaries; Skechers S.a.r.l located in Switzerland, with a functional currency of the U.S. Dollar; Skechers Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers GmbH located in Germany, with a functional currency of the Euro; and Skechers SAS located in France with a functional currency of the Euro.

The results of operations for the company’s non U.S. Dollar functional currency foreign subsidiaries are translated from their functional currency into U.S. dollars using the average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of the each period. Adjustments resulting from the translation process are reported in a separate component of stockholders’ equity, and are not included in net earnings.

(3) OTHER COMPREHENSIVE INCOME

Other comprehensive income at September 30, 2001 and December 31, 2000, consists of foreign currency translation gains of $364,000 and $0, respectively. Total comprehensive income was $359,000 and $364,000 for the three and nine months ended September 30, 2001. Total comprehensive income was equal to net income for the three and nine months ended September 30, 2000.

(4) EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock.

     The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average shares used in basic computation	36,704	35,837	36,295	35,229
Dilutive effect of stock options	1,571	2,078	1,942	1,283

Weighted average shares used in diluted computation	38,275	37,915	38,237	36,512

There were 305,125 and 9,000 options outstanding that were not included in the computation of diluted earnings per share for the three-months ended September 30, 2001 and 2000, respectively. There were 7,500 and 1,090,220 options outstanding that were not included in the computation of diluted earnings per share for the nine-months ended September 30, 2001 and 2000, respectively. The exercise price of such options exceeded the average market price of the common stock for the period indicated, and, therefore, such options would be anti-dilutive.

(5) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on July 11, 2001, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (6.0% at September 30, 2001) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at September 30, 2001 were $16.7 million. Available borrowings under the line of credit at September 30, 2001 were $59.0 million. The Company pays an unused line of credit fee of .25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, and limits the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at September 30, 2001.

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

     An amended complaint was filed on or about August 3, 2001. On September 26, 2001, the Company filed a motion to dismiss the amended complaint in its entirety. The motion is scheduled to be heard on December 17, 2001.

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

(8) STOCKHOLDERS’ EQUITY

During the three-months and nine-months ended September 30, 2001, certain Class B stockholders converted 95,000 and 3,323,300 shares of Class B common stock to Class A common stock, respectively.

ITEM 2

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

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of the Company are included under the “Risk Factors” on pages 12 through 18 in the Company’s Form 10-K for the year ended December 31, 2000. In addition, the United States economy is currently undergoing a period of slowdown, which some observers view as a recession. The United States and world economic condition has been worsened by the September 11th terrorist attacks in New York City and Washington, D.C. Moreover, any further terrorist activities, or the effect of the United States’ political, economic or military response to such activities, could result in the further deterioration of the United States and world economy. Such industry downturns have been, and may continue to be, characterized by diminished product demand and erosion of average selling prices, as well as other factors. A continued economic downturn or recession would have a significant adverse effect on our operating results in future periods.

OVERVIEW

Skechers designs and markets branded contemporary casual, active, rugged and lifestyle footwear for men, women and children. The Company’s objective is to become a leading source of contemporary casual and active footwear while ensuring the longevity of both the Company and Skechers brand name through controlled, well managed growth. The Company strives to achieve this objective by developing and offering a balanced assortment of basic and fashionable merchandise across a wide spectrum of product categories and styles, while maintaining a diversified, low-cost sourcing base and controlling the growth of its distribution channels. The Company sells its products to department stores such as Nordstrom, Dillards, Federated, Kohl’s, Robinsons-May, JC Penney and specialty retailers such as Footlocker, Famous Footwear, Shoe Carnival, Genesco’s Journeys and Jarman chains, and FootAction U.S.A. The Company also sells its products internationally in over 100 countries and territories through major international distributors and directly to consumers through Company owned stores.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from our results of operations as a percentage of net sales.

	Three-Months Ended September 30,				Nine-Months Ended September 30,

	2001		2000		2001		2000

Net sales	$287,900	100.0%	$205,749	100.0%	$746,293	100.0%	$502,992	100.0%
Cost of sales	165,305	57.4	118,838	57.8	425,209	57.0	293,310	58.3

Gross profit	122,595	42.6	86,911	42.2	321,084	43.0	209,682	41.7
Royalty income, net	64	0.0	6	0.0	268	0.0	115	0.0

	122,659	42.6	86,917	42.2	321,352	43.0	209,797	41.7

Operating expenses:
Selling	40,771	14.2	25,177	12.2	85,804	11.5	56,289	11.2
General and administrative	59,929	20.8	33,865	16.5	152,872	20.4	91,088	18.1

	100,700	35.0	59,042	28.7	238,676	31.9	147,377	29.3

Earnings from operations	21,959	7.6	27,875	13.5	82,676	11.1	62,420	12.4
Interest expense, net	(4,194)	(1.4)	(2,674)	(1.3)	(11,369)	(1.6)	(6,666)	(1.3)
Other, net	381	0.1	(59)	0.0	1,532	0.3	218	0.0

Earnings before income taxes	18,146	6.3	25,142	12.2	72,839	9.8	55,972	11.1
Income taxes	6,768	2.4	9,855	4.8	27,539	3.7	21,941	4.4

Net earnings	$11,378	3.9%	$15,286	7.4%	$45,300	6.1%	$34,031	6.7%

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

Net sales for the three months ended September 30, 2001 were $287.9 million, an increase of $82.2 million or 39.9% over net sales of $205.7 million for the three months ended September 30, 2000. The increase in sales continues to be due to the growth of wholesale revenues, with significant increases realized in the men and women’s sport lines and the kid’s lines. International sales increased for the three months ended September 30, 2001 compared to the prior year, primarily due to increased brand awareness derived from increased marketing efforts and the brand exposure from the opening of our international retail stores, and the commencement of our direct selling efforts in the United Kingdom, France, and Germany. Retail sales also increased during the three months ended September 30, 2001 compared to the same period in 2000, as we increased the number of domestic retail stores from 48 to 70. We plan on opening an additional eight domestic retail stores by December 31, 2001. We also realized increases in our mail order revenues during the three months ended September 30, 2001, compared to the three months ended September 30, 2000. However, during October 2001, we elected to discontinue operating our mail order operations internally. We are currently negotiating with outside third parties to perform our e-commerce business and are also pursuing options for our mail order operations. Our mail order revenues represent less than 2% of revenues for the three months ended September 30, 2001.

We have realized significant sales increases in each of the first, second, and third quarters of fiscal 2001, when compared to the same respective quarters in 2000. However, given the current economic environment, in the United States and internationally, and the turbulent world events triggered on September 11, 2001, we currently do not anticipate achieving similar sales gains during the three months ended December 31, 2001. In addition, given our current estimates, we expect to open 29 new domestic retail stores during the current year ending December 31, 2001, however, we are currently planning to significantly reduce the number of domestic retail store openings during fiscal 2002 to approximately 8 to 12.

Gross Profit

Gross profit for the three months ended September 30, 2001 was $122.6 million, an increase of $35.7 million or 41.1% over gross profit of $86.9 million for the three months ended September 30, 2000. Gross margin increased to 42.6% for the three months ended September 30, 2001, compared to 42.2% for the same period in 2000. The increase in gross margin was due to slight margin increases in both our domestic and international wholesale business.

As a result of the slow down in consumer spending subsequent to the events on September 11, 2001, our inventory levels may increase and our gross margin may come under pressure during the three months ended December 31, 2001.

Selling Expenses

Selling expenses were $40.8 million for the three months ended September 30, 2001, compared to $25.2 million for the same three-month period last year. Selling expenses for the three months ended September 30, 2001 increased as a percent of sales to 14.2%, from 12.2% during the same three-month period last year. The increase in selling expenses was primarily due to increased media advertising and promotional expenses for our fall campaigns, when compared to last year, and the write off of mail order catalog costs due to the discontinuation of the mail order operations internally.

General and Administrative Expenses

General and administrative expenses were $59.9 million during the three-months ended September 30, 2001, compared to $33.9 million for the three-months ended September 30, 2000. General and administrative expenses as a percent of sales were 20.8% during the three-months ended September 30, 2001, compared to 16.5% during the three months ended September 30, 2000. The increase in general and administrative expenses was primarily due to planned infrastructure additions to support our continued sales growth in our retail and international operations, and distribution inefficiencies realized from higher than expected sales.

Given the increase in general and administrative expenses, in absolute dollars and as a percent of sales, we have undertaken various costs cutting initiatives. We have discontinued operating our mail order operations internally, eliminated some administrative positions, reduced the number of temporary personnel at our distribution center and are initiating process improvements at our distribution facilities. These cost cutting initiatives, although currently being implemented, are not expected to provide their full benefit until fiscal 2002, therefore we do not anticipate significant general and administrative expense savings during the fourth quarter ended December 31, 2001.

Interest, Net

Interest expense for the three months ended September 30, 2001 was $4.2 million compared to $2.7 million for the three-months ended September 30, 2000. The increase in interest expense is due to the increase in short term borrowing to support our working capital requirements and the increase in capital asset financing to support the increase in sales volume and related infrastructure additions.

Other, Net

Other, net consists primarily of rental income from the leasing of offices at the company’s administrative office building acquired in the fourth quarter of fiscal 2000. We expect rental income to decrease on a go forward basis as tenant’s leases expire.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the three-months ended September 30, 2001 was 37.3% compared to 39.2% for the three months ended September 30, 2000. The decrease in the effective rate is due to changes in our projections of income in differing tax jurisdictions as a result of our international expansion.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

Net sales for the nine months ended September 30, 2001 were $746.3 million, an increase of $243.3 million or 48.4% over sales of $503.0 million for the nine months ended September 30, 2000. The increase in net sales was due to continued acceptance of our product offerings, which is the result of continued investments in marketing and advertising. Wholesale revenues increased due to increased sales in each of our product lines and, to a lesser extent, the addition of 3 product lines, Skechers by Michelle K, Somethin’ Else from Skechers and Four Wheelers by Skechers, our skate line, during the nine months ended September 30, 2001. International wholesale sales increased during the nine months ended September 30, 2001, compared to the same period in 2000, due to increased brand awareness derived from our marketing efforts and, in certain geographical areas, direct sales to department stores and specialty retailers. Retail sales increased during the nine months ended September 30, 2001 compared to the same period last year, primarily due to the addition of 22 domestic retail stores and 3 international retail stores added subsequent to September 30, 2000.

Gross Profit

Gross profit for the nine months ended September 30, 2001 was $321.1 million, an increase of $111.4 million or 53.1% over gross profit of $209.7 million for the nine months ended September 30, 2000. Gross margin was 43.0% for the nine months ended September 30, 2001, compared to 41.7% for the nine months ended September 30, 2000. The increase in gross margin was due to higher margins in the international wholesale business, reduced ocean freight costs, and continued increases in the women’s categories, which tend to have higher margins.

Selling Expenses

Selling expenses for the nine months ended September 30, 2001 were $85.8 million compared to $56.3 million for the nine months ended September 30, 2001. Selling expenses as a percentage of sales was 11.5% for the nine months ended September 30, 2001, compared to 11.2% for the nine months ended September 30, 2000. The increase in selling expenses was primarily due to increased media ads in both the international marketplace, a portion of which related to our entrance into the retail market with the opening of our three retail stores in France, Germany and the United Kingdom, the domestic marketplace and additional cost incurred for our fall campaigns during the three months ended September 30, 2001, as compared to the nine months ended September 30, 2000.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2001 were $152.9 million compared to general and administrative expenses of $91.1 million for the nine months ended September 30, 2000. General and administrative expenses as a percentage of sales for the nine months ended September 30, 2001 was 20.5% compared to 18.1% for the same nine months last year. The increase in general and administrative expenses was due to infrastructure additions to support our expanding operations. We added personnel to support our international and retail operations, including costs related to establishing our foreign subsidiaries in Switzerland, United Kingdom, France, and Germany. In addition, we increased our distribution capacity with facility and capital equipment additions and enhanced our information systems to support the increase in sales volume. However, we have currently made some expense reductions, as previously mentioned, and are currently initiating process improvements at our distribution facility for which the expected benefit will not be received until fiscal 2002.

Interest, Net

Interest expense increased to $11.4 million in the nine-months ended September 30, 2001 compared to $6.7 million for the nine-months ended September 30, 2000. The increase in interest expense was due to the increase in short term borrowings to support our working capital requirements and capital asset financing to support the increase in sales and related infrastructure additions.

Other, Net

Other, net consists primarily of office rental income from the leasing of offices at the company’s administrative office building acquired in the fourth quarter of fiscal 2000, partially offset by the loss on the disposal of fixed assets. We expect rental income to decrease on a go forward basis as tenant’s leases expire.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the nine-months ended September 30, 2001 was 37.8% compared to 39.2% for the nine-months ended September 30, 2000. The decrease in the effective tax rate is due changes in our projections of income in differing tax jurisdictions as a result of our international expansion.

LIQUIDITY AND CAPITAL RESOURCES

Our capital needs are derived primarily from working capital requirements and the continued growth of the business. Our working capital at September 30, 2001 was $138.6 million, an increase of $45.3 million over working capital of $93.3 million at December 31, 2000. The increase in working capital was primarily due to the increase in accounts receivable, inventory, and prepaid and other current assets (primarily prepaid income taxes) offset by increases in accounts payable and short term borrowings.

Inventories increased $46.8 million or 42% to $158.5 million at September 30, 2001, from $111.7 million at December 31, 2000. Our sales backlog at September 30, 2001 increased over 15% from the same year ago period. However, our commitment to inventory at September 30, 2001, which includes inventory on hand, inventory in transit for which we have title, and merchandise in process, for which we do not have title, has increased at a lower rate than our backlog increase.

Net cash used in operating activities for the nine months ended September 30, 2001 was $8.4 million, compared to cash used in operating activities of $17.8 million for the same period last year. The decrease in cash used in operating activities was primarily due to the increase in net earnings, tax benefit of non-qualified stock options, increased depreciation and increased accounts payable, offset by increases in accounts receivable, inventories and prepaid expenses and other current assets.

Net cash used in investing activities was $25.0 million for the nine months ended September 30, 2001, an increase of $3.2 million over the nine months ended September 30, 2000. The increase in cash used in investing activities was due to increased capital expenditures related to new store openings, capital expenditures related to our international operations, and the acquisition of real properties in Manhattan Beach, California that are used for administrative purposes.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $39.6 million, compared to $36.6 million in the nine months ended September 30, 2000. The cash provided by financing activities was derived primarily from our short-term credit facilities, and, to a lesser extent, proceeds from the exercise of stock options, partially offset by reductions in long-term debt.

In July 2001, we renegotiated our line of credit facility which now provides for borrowings of up to $150.0 million, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $59.0 million of availability as of September 30, 2001) with the CITGroup, as agents for the lenders. At September 30, 2001, there was approximately $82.7 million outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (6.0% at September 30, 2001) minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2003. The revolving line of credit provides a sub-limit for letters of credit of up to $30.0 million to finance our foreign purchases of merchandise inventory. As of September 30, 2001, we had approximately $16.7 million of letters of credit under the revolving line of credit. The credit facility has a term loan component, which has a principal balance of $1.9 million as of September 30, 2001, bears interest at the prime rate plus 1.0% and is due in monthly installments with a final balloon payment December 2002. The proceeds from this note were used to purchase equipment for one of our distribution centers in Ontario, California and the note is secured by such equipment. The credit facility contains covenants indicating that stockholders’ equity shall not decrease by more than 20% in any calendar quarter, and limits the payment of dividends if we are in default of any provision of the agreement. We were in compliance with these covenants as of September 30, 2001.

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

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been somewhat seasonal in nature, with the strongest sales generally occurring in the third and fourth quarters, we believe that changes in our product offerings have somewhat mitigated the effect of this seasonality and, consequently, our sales are not necessarily as subject to seasonal trends as in the past or our competitors in the footwear industry.

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

EXCHANGE RATES

We receive U.S. Dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. Dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. Dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the fiscal year ending December 31, 2000 and for the nine months ended September 30, 2001, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. At September 30, 2001, approximately $84.5 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate of interest. We believe that moderate changes in the prime rate will not materially affect the operating results or financial condition of the company. For example, a 1% change in interest rates would result in approximately $845,000 annual impact on pretax income based upon those outstanding borrowing at September 30, 2001.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing cost of goods sold in the future. The company manages these risks by primarily denominating these purchases and commitments in U.S. dollars. The company does not engage in hedging activities with respect to such exchange rate risks.

New Accounting Pronouncements

During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years starting after December 15, 2001. We do not expect that the adoption of SFAS 141 or 142 will have a material impact on the financial position or results of operations.

In April 2001, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-14, “Accounting for Certain Sales Incentives” and EITF No. 00-25, “Vendor Income Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which are effective for the first quarter beginning after December 15, 2001. These EITF’s prescribe guidance regarding the timing of recognition and income classification of costs incurred for certain sales incentive programs to retailers and end consumers. We expect that the adoption of EITF No. 00-14 and EITF No. 00-25 will not have a material impact on our financial position or results from operation.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS 144 will have a material impact on our financial position or results from operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS — Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS — Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — Not Applicable

ITEM 5. OTHER INFORMATION — Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

(a) Exhibits

10.10(g) Fifth Amendment to Amended and Restated Loan and Security Agreement dated July 11, 2001.

(b) Reports on Form 8-K — We did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A, INC.

Dated: November 12, 2001	/s/ DAVID WEINBERG David Weinberg Executive Vice President and Chief Financial Officer