Form 10-K405
period 2001-12-31
SKECHERS USA INC
filed 2002-04-01
CIK 1065837

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
 Class A Common Stock, $0.001 par value                New York Stock Exchange


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on March 25, 2002 on the New York Stock Exchange was approximately $341 million.

    The number of shares of Class A Common Stock outstanding as of March 25, 2002 was 15,667,855.

    The number of shares of Class B Common Stock outstanding as of March 25, 2002 was 21,246,777.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement issued in connection with the 2002 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

================================================================================

                              SKECHERS U.S.A., INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                            PAGE

PART I

Item 1.   Business........................................................... 3
Item 2.   Properties.........................................................19
Item 3.   Legal Proceedings..................................................20
Item 4.   Submission of Matters to a Vote of Security Holders................21

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters................................................22
Item 6.   Selected Financial Data............................................23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................23
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.........30
Item 8.   Financial Statements and Supplementary Data........................31
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure...........................................31

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................32
Item 11.  Executive Compensation.............................................32
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....32
Item 13.  Security Relationships and Related Transactions....................32

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....33
Signatures...................................................................37
Consolidated Financial Statements............................................F-1

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

GENERAL

    We design and market a collection of contemporary footwear for men, women and children under the Skechers brand, one of the most recognized names in the footwear industry. Our footwear reflects a combination of style, quality and value that appeals to a broad range of customers. Our shoes are sold through a wide range of department stores and leading specialty stores, a growing network of our own retail stores and our e-commerce website. Our objective is to continue to profitably grow our domestic operations, while leveraging our brand name to expand internationally.

    We seek to offer consumers a collection of fashionable footwear that satisfies their casual, active and dress footwear needs. Our product line currently consists of over 1,500 active styles that are organized in seven distinct collections. Our core customer is a style-conscious consumer between the ages of 12 and 25 who is attracted to our youthful brand image and fashion forward designs. Over the last several years, we have introduced and expanded several footwear lines that have broadened our customer base. These shoes combine styling themes found elsewhere in our product line with colors and materials that reflect a playful image appropriate for children. We have also recently introduced or expanded several other lines such as Skechers Collection and Skechers by Michelle K that appeal to young adults interested in sophisticated fashions for the workplace and social occasions.

    We believe that a well-recognized brand is an important element for success in the footwear business. We have aggressively promoted the Skechers brand through a comprehensive marketing campaign. This ongoing program has included endorsements from celebrities such as Britney Spears, Rick Fox, Robert Downey, Jr., Matt Dillon and Rob Lowe, print advertisements in publications such as GQ, Vogue and Seventeen and commercials aired on major networks and leading cable channels such as MTV, ESPN and Nickelodeon. We believe that this campaign, which is image oriented rather than product specific, has resulted in a high level of recognition of the Skechers brand across a variety of footwear categories.

Product Lines

    In December 1992, we introduced our first Skechers-branded line called Skechers Sport Utility Footwear. Since that time, we have expanded our product offerings and grown our net sales while substantially increasing the breadth and penetration of our account base. Each of our product lines benefits from the umbrella of the Skechers brand, which is recognized for contemporary and progressive styling, quality, comfort, and affordability. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated design and marketing teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management's vast experience in the footwear industry.

    Skechers USA. Our Skechers USA category for men and women includes six types of footwear: (i) Casuals, (ii) Utility, (iii) Steel Toe, (iv) Classics, (v) Outdoor, and (vi) Comfort (for men only).

    - The Casuals category includes "Black & Brown" boots and shoes that generally have a rugged, less refined design - some with industrial-inspired fashion features. This category is defined by the heavy-lugged outsole and value-oriented materials employed in the uppers. We design and price this category to appeal primarily to young persons with broad acceptance across age groups. Suggested retail price points range from $45.00 to $70.00 for this category.

    - Our Utility styles consist of a single category of boots that are designed to meet the functional demands of a work boot but are marketed as casual footwear. The Utility outsoles are designed to be durable and wearable with Goodyear welted and hardened rubber outsoles. Uppers are constructed of thicker, better grades of heavily oiled leathers, and may include water-resistant or waterproof construction and/or materials, padded collars and Thermolite insulation. Styles include logger boots and demi-boots, engineer boots, motorcycle boots and six- and eight-eyelet work boots. Suggested retail price points range from $80.00 to $100.00 for this category.

    - Steel Toe, an expanded category within Skechers USA, includes boots, shoes and athletic sneakers with steel toe construction. This category is designed for men and women whose jobs have certain safety requirements. Suggested retail price points range from $45.00 to $100.00 for this category.

    - The Classics category of boots and shoes employ softer outsoles, which are often constructed of polyvinyl carbon ("PVC"). The more refined design of this footwear utilizes better grades of leather and linings. Designs are sportier than the Casuals category and feature oxfords, wingtips, monk straps, demi-boots and boots. Suggested retail price points range from $55.00 to $75.00 for this category.

    - Our Outdoor styles primarily consist of hiker-influenced constructions that include boots and shoes. While this category includes many comfort and technical performance features, we market it primarily on the basis of style and comfort rather than on performance. However, many of the technical performance features in the Outdoor category contribute to the level of comfort this footwear provides. Outsoles generally consist of molded and contoured hardened rubber. Many designs may include gussetted tongues to prevent penetration of water and debris, cushioned mid-soles, motion control devices such as heel cups, water-resistant or water-proof construction and materials and heavier, more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers. Suggested retail price points range from $55.00 to $100.00 for this category.

    - Launched in stores in Fall 2001, Skechers Comfort is the latest category of Skechers USA. With comfortable outsoles, more cushioned insoles and leather uppers, the line of stylish casuals is for trend-savvy men of all ages who want more edge in their black and brown footwear. Skechers Comfort is intended to be available in many of the same stores that carry Skechers USA as well as additional mid-tier and better department stores. Suggested retail price points range from $55.00 to $75.00 for this category.

    Skechers Sport. Our Skechers Sport footwear for men and women includes (i) Joggers, Trail runners, Sport hikers, "Terrainers" (multi-functional shoes inspired by cross-trainers), (ii) Court, and (iii) "Street" active sneakers. We distinguish our Skechers Sport category by its technical performance-inspired looks; however, generally we do not promote the technical performance features of these shoes.

    - Our Jogger, Trail runner, Sport hiker and Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, phylon and other synthetic outsoles, and white leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with popular colors in addition to the traditional athletic white. The Jogger, Trail runner, Sport hiker and Terrainer styles are marketed through athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $40 to $80 for this category.

    - The Court category is inspired from classic court shoes and includes technical features, but is not meant to be a performance shoe. The court shoes feature lightweight constructions that include polyurethane and phylon midsoles, rubber low-profile outsoles, and some with heel airbag inserts for additional comfort and performance. The uppers are mostly mid-cut with some low tops, and constructed with better quality smooth, full-grain and tumbled leathers, typically in white. The court styles are marketed through athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $40.00 to $70.00 for this category.

    - Street active sneakers are everyday, everywhere casual shoes for females of all ages. Active sneakers are intended to be retailed through specialty casual shoe stores and department stores. Suggested retail price points range from $40.00 to $65.00 for this category.

    Skechers Collection. The Skechers Collection line features stylish dress casual, dress and EuroSport shoes for the fashion-forward young male consumer. With some basic "essential" styles, this category is primarily comprised of more sophisticated designs influenced, in part, by prevailing trends in Italy and other European countries. As such, this footwear is more likely than other categories to be sourced from Italy and Portugal. The dress and dress casuals include classic tailored and fashion-forward square, rounder and pointed lasts in a variety of styles, such as bicycle toes, monk straps, wingtips, oxfords, cap toes, demi-boots and boots. The outsoles project a sleeker profile and can be either man-made or leather. The uppers are in high-quality leathers including glossy, "box," and aniline. Inspired by the latest in European fashion, EuroSport blends classic dress casual styling with sport to create a versatile and comfortable casual shoe. First delivered in 2001, EuroSport is marked by details, high-quality leathers and suede in multiple colorations, and sport-inspired rubber outsoles. We have promoted Skechers Collection with advertising campaigns featuring Rick Fox, Robert Downey, Jr., Matt Dillon and Robe Lowe. Suggested retail price points range from $65.00 to $155.00 for this category.

    Skechers Kids. The Skechers Kids line features a range of products including boots, shoes and sneakers. Comprised primarily of shoes that are designed like their adult counterparts but in "takedown" versions, the line offers the younger set the same popular styles as their older siblings and schoolmates. This "takedown" strategy maintains the product integrity with premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashion from our men's and women's lines by modifying designs and choosing colors and materials that are more suitable to the playful image we have established in the children's footwear market. Skechers Kids includes variations on Skechers Sport, Skechers USA and Skechers Collection adult shoes. Unique to Skechers Kids is S-Lights, a line of lighted footwear combining sequencing patterns and lights in the outsole and other areas of the shoes. Our children's footwear is offered at retail prices ranging from $20.00 to $50.00.

    Somethin' Else from Skechers. Launched in stores in Fall 2001, Somethin' Else from Skechers is a junior line that features an array of stylish shoes, boots and sandals. We target to 12- to 25-year old style conscious females, and Somethin' Else from Skechers is focused on current styling with numerous details and various silhouettes - including wedges and sculpted wedges. Many of the boots and shoes are made from more affordable materials such as man-made leather. Somethin' Else from Skechers is designed to be a complementary line for juniors who already wear Skechers USA and Skechers Sport styles. Suggested retail price points range from $20.00 to $70.00 for this category.

    Skechers by Michelle K. The Skechers by Michelle K line, also launched in stores in Fall 2001, is a designer line for trend-savvy young women between the ages of 18 and 34. A signature line from our head designer, Michelle Kelchak, the category is comprised of high fashion boots, shoes and sandals. Noticing a hole in the market for affordable high-fashion footwear, Michelle and her team of designers have created a line reflective of the latest European, Asian and American trends at a reasonable price and of the highest quality. Most styles are crafted in Italy, Portugal and Spain, with others made in Brazil. Skechers by Michelle K is marked by high-grade leathers, fine detailing and design and flattering silhouettes, including sculpted heels and lower kitten heels. Suggested retail price points range from $60.00 to $250.00 for this category.

    4 Wheelers by Skechers. Launched in stores in Fall 2001, 4 Wheelers by Skechers is a line of technical fashion roller skates for men, women and children. The skates incorporate our most popular sneaker uppers, including the Energy and Energy II, on quality aluminum and nylon chassis and polyurethane wheels. The uppers are in cool color combinations and feature fashion details such as glimmer trim for some women and girls' styles. Technical features include: full precision ABEC-1, 3 and 5 bearings, unique heel brake for easy control, durable chassis, controllable steering, and reinforced upper. Designed for the entire family, 4 Wheelers by Skechers are street skates that can be worn indoors, and are ideal for fun and fitness. We have promoted 4 Wheelers by Skechers with an advertising campaign featuring Britney Spears. Suggested retail price points for adults range from $80.00 to $100.00, and for children from $60.00 to $75.00.

    In addition to the previously mentioned lines, we offer seasonal sandalized footwear, which features open-toe and open-side constructions consistent with our offerings in the Skechers USA, Skechers Sport and Skechers Collection categories of footwear. Such footwear includes fisherman's sandals, shower sandals, beach sandals, slides, comfort-oriented land sandals and technically inspired water sport sandals. Sandalized footwear includes both leather and synthetic constructions and may feature suede footbeds with form-fitting midsoles. We typically deliver our sandalized footwear to retailers from February to August. Suggested retail price points range from $20.00 to $60.00 for this category.

PRODUCT DESIGN AND DEVELOPMENT

    Our principal goal in product design is to generate new and exciting footwear with contemporary and progressive styles and comfort enhancing performance features. All of our footwear is designed with an active, youthful lifestyle in mind. We design most new styles to be fashionable and marketable to the 12 to 25 year old consumer, while substantially all of our lines appeal to the broader range of 5 to 40 year old consumers. While many of our shoes have performance features, we generally do not position our shoes in the marketplace as technical performance shoes.

    We believe that our product success is related in a large part to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers' ever-evolving preferences. We strive to analyze, interpret and translate current and emerging lifestyle trends. Lifestyle trend information is compiled by our designers through various methods designed to monitor changes in culture and society, including (1) review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media, (2) travel to domestic and international fashion markets to identify and confirm current trends, (3) consultation with our retail customers for information on current retail selling trends, (4) participation in major footwear trade shows to stay abreast of popular brands, fashions and styles and (5) subscription to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret our successful styles in the Skechers image.

    The footwear design process typically begins about nine months before the start of a season. Our products are designed and developed by our in-house staff. To promote innovation and brand relevance, we utilize dedicated design teams that focus on each of the men's, women's and children's categories, and report to our senior design executives. In addition, we utilize outside design firms on an item-specific basis to supplement our design efforts. The design process is extremely collaborative; members of the design staff meet weekly with the heads of retail and merchandising, sales, production and sourcing to further refine our products to meet the particular needs of our markets.

    After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and decoration, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our prototype manufacturers located in Taiwan, which then forward design prototypes back to our domestic design team. New design concepts are often also reviewed by our major retail customers. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. Our design teams can easily and quickly modify and refine a design based on customer input.

    We occasionally order limited production runs which may initially be tested in our concept stores. By working closely with store personnel, we obtain customer feedback that often influences product design and development. We believe that sales in our concept stores can help forecast sales in national retail stores. We strive to determine within seven to 14 days after initial introduction of a product whether there is substantial demand for the style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings. The ability to initially test our products allows us to discontinue less popular styles after only a limited production run which affords us an indicator of future production and a hedge to fashion risks. Also, we strive to monitor five- and 10-week trailing trends of orders of our retail account base in order to manage future production of styles that are increasing or decreasing in popularity. Generally, the production process takes approximately six months from design concept to commercialization.

SOURCING

     Factories. Our products are produced by independent contract manufacturers primarily located in China and, to a lesser extent, in Italy, the Philippines, Brazil and various other countries. Substantially all of our products are manufactured in China. We do not own or operate any manufacturing facilities. We believe the use of independent manufacturers increases our production flexibility and capacity while at the same time substantially reduces capital expenditures and avoids the costs of managing a large production work force.

    We seek to use, whenever possible, manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. During 2001, we had four manufacturers that accounted for approximately 51.9% of total purchases. No one manufacturer accounted for 20.0% or more of our total purchases for this period. To date, we have not experienced difficulty in obtaining manufacturing services.

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

    We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0.5% and 1.5% for 30 to 60 days financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. While we have long-standing relationships with many of our manufacturers and believe our relationships to be good, there are no long-term contracts between us and any of our manufacturers.

    Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring is performed domestically by our in-house production department and in Asia through an approximately 130-person staff working from our offices in China and Taiwan. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convict, forced, indentured labor (as defined under U.S.
law) nor child labor (as defined by the manufacturer's country) is used in the production process, that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.

    Quality Control. We believe that quality control is an important and effective means of maintaining the quality and reputation of our products. Our quality control program is designed to ensure that finished goods not only meet our established design specifications, but also that all goods bearing our trademarks meet our standards for quality. Quality control personnel perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee key phases of production. In addition, unannounced visits to the manufacturing sites, to further monitor compliance with our manufacturing specifications, are made by our employees and agents.

ADVERTISING AND MARKETING

    Our advertising and marketing focus is to maintain and enhance recognition of the Skechers brand name as a casual, active youthful brand that stands for quality, comfort and design innovation. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. We have and continue to increase our advertising budget consistent with projected sales, which has included such avenues as magazines, television, trade shows, billboards, and buses. We endeavor to spend approximately 8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts.

Advertising

    Substantially all of our advertising is conceived and designed by our in-house staff. By retaining our advertising functions in-house, we believe that we are able to maintain a greater degree of control over both the creative process and the integrity of the Skechers brand image, while realizing substantial cost savings compared to using outside agencies.

    We believe that our success to date is due in large part to our advertising strategies and methods. Our in-house advertising team has developed a comprehensive program to promote the Skechers brand name through lifestyle and image advertising. While all advertisements feature our footwear, our advertisements generally seek to build and increase brand awareness by linking the Skechers brand to youthful, contemporary lifestyles and attitudes rather than to market a particular footwear product. We have made a conscious effort to avoid the association of the Skechers name with any single category of shoe to provide merchandise flexibility and to aid the ability to take the brand and product design in the direction of evolving footwear fashions and consumer preferences.

    We use a variety of media for our national advertising. Print efforts are represented by one and two page ads displayed in popular fashion and lifestyle consumer publications that appeal to our target customer group, such as Spin, Details, Seventeen, GQ, Vibe, Rolling Stone, Vogue and many others. Our progressive television advertisements are primarily produced in-house and air frequently on top television shows on major networks and the cable channels. Different advertisements are created for each of the 5 to 11, 12 to 24 and 25 to 35 year old male and female consumer groups. Our in-house media buyer strategically selects during which program and in which geographic area certain of our commercials will air in order to reach the appropriate target audience.

    Endorsements. We believe that the high profile image and diverse appeal of each of our celebrity endorsements will help the Skechers brand reach new markets. In 2000, we signed our first celebrity endorsement agreements, including signing singer Britney Spears for an international (worldwide excluding the United States) print media campaign through June 2002. We expanded upon our successful relationship with Britney Spears in 2002 by signing a three-year worldwide licensing agreement for her to promote our collection of Britney Spears 4 Wheelers, which is fashioned after our 4 Wheelers by Skechers line of technical fashion roller skates. We also recently signed professional basketball player and actor Rick Fox and actor Robert Downey, Jr. to separate limited term worldwide print media campaigns. We previously had similar relationships with actors Matt Dillon and Rob Lowe. From time to time, we may sign other celebrities to endorse our brand name and image and to strategically focus marketing of our products among specific consumer groups.

    Marketing and Promotions. By applying creative sales techniques to a broad spectrum of mediums, the marketing and promotions team develops Skechers brand name recognition, serving as a catalyst for increased product sales. Skechers promotional strategies have encompassed in-store specials, concert promotions, product tie-ins and giveaways, and collaborations with national retailers and radio stations. Our imaginative promotions draw customers to Skechers retail stores and to our retail partners' locations, which results in an expanded customer base and strong product sell-throughs.

    Public Relations. During 2001, we received notable press coverage in print publications, including a Forbes cover story and being ranked ninth in BusinessWeek's Top 100 Growth Companies. In addition, we were noted in Money, Vogue, Movieline, Entertainment Weekly, Elle and Sportswear International, among others. We have repeatedly received recognition in the footwear industry for our exciting and innovative products, including Excellence in Children's Design Award by Footwear Plus magazine. Skechers was awarded the 2001 "Corporate Vendor of the Year" and "Children's Vendor of the Year" awards from Shoe Carnival. The Shoe Carnival awards recognize brands that have the largest sales increases and profit margin in the shoe chains stores throughout the retail fiscal year. With our strategy tied to promoting the newest styles produced by our design and development teams, our products are often featured in fashion and pop culture magazines, and in a select group of films and popular television shows. For example, our shoes have been prominently displayed and referenced on The Today Show, Oprah, Good Morning America, Dharma & Greg and Malcolm in the Middle.

Merchandising

    Our in-house display merchandising department supports retailers and distributors by developing point-of-purchase advertising to further promote our products in our wholesale customers' stores and to leverage recognition of the Skechers brand name at the retail level. Our field service representatives coordinate with our sales department to ensure better sell-through at the retail level. Our representatives communicate with and visit our wholesale customers on a regular basis to aid in the proper visual display of our merchandise and to distribute and display such point-of-purchase items as signage, packaging, displays, counter cards, banners and other visual merchandising displays. These materials mirror the look and feel of our national print advertising in order to reinforce brand image at the point-of-purchase. We believe these efforts help stimulate impulse sales and repeat purchases.

    Our merchandise personnel also work closely with our wholesale customers to ensure the optimal exposure of our products through our shop-in-shops, which are exclusive selling areas within stores that offer our products and incorporate Skechers signage and customized fixture designs. The shop-in-shop concept enhances brand recognition and ensures the consistent presentation of our products in our wholesale customers' stores. As of December 31, 2001, our wholesale customers' stores included more than 300 shop-in-shops. We plan to add additional shop-in-shops during 2002.

    Trade Shows. To best showcase our diverse products to footwear buyers across the nation, we exhibited at 23 trade shows during 2001. Our dynamic, state-of-the-art trade show exhibits, which are designed by our in-house architect and feature our latest product offerings, are specially planned and built to accommodate each trade show and are enhanced with lifestyle images that capture the image of our brand. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, optimizing commitments and sales at the retail level. Our innovative exhibits continually win awards, including Best Booth Design at the World Shoe Association, February 2001.

    Internet. We also promote our brand image through our website at www.skechers.com to customers who directly access the Internet. This website currently enables us to present information on our products and store locations to consumers. The website is interactive, affording customers the ability to directly order products on the Internet and to allow us to receive and respond directly to customer feedback. Our website is intended to enhance the Skechers brand without the associated costs of advertising. Our website provides fashion information, provides a mechanism for customer feedback, promotes customer loyalty and further enhances the Skechers brand image through interactive content, photos, interviews and information on Skechers-sponsored events.

DOMESTIC SALES AND DISTRIBUTION CHANNELS

    Our products are sold in the United States through three primary distribution channels: to a network of wholesale accounts, in our own retail stores and, to a lesser extent, through electronic commerce on our interactive website. Each of these channels and the three distinct categories of our retail stores - concept stores, factory outlet stores and warehouse outlet stores - serves an integral function in the domestic distribution of our products.

Wholesale Distribution

    As of December 31, 2001, we distributed our footwear to over 3,500 wholesale accounts in the United States. We believe that our broad product line enables us to appeal to a variety of wholesale accounts, many of whom may operate stores within the same mall or other retail locations, because retailers can select those styles of ours that best satisfy the fashion, function and price criteria of their clients. Management has implemented a strategy of controlling the growth of our wholesale distribution channels. Our strategy is to continue offering our accounts the highest level of customer service so that our products will be more fully represented in existing retail locations and new locations within each account.

    We have approximately 100 sales and 15 field service representatives to service our wholesale accounts. In an effort to provide knowledgeable and personalized service to our wholesale accounts, the sales force is segregated into men's, women's and children's divisions. The men's and women's divisions have a combined six regional sales managers and the children's division has three dedicated regional sales managers. Additionally, Skechers by Michelle K, Skechers Collections, and 4 Wheelers by Skechers are each headed by its own national sales manager. Each of these sales managers reports to our Executive Vice President, Domestic U.S. Sales, who has over 20 years of experience in the branded consumer products industry. Each of the sales staff is compensated on a salary plus commission basis with none of the representatives selling competitive products. Senior management is actively involved in selling to and maintaining relationships with Skechers' major retail accounts.

    We believe that we have developed a loyal customer base of wholesale accounts through a heightened level of customer service. We believe that our close relationships with these accounts help us to maximize their retail sell-through, maintained margins and inventory turns which in turn minimizes our inventory markdowns and customer returns and allowances. Our field service representatives work with our wholesale accounts to ensure that our merchandise and point-of-purchase marketing materials are properly presented. Sales executives and merchandise personnel work closely with accounts to ensure the appropriate styles are purchased for specific accounts and for specific stores within those accounts as well as ensure that appropriate inventory levels are carried at each store. Such information is then utilized to help develop sales projections and determine the product needs of wholesale accounts. The value added services we provide our wholesale customers help us maintain strong relationships with our existing wholesale customers and attract potential new wholesale customers.

Retail Stores

    We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet and the warehouse outlet store. Our three store format enables us to promote the full Skechers line in an attractive environment, appeal to a broad group of customers that are segmented by price points and manage inventory in an efficient and brand sensitive manner. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of December 31, 2001, we operated 29 concept stores, 29 factory outlet stores and 20 warehouse outlet stores in the United States. We plan to open between 10 to 15 retail stores during 2002.

      - Concept Stores. Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores serve a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offerings for the current season, providing the customer with the entire product story. The concept stores feature modern music and lighting and present an open floor design to allow customers to readily view the merchandise on display. In contrast, we estimate that our average retail customer carries no more than 5.0% of the complete Skechers line. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. These locations include concept stores on 34th Street in New York City and in Santa Monica's Third Street Promenade. The stores are typically designed to create a distinctive Skechers look and feel and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues that provide rapid product feedback from customers. We believe that product sell-through information derived from our concept stores enables our sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. We strive to adjust our product and sales strategy based upon seven to 14 days of retail sales information.

            The prototypical Skechers concept store is approximately 2,500 square feet although in certain selected markets we have opened concept stores as large as 7,000 square feet or as small as 1,100 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States. When selecting a specific site, we evaluate the proposed sites' traffic pattern, co-tenancies, average sales per square foot achieved by neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to these malls. We opened two new concept stores during 2000 and five new concept stores during 2001.

      - Factory Outlet Stores. Our factory outlet stores are generally located in manufacturers' outlet centers throughout the United States. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. Skechers factory outlet stores range in size from approximately 1,900 to 6,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points generally of $60.00 or lower. We opened five new factory outlet stores during 2000 and 11 new factory outlet stores during 2001.

      - Warehouse Outlet Stores. Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers warehouse outlet stores range in size from approximately 5,600 to 14,800 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, thus compromising the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our other retail stores in order to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened three new warehouse outlet stores during 2000 and 10 new warehouse outlet stores during 2001.

    Electronic Commerce. Our electronic commerce sales represented less than 1.0% of total net sales for each of 2000 and 2001. Our website, www.skechers.com, is a virtual storefront that promotes the Skechers brand name. Designed as a customer center, our website showcases our products in an easy-to-navigate format, allowing customers to see and purchase our footwear. This virtual store has become a successful additional retail distribution channel, has improved customer service and is a fun and entertaining alternative-shopping environment.

INTERNATIONAL OPERATIONS

    We market our products in countries and territories throughout the world. We generate revenues from outside the United States from three principal sources:
(1) sales of our footwear directly to foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories, (2) in France, Germany and the United Kingdom, we sell footwear directly to department stores and specialty retail stores and through retail stores that we own and operate and (3) to a lesser extent, royalties from licensees who manufacture and distribute our products outside the United States.

    We believe that international distribution of our products represents a significant opportunity to increase revenues and profits. Although we are in the early stages of our international expansion, our products are currently sold in more than 100 countries and territories around the world. We intend to further increase our share of the international footwear market by heightening our marketing presence in those countries through our international advertising campaigns, which are designed to establish Skechers as a global brand synonymous with casual shoes.

Europe

    We have historically sold our footwear to selected wholesale customers in Europe through our foreign distributors. In 2001, we expanded our European operations and began to directly sell our footwear to certain wholesale accounts and retail stores in Europe in an effort to increase profit margins and more effectively market and promote the Skechers brand name. We organized Skechers U.S.A. Ltd. in the United Kingdom and Ireland and opened the subsidiary's headquarters in London to establish direct control over wholesale distribution, merchandising, and marketing of our products in these countries. We also organized Skechers U.S.A. SAS with its office in Paris, France and Skechers U.S.A. Deutschland GmbH with its office in Dietzenbach, Germany, with each of these subsidiaries formed to establish direct control over our products in their respective countries of organization. In 2001, we began to utilize a contract warehouse located in Belgium to distribute our footwear to our customers and retail stores in France, Germany and the United Kingdom.

    Additionally, we are beginning to selectively open flagship retail stores internationally on our own or through joint ventures with local distributors. In the first three months of 2001, we opened our first European flagship retail stores on Oxford Street in London, at the Forum Les Halles in Paris and in the prestigious Centro Mall in Oberhausen, Germany. We intend to open additional wholly-owned flagship retail stores in the European Union (EU) countries and enter into agreements with distributors to operate flagship retail stores in non-EU countries.

Asia

    In December 2001, we opened our first Asian flagship retail store in Kichijuoji, Japan by agreement with Japanese distributor Achilles Corporation. Achilles Corporation is responsible for the store's operations and selecting a broad collection of our products to sell to Japanese consumers. In order to maintain a globally consistent image, we provided architectural, graphic and visual guidance and materials for the design of the store, and we trained the local staff on our products and corporate culture. We intend to expand our international presence and global recognition of the Skechers brand name in Asia by continuing to sell our footwear to foreign distributors and opening flagship retail stores with distributors that have local market expertise.

LICENSING

    We believe that selective licensing of the Skechers brand name to non-footwear-related manufacturers may broaden and enhance the Skechers brand image without requiring significant capital investments or additional incremental operating expenses by us. Our diverse group of products presents many potential licensing opportunities on terms with licensees that we believe will provide more effective manufacturing, distribution or marketing of products such as accessories, backpacks and children's clothing than could be achieved in-house; however, we intend to be selective in granting any use of the Skechers brand name for such licensed products. We believe that the strength of the Skechers brand name and the size of our business will enable us to attract premier licensing partners with a proven track record of brand sensitivity. We are also interested in exploring the possibility of licensing our other trademarks and trade names for use with non-footwear products that could enable us to successfully enter and compete in non-footwear markets that we would not be likely to succeed in using the Skechers brand name and without having to compromise the Skechers brand image. In addition, we periodically review potential international licensing arrangements for footwear in various geographical regions that present favorable business opportunities. We intend to maintain substantial control over the design, manufacturing specifications, advertising and distribution of any licensed products and to maintain a policy of evaluating any future licensing arrangements to ensure consistent representation of the Skechers image.

DISTRIBUTION

    We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes and are shipped either (1) to our approximately 1.4 million square feet of internally managed distribution center located in Ontario, California,
(2) to an approximately 130,000 square foot contract warehouse located in Gent, Belgium for distribution to our European customers and retail stores or (3) directly from the manufacturer to our other international customers. Upon receipt at the central distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers' orders for delivery. Merchandise is shipped to the customer by whatever means the customer requests, which is usually by common carrier. The central distribution centers have multi-access docks, enabling us to receive and ship simultaneously and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and includes direct billing and shipping information.

    The following table sets forth a summary of the facilities that comprise our Ontario distribution center:

                 ADDRESS                        STATUS                  SQUARE FOOTAGE
                 -------                        ------                  --------------
      1661 South Vintage Avenue      Leased since November 1997            127,800
      1777 South Vintage Avenue      Leased since November 1997            284,600
      1670 Champagne Avenue          Owned since October 2000              263,700
      4100 East Mission Blvd.        Leased since June 2001                763,300
                                                                         ---------
                                                                         1,439,400(1)
                                                                         =========

----------------

(1) Excludes 285,600 square feet located at 5725 East Jurupa Street that we leased in April 1998 and occupied until we subleased the facility in June 2001.

    We believe that we have the capacity at our Ontario distribution center to increase our current operations to meet projected demand, and if we should ever need to expand our distribution facilities to allow for further growth, we believe there is presently enough space available in close proximity that leads us to believe leasing or purchasing additional property will not be a problem in the foreseeable future.

BACKLOG

    We generally receive the bulk of our orders for each of the spring and fall seasons a minimum of three months prior to the date the products are shipped to customers. As of December 31, 2001, our backlog was $222.2 million, compared to $221.6 million as of December 31, 2000. While backlog orders are subject to cancellation by customers, we have not experienced significant cancellation of orders in the past and we expect that substantially all the orders will be shipped in 2002. However, for a variety of reasons, including the timing of shipments, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period.

INTELLECTUAL PROPERTY RIGHTS

    We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 85 foreign countries. We also have design patents, and pending design and utility patent applications, in both the United States and various foreign countries. We continuously look to increase the number of our patents and trademarks, both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

    We rely on trademark, patent, copyright, trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, tradenames and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Skechers trademark. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot assure you that we will be successful in this regard. Furthermore, we cannot assure you that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations. We have sued and have been sued by third parties for infringement of intellectual property. It is our opinion that none of these claims have materially impaired our ability to utilize our intellectual property rights.

    The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time, we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party's products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Skechers brand, result in the shift of consumer preferences away from us and generally have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

    Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions, Steven Madden, Ltd. and Wolverine World Wide, Inc. Our athletic shoes compete with brands of athletic footwear offered by companies such as Nike, Inc., Reebok International Ltd., Adidas-Salomon AG and New Balance. Our children's shoes compete with brands of children's footwear offered by The Stride Rite Corporation. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than us. We cannot assure you that we will be able to compete successfully against present or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

    As of February 28, 2002, we employed 1,964 persons, 1,111 of which were employed on a full-time basis and 853 of which were employed on a part-time basis. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We offer our employees a discount on Skechers merchandise to encourage enthusiasm for the product and Skechers loyalty.

RISK FACTORS

    In addition to the other information in this Form 10-K, the following factors should be considered in evaluating us and our business.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RESPOND TO CHANGING CONSUMER DEMANDS, IDENTIFY AND INTERPRET FASHION TRENDS AND SUCCESSFULLY MARKET NEW PRODUCTS.

    The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful styles in the future, our growth and profitability will be negatively impacted. We frequently make decisions about product designs and marketing expenditures several months in advance of the time when consumer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes in styles and trends or are not successful in marketing new products, we could experience excess inventories, higher than normal markdowns or an inability to profitably sell our products. Because of these risks, a number of companies in the footwear industry specifically, and the fashion and apparel industry in general, have experienced periods of rapid growth in revenues and earnings and thereafter periods of declining sales and losses, which in some cases have resulted in companies in these industries ceasing to do business. Similarly, these risks could have a severe negative effect on our results of operations or financial condition.

OUR BUSINESS AND THE SUCCESS OF OUR PRODUCTS COULD BE HARMED IF WE ARE UNABLE TO MAINTAIN OUR BRAND IMAGE.

    Our success to date has been due in large part to the strength of our brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outmoded or associate our brand with styles of footwear that are no longer popular. In the past, several footwear companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

OUR BUSINESS COULD BE HARMED IF WE FAIL TO MAINTAIN PROPER INVENTORY LEVELS.

    We place orders with our manufacturers for some of our products prior to the time we receive all of our customers' orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR GROWTH STRATEGY OR MANAGE OR SUSTAIN OUR GROWTH.

    We have grown quickly since we started our business. Our ability to grow in the future depends upon, among other things, the continued success of our efforts to expand our footwear offerings and distribution channels. However, our rate of growth may decline or we may not be profitable in future quarters or fiscal years. Furthermore, as our business becomes larger, we may not be able to maintain our historical growth rate or effectively manage our growth. We anticipate that as our business grows, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impair our net sales and earnings.

OUR BUSINESS MAY BE NEGATIVELY IMPACTED AS A RESULT OF CHANGES IN THE ECONOMY.

    Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy, our net sales for 2001 were lower than anticipated. This lower level of sales adversely affected our operating results for 2001 and could continue to do so in 2002 and beyond.

ECONOMIC, POLITICAL, MILITARY OR OTHER EVENTS IN A COUNTRY WHERE WE MAKE SIGNIFICANT SALES OR HAVE SIGNIFICANT OPERATIONS COULD INTERFERE WITH OUR SUCCESS OR OPERATIONS THERE AND HARM OUR BUSINESS.

    We market and sell our products and services throughout the world. The September 11, 2001 attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action taken by the United States and other nations may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

WE DEPEND UPON A RELATIVELY SMALL GROUP OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES.

    During 2001, our net sales to our five largest customers accounted for approximately 25.7% of total net sales. No one customer accounted for 10.0% or more of our net sales during 2001. As of December 31, 2001, one customer accounted for 10.2% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivables of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer, or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

OUR OPERATING RESULTS COULD BE NEGATIVELY IMPACTED IF OUR SALES ARE CONCENTRATED IN ANY ONE STYLE OR GROUP OF STYLES.

    If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to hedge this risk by offering a broad range of products, and no style comprised over 5.0% of our gross wholesale sales for the years ended either December 31, 2000 or 2001. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

WE RELY ON INDEPENDENT CONTRACT MANUFACTURERS AND, AS A RESULT, ARE EXPOSED TO POTENTIAL DISRUPTIONS IN PRODUCT SUPPLY.

    Our footwear products are currently manufactured by independent contract manufacturers. During 2001, the top four manufacturers of our manufactured products produced approximately 51.9% of our total purchases, but none individually accounted for more than 20.0%. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

    If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, our business would be harmed.

OUR INTERNATIONAL SALES AND MANUFACTURING OPERATIONS ARE SUBJECT TO THE RISKS OF DOING BUSINESS ABROAD, WHICH COULD AFFECT OUR ABILITY TO SELL OR MANUFACTURE OUR PRODUCTS IN INTERNATIONAL MARKETS, OBTAIN PRODUCTS FROM FOREIGN SUPPLIERS OR CONTROL THE COSTS OF OUR PRODUCTS.

    Substantially all of our net sales during 2001 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, the Philippines and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:

            -     political and social unrest;

            -     changing economic conditions;

            -     international political tension and terrorism;

            -     work stoppages;

            -     transportation delays;

            -     loss or damage to products in transit;

            -     expropriation;

            -     nationalization;

            - the imposition of tariffs and trade duties both international and domestically;

            -     import and export controls and other nontariff barriers;

            - exposure to different legal standards (particularly with respect to intellectual property);

            -     compliance with foreign laws; and

            -     changes in domestic and foreign governmental policies.

    In particular, because substantially all of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacture of our products and would materially adversely affect our operations.

    In addition, if we, or our foreign manufacturers, violate United States or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported product, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.

OUR BUSINESS COULD BE HARMED IF OUR CONTRACT MANUFACTURERS, SUPPLIERS OR LICENSEES VIOLATE LABOR OR OTHER LAWS.

    We require our independent contract manufacturers, suppliers and licensees to operate in compliance with applicable United States and foreign laws and regulations. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under United States law) nor child labor (as defined by the manufacturer's country) is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, suppliers and licensees, we do not control them or their labor practices. If one of our independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in adverse publicity for us, damage our reputation in the United States, or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

OUR PLANNED EXPANSION INVOLVES A NUMBER OF RISKS THAT COULD PREVENT OR DELAY THE SUCCESSFUL OPENING OF NEW STORES AS WELL AS IMPACT THE PERFORMANCE OF OUR EXISTING STORES.

    Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

            - identify suitable store locations, the availability of which is outside of our control;

            - negotiate acceptable lease terms, including desired tenant improvement allowances;

            - source sufficient levels of inventory to meet the needs of new stores;

            -     hire, train and retain store personnel;

            - successfully integrate new stores into our existing operations; and

            -     satisfy the fashion preferences in new geographic areas.

    In addition, many of our new stores will be opened in regions of the United States in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations. In addition, to the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

MANY OF OUR RETAIL STORES DEPEND HEAVILY ON THE CUSTOMER TRAFFIC GENERATED BY SHOPPING AND FACTORY OUTLET MALLS OR BY TOURISM.

    Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers' outlet malls where we depend on obtaining prominent locations in the malls and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our concept stores occupy street locations which are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from the September 11, 2001 attacks, a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our operating results.

OUR QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE AS A RESULT OF A VARIETY OF FACTORS, INCLUDING SEASONAL FLUCTUATIONS IN DEMAND FOR FOOTWEAR AND DELIVERY DATE DELAYS, WHICH MAY RESULT IN VOLATILITY OF OUR STOCK PRICE.

    Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters. Also, delays in scheduling or pickup of purchased products by our domestic customers could negatively impact our net sales and results of operations for any given quarter. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A common shares.

WE FACE INTENSE COMPETITION, INCLUDING COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER RESOURCES THAN OURS, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH THESE COMPANIES, OUR MARKET SHARE MAY DECLINE AND OUR BUSINESS COULD BE HARMED.

    We face intense competition in the footwear industry from other established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the footwear industry.

    We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our Class A common shares.

OBTAINING ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH COULD MAKE IT DIFFICULT FOR US TO SERVICE OUR DEBT OBLIGATIONS.

    If our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. If we cannot raise needed funds on acceptable terms, we may not be able to successfully execute our growth strategy, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing debt, it may become difficult for us to meet debt service obligations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing Class A common shares.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN EXISTING PERSONNEL, OUR BUSINESS COULD BE HARMED.

    Our future success depends upon the continued services of Robert Greenberg, Chairman of the Board and Chief Executive Officer, Michael Greenberg, President, and David Weinberg, Executive Vice President and Chief Financial Officer. The loss of the services of any of these individuals or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.

OUR TRADEMARKS, DESIGN PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATELY PROTECTED OUTSIDE THE U.S.

    We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and design patents on a worldwide basis. In the course of our international expansion, we have, however, experienced conflicts with various third parties that have acquired or claimed ownership rights in certain trademarks similar to ours or have otherwise contested our rights to our trademarks. We have in the past successfully resolved these conflicts through both legal action and negotiated settlements, none of which we believe has had a material impact on our financial condition and results of operations. Nevertheless, we cannot assure you that the actions we have taken to establish and protect our trademarks and other proprietary rights outside the U.S. will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks, designs and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S. and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE SUED FOR INTELLECTUAL PROPERTY INFRINGEMENT.

    We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our Skechers(R) and S Design(R) trademarks to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of design patents covering components and features used in various shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs that we deem valuable.

    We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. We have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property, or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability which could negatively impact our business or financial condition.

ENERGY SHORTAGES, NATURAL DISASTERS OR A DECLINE IN ECONOMIC CONDITIONS IN CALIFORNIA COULD INCREASE OUR OPERATING EXPENSES OR ADVERSELY AFFECT OUR SALES REVENUE.

    A substantial portion of our operations are located in California, including 37 of our retail stores, our headquarters in Manhattan Beach and our domestic distribution center in Ontario. Because California has and may in the future experience energy and electricity shortages, we may be subject to increased operating costs as a result of higher electricity and energy rates and may be subject to rolling blackouts which could interrupt our business. Any such impact could be material and adversely affect our profitability. In addition, because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

ONE PRINCIPAL STOCKHOLDER IS ABLE TO CONTROL SUBSTANTIALLY ALL MATTERS REQUIRING A VOTE OF OUR STOCKHOLDERS AND HIS INTERESTS MAY DIFFER FROM THE INTERESTS OF OUR OTHER STOCKHOLDERS.

    As of December 31, 2001, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 74.4% of our outstanding Class B common shares and members of Mr. Greenberg's immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2001, Mr. Greenberg held approximately 69.5% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 93.4% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER, WHICH MAY CAUSE A DECLINE IN THE VALUE OF OUR STOCK.

    Provisions of Delaware law, our certificate of incorporation, or our bylaws could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Mr. Greenberg's substantial beneficial ownership position, together with the authorization of Preferred Stock, the disparate voting rights between the Class A common shares and Class B common shares, the classification of the Board of Directors and the lack of cumulative voting in our certificate of incorporation and bylaws, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our Class A common shares at a premium over the market price of the Class A common shares and may adversely affect the market price of the Class A common shares.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS AND REPORTS PREPARED BY ANALYSTS.

    This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will," "result," "could," "may," "might," or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that would cause our actual results to differ materially from those which are management's current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate. In addition, the risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

ITEM 2. PROPERTIES

    Our corporate headquarters and additional administrative offices are located at five premises in Manhattan Beach, California, and consist of an aggregate of approximately 110,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The leased property expires between August 2002 and February 2008, with options to extend in some cases, the current aggregate annual rent for the leased property is approximately $1.2 million.

    Our distribution center consists of four facilities located in Ontario, California. The three leased facilities aggregate approximately 1,176,000 square feet, with an annual base rental of approximately $5.2 million. The leased property expires between August 2002 and May 2011, and contains rent escalation provisions. The owned distribution facility is approximately 264,000 square feet.

    All of our retail stores and showrooms are leased with terms expiring between January 2003 and August 2012. The leases provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area, and in some cases a percentage of the store's gross sales in excess of the base annual rent. Total rent expenses related to our retail stores and showrooms was $9.3 million for the year ended December 31, 2001.

    In February 2001, we completed the purchase of three adjacent properties located in Manhattan Beach, California for a total of $4.5 million. We financed the purchase of the properties through internally generated funds and currently available short-term borrowings. We intend to build additional administrative offices on these properties.

    We also lease all of our administrative offices, retail stores and showrooms located in France, Germany, Switzerland, and the United Kingdom. The leased property expires at various dates between July 2002 and March 2016. Total rent for this leased property aggregated approximately $1.4 million during 2001.

ITEM 3.  LEGAL PROCEEDINGS

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

In response to the consolidated complaint, Skechers filed a motion to dismiss the entire case. On September 25, 2000, a tentative order was issued to dismiss the consolidated complaint in its entirety, with leave to amend, and on June 20, 2001, an order was issued dismissing the case in its entirety with leave to amend. The class filed an amended complaint on or about August 3, 2001, and on September 26, 2001, Skechers filed a motion to dismiss the amended complaint in its entirety. In response to the motion, and after discussions between class counsel and counsel for defendants, the class agreed to dismiss with prejudice the entire consolidated class action as to Skechers, its two named officers and defendants and the underwriters. The class agreed to dismiss with prejudice without any settlement from defendants. Thus, the stipulation had no material impact on operations or financial results. A stipulation of dismissal with prejudice was executed by the parties in late December 2001. The court signed the stipulation without modification and entered the order of dismissal on January 30, 2002.

On September 29, 2000, a complaint captioned MADISON TRADING LIMITED CORPORATION AND MERCURY INTERNATIONAL TRADING CORPORATION V. SKECHERS USA, INC., LOVITT FILMS, INC. AND BERT LOVITT was filed against Skechers in the United States District Court in Massachusetts, Civil Case No. CV-12016JLT. The lawsuit alleges quantum meruit, intentional interference with contract, intentional interference with advantageous relationship, unfair practices and declaratory relief arising out of a business arrangement between Skechers and inventor Bert Lovitt. The complaint seeks an injunction preventing Skechers from using certain technology, compensatory damages, exemplary damages and treble damages. The court denied the plaintiffs' motion for a preliminary injunction. In February 2002, all parties agreed to settlement in principle and as of this filing are reducing the settlement agreement to writing. The terms of the settlement are confidential. Notwithstanding, the terms will not have a material impact on the financial position or results of operations of Skechers.

    We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to our security holders to be voted on during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Class A Common Stock began trading on the New York Stock Exchange on June 9, 1999 after we completed the initial public offering of 7,000,000 shares of our Class A Common Stock at $11.00 per share. Our Class A Common Stock trades under the symbol "SKX". The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

                                                               HIGH       LOW
               YEAR ENDED DECEMBER 31, 2001
               First Quarter.............................     $32.20    $14.50
               Second Quarter............................      40.30     22.80
               Third Quarter.............................      29.40     11.33
               Fourth Quarter............................      15.05     10.00

               YEAR ENDED DECEMBER 31, 2000
               First Quarter.............................     $ 7.69    $ 3.25
               Second Quarter............................      16.31      7.50
               Third Quarter.............................      19.94     12.50
               Fourth Quarter............................      16.75     11.44

               YEAR ENDED DECEMBER 31, 1999
               Second Quarter (1)........................     $11.81    $ 9.75
               Third Quarter.............................      10.25      4.75
               Fourth Quarter............................       5.19      3.44

----------

(1) For the period from June 9, 1999 to June 30, 1999.

     As of March 25, 2002, there were 104 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 9 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

     In May 1992, we elected to be treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable state laws. As a result, our earnings, since such initial election, were included in the taxable income of our stockholders for federal and state income tax purposes, and we were not subject to income tax on such earnings, other than franchise and net worth taxes. Prior to the closing of the initial public offering of our Class A common shares on June 9, 1999, we terminated our S Corporation status, and since then we have been treated for federal and state income tax purposes as a corporation under Subchapter C of the Code and, as a result, are subject to state and federal income taxes. By reason of our treatment as an S Corporation for federal and state income tax purposes, we, since inception, have provided to our stockholders funds for the payment of income taxes on our earnings as well as our conversion from an S Corporation to a C Corporation during 1999. We declared distributions relating to our S Corporation status of $35.4 million and $7.9 million in 1999 and 1998, respectively. Purchasers of shares in the initial public offering of our Class A common shares on June 9, 1999 did not receive any portion of these S Corporation distributions. Since the termination of our S Corporation status earnings have been and will be retained for the foreseeable future in the operations of our business. We have not declared or paid any cash dividends on our Class A common shares and do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance the growth and development of our business.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected consolidated financial data of Skechers as of and for each of the years in the five-year period ended December 31, 2001.

                             SUMMARY FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                   1997       1998         1999        2000       2001
                                                   ----       ----         ----        ----       ----
STATEMENT OF EARNINGS DATA:
  Net sales.................................     $183,827   $372,680    $424,601    $675,036   $960,385
  Gross profit..............................       68,723    154,580     174,608     284,225    554,205
  Operating expenses:
     Selling................................       21,584     49,983      57,332      77,451    111,401
     General and administrative.............       32,397     71,461      79,114     125,827    205,989
  Earnings from operations..................       15,636     33,991      38,830      81,263     88,487
  Interest expense..........................        4,186      8,631       6,554       9,230     13,852
  Earnings before income taxes..............       11,413     25,121      32,691      72,351     75,955
  Net earnings..............................       11,023     24,471      24,056      43,751     47,270
PRO FORMA OPERATIONS DATA:(1)
  Earnings before income taxes..............     $ 11,413   $ 25,121    $ 32,691    $ 72,351   $ 75,955
  Income taxes..............................        4,565     10,048      12,880      28,600     28,685
  Net earnings..............................        6,848     15,073      19,811      43,751     47,270
  Net earnings per share:(2)
     Basic..................................     $   0.25   $   0.54     $  0.62     $  1.24    $  1.30
     Diluted................................     $   0.23   $   0.49     $  0.60     $  1.20    $  1.24
  Weighted average shares:(2)
     Basic..................................       27,814     27,814      31,765      35,142     36,409
     Diluted................................       29,614     30,610      33,018      36,563     38,059

                                                                 AS OF DECEMBER 31,
                                                                 ------------------
       BALANCE SHEET DATA:                    1997       1998        1999       2000        2001
       -------------------                    ----       ----        ----       ----        ----
       Working capital................      $17,081   $ 23,106    $ 65,003    $ 93,305   $139,972
       Total assets...................       90,881    146,284     177,914     303,400    407,486
       Total debt.....................       39,062     70,933      33,950      85,321    115,931
       Stockholders' equity...........       11,125     27,676      86,000     134,046    199,016

----------

(1) Reflects adjustments for federal and state income taxes as if Skechers had been taxed as a C Corporation rather than as an S Corporation for periods prior to its initial public offering on June 9, 1999.

(2) Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding gives effect to the sale by Skechers of those shares of common stock necessary to fund the payment of
    (i) stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for 1996 through 1998, and January 1, 1999 to June 7, 1999 for 1999, based on an initial public offering price of $11 per share, net of underwriting discounts.

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

OVERVIEW

    We design, market and sell contemporary footwear for men, women and children under the Skechers brand. Our footwear is sold through a wide range of department stores and leading specialty retail stores, a growing network of our own retail stores and our e-commerce website. Our objective is to continue to profitably grow our domestic operations, while leveraging our brand name to expand internationally.

    We generate revenues from three principal sources:

    - WHOLESALE. We sell footwear directly to department stores and specialty retail stores both domestically and internationally.

    - RETAIL. We own and operate our own retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our retail formats are as follows:

            Concept Stores. Our concept stores are located in marquee street locations and high performing regional malls, promote awareness of the Skechers brand and showcase a broad assortment of our in-season footwear styles.

            Factory Outlet Stores. Our factory outlet stores are generally located in manufacturers' outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points.

            Warehouse Outlet Stores. Our freestanding warehouse outlet stores appeal to our most value conscious customers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner.

    - DISTRIBUTORS. Internationally, we sell our footwear to our foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories.

    The substantial portion of our revenues are derived from domestic wholesale sales. Typically, retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales, international wholesale sales, international retail sales, or international distributor sales comprised more than 10% of our consolidated net sales for either fiscal 1999, 2000 or 2001.

    We have implemented a strategy of controlling the growth of the distribution channels through which our products are sold in order to protect the Skechers brand name, properly secure customer accounts and better manage the growth of the business. We seek wholesale accounts that we believe can best support the Skechers brand name in the market as part of our efforts to expand our wholesale distribution. We seek to selectively open retail stores in high profile, high traffic locations in major metropolitan areas both domestically and internationally. Domestically, we are currently planning to open approximately 10 to 15 retail stores during fiscal 2002 as compared to 26 in fiscal 2001. We seek to increase the number of international wholesale accounts which we sell directly to, thereby reducing our reliance on foreign distributors and may seek to open additional international retail stores on a selected basis.

    We have realized rapid growth since inception, increasing net sales at a compound annual growth rate of 40.1% from $90.8 million in 1994 to $960.4 million in 2001. This momentum continued into 2001 with a 42.3% increase in sales and an 8.0% increase in net earnings compared to 2000. However, given the current global economic environment and the world events triggered on September 11, 2001, we currently do not anticipate achieving similar sales growth during the year ending December 31, 2002. Based on our current estimates, we anticipate sales levels during the first six months of fiscal 2002 to be consistent with the first six months of fiscal 2001, and any sales growth to be realized during the second half of 2002. These estimates may be affected by the continued threat of terrorist attacks throughout the world and any military action taken by the United States and other nations that could cause additional significant disruption to commerce throughout the world.

    As our sales growth accelerated, we focused on investing in our infrastructure to support continued expansion in a disciplined manner. During 2000, we expanded our distribution and administrative facilities, hired additional personnel, developed product sourcing and quality control offices in China and Taiwan, upgraded our management information systems, opened additional retail stores and expanded the offerings available through our web site. During 2001, we made planned infrastructure additions to support the addition of 26 new domestic retail stores, commenced our international expansion with the establishment of international subsidiaries in the United Kingdom, France and Germany to manage our direct selling efforts in those areas, opened our first three international flagship retail stores and increased the number of product lines to expand the breadth of our product offerings. The fixed costs incurred during this expansion period have not yet been leveraged over a full year's sales. We established this infrastructure to achieve economies of scale in anticipation of continued increases in sales. Because expenses relating to this infrastructure are fixed, at least in the short-term, operating results and margins would be adversely affected if we do not achieve our anticipated sales growth. For example, due in large part to the slowdown in the global economy, our net sales in 2001 were lower than anticipated. This lower level of sales adversely affected our operating results for 2001 and could continue to do so in 2002 and beyond.

    Our gross margins have improved annually from 41.1% in 1999 to 42.1% in 2000 to 42.3% in 2001. During the fourth quarter ended December 31, 2001, our gross margin was 39.7% compared to 43.3% in the same period during 2000. Given the continuing weak retail environment, we currently anticipate that margins during the first half of fiscal 2002 will be consistent with gross margins during the fourth quarter of fiscal 2001 and, if any, improvement to take place during the second half of fiscal 2002. Operating margin as a percentage of net sales increased from 9.1% in 1999 to 12.0% in 2000 but decreased to 9.2% during 2001. Increasing sales and maintaining or improving gross margins and operating margins depends on various factors, including, strength of our brand name, competitive conditions and our ability to efficiently manage sales through all distribution channels. In the future, our rate of growth will be dependent upon, among other things, the continued success of our efforts to expand our footwear offerings within the Skechers brand or developing alternative, successful brands. We can not assure you that the rate of growth will not decline in future periods or that we will improve or maintain gross margins or operating margins.

    Given the increase in 2001 of selling and general and administrative expenses on both an absolute dollar basis and as a percentage of net sales, and given the state of the global economy following the events of September 11, 2001, we initiated various cost cutting measures in the fourth quarter of 2001 to better leverage our cost infrastructure over our newly expanded operations. From a selling expense standpoint, we reorganized our sales force by consolidating some regions, which resulted in staff reductions. We also eliminated our mail order operations and related selling expenses associated with the mail order catalog, and we estimate the annual savings from these actions will be approximately $6.0 million in 2002. From the general and administrative expense standpoint, we eliminated some administrative positions and reduced temporary staff at our distribution center without reducing our order fulfillment rate.

    Notwithstanding our cost cutting measures, we remain committed to the overall marketing strategy that has been largely responsible for the increase in the market presence, product visibility and product demand over the past three years. We have and continue to increase our advertising budget consistent with projected sales, which has included such avenues as magazines, television, trade shows, billboards, and buses. We endeavor to spend approximately 8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts.

    We believe that selective licensing of the Skechers brand name to non-footwear-related manufacturers may broaden and enhance the Skechers image without requiring us to expend significant capital investments or incur significant incremental operating expenses. Although we have licensed certain manufacturers to produce and market certain Skechers products on a limited basis, to date we have not derived any significant royalty income from these licensing arrangements. Royalty income is recognized as revenue when earned. We believe that revenues from licensing agreements will not be a material source of growth for us in the near term; however, we believe that licensing arrangements may present attractive long-term opportunities with minimal near-term costs.

    We contract with third parties for the manufacture of all our products. We do not own or operate any manufacturing facilities. In 2001, the top four suppliers of our products accounted for 51.9% of our total purchases, but no one manufacturer accounted for more than 20.0%. To date, substantially all products are purchased in U.S. dollars, but this may not continue to be the case. We believe the use of independent manufacturers increases our production flexibility and capacity yet at the same time allows us to substantially reduce capital expenditures and avoid the costs of managing a large production work force. Substantially all of our products are produced in China. We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian suppliers. These facilities currently bear interest at a rate between 0.5% and 1.5% with financing for 30 to 60 days. We believe that the use of these arrangements affords us additional liquidity and flexibility.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Net Sales

    Net sales for 2001 increased 42.3% to $960.4 million compared to $675.0 million in 2000. The increase in net sales was due in part to a 37.0% increase in domestic wholesale revenues over 2000 levels as a result of increased sales in all product lines, primarily Women's Sport and Kids lines, the introduction of three new product lines during 2001, and additional styles added within each product line. Domestic wholesale volume increased to 42.1 million pairs in 2001 from 29.4 million pairs in 2000. Domestic retail sales increased 50% over 2000 levels largely due to the addition of 26 retail stores during 2001. Net sales from our direct mail and web based distribution channels remained consistent in 2001 as compared to 2000. However, in October 2001, we elected to discontinue our mail order and catalog operations, which represented less 1% of net sales in 2001, although we continue to offer a selected assortment of merchandise through our interactive website.

    During 2001, total international sales increased 85.7% over 2000 levels. International sales consist of distributor sales, which increased 47.4% due to continued acceptance of our product offerings in the international marketplace. International wholesale revenues increased substantially from nominal levels in 2000 due to marketing and advertising campaigns in support of the establishment of our three international subsidiaries located in the United Kingdom, France and Germany, where we began to sell direct to department stores and specialty retailers in 2001. During 2001, we generated our first international retail sales as we opened our first three international flagship retail stores located in the United Kingdom, France and Germany.

Gross Profit

    Gross profit for 2001 was $406.2 million, an increase of 42.9% over $284.2 million in 2000. Gross margin was 42.3% for 2001 compared to 42.1% for 2000. The slight margin increase was the result of reduced cargo costs partly offset by reduced margins during the three months ended December 31, 2001 for price concessions given to our wholesale customers and price reductions at our factory outlet and warehouse outlet stores to help stimulate inventory sell through at the retail level.

Selling expenses

    Selling expenses for 2001 were $111.4 million, an increase of 43.8% over last year's $77.5 million. Selling expenses as a percent of net sales increased slightly to 11.6% from 11.5% in 2000. The increase in the level of spending was primarily due to increased advertising in both print and television media and additional advertising to support the increase in sales activities in the United Kingdom, Germany and France where we commenced selling direct to department stores and specialty retailers. During 2001 advertising expenses were $86.6 million, or 9.0% of net sales, compared to $59.1 million, or 8.8% of net sales in 2000.

General and administrative expenses

    General and administrative expenses for 2001 were $206.0 million compared to $125.8 million in 2000. General and administrative expenses as a percentage of net sales was 21.4% in 2001 compared to 18.6% in 2000. The increase in general and administrative expenses in absolute dollars and as a percentage of net sales was due to planned infrastructure additions to support the 26 domestic retail stores added during 2001 and to establish operating entities, and flagship retail stores, in the United Kingdom, France and Germany to support our direct selling efforts in those countries. In addition, we increased our distribution capacity with facility and capital asset additions and enhanced our information systems to support the increase in sales volume.

Interest expense

    Interest expense increased to $13.9 million in 2001 from $9.2 million in 2000. The increase was due to increased short-term borrowings to support our working capital requirements and retail store additions and increased capital asset financing to support the increase in sales volume and capacity expansion.

Other income

    Other income increased to $1.3 million in 2001 compared to $318,000 in 2000. The increase in other income is due to rental income related to the leasing of offices at our administrative office building and legal settlements, partially offset by the disposal of fixed assets. We expect rental income to decrease during 2002 as tenant leases expire.

Income taxes

    The effective tax rate in 2001 was 37.8% compared to 39.5% in 2000. The decrease in the effective tax rate is due to changes in income in differing tax jurisdictions as a result of our international expansion. We are expanding our international operations and plan to reinvest any undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance. As a result, we do not plan to provide for deferred income taxes on any accumulated undistributed earnings that our non-U.S. subsidiaries earn in the future.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Net sales

    Net sales for 2000 were $675.0 million, an increase of $250.4 million or 59.0% from $424.6 million in 1999. The increase was due in large part to a 59% increase in our domestic wholesale revenues over 1999 levels. In addition, we realized a 51.5% increase in domestic wholesale units sold to 29.4 million units in 2000 from 19.4 million units in 1999. The increase in the domestic wholesale business is primarily due to expansion of the domestic sales force, continued consumer acceptance of our product offerings, and increased marketing campaigns. During 2000, we continued to introduce, and generate sales from, new product categories in the women's, men's, children's athletic shoes, and our men's quality dress line. Domestic retail sales for 2000 increased 50% from 1999 levels due to increased sales at stores open for at least one year and from the addition of 10 new locations added during 2000. Net sales from our direct mail and web based distribution channels increased substantially in 2000 largely due to an increase in the number of direct mailings and an increase in the circulation of the mailings.

    Fiscal 2000 international sales consisted almost entirely of sales through distributors and increased 48.4% over 1999 levels primarily due to increased brand acceptance and increased advertising campaigns. During 2000, we began our international direct selling efforts, through which we sold direct to department stores and specialty retainers and therefore generated nominal sales in 2000.

Gross profit

    In 2000, gross profit increased to $284.2 million, a 62.8% increase from $174.6 million in 1999. Gross margin was 42.1% in 2000 compared to 41.1% in 1999. The increase in gross margin was due to (i) an increase in the proportion of sales derived from our women's footwear line, which have a higher gross margin than the men's footwear line, (ii) fewer markdowns as a percentage of sales and (iii) increased sales at retail.

Selling expenses

    Selling expenses were $77.5 million in 2000, an increase of 35.1% over $57.3 million in 1999. However, selling expense as a percentage of net sales decreased to 11.5% in 2000 from 13.5% in 1999. The increase in absolute dollars was primarily due to increased print advertising, both internationally and domestically, increased promotional expenses, and additional sales commissions due to increased sales volume. During 2000, advertising expenses were $59.1 million, or 8.8% of net sales, compared to $47.4 million, or 11.2% of net sales in 1999.

General and administrative expenses

    General and administrative expenses in 2000 were $125.8 million compared to $79.1 million in 1999. As a percent of sales, general and administrative expenses remained at 18.6% for both 2000 and 1999. The increase in absolute dollars was primarily due to additional personnel costs reflected in the form of additional salary, wages and temporary help costs to support the higher level of sales, and increased warehousing and distribution costs associated with increased sales volume. In addition, we realized increased operating costs from the 10 new retail facilities added during 2000, and, although to a lesser extent, we incurred additional general and administrative expenses related to infrastructure additions to support our international operations.

Interest expense

    Interest expense increased to $9.2 million in 2000 from $6.6 million in 1999. The increase was due to increased financing costs associated with additional borrowings to support our working capital requirements, capital additions made during the year, increased purchases of inventory and the build up of accounts receivable commensurate with our growth.

Other, net

    Other, net consists primarily of a gain from the settlement of commercial lawsuits and net gains from foreign exchange rate fluctuations.

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

LIQUIDITY AND CAPITAL RESOURCES

    Our capital needs are derived primarily from working capital requirements and the continued growth of the business. Our working capital at December 31, 2001 was $140.0 million, an increase of $46.7 million over working capital of $93.3 million at December 31, 2000. The increase in working capital was primarily due to the increase in accounts receivable, inventory, and prepaid and other current assets consisting primarily of prepaid income taxes offset by increased short-term borrowings and to a lesser extent accounts payable and accrued expenses.

    Inventories increased $46.0 million or 41.1% to $157.7 million at December 31, 2001, from $111.7 million at December 31, 2000. Our sales backlog of $222.2 million at December 31, 2001 is consistent with the level at December 31, 2000. Our commitment to inventory at December 31, 2001, which includes inventory on hand, inventory in transit (for which we have title), and merchandise in process, for which we do not have title, increased slightly over our commitment to inventory at December 31, 2000. Also, the increase in our inventories reflects a greater breadth of products and support for the expansion of our international operations. At December 31, 2001, we had purchase commitments of approximately $89.4 million.

    Net cash used in operating activities for the year ended December 31, 2001 was $1.7 million, compared to cash used in operating activities of $1.0 million for the same period last year. The increase in cash used in operating activities was primarily due to increases in receivables, inventories, and prepaid taxes.

    Net cash used in investing activities was $31.5 million for the year ended December 31, 2001, an increase of $9.7 million over the $21.8 million for the year ended December 31, 2000. The increase in cash used in investing activities was due to increased capital expenditures related to the addition of 26 domestic retail stores, the addition of three international stores, capital expenditures related to establishing our international operating units, and the acquisition of real properties in Manhattan Beach, California that is expected to be converted into an administrative office facility.

    Net cash provided by financing activities for the year ended December 31, 2001 was $40.0 million, compared to $20.8 million for the year ended December 31, 2000. The net cash provided by financing activities was derived primarily from our short-term credit facilities, and, to a lesser extent, proceeds from the exercise of stock options and our employee stock purchase plan, partially offset by reductions in long-term debt.

    In July 2001, we renegotiated our line of credit facility which now provides for borrowings of up to $150.0 million, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $54.2 million of availability as of December 31, 2001) with CIT Group, a subsidiary of TYCO, as agents for the lenders. At December 31, 2001, there was approximately $84.2 million outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (4.75% at December 31, 2001) minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2003. The revolving line of credit provides a sub-limit for letters of credit of up to $30.0 million to finance our foreign purchases of merchandise inventory. As of December 31, 2001, we had approximately $5.4 million of letters of credit under the revolving line of credit. In February 2002, we borrowed an additional $ 43.0 million under the line of credit. The credit facility contains covenants indicating that stockholders' equity shall not decrease by more than 20% in any calendar quarter, and limits the payment of dividends if we are in default of any provision of the agreement. We were in compliance with these covenants as of December 31, 2001.

    We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0.5% and 1.5% for 30 to 60 days financing, depending on the factory.

    We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2002. However, in connection with our growth strategy, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financings. We cannot assure you that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

CRITICAL ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates in the following areas:

Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay, and disputed and returned items. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers' country or industry, historical losses and our customers' credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers' credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer's account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. Gross trade accounts receivable balance was $127.4 million and the allowance for doubtful accounts was $7.1 million at December 31, 2001.

Inventory adjustments. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory based on prior sales and net realizable value. The likelihood of any material inventory write-down is dependent primarily on consumer demand and competitor product offerings. Inventories were stated at $157.7 million at December 31, 2001.

Valuation of intangible and other long-lived assets. When circumstances warrant, we assess the impairment of intangible and other long-lived assets that require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

        -   the asset's ability to continue to generate income;

        -   loss of legal ownership or title to the asset;

        - significant changes in our strategic business objectives and utilization of the asset(s); or

        -   the impact of significant negative industry or economic trends

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, and the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate.

INFLATION

    We do not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on our sales or profitability. However, we cannot accurately predict the effect of inflation on future operating results. Although higher rates of inflation have been experienced in a number of foreign countries in which our products are manufactured, we do not believe that inflation has had a material effect on our sales or profitability. While we have been able to offset our foreign product cost increases by increasing prices or changing suppliers in the past, we cannot assure you that we will be able to continue to make such increases or changes in the future.

EXCHANGE RATES

    We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2001 and 2000, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We do not hold any derivative securities.

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. At December 31, 2001, approximately $84.2 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate of interest. We believe that moderate changes in the prime rate will not materially affect our operating results or financial condition. For example, a 1% change in interest rates would result in approximately $842,000 annual impact on pretax income (loss) based upon those outstanding borrowing at December 31, 2001.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary's assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. We do not engage in hedging activities with respect to such exchange rate risks.

FUTURE ACCOUNTING CHANGES

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. As a result, we recognize financial instruments, such as foreign currency forward contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the statement of earnings or through stockholders' equity as a component of accumulated other comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the statement of earnings against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in earnings. The implementation of this standard did not have a significant impact on our financial statements.

    During April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, Accounting for Certain Sales Incentives, and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including A Reseller of the Vendor's Products), which are effective for the first quarter beginning after December 15, 2001. These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to retailers and end consumers. We expect that the adoption of EITF No. 00-14 and EITF No. 01-9 will not have a material impact on our financial position or results of operations.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with the provisions of SFAS
142. The amortization of goodwill and intangible assets with indefinite useful lives ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001. We are in the process of quantifying the anticipated impact of adopting the provisions of SFAS 142, which is not expected to be material.

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. We expect that the adoption of SFAS 144 will not have a material impact on our financial position or results from operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Consolidated financial statements and schedules required to be filed hereunder are indexed on Page F-1 hereof.

    (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2001.

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

     10.1(a) Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant's Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

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

    EXHIBIT
     NUMBER                       DESCRIPTION OF EXHIBIT
     ------                       ----------------------
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

     10.9 Lease Agreement, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the registrant's Form 10-K for the year ending December 31,
                      1999).

     10.10 Amended and Restated Loan and Security Agreement between the Registrant and Heller Financial, Inc., dated September 4, 1998 (incorporated by reference to exhibit number 10.10 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

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

     10.10(e) Third Amendment to Amended and Restated Loan and Security Agreement dated February 1, 2000 (incorporated by reference to exhibit number 10.10(e) of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.10(f) Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 1, 2000 (incorporated by reference to exhibit number 10.10(f) of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.10(g) Fifth Amendment to Amended and Restated Loan and Security Agreement dated July 11, 2001 (incorporated by reference to exhibit number 10.10(g) of the Registrant's Form 10-Q for the period ending September 30, 2001).

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

    EXHIBIT
     NUMBER                       DESCRIPTION OF EXHIBIT
     ------                       ----------------------
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

     10.18 Addendum to Lease Agreement, dated September 14, 1998, between the Registrant and Delores McNabb, regarding Suites 3, 4 and 5 on the second floor of the north building at 904 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number
                      10.18 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

     10.18(a) Addendum to Lease Agreement, dated April 15, 2000, between the Registrant and Delores McNabb, regarding Suites 7, 8 and 9 on the second floor of the south building at 904 Manhattan Avenue, Manhattan Beach, California.

     10.19 Standard Offer, Agreement and Escrow Instructions, Addendum and Additional Provisions, dated October 12, 2000, between the Registrant and/or its assignees and Champagne Building Group L.P., for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number
                      10.19 of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.20 Lease Agreement, dated November 15, 1999, between the Registrant and Champagne Building Group L.P., regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.20 of the Registrant's Form 10-K for the year ending December 31,
                      1999).

     10.21 Amendment of Lease Agreement dated December 20, 2000, between the Registrant and Yale Investments, LLC (a wholly owned subsidiary of the Registrant), regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.21 of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.22 Purchase and Sale Agreement with Escrow Instructions, dated November 13, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.22(a) First Amendment to Purchase and Sale Agreement, dated November 29, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22(a) of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.23 Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.24 Assignment and Assumption Agreement, dated December 27, 2000, between the Registrant and Pacifica California/Apollo, LLC, regarding 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.24 of the Registrant's Form 10-K for the year ending December 31, 2000).

    EXHIBIT
     NUMBER                       DESCRIPTION OF EXHIBIT
     ------                       ----------------------
     10.25 Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.26 Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant's Form 10-K for the year ending December 31, 2000).

     10.27 Lease Agreement, dated April 28, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California.

     10.28 Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California.

     21.1             Subsidiaries of the Registrant

     23.1             Consent of KPMG LLP

     24.1             Power of Attorney (included on signature page)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 27th day of March, 2002.


                                        SKECHERS U.S.A, INC.

                                        By:         /s/ ROBERT GREENBERG
                                            -----------------------------------
                                                      Robert Greenberg
                                                    Chairman of the Board
                                                 and Chief Executive Officer

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

                       SIGNATURE                                                 TITLE                                   DATE
                       ---------                                                 -----                                   ----

                 /S/ ROBERT GREENBERG                               Chairman of the Board and Chief                 March 27, 2002
-----------------------------------------------------                Executive Officer (Principal
                   Robert Greenberg                                       Executive Officer)


                 /S/ MICHAEL GREENBERG                                  President and Director                      March 27, 2002
-----------------------------------------------------
                   Michael Greenberg


                  /S/ DAVID WEINBERG                                Executive Vice President, Chief                 March 27, 2002
-----------------------------------------------------               Financial Officer and Director
                    David Weinberg                                     (Principal Financial and
                                                                          Accounting Officer)


                                                                               Director
-----------------------------------------------------
                   Jeffrey Greenberg


                                                                               Director
-----------------------------------------------------
                  J.  Geyer Kosinski


                /S/ THOMAS J.  POLETTI                                         Director                             March 27, 2002
-----------------------------------------------------
                  Thomas J.  Poletti


                                                                               Director
-----------------------------------------------------
                    Richard Siskind

                              SKECHERS U.S.A., INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                               PAGE
                                                                                                                               ----
Independent Auditors' Report.............................................................................................      F-2
Consolidated Balance Sheets -- December 31, 2000 and 2001................................................................      F-3
Consolidated Statements of Earnings -- Each of the years in the three-year period ended December 31, 2001................      F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income -- Each of the years in the three-year period
ended December 31, 2001..................................................................................................      F-5
Consolidated Statements of Cash Flows -- Each of the years in the three-year period ended December 31, 2001..............      F-6
Notes to Consolidated Financial Statements...............................................................................      F-7
Schedule II -- Valuation and Qualifying Accounts.........................................................................      S-1

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG LLP

Los Angeles, California
February 13, 2002

                              SKECHERS U.S.A., INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                     2000         2001
                                                                                     ----         ----
Current assets:
  Cash .....................................................................     $  8,781     $ 15,554
  Trade accounts receivable, less allowances
     of $5,152 in 2000 and $7,113 in 2001 ..................................       96,628      120,285
  Due from officers and employees ..........................................          540        1,013
  Other receivables ........................................................        1,016        1,816
                                                                                 --------     --------
          Total receivables ................................................       98,184      123,114
                                                                                 --------     --------
  Inventories ..............................................................      111,708      157,659
  Prepaid expenses and other current assets ................................        6,457       17,695
  Deferred tax assets ......................................................        4,414        4,804
                                                                                 --------     --------
          Total current assets .............................................      229,544      318,826
Property and equipment, at cost, less accumulated depreciation
   and amortization ........................................................       70,405       85,739
Intangible assets, at cost, less applicable amortization ...................          559          458
Other assets, at cost ......................................................        2,892        2,463
                                                                                 --------     --------
                                                                                 $303,400     $407,486
                                                                                 ========     ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ....................................................     $ 49,754     $ 84,175
  Current installments of long-term borrowings .............................        2,452        2,140
  Accounts payable .........................................................       72,865       77,498
  Accrued expenses .........................................................       11,168       15,041
                                                                                 --------     --------
          Total current liabilities ........................................      136,239      178,854
                                                                                 --------     --------
Long-term borrowings, excluding current installments .......................       33,115       29,616

Commitments and contingencies (footnote 9)

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 10,000 shares;
     none issued and outstanding ...........................................         --           --
  Class A Common stock, $.001 par value.  Authorized 100,000 shares; issued and outstanding 10,789 and 15,329 shares at December 31, 2000 and 2001,
     respectively ..........................................................           10           15
  Class B Common stock, $.001 par value.  Authorized 60,000 shares; issued and outstanding 24,805 and 21,482 shares at December 31, 2000 and 2001,
     respectively ..........................................................           25           21
  Additional paid-in capital ...............................................       74,243       91,909
  Accumulated other comprehensive income ...................................         --             33
  Retained earnings ........................................................       59,768      107,038
                                                                                 --------     --------
          Total stockholders' equity .......................................      134,046      199,016
                                                                                 --------     --------
                                                                                 $303,400     $407,486
                                                                                 ========     ========


          See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 YEARS ENDED DECEMBER 31, 1999, 2000, and 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              1999           2000           2001
                                           ---------      ---------      ---------
Net sales ............................     $ 424,601      $ 675,036      $ 960,385
Cost of sales ........................       249,993        390,811        554,205
                                           ---------      ---------      ---------
          Gross profit ...............       174,608        284,225        406,180
Royalty income, net ..................           668            316           (303)
                                           ---------      ---------      ---------
                                             175,276        284,541        405,877
                                           ---------      ---------      ---------
Operating expenses:
  Selling ............................        57,332         77,451        111,401
  General and administrative .........        79,114        125,827        205,989
                                           ---------      ---------      ---------
                                             136,446        203,278        317,390
                                           ---------      ---------      ---------
          Earnings from operations ...        38,830         81,263         88,487
                                           ---------      ---------      ---------
Other income (expense):
  Interest, net ......................        (6,554)        (9,230)       (13,852)
  Other, net .........................           415            318          1,320
                                           ---------      ---------      ---------
                                              (6,139)        (8,912)       (12,532)
                                           ---------      ---------      ---------
          Earnings before income taxes        32,691         72,351         75,955
Income taxes .........................         8,635         28,600         28,685
                                           ---------      ---------      ---------
          Net earnings ...............     $  24,056      $  43,751      $  47,270
                                           =========      =========      =========
Net earnings per share:
  Basic ..............................                    $    1.24      $    1.30
  Diluted ............................                    $    1.20      $    1.24
                                                          =========      =========
Weighted-average shares:
  Basic ..............................                       35,142         36,409
  Diluted ............................                       36,563         38,059
                                                          =========      =========
Pro forma operations data (unaudited):
  Earnings before income taxes .......     $  32,691
  Income taxes .......................        12,880
                                           ---------
          Net earnings ...............     $  19,811
                                           =========
Net earnings per share:
  Basic ..............................     $    0.62
  Diluted ............................     $    0.60
                                           =========
Weighted-average shares:
  Basic ..............................        31,765
  Diluted ............................        33,018
                                           =========


          See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    YEARS ENDED DECEMBER 31, 1999, 2000, and 2001
                                 (IN THOUSANDS)

                                                                             COMMON STOCK
                                                               -------------------------------------------
                                                                   SHARES                      AMOUNT             ADDITIONAL
                                                           ---------------------       ---------------------        PAID-IN
                                                            CLASS A      CLASS B        CLASS A       CLASS B       CAPITAL
                                                          ----------   ----------     ----------    ----------    ----------
Balance at December 31, 1998 ........................          --          27,814           --       $       2           --
 Net earnings .......................................          --            --             --            --             --
 Proceeds from issuance of common stock in
   connection with initial public offering ..........         7,000          --        $       7            26      $  69,687
 Proceeds from issuance of common stock
   under the employee stock purchase plan ...........            91          --             --            --              261
 S Corporation distribution:
   Cash .............................................          --            --             --            --             --
   Cross Colours trademark ..........................          --            --             --            --             --
                                                          ---------     ---------      ---------     ---------      ---------
Balance at December 31, 1999 ........................         7,091        27,814              7            28         69,948
 Net earnings .......................................          --            --             --            --             --
 Proceeds from issuance of common stock
   under the employee stock purchase plan ...........           267          --             --            --            1,073
 Proceeds from issuance of common stock
   under the employee stock option plan .............           422          --             --            --            1,499
 Tax effect of non-qualified stock options ..........          --            --             --            --            1,636
 Deferred compensation ..............................          --            --             --            --               87
 Conversion of Class B common stock into
   Class A common stock .............................         3,009        (3,009)             3            (3)          --
                                                          ---------     ---------      ---------     ---------      ---------
Balance at December 31, 2000 ........................        10,789        24,805             10            25         74,243
Comprehensive income:
 Net earnings ........................................          --            --             --            --             --
 Foreign  currency translation adjustment ...........          --            --             --            --             --
Proceeds from issuance of common stock
 under the employee stock purchase plan .............         1,081          --                1          --            7,679

 Proceeds from issuance of common stock
   under the employee stock option plan .............           136          --             --            --            1,689
 Tax effect of non-qualified stock options ..........          --            --             --            --            8,298
 Conversion of Class B common stock into
   Class A common stock .............................         3,323        (3,323)             4            (4)          --
                                                          ---------     ---------      ---------     ---------      ---------
Balance at December 31, 2001 ........................        15,329        21,482      $      15     $      21      $  91,909
                                                          =========     =========      =========     =========      =========

                                                           ACCUMULATED
                                                               OTHER                        TOTAL
                                                           COMPREHENSIVE   RETAINED     STOCKHOLDERS'
                                                              INCOME       EARNINGS        EQUITY
                                                              ------       --------       --------
Balance at December 31, 1998 ........................             --       $  27,674      $  27,676
 Net earnings .......................................             --          24,056         24,056
 Proceeds from issuance of common stock in
   connection with initial public offering ..........             --            --           69,720
 Proceeds from issuance of common stock
   under the employee stock purchase plan ...........             --            --              261
 S Corporation distribution:
   Cash .............................................             --         (35,363)       (35,363)
   Cross Colours trademark ..........................             --            (350)          (350)
                                                             ---------     ---------      ---------
Balance at December 31, 1999 ........................             --          16,017         86,000
 Net earnings .......................................             --          43,751         43,751
 Proceeds from issuance of common stock ............
   under the employee stock purchase plan ...........             --            --            1,073
 Proceeds from issuance of common stock ............
   under the employee stock option plan .............                           --            1,499
 Tax effect of non-qualified stock options ..........             --            --            1,636
 Deferred compensation ..............................             --            --               87
 Conversion of Class B common stock into
   Class A common stock .............................             --            --             --
                                                             ---------     ---------      ---------
Balance at December 31, 2000 ........................             --          59,768        134,046
Comprehensive income:
 Net earnings .......................................             --          47,270         47,270
 Foreign  currency translation adjustment ...........               33          --               33
 Proceeds from issuance of common stock
   under the employee stock purchase plan ...........             --            --            1,689

 Proceeds from issuance of common stock
   under the employee stock option plan .............             --            --            7,680
 Tax effect of non-qualified stock options ..........             --            --            8,298
 Conversion of Class B common stock into
   Class A common stock .............................             --            --             --
                                                             ---------     ---------      ---------
Balance at December 31, 2001 ........................        $      33     $ 107,038      $ 199,016
                                                             =========     =========      =========


          See accompanying notes to consolidated financial statements.

                              SKECHERS U.S.A., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 2000, and 2001
                                 (IN THOUSANDS)

                                                                    1999          2000          2001
                                                                  --------      --------      --------
Cash flows from operating activities:

  Net earnings ..............................................     $ 24,056      $ 43,751      $ 47,270
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of property and equipment         3,752         5,894        15,202
     Amortization of intangible assets ......................          108           104           101
     Provision (recovery) for bad debts and returns .........         (176)        1,915         1,961
     Tax effect of non-qualified stock options ..............         --           1,636         8,298
     Deferred taxes .........................................       (2,810)       (1,604)         (390)
     Deferred compensation ..................................         --              87          --
     Loss on disposal of equipment ..........................          903            78           983
     Gain (loss) on distribution of intangibles .............         (118)         --            --
     Increase (decrease) in assets:
       Receivables ..........................................      (17,282)      (33,426)      (26,891)
       Inventories ..........................................       (3,569)      (42,749)      (45,951)
       Prepaid expenses and other current assets ............       (2,514)       (1,327)      (11,238)
       Other assets .........................................          466        (1,437)          429
     Increase in liabilities:
       Accounts payable .....................................        9,551        25,169         4,633
       Accrued expenses .....................................          738           900         3,873
                                                                  --------      --------      --------
          Net cash provided by (used in) operating activities       13,105        (1,009)       (1,720)
                                                                  --------      --------      --------
Cash flows used in investing activities:
  Capital expenditures ......................................      (10,846)      (21,897)      (31,519)
  Proceeds from the sales of property and equipment .........         --              51          --
                                                                  --------      --------      --------
          Net cash used in investing activities .............      (10,846)      (21,846)      (31,519)
                                                                  --------      --------      --------
Cash flows from financing activities:
  Net proceeds from initial public offering of common stock .       69,720          --            --
  Net proceeds from issuance of common stock ................          261         2,572         9,369
  Net proceeds (payments) related to short-term borrowings ..      (23,697)       19,372        34,421
  Payments on long-term debt ................................       (1,042)       (1,144)       (3,811)
  Payments on notes payable to stockholder ..................      (12,244)         --            --
  Distributions paid to stockholders ........................      (35,363)         --            --
                                                                  --------      --------      --------
          Net cash provided by (used in) financing activities
                                                                    (2,365)       20,800        39,979
                                                                  --------      --------      --------
  Net increase (decrease) in cash ...........................         (106)       (2,055)        6,740
  Effect of exchange rates on cash ..........................         --            --              33
Cash at beginning of year ...................................       10,942        10,836         8,781
                                                                  --------      --------      --------
Cash at end of year .........................................     $ 10,836      $  8,781      $ 15,554
                                                                  ========      ========      ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:

     Interest ...............................................     $  6,782      $  8,386      $ 13,613
     Income taxes ...........................................       10,619        27,712        27,220
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

                              SKECHERS U.S.A., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) The Company

    Skechers U.S.A., Inc. (the Company) designs, develops, markets and distributes footwear. The Company also operates retail stores and e-commerce businesses.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (b) Revenue Recognition

    Revenue is recognized upon shipment of product or at point of sale for retail operations. Allowances for estimated returns, discounts, bad debts, and chargebacks are provided when the related revenue is recorded.

    Revenues from royalty agreements are recognized as earned.

    (c) Inventories

    Inventories, principally finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. The Company provides for estimated losses from obsolete or slow-moving inventories and writes down the cost of inventory at the time such determinations are made.

    (d) Income Taxes

    The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    Intangible assets consist of trademarks and are amortized on a straight-line basis over ten years. The accumulated amortization as of December 31, 2000 and 2001 is $492,000 and $593,000, respectively.

    (f)Long-Lived Assets

    The Company reports long-lived assets, including intangibles, at amortized cost. Management assesses the carrying value of assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that the assets will not be recoverable, as determined by a nondiscounted cash flow projection over the remaining amortization period, their carrying value is reduced to estimated fair value, based on discounted cash flows. The Company will implement SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. See note (1)(m).

    (g) Advertising Costs

    Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 1999, 2000 and 2001 were approximately $47,400,000, $59,122,000 and $86,625,000, respectively. Prepaid advertising costs at December 31, 2000 and 2001 were $2,605,000 and $1,440,000, respectively. Prepaid amounts outstanding at December 31, 2000 and 2001 represents the unamortized portion of endorsement contracts and advertising in trade publications which had not run as of December 31, 2000 and 2001, respectively.

    (h) Earnings Per Share

    Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. The weighted average diluted shares outstanding for 1999 gives effect to the sale by the Company of those shares of common stock necessary to fund the payment of (i) stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to June 7, 1999 for 1999, based on an initial public offering price of $11 per share, net of underwriting discounts.

    The reconciliation of basic to diluted weighted-average shares is as follows (in thousands):

                                                                                         1999     2000      2001
                                                                                       -------  -------   ------
                 Weighted-average shares used in basic computation.................     31,765   35,142    36,409
                 Shares to fund stockholder distributions..........................        533       --        --
                 Dilutive effect of stock options..................................        720    1,421     1,650
                                                                                       -------  -------   -------
                 Weighted-average shares used in diluted computation...............     33,018   36,563    38,059
                                                                                       =======  =======   =======

    Options to purchase 1,411,000, 1,117,920 and 279,500 shares of common stock at prices ranging from $6.13 to $24.00 were outstanding at December 31, 1999, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive.

    (i)Use of Estimates

    Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant areas requiring the use of management estimates relate primarily to the valuation of inventories, accounts receivable allowances, the useful lives of assets for depreciation, evaluation of impairment, recoverability of deferred taxes and litigation reserves. Actual results could differ from those estimates.

    (j)Product Design and Development Costs

    The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $2,600,000, $3,700,000 and $5,493,000 during the years ended December 31, 1999,
2000 and 2001, respectively.

    (k) Comprehensive Income

    Other comprehensive income at December 31, 2000 and 2001, consists of net earnings and foreign currency translation gains of $0 and $33,000 respectively.

    (l)Fair Value of Financial Instruments

    The carrying amount of the Company's financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

    The fair value of the Company's short-term and long-term borrowings reflects the fair value based upon current rates available to the Company for similar debt.

(m)  New Accounting Standards

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. As a result, the Company recognizes financial instruments, such as foreign currency forward contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the statement of earnings or through stockholders' equity as a component of accumulated other comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the statement of earnings against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in earnings. The implementation of this standard did not have any impact on the company's financial statements.

    During April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, Accounting for Certain Sales Incentives, and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including A Reseller of the Vendor's Products), which are effective for the first quarter beginning after December 15, 2001. These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to retailers and end consumers. The Company expects that the adoption of EITF No. 00-14 and EITF No. 01-9 will not have a material impact on its financial position or results of operations.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with the provisions of SFAS
142. The amortization of goodwill and intangible assets with indefinite useful lives ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001. The Company is in the process of quantifying the anticipated impact of adopting the provisions of SFAS 142, which is not expected to be material.

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

(2) PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows (in thousands):

                                                                                         2000        2001
                                                                                         ----        ----
                      Land........................................................    $   7,858   $  12,358
                      Buildings and improvements..................................       18,639      20,527
                      Furniture, fixtures and equipment...........................       37,529      46,468
                      Leasehold improvements......................................       21,029      35,765
                                                                                      ---------   ---------
                                Total property and equipment......................       85,055     115,118
                      Less accumulated depreciation and amortization..............       14,650      29,379
                                                                                      ---------   ---------
                                Property and equipment, net.......................    $  70,405   $  85,739
                                                                                      =========   =========

(3) SHORT-TERM BORROWINGS

    The Company has available a secured line of credit, as amended on July 11, 2001, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.75% at December 31, 2001) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at December 31, 2001 were $5.4 million. Available borrowings under the line of credit at December 31, 2001 were $54.2 million. The Company pays an unused line of credit fee of .25% annually. The agreement provides that stockholders' equity shall not decrease by more than 20% in any given calendar quarter, and limits the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at December 31, 2001. In February 2002, the Company borrowed an additional $ 43.0 million under the line of credit.

(4) LONG-TERM BORROWINGS

    Long-term debt at December 31, 2000 and 2001 is as follows (in thousands):

                                                                                                       2000        2001
                                                                                                     -------     -------
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon
 payment of $8,716  due January 2011 ...........................................................     $10,850     $10,716
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of
 $6,776 due February 2011 ......................................................................       7,850       7,782
Note payable to bank, due in monthly installments of $25 plus interest at prime
 (4.75% at December 31, 2001) plus 1%, secured by equipment, repaid during 2001 ................       2,100        --
Capital lease obligation, due in aggregate monthly installments of $195, interest rate of 7.66%,
  secured by equipment, balloon payment of $4,431 due February 2006 ............................      12,661      11,367
Capital lease obligations, due in aggregate monthly installments of $74, interest rates from
7.25%-18.28%,  secured by equipment, maturing in various installments through February 2006 ....       2,106       1,891
                                                                                                     -------     -------
                                                                                                      35,567      31,756
Less current installments ......................................................................       2,452       2,140
                                                                                                     -------     -------
                                                                                                     $33,115     $29,616
                                                                                                     =======     =======

    The aggregate maturities of long-term borrowings at December 31, 2001 are as follows:

                               2002........    $ 2,140
                               2003........      2,596
                               2004........      2,552
                               2005........      2,342
                               2006........      5,005
                               Thereafter..     17,121
                                               -------
                                               $31,756
                                               =======

(5) STOCKHOLDERS' EQUITY

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

    During 2000 and 2001 certain Class B stockholders converted 3,008,704 and 3,323,300 shares of Class B common stock to Class A common stock, respectively.

    (b) Stock Option Plan

    In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (Stock Option Plan) for the grant of qualified incentive stock options (ISO), stock options not qualified and deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). In June 2001, the stockholders approved an amendment to the plan to increase the number of shares of Class A common stock authorized for issuance under the plan to 8,215,154. The options expire ten years from the date of grant.

    Shares subject to option under the Stock Option Plan were as follows:

                                                                                                       WEIGHTED
                                                                                  SHARES             OPTION PRICE
                                                                                  ------             ------------
                     Outstanding at December 31, 1998......................      1,390,715             $  2.78
                       Granted.............................................      1,209,636               11.00
                       Canceled............................................        (84,777)              11.00
                                                                               -----------               -----
                     Outstanding at December 31, 1999......................      2,515,574                6.41
                       Granted.............................................      1,532,695               10.79
                       Exercised...........................................       (422,370)               3.55
                       Canceled............................................       (136,998)              10.23
                                                                               -----------               -----
                     Outstanding at December 31, 2000......................      3,488,901                8.51
                       Granted.............................................      2,177,880               14.31
                       Exercised...........................................     (1,080,995)               7.10
                       Canceled............................................        (87,628)              15.08
                                                                               -----------
                     Outstanding at December 31, 2001......................      4,498,158               11.53
                                                                               ===========
                     Options available for grant at December 31, 2001......      2,215,631
                                                                               ===========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001.

                                       OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                                       -------------------                                        -------------------
                                                                                                                   WEIGHTED
                                 NUMBER                 WEIGHTED           WEIGHTED             NUMBER              AVERAGE
       RANGE OF                OUTSTANDING         AVERAGE REMAINING       AVERAGE          EXERCISABLE AT         EXERCISE
    EXERCISE PRICE          DECEMBER 31, 2001       CONTRACTUAL LIFE    EXERCISE PRICE     DECEMBER 31, 2001         PRICE
    --------------          -----------------       ----------------    --------------     -----------------         -----
$ 2.78 to $ 6.13                 742,556               6.7 years           $ 3.19                218,616            $  3.08
$10.48 to $12.38               1,896,290               8.7 years            10.76                518,182              10.78
$13.00 to $15.75               1,541,312               8.7 years            14.05                446,208              13.41
$18.00 to $29.45                 318,000               9.3 years            23.36                 66,675              23.60
                               ---------                                                       ---------
                               4,498,158               8.4 years           $11.53              1,249,681            $ 11.06
                               ---------                                                       ---------

         At December 31, 1999, 2000 and 2001, the number of options exercisable for each year was 347,678, 862,111, and 1,249,681 respectively. The weighted-average exercise price of those options was $2.78, $7.87 and $11.06 respectively.

    (c) Stock Purchase Plan

    Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (1998 Stock Purchase Plan). Under the terms of the 1998 Stock Purchase Plan, 2,781,415 shares of common stock are reserved for sale to employees at a price no less than 85% of the lower of the fair market value of the Class A common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. During 2000 and 2001, 266,865 and 135,600 shares were issued under the 1998 Stock Purchase Plan for which the Company received $1,073,000 and $1,689,000, respectively.

    (d) Stock Compensation

    The Company accounts for stock compensation under SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to measure compensation cost under Accounting Principles Board Opinion No. 25 and comply with the pro forma disclosure requirements of SFAS 123. Had compensation cost been determined using the fair value at the grant date for awards during 1999, 2000, and 2001 consistent with the provisions of SFAS No. 123, the Company's pro forma net earnings (in thousands) and earnings per share would have been reduced to the amounts as indicated below.

                                                                        1999        2000       2001
                                                                     ---------   ---------  ---------
                            Pro forma net earnings...............    $  19,077   $  41,458  $  42,281
                                                                     =========   =========  =========
                            Pro forma net earnings per share:
                              Basic..............................    $     .60   $    1.18  $    1.16
                              Diluted............................          .58        1.13       1.11
                                                                     =========   =========  =========

    The fair value of each option is estimated on the date of grant. The Company used the minimum value method for stock awards prior to its initial public offering and the Black-Scholes option pricing models for stock awards afterwards. The following weighted-average assumptions used for grants were as follows:

                                                                          1999    2000    2001
                                                                         ------  ------  -----
                                   Dividend yield.....................     --      --      --
                                   Expected volatility................     55%     70%    80%
                                   Risk-free interest rate............    6.2%    6.3%    4.2%
                                   Expected life of option............      5       5       5
                                                                         ====    ====    ====

    The weighted-average fair value of options granted during 1999, 2000, and 2001 were $6.93, $6.83, and $9.55, respectively.

(6) INCOME TAXES

    The pro forma unaudited income tax adjustments for 1999 represent taxes, which would have been reported assuming the Company had been subject to federal and state income taxes as a C Corporation the entire year. The actual and pro forma provisions for income tax expense were as follows (in thousands):

                                                                         1999        2000         2001
                                                                      ---------   ----------   -------
                         Actual income taxes:
                           Federal:
                              Current..............................   $   8,012   $  25,420    $  24,134
                              Deferred.............................        (792)     (1,360)          16
                                                                      ---------   ---------    ---------
                                   Total federal...................       7,220      24,060       24,150
                                                                      ---------   ---------    ---------
                           State:
                              Current..............................       1,480       4,784        4,627
                              Deferred.............................         (65)       (244)        (406)
                                                                      ---------   ---------    ---------
                                   Total state.....................       1,415       4,540        4,221
                                                                      ---------   ---------    ---------

                           Foreign:
                              Current..............................          --          --          314
                              Deferred.............................          --          --           --
                                                                      ---------   ---------    ---------
                                   Total foreign...................          --          --          314
                                                                      ---------   ---------    ---------

                                   Total actual income taxes.......       8,635      28,600       28,685
                                                                      ---------   ---------    ---------
                         Pro forma adjustments:
                           Federal.................................       3,533
                           State...................................         712
                                                                      ---------
                                   Total pro forma adjustments.....       4,245
                                                                      ---------
                                   Total pro forma income taxes....   $  12,880
                                                                      =========

    Income taxes (pro forma for 1999) differs from the statutory tax rate as applied to earnings before income taxes as follows:

                                                                                  1999        2000        2001
                                                                              ---------   ---------   ---------
                   Expected income tax expense.............................   $  11,569   $  25,323   $  26,584
                   State income tax, net of federal benefit................       1,311       2,951       2,744
                   Rate differential on foreign income..........................     --          --        (822)
                   Other...................................................          --         326         179
                                                                              ---------   ---------   ---------
                             Total provision for income taxes..............   $  12,880   $  28,600   $  28,685
                                                                              =========   =========   =========

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 are presented below:

                               DEFERRED TAX ASSETS:                                2000       2001
                               --------------------                             --------   --------
                                 Inventory adjustments......................    $  1,176   $  1,749
                                 State taxes................................       1,490         --
                                 Allowances for receivables.................       2,100      2,898
                                 Other......................................       1,060      1,379
                                                                                --------   --------
                                         Total deferred tax assets..........       5,826      6,026
                                                                                --------   --------
                               Deferred tax liabilities:
                                 Depreciation of property and equipment.....       1,386      1,222
                                 Other......................................          26         --
                                                                                --------   --------
                                         Total deferred tax liabilities.....       1,412      1,222
                                                                                --------   --------
                                    Net deferred tax assets.................    $  4,414   $  4,804
                                                                                ========   ========

    Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

    Prior to June 7, 1999, the Company was treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code and comparable state laws. As a result, the earnings of the Company through June 7, 1999 were included in the taxable income of the Company's stockholders for federal and state income tax purposes, and the Company was generally not subject to income tax on such earnings, other than California and other state franchise taxes.

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

    Consolidated U.S. income before taxes was $32.7 million, $72.4 million, and $69.7 million for the years ended December 31, 1999, 2000, and 2001, respectively. The corresponding income (loss) before taxes for non U.S. based operations was $0, ($.1), and $6.3 million for the years ended December 31, 1999, 2000, and 2001, respectively.

    The Company has not provided withholding and U.S. federal income taxes on approximately $6.2 million of undistributed earnings of its foreign subsidiaries because such earnings are or will be invested indefinitely in such subsidiaries or will be offset by approximate credits for foreign taxes paid. It is not practicable to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

(7) BUSINESS AND CREDIT CONCENTRATIONS

    The Company operates in the footwear industry and generates most of its sales in the United States, although it's products are sold into various foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management's estimates and the Company's performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable amounted to $87,825,000 and $102,543,000 before allowances for bad debts and returns at December 31, 2000 and 2001, respectively, which generally do not require collateral from customers. Foreign accounts receivable amounted to $13,955,000 and $24,855,000 before allowance for bad debts and returns at December 31, 2000 and 2001, respectively, which generally are collateralized by letters of credit. International net sales amounted to $43,900,000, $65,159,000 and $121,001,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company's credit losses for the years ended December 31, 1999, 2000 and 2001 were $1,699,000, $537,000 and $1,459,000, respectively, and did not significantly differ from management's expectations.

    Net sales to customers in the United States of America exceeded 87% of total net sales for each of the years in the three-year period ended December 31, 2001. Assets located outside of the United States of America consists primarily of cash, accounts receivable, inventory, property and equipment, and other assets and totaled $22,959,000 and $59,795,000, at December 31, 2000 and 2001,
respectively.

    During 1999, 2000 and 2001, no customer accounted for 10% or more of net sales. The Company had one customer which accounted for 15.3% of trade accounts receivable at December 31, 2000. At December 31, 2001, one customer accounted for 10.2% of trade accounts receivable.

    During 1999, the Company had four manufacturers that accounted for between 12.3% and 15.5% each of total purchases. During 2000, the Company had four manufacturers that accounted for between 9.2% and 20.2% each of total purchases. During 2001, the company had four manufacturers that accounted for between 7.9% and 19.9%, each, of total purchases.

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

(8) BENEFIT PLAN

    The Company has adopted a profit sharing plan covering all employees who are 21 years of age and have completed one year of service. The plan was amended in April 2001 to allow employees to enter into the plan after six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a five-year period.

    The Company's contributions to the plan amounted to $259,000, $500,000, and $703,000 for the years ended December 31, 1999, 2000 and 2001, respectively. As its contribution to the plan in 2001, the Company issued 48,072 shares of its Class A common stock. The shares contributed to the plan contain certain restrictions regarding the subsequent sales of those shares.

(9) COMMITMENTS AND CONTINGENCIES

    (a) Leases

    The Company leases facilities under operating lease agreements expiring through August 2012. The leases are on an all-net basis, whereby the Company pays taxes, maintenance and insurance. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through July 2005. Rent expense for the years ended December 31, 1999, 2000 and 2001 approximated $9,800,000, $13,200,000 and $18,014,000, respectively.

    The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through February 2006. The cost of this property and equipment was $16,154,000 with a net book value of $ 12,501,000 at December 31, 2001.

    Future minimum lease payments under noncancellable leases at December 31, 2001 are as follows (in thousands):

                                                                                  CAPITAL      OPERATING
                                                                                  LEASES        LEASES
                                                                                  ------        ------
                         Year ending December 31:
                           2002.............................................     $   3,118    $  21,416
                           2003.............................................         2,909       20,818
                           2004.............................................         2,909       19,970
                           2005.............................................         2,571       19,976
                           2006.............................................         4,721       16,342
                           Thereafter.......................................             1       52,293
                                                                                 ---------    ---------
                                                                                 $  16,229    $150,815
                                                                                              ========
                           Less imputed interest............................         2,971
                                                                                 ---------
                           Present value of net minimum lease payments......     $  13,258
                                                                                 =========

    The Company leases office space to unrelated third parties under noncancellable operating leases expiring through November 2004, annual rentals are approximately $311,000, $119,000 and $106,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

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

     The court issued an order on June 20, 2001 dismissing the consolidated complaint in its entirety with leave to plaintiffs to amend. The class filed an amended complaint on August 3, 2001 and the Company filed a motion to dismiss the amended complaint. In response to the motion, and after discussions between class counsel and counsel for defendants, the class agreed to dismiss with prejudice the entire consolidated class action as to the Company, its two named officers and defendants and the underwriters. The class agreed to dismiss with prejudice without any settlement from defendants. Thus, the stipulation had no material impact on operations or financial results. A stipulation of dismissal with prejudice was executed by the parties in late December 2001. The court signed the stipulation without modification and entered the order of dismissal on January 30, 2002.

    The Company is involved in other litigation arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

    (c) Purchase Commitments

    At December 31, 2001, the Company had purchase commitments of approximately $89,353,000.

    The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its Asian manufacturers. These arrangements currently bear interest at rates between 0.5% and 1.5% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 2000 and 2001 were $48,484,000 and $49,255,000, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3,000,000 in 1999, $6,400,000 in 2000 and $5,900,000 in 2001.

    (d) Compensation

    Certain officers and key employees of the company are entitled to incentive bonuses under employment contracts. The bonuses are based on Company performance.

(10) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized unaudited financial data are as follows (in thousands):

2000                                            MARCH 31       JUNE 30     SEPTEMBER 30       DECEMBER 31
----                                          -----------   -----------  ----------------  --------------
Net sales................................      $  133,344   $   163,899     $  205,749        $  172,044
Gross profit.............................          53,634        69,137         86,911            74,543
Net earnings.............................           6,734        12,010         15,286             9,721
                                               ==========   ===========     ==========        ==========
Net earnings per share:
  Basic..................................      $      .19   $       .34     $      .43        $      .27
  Diluted................................             .19           .33            .40               .26
                                               ==========   ===========     ==========        ==========

2001                                             MARCH 31      JUNE 30     SEPTEMBER 30       DECEMBER 31
----                                           -----------  -----------  ----------------  --------------
Net sales................................       $  227,494  $   230,899     $  287,900        $  214,092
Gross profit.............................           99,314       99,175        122,595            85,096
Net earnings.............................           17,100       16,822         11,378             1,970
                                                ==========  ===========     ==========        ==========
Net earnings per share:
  Basic..................................       $      .48  $       .46     $      .31        $      .05
  Diluted................................              .45          .44            .30               .05
                                                ==========  ===========     ==========        ==========

                              SKECHERS U.S.A., INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                BALANCE AT         CHARGED TO      DEDUCTIONS         BALANCE
                                                               BEGINNING OF         COSTS AND          AND            AT END
   DESCRIPTION                                                    PERIOD            EXPENSES       WRITE-OFFS        OF PERIOD
   -----------                                               ----------------   --------------- ----------------  ------------
   As of December 31, 1999:
     Allowance for doubtful accounts......................        1,466,000            740,000       (1,699,000)        507,000
     Reserve for sales returns and allowances.............     $  1,947,000      $  13,600,000  $   (12,817,000)  $   2,730,000
   As of December 31, 2000:
     Allowance for doubtful accounts......................          507,000          1,326,000         (537,000)      1,296,000
     Reserve for sales returns and allowances.............     $  2,730,000      $  15,651,000  $   (14,525,000)  $   3,856,000
   As of December 31, 2001
     Allowance for chargebacks................................           --          3,618,000               --       3,618,000
     Allowance for doubtful accounts......................        1,296,000          1,235,000       (1,459,000)      1,072,000
     Reserve for sales returns and allowances.............     $  3,856,000      $  29,615,000  $   (31,048,000)  $   2,423,000
                                                               ============      =============  ===============   =============