Form 10-Q
period 2002-03-31
SKECHERS USA INC
filed 2002-05-15
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 001-14429

SKECHERS U.S.A., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4376145

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

228 MANHATTAN BEACH BLVD

MANHATTAN BEACH, CALIFORNIA	90266

(Address of Principal Executive Offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange

Title of each class	on which registered

Class A Common Stock $0.001 par value	New York Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

         THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 10, 2002: 16,835,361

         THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 10, 2002: 20,246,777

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets — March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Earnings — Three-months periods ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows — Three-months periods ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	14

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2002	2001

ASSETS

Current Assets:

Cash	$62,876	$15,554

Trade accounts receivable, less allowances of $7,959 in 2002 and $7,113 in 2001	145,119	120,285

Due from officers and employees	669	1,013

Other receivables	2,398	1,816

Total receivables	148,186	123,114

Inventories	111,118	157,659

Prepaid expenses and other current assets	9,693	17,695

Deferred tax assets	4,804	4,804

Total current assets	336,677	318,826

Property and equipment, at cost, less accumulated depreciation and amortization	83,329	85,739

Intangible assets, at cost, less applicable amortization	433	458

Other assets, at cost	2,192	2,463

	$422,631	$407,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term borrowings	$96,647	$84,175

Current installments of long-term borrowings	2,347	2,140

Accounts payable	58,385	77,498

Accrued expenses	15,968	15,041

Total current liabilities	173,347	178,854

Long-term borrowings, excluding current installments	28,806	29,616

Commitments and contingencies Stockholders’ equity:

Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—

Class A Common Stock, $.001 par value; 100,000 shares authorized; 15,685 shares and 15,329 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	16	15

Class B Common Stock, $.001 par value; 60,000 shares authorized; 21,247 and 21,482 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	21	21

Additional paid-in capital	93,527	91,909

Accumulated other comprehensive income (loss)	(402)	33

Retained earnings	127,316	107,038

Total stockholders’ equity	220,478	199,016

	$422,631	$407,486

See accompanying notes to unaudited condensed
consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

Net sales	$244,949	$227,494

Cost of sales	142,425	128,180

Gross profit	102,524	99,314

Royalty income, net	108	217

	102,632	99,531

Operating expenses:

Selling expenses	18,691	20,842

General and administrative expenses	49,632	47,389

	68,323	68,231

Earnings from operations	34,309	31,300

Other income (expense):

Interest, net	(2,063)	(3,758)

Other, net	43	491

	(2,020)	(3,267)

Earnings before income taxes	32,289	28,033

Income taxes	12,011	10,933

Net earnings	$20,278	$17,100

Net earnings per share:

Basic	$0.55	$0.48

Diluted	$0.53	$0.45

Weighted average shares:

Basic	36,849	35,871

Diluted	38,172	38,127

See accompanying notes to unaudited condensed
consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(In thousands)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

Cash flows from operating activities:

Net earnings	$20,278	$17,100

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	4,272	2,755

Amortization of intangible assets	25	25

Provision for receivables allowances	894	2,092

Loss on disposal of equipment	6	341

Tax effect of non-qualified stock options	195	3,414

(Increase) decrease in assets:

Receivables	(25,966)	(34,066)

Inventories	46,541	7,625

Prepaid expenses and other current assets	8,002	(6,088)

Other assets	271	286

Increase (decrease) in liabilities:

Accounts payable	(19,113)	(9,849)

Accrued expenses	1,629	3,127

Net cash provided by (used in) operating activities	37,034	(13,238)

Cash flows used in investing activities — capital expenditures	(1,798)	(9,416)

Cash flows from financing activities:

Net proceeds from short-term borrowings	12,472	21,823

Proceeds from the exercise of stock options	722	3,057

Payments on long-term borrowings	(673)	(549)

Net cash provided by financing activities	12,521	24,331

Net increase in cash	47,757	1,677

Effect of exchange rates on cash	(435)	—

Cash at beginning of period	15,554	8,781

Cash at end of period	$62,876	$10,458

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$2,195	$3,287

Income taxes	8	1,006

During the three months ended March 31, 2002, the Company issued 48,072 shares of Class A common stock to the Company’s 401k plan with a value of approximately $702,000. In addition, the Company acquired equipment aggregating $70,000 under capital lease obligations.

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

(2)	FOREIGN CURRENCY TRANSLATION

The Company operates internationally through the following foreign subsidiaries; Skechers S.a.r.l located in Switzerland, with a functional currency of the U.S. dollar; Skechers Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers GmbH located in Germany and Skechers SAS located in France both with a functional currency of the Euro.

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

(3)	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income consists of a foreign currency translation loss of $402,000 and a foreign currency translation gain of $33,000, at March 31, 2002 and December 31, 2001, respectively.

(4)	EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock.

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Weighted average shares used in basic computation	36,849	35,871

Dilutive effect of stock options	1,323	2,256

Weighted average shares used in diluted computation	38,172	38,127

Options to purchase 7,500 and 318,000 shares of common stock at a price of $27.28 and at prices ranging from $18.00 to $29.45 were outstanding at March 31, 2001 and 2002, respectively, but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(5)	INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)	SHORT-TERM BORROWINGS

The Company has available a secured line of credit permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.75% at March 31, 2002) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at March 31, 2002 were $6.4 million. Available borrowings under the line of credit at March 31, 2002 were $27.9 million. The Company pays an unused line of credit fee of .25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, and limits the payment of dividends if it is in default of any provision of the agreement. The Company was in compliance with these covenants at March 31, 2002.

(7)	LITIGATION

The following is an update of a report (previously included in a Form 8-K dated April 29, 2002) of recent developments in one previously reported legal proceeding that should be read in conjunction with Item 3, Legal Proceedings, in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

On April 10, 2002, the Company was served with a complaint alleging breach of a confidentiality agreement and misappropriation of trade secrets. The Company was sued by Heeling Sports Limited and Heeling Management Corporation in The United States District Court for the Eastern District of Texas, Sherman Division, Case No. 4:02 cv 101. The plaintiffs seek compensatory and punitive damages against the Company and an injunction preventing the Company from using certain technology employed in its 3 Wheelers skate shoes, a very small and new part of the Company product line. The complaint was just recently filed, the matter is under review and the claim has been tendered to the Company’s insurance carrier. The Company plans to defend the matter vigorously. The Company has not yet filed a responsive pleading nor answer to the complaint. It is too early to predict the outcome of the case. Nonetheless, the Company is unaware of any facts that would lead it to believe that an adverse result would materially affect operations or the financial health of the Company.

The Company is involved in other litigation, disputes, and threatened litigation, arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

(8)	STOCKHOLDERS’ EQUITY

During the three-months ended March 31, 2002, certain Class B stockholders converted 235,374 shares of Class B common stock into an equivalent number of Class A common stock.

(9)	SUBSEQUENT EVENT

In April 2002, the Company issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes (the “Notes”) due April 15, 2007. The Notes are convertible into shares of Class A common stock. Interest on the Notes is paid semi-annually on April 15 and October 15 of each year, commencing October 15, 2002. The Notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.5089 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The Notes may be converted at any time on or before the close of business on the maturity date, unless the Notes have been previously redeemed or repurchased; provided, however, that if a Note is called for redemption or repurchase, the holder will be entitled to convert the Notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The Notes are unsecured and subordinated to our present and future Senior Debt, as defined in the indenture. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The indenture under which the Notes were issued does not restrict our incurrence of indebtedness, including Senior Debt, or our subsidiaries’ incurrence of indebtedness. Net proceeds from the issuance of the Notes were $86.2 million, of which $65.0 million was used to repay amounts owing under the Company’s line of credit and the remaining proceeds will be used for working capital.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to the Company’s revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate.

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of the Company are included under the “Risk Factors” on pages 13 through 19 in the Company’s Form 10-K for the year ended December 31, 2001.

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

RETAIL. We own and operate our own retail stores both domestically and, on a smaller scale, internationally through three retail formats. Our retail formats are as follows:

•	Concept Stores. Our concept stores are located in marquee street locations and high performing regional malls, promote awareness of the Skechers brand and showcase a broad assortment of our in-season footwear styles.

•	Factory Outlet Stores. Our factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points.

•	Warehouse Outlet Stores. Our freestanding warehouse outlet stores appeal to our most value conscious customers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner.

DISTRIBUTORS. Internationally, we sell our footwear to our foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories.

The substantial portion of our revenues are derived from domestic wholesale sales. Typically, retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales formats, international wholesale sales, international retail sales, or international distributor sales individually comprised more than 10% of our consolidated net sales for the three months ended March 31, 2002 and 2001.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations in aggregate dollar amounts and as a percentage of net sales:

	THREE MONTHS ENDED
	MARCH 31,

	2002		2001

Net sales	$244,949	100.0%	$227,494	100.0%

Cost of sales	142,425	58.1%	128,180	56.3%

Gross profit	102,524	41.9%	99,314	43.7%

Royalty income, net	108	0.0%	217	0.1%

	102,632	41.9%	99,531	43.8%

Operating expenses:

Selling	18,691	7.6%	20,842	9.2%

General and administrative	49,632	20.3%	47,389	20.8%

	68,323	27.9%	68,231	30.0%

Earnings from operations	34,309	14.0%	31,300	13.8%

Interest expense, net	(2,063)	(0.8%)	(3,758)	(1.7%)

Other, net	43	0.0%	491	0.2%

Earnings before income taxes	32,289	13.2%	28,033	12.3%

Income taxes	12,011	4.9%	10,933	4.8%

Net earnings	$20,278	8.3%	$17,100	7.5%

Net Sales

Net sales for three months ended March 31, 2002 were $244.9 million, an increase of $17.5 million or 7.7% over net sales of $227.5 million for the three months ended March 31, 2001. The increase in net sales was primarily due to increased sales in our international wholesale and domestic and international retail distribution channels. Net sales were driven by increased sales in our Kids’ and Men’s Collection product lines and new lines added over the last year, including Somethin’ Else from Skechers, Women’s Active, and 4 Wheelers by Skechers. International wholesale revenues for the three months ended March 31, 2002 increased significantly over the comparable period in 2001 due to our direct selling efforts in the United Kingdom, France, and Germany which began to ramp up in the second quarter of fiscal 2001. Distributor sales for the three months ended March 31, 2002, were comparable to the same period in 2001. Our retail stores sales increased significantly during the three months ended March 31, 2002, compared to the three months ended March 31, 2001, due to the addition of 21 domestic retail stores and one international retail store added since March 31, 2001.

We are continuing to expand our international direct selling efforts and currently anticipate commencing our direct selling efforts in Spain during the third quarter of fiscal 2002. In regards to our retail stores, we anticipate opening 10 to 15 retail stores during fiscal 2002, a significant decrease from the 26 domestic retail stores and three international retail stores added during fiscal 2001.

Although we realized a 7.7% increase in net sales for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, we anticipate net sales for the second quarter ending June 30, 2002 to be comparable to the second quarter ended June 30, 2001, and any expected growth in net sales to be realized during the second half of fiscal 2002.

Gross Profit

Gross profit for the three months ended March 31, 2002 was $102.5 million compared to $99.3 million during the three months ended March 31, 2001, an increase of $3.2 million or 3.2%. Gross margin was 41.9% compared to 43.7% during the three months ended March 31, 2001. However, gross margins for the three months ended March 31, 2002 improved over gross margins of 39.7% for the three months ended December 31, 2001. The decrease in gross margins during the three months ended March 31, 2002 compared to the same period in 2001 was due to markdowns and allowances provided to our wholesale accounts to promote sell through at the retail level and discounts offered on out of season inventory. Offsetting the decreased gross margins realized in our wholesale distribution channels were increased gross margins realized in our retail stores. The increased gross margins in our retail stores was due to improved pricing in our factory outlet stores, which made up a larger percent of retail net sales in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

We currently anticipate gross margins during the second quarter ending June 30, 2002 to be consistent with the first quarter ended March 31, 2002. The anticipated decrease in gross margin during the second quarter of 2002, as compared to the second quarter of 2001, is expected as we continue to support our wholesale accounts by providing sales allowances to stimulate sales at the retail level.

Selling Expenses

Selling expenses for the three months ended March 31, 2002 were $18.7 million compared to $20.8 million in the three months ended March 31, 2001. As a percentage of net sales, selling expenses decreased to 7.6% in the three months ended March 31, 2002, compared to 9.2% for the same three months in 2001. The decrease in selling expenses for the three months ended March 31, 2002, in absolute dollars and as a percent of net sales, was due to planned expenditure reductions in trade shows and advertising, savings realized from the reorganization of our sales staff, and the elimination of catalog costs related to our mail order operations which were discontinued in September 2001.

Notwithstanding our reduced advertising costs in the three months ended March 31, 2002, we remain committed to the overall marketing strategy that has been largely responsible for the increase in market presence, product visibility and product demand over the past three fiscal years. We have continued to increase our advertising budget consistent with projected sales increases, which has included such avenues as magazines, television, tradeshows, and billboards. We endeavor to spend approximately 8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. During the three months ended March 31, 2002 advertising expenses were 5.6% of net sales, compared to 6.9% of net sales for the three months ended March 31, 2001.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2002 were $49.6 million compared to $47.4 million for the same period in 2001. General and administrative expenses as a percentage of net sales decreased to 20.3% in the three months ended March 31, 2002, compared to 20.8% for the three months ended March 31, 2001. The increase in total dollars was due to increased depreciation charges associated with distribution and administrative facilities acquired during 2001, operating expenses related to the addition of 22 retail stores added since March 31, 2001, and additional infrastructure costs associated with our international sales and administrative offices. Offsetting the increased expenses were reductions in personnel costs associated the elimination of our mail order operations, temporary help at our distribution facilities, and reduced salaries, wages and bonuses.

Interest

Interest expense for the three months ended March 31, 2002 was $2.1 million, a decrease of $1.7 million or 45.1% from $3.8 million for the three months ended March 31, 2001. The decrease was due to reduced interest rates charged on our short-term borrowings, which is tied to the prime-lending rate, and open purchase arrangements with our international manufacturers.

Other, Net

Other, net decreased to $43,000 for the three months ended March 31, 2002, from $491,000 for the three months ended March 31, 2001. Other, net for the three months ended March 31, 2001 consisted primarily of litigation settlements.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the three months ended March 31, 2002 was 37.2% compared to 39.0% for the three months ended March 31, 2001. The decrease in the effective tax rate is due to changes in income in differing tax jurisdictions as a result of our international expansion. We are continuing to expand our international operations and plan to reinvest any undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance. As a result, we do not plan to provide for deferred income taxes on any accumulated undistributed earnings that our non-U.S. subsidiaries earn in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our capital needs are derived primarily from working capital requirements and the continued growth of the business. Our working capital at March 31, 2002 was $163.3 million, an increase of $23.3 million from $140.0 million at December 31, 2001. The increase was primarily due to the increase in accounts receivable and reductions in accounts payable, partially offset by increases in short-term borrowings. In April 2002, we sold $90.0 million of convertible notes (as discussed below) for an aggregate net proceeds of $86.2 million, of which $65.0 million was used to repay amounts owing under our line of credit; the remaining proceeds will be used for working capital.

Net cash provided by operating activities for the three months ended March 31, 2002 was $37.0 million, compared to cash used in operating activities of $13.2 million for the same period in 2001. The increase in cash provided by operating activities was due to the reduction in inventory levels, and to a lesser extent increased net earnings, offset by increases in receivables and reductions in accounts payable.

Net cash used in investing activities was $1.8 million for the three months ended March 31, 2002, a decrease of $7.6 million from $9.4 million for the three months ended March 31, 2001. The decrease was due to reduced capital expenditures requirements for new retail stores and prior year investing activities including the acquisition of real properties in Manhattan Beach.

Net cash provided by financing activities for the three months ended March 31, 2002 was $12.5 million, compared to $24.3 million for the three months ended March 31, 2001. The cash provided by financing activities was derived primarily from our short-term credit facility, and, to a lesser extent, proceeds from the exercise of stock options, partially offset by reductions in long-term debt.

In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A common stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year, commencing October 15, 2002. The notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.5089 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future Senior Debt, as defined in the indenture. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including Senior Debt, or our subsidiaries’ incurrence of indebtedness. Net proceeds from the sale of the notes were $86.2 million.

Our line of credit facility, which provides for borrowings of up to $150.0 million, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $27.9 million of availability as of March 31, 2002) with CIT Group, a subsidiary of TYCO, as agent for the lenders. At March 31, 2002, there was approximately $96.6 million outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (4.75% at March 31, 2002) minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2003. The revolving line of credit provides a sub-limit for letters of credit of up to $30.0 million to finance our foreign purchases of merchandise inventory. As of March 31, 2002, we had approximately $6.4 million of letters of credit under the revolving line of credit. The credit facility contains covenants indicating that stockholders’ equity shall not decrease by more than 20% in any calendar quarter, and limits the payment of dividends if we are in default of any provision of the agreement. We were in compliance with these covenants as of March 31, 2002. In April 2002, we repaid approximately $65.0 million owing under the line of credit facility with a portion of the proceeds from the issuance of the notes.

We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2002. However, in connection with our growth strategy, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the three months ending March 31, 2002, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. At March 31, 2002, approximately $96.6 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate of interest. We believe that moderate changes in the prime rate will not materially affect the operating results or financial condition of the company. For example, a 1% change in interest rates would result in approximately $966,000 annual impact on pretax income based upon those outstanding borrowing at March 31, 2002.

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

New Accounting Pronouncements

During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years starting after December 15, 2001. The adoption of SFAS 141 and 142 did not have a material impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The adoption of the provisions of SFAS 144 did not have a material impact on our financial position or results of operations.

In December 2001, the EITF issued EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This EITF prescribes guidance regarding the timing of recognition and income classification of costs incurred for certain sales incentive programs to retailers and end consumers. The adoption of EITF No. 01-09 did not have a material impact on our financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

(a)	Exhibits

None

(b)	Reports on Form 8-K

During the three-month period ending March 31, 2002, the Registrant filed two current reports on Form 8-K.

On April 4, 2002 under item 5 — Other Events. Regarding the issuance of a press release announcing the pricing of $75,000,000 of 4.50% Convertible Subordinated Notes due 2007 through a private offering. The notes accrue interest at 4.5% per annum and are convertible into Class A common stock, at the option of the holder, at an initial conversion price of $25.968 per share.

On April 25, 2002 under Item 5 — Other Events. Regarding the filing by the Registrant of a filed complaint captioned SKECHERS U.S.A., INC. V. HEELING SPORTS LIMITED, HEELING MANAGEMENT CORPORATION, ROGER ADAMS AND CHARLIE BEERY. The complaint was filed in the United States District Court Central District of California (Case No. 02-1906NM). The Registrant’s complaint alleges federal, California and common law unfair competition, intentional interference with economic relations and intentional interference with contract with respect to the Registrant’s shoes called “3 Wheelers.” The Registrant seeks relief that includes enjoining defendants from certain actions, certain trebled money damages, punitive damages, restitution and attorney fees and costs. On April 4, 2002, a complaint captioned HEELING SPORTS LIMITED AND HEELING MANAGEMENT CORP., V. SKECHERS U.S.A., INC. was filed in the United States District Court, Eastern District of Texas, Sherman Division (Civil Action No. 4:0Zcv101). The lawsuit alleges breach of confidential agreement and misappropriation of trade secrets and is with respect to Skechers’ 3 Wheelers. The complaint seeks relief that includes permanent injunction enjoining the Registrant from selling the 3 Wheeler skates, using any alleged confidential information and assignment of any intellectual property based on the plaintiff’s alleged confidential information, and damages that include those sustained by the plaintiff as a result of the Registrant’s actions, profits and exemplary and punitive damages. The Registrant believes that it has meritorious defenses to the claims made by Heeling Sports Limited and Heeling Management Corp. and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Registrant may not prevail in the lawsuit and can express no opinion as to its ultimate outcome.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A, INC.

Dated: May 14, 2002	/s/ David Weinberg David Weinberg Executive Vice President and Chief Financial Officer