Form 10-Q
period 2002-06-30
SKECHERS USA INC
filed 2002-08-14
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [    ]

     THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 9, 2002: 18,190,029

     THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 9, 2002: 19,346,777

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

ASSETS

	June 30,	December, 31
	2002	2001

Current Assets:
Cash	$74,590	$15,554
Trade accounts receivable, less allowance for bad debts and returns of $9,367 in 2002 and $7,113 in 2001	185,124	120,285
Due from officers and employees	899	1,013
Other receivables	3,687	1,816
Inventories	138,982	157,659
Prepaid expenses and other current assets	11,689	17,695
Deferred tax assets	4,804	4,804

Total current assets	419,775	318,826

Property and equipment, at cost, less accumulated depreciation and amortization	81,446	85,739
Intangible assets, at cost, less applicable amortization	407	458
Deferred charges and other long term assets	6,029	2,463

	$507,657	$407,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$—	$84,175
Current installments of long-term borrowings	2,289	2,140
Accounts payable	120,758	77,498
Accrued expenses	14,981	15,041

Total current liabilities	138,028	178,854

4.5% Convertible subordinated notes	90,000	—
Long-term borrowings, excluding current installments	28,222	29,616

Total long term debt	118,222	29,616

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 17,939 and 15,329 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	18	15
Class B Common Stock, $.001 par value; 60,000 shares authorized; 19,547 and 21,482 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	19	21
Additional paid-in capital	100,377	91,909
Accumulated other comprehensive income	2,419	33
Retained earnings	148,574	107,038

Total stockholders’ equity	251,407	199,016

	$507,657	$407,486

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,

	2002	2001

Net sales	$256,652	$230,899
Cost of sales	150,866	131,724

Gross profit	105,786	99,175
Royalty income (loss), net	317	(13)

	106,103	99,162

Operating expenses:
Selling	21,371	24,191
General and administrative	48,853	45,554

	70,224	69,745

Earnings from operations	35,879	29,417

Other income (expense):
Interest, net	(2,565)	(3,417)
Other, net	483	660

	(2,082)	(2,757)

Earnings before income taxes	33,797	26,660
Income taxes	12,539	9,838

Net earnings	$21,258	$16,822

Net earnings per share:
Basic	$0.57	$0.46

Diluted	$0.52	$0.44

Weighted average shares:
Basic	37,119	36,330

Diluted	41,909	38,653

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Six-Months Ended June 30,

	2002	2001

Net sales	$501,601	$458,393
Cost of sales	293,291	259,904

Gross profit	208,310	198,489
Royalty income, net	425	204

	208,735	198,693

Operating expenses:
Selling	40,062	45,033
General and administrative	98,485	92,943

	138,547	137,976

Earnings from operations	70,188	60,717

Other income (expense):
Interest, net	(4,628)	(7,176)
Other, net	526	1,151

	(4,102)	(6,025)

Earnings before income taxes	66,086	54,692
Income taxes	24,550	20,770

Net earnings	$41,536	$33,922

Net earnings per share:
Basic	$1.12	$0.94

Diluted	$1.05	$0.88

Weighted average shares:
Basic	36,988	36,102

Diluted	40,187	38,357

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(In thousands)

	Six-Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$41,536	$33,922
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,569	5,779
Amortization of intangible assets	51	51
Provision for bad debts and returns	1,191	1,655
Amortization of convertible subordinated notes offering costs	159	—
Loss on disposal of equipment	6	341
Tax benefit of non-qualified stock options	2,540	8,003
(Increase) decrease in assets:
Receivables	(67,787)	(59,388)
Inventories	18,677	(41,278)
Prepaid expenses and other current assets	6,006	(12,115)
Other assets	100	327
Increase in liabilities:
Accounts payable	43,260	52,658
Accrued expenses	643	1,392

Net cash provided by (used in) operating activities	54,951	(8,653)

Cash flows used in investing activities — capital expenditures	(4,212)	(17,676)

Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of offering costs	86,175	—
Proceeds from issuance of common stock	5,226	7,992
Net proceeds (repayments) of short-term borrowings	(84,175)	24,499
Repayments on long-term borrowings	(1,315)	(1,172)

Net cash provided by financing activities	5,911	31,319
Effects of exchange rate changes	2,386	5

Net increase in cash	59,036	4,995
Cash at beginning of period	15,554	8,781

Cash at end of period	$74,590	$13,776

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,579	$3,443
Income taxes	18,628	17,083

During the six months ended June 30, 2002, the Company issued 48,072 shares of Class A common stock to the Company’s 401k plan with a value of approximately $702,000. In addition, the Company acquired equipment aggregating $70,000 under capital lease obligations.

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

(2)  FOREIGN CURRENCY TRANSLATION

The Company operates internationally through the following foreign subsidiaries; Skechers S.a.r.l located in Switzerland, with a functional currency of the U.S. dollar; Skechers Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers Iberia located in Spain, Skechers GmbH located in Germany and Skechers SAS located in France with a functional currency of the Euro.

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

(3)  OTHER COMPREHENSIVE INCOME

Other comprehensive income at June 30, 2002 and December 31, 2001, consist of foreign currency translation gains of $2,419,000 and $33,000, respectively. The change in other comprehensive income consists of foreign currency translation gains of $2,821,000 and $5,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the change in other comprehensive income consists of foreign currency translation gains of $2,386,000 and $364,000, respectively.

(4)  EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.5% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,

Basic earnings per share	2002	2001	2002	2001

Net earnings	$21,258	$16,822	$41,536	$33,922

Weighted average common shares outstanding	37,119	36,330	36,988	36,102

Basic earnings per share	$0.57	$0.46	$1.12	$0.94

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,

Diluted earnings per share	2002	2001	2002	2001

Net earnings	$21,258	$16,822	$41,536	$33,922
After-tax equivalent of interest expense on 4.5% convertible subordinated notes	$554	$—	$554	$—

Earnings for purposes of computing diluted earnings per share	$21,812	$16,822	$42,090	$33,922

Weighted average common shares outstanding	37,119	36,330	36,988	36,102
Dilutive stock options	1,785	2,323	1,648	2,255
Weighted average assumed conversion of 4.5% convertible subordinated notes	3,005	—	1,551	—

Weighted average common shares outstanding	41,909	38,653	40,187	38,357

Diluted earnings per share	$0.52	$0.44	$1.05	$0.88

There were 301,500 and 0 options outstanding that were not included in the computation of diluted earnings per share for the three-month period ended June 30, 2002 and 2001, respectively. There were 310,000 and 0 options outstanding that were not included in the computation of diluted earnings per share for the six-month period ended June 30, 2002 and 2001, respectively. The options outstanding that were not included in the computation of diluted earnings per share were excluded because their effect would have been anti-dilutive.

(5)  INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)  SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on June 12, 2002, permitting borrowings up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.75% at June 30, 2002) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at June 30, 2002 were $11.5 million. Available borrowings under the line of credit at June 30, 2002 were $158.3 million. The Company pays an unused line of credit fee of .25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at June 30, 2002.

(7)  LONG TERM DEBT

In April 2002, the Company issued $90.0 million aggregate principal amount of 4.5% Convertible Subordinated Notes (the “Notes”) due April 15, 2007. The Notes are convertible into shares of Class A common stock. Interest on the Notes is paid semi-annually on April 15 and October 15 of each year, commencing October 15, 2002. The Notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.5089 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The Notes may be converted at any time on or before the close of business on the maturity date, unless the Notes have been previously redeemed or repurchased; provided, however, that if a Note is called for redemption or repurchase, the holder will be entitled to convert the Notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The Notes are unsecured and subordinated to our present and future Senior Debt, as defined in the indenture. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The indenture under which the Notes were issued does not restrict our incurrence of indebtedness, including Senior Debt, or our subsidiaries’ incurrence of indebtedness. Net proceeds from the issuance of the Notes were $86.2 million, of which $65.0 million was used to repay amounts owing under the Company’s line of credit and the remaining proceeds will be used for working capital. The costs associated with the issuance of the Notes, approximately $3.8 million, will be amortized over the life of the Notes and are included in interest expense on the income statement as amortized.

(8)  LITIGATION

On March 6, 2002, Skechers filed a complaint captioned SKECHERS U.S.A., INC. V. HEELING SPORTS LIMITED, HEELING MANAGEMENT CORPORATION, ROGER ADAMS AND CHARLIE BEERY. The complaint was filed in the United States District Court Central District of California (Case No. 02-1906NM). Skechers’ complaint alleges federal, California and common law unfair competition, intentional interference with economic relations and intentional interference with contract with respect to Skechers’ shoes called “3 Wheelers.” Skechers seeks relief that includes enjoining defendants from certain actions, certain trebled money damages, punitive damages, restitution and attorney fees and costs. On April 10, 2002, Skechers was served with a complaint captioned HEELING SPORTS LIMITED AND HEELING MANAGEMENT CORP., V. SKECHERS U.S.A., INC. that was filed on April 4, 2002 in the United States District Court, Eastern District of Texas, Sherman Division (Civil Action No. 4:02cv101). The lawsuit alleges breach of confidential agreement and misappropriation of trade secrets and is with respect to Skechers’ 3 Wheelers. The complaint seeks relief that includes a permanent injunction enjoining Skechers from selling the 3 Wheeler shoes, using any alleged confidential information and assignment of any intellectual property based on the plaintiff’s alleged confidential information, and damages that include those sustained by the plaintiff as a result of Skechers’ actions, profits and exemplary and punitive damages. Skechers’ 3 Wheelers is a new product that is currently a very small part of our product line. On June 18, 2002, a second complaint was filed against Skechers by Heeling Sports Limited in the United States District Court for the Eastern District of Texas, Sherman Division (Civil Action No. 4:02cv169), and the complaint was amended on June 21, 2002. The lawsuit is generally based upon the same facts as the earlier suit filed against Skechers by Heeling Sports Limited and Heeling Management Corp., alleging that Skechers’ sales of its 3 Wheeler shoes violates the plaintiff’s proprietary rights. However, the second complaint, as amended, alleges that Skechers’ 3 Wheelers infringe Heeling’s new patent that was issued on June 18, 2002, unfair competition and interference with prospective business relations. The second complaint, as amended, seeks relief that includes an injunction, declaratory relief that Skechers is infringing and will induce infringement of Heeling’s patent, compensatory, trebled and exemplary damages, and attorney’s fees. Skechers believes that it has meritorious defenses to the claims made by Heeling Sports Limited and Heeling Management Corp. and intends to defend these claims vigorously. Litigation is uncertain, and Skechers may not prevail in the lawsuits and expresses no opinion as to their ultimate outcome.

     On May 31, 2002, a complaint captioned RAYMOND MEIER V. SKECHERS USA, INC. was filed against Skechers in the United States District Court, Southern District of New York (Case No. 02 CV 4139). The lawsuit alleges copyright infringement for the use of certain drawings by Skechers in its Skechers by Michelle K advertisements. The complaint seeks damages that include actual damages and profits attributable to the alleged infringement, compensatory damages, punitive damages and an injunction preventing further use of the drawings by Skechers. For reasons unrelated to the complaint, Skechers had discontinued using the subject drawings. Skechers believes that it has meritorious defenses to the issues raised in the complaint and intends to defend these claims vigorously. Nonetheless, litigation is uncertain, and Skechers may not prevail in the lawsuit and expresses no opinion as to its ultimate outcome.

     On September 29, 2000, a complaint captioned MADISON TRADING LIMITED CORPORATION AND MERCURY INTERNATIONAL TRADING CORPORATION V. SKECHERS USA, INC., LOVITT FILMS, INC. AND BERT LOVITT was filed against Skechers in the United States District Court in Massachusetts, Civil Case No. CV-12016JLT. The lawsuit alleges quantum meruit; intentional interference with contract, intentional interference with advantageous relationship, unfair practices and declaratory relief arising out of a business arrangement between Skechers and inventor Bert Lovitt. The complaint seeks an injunction preventing Skechers from using certain technology, compensatory damages, exemplary damages and treble damages. The court denied the plaintiffs’ motion for a preliminary injunction. In February 2002, all parties agreed to settlement in principle and, as of the date of this filing, the matter is now settled and written documentation has been finalized and signed by the parties. The terms of the settlement are confidential. Notwithstanding, the terms did not have a material impact on the financial position or results of operations of Skechers.

     We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

(8)  STOCKHOLDERS’ EQUITY

During the three-month and six-month periods ended June 30, 2002, certain Class B stockholders converted 1,700,000 and 1,935,374 shares of Class B common stock to Class A common stock, respectively.

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

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of the Company are set forth in “Risk Factors” and elsewhere in this report.

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

The substantial portion of our revenues are derived from domestic wholesale sales. Typically, retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales formats, international wholesale sales, international retail sales, or international distributor sales individually comprised more than 10% of our consolidated net sales for the three and six months ended June 30, 2002 and 2001.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,

	2002		2001		2002		2001

Net sales	$256,652	100.0%	$230,899	100.0%	$501,601	100.0%	$458,393	100.0%
Cost of sales	150,866	58.8	131,724	57.0	293,291	58.5	259,904	56.7

Gross profit	105,786	41.2	99,175	43.0	208,310	41.5	198,489	43.3
Royalty income, net	317	0.1	(13)	0.0	425	0.1	204	0.0

	106,103	41.3	99,162	42.9	208,735	41.6	198,693	43.3

Operating expenses:
Selling	21,371	8.3	24,191	10.5	40,062	8.0	45,033	9.8
General and administrative	48,853	19.0	45,554	19.7	98,485	19.6	92,943	20.3

	70,224	27.4	69,745	30.2	138,547	27.6	137,976	30.1

Earnings from operations	35,879	14.0	29,417	12.7	70,188	14.0	60,717	13.2
Interest expense, net	(2,565)	(1.0)	(3,417)	(1.5)	(4,628)	(0.9)	(7,176)	(1.6)
Other, net	483	0.2	660	0.3	526	0.1	1,151	0.3

Earnings before income taxes	33,797	13.2	26,660	11.5	66,086	13.2	54,692	11.9
Income taxes	12,539	4.9	9,838	4.3	24,550	4.9	20,770	4.5

Net earnings	$21,258	8.3%	$16,822	7.3%	$41,536	8.3%	$33,922	7.4%

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Sales

Net sales for the three months ended June 30, 2002 were $256.7 million, an increase of 11.2% or $25.8 million over net sales of $230.9 million for the three months ended June 30 2001. Domestic wholesale sales increased during the three month ended June 30, 2002 compared the three months ended June 30, 2001 due to (i) increases in the Kids’, Men’s USA and Women’s Active product lines, in addition to sales from the 4 Wheelers skate line which commenced in the third quarter of 2001, and (ii) customer requests for the early shipments of merchandise totaling approximately $20.0 million. These early delivery requests were originally scheduled to ship during our third quarter ended September 30, 2002. International wholesale sales increased significantly as demand for our products increased as a result of our direct selling efforts in the United Kingdom, France, and Germany, which began in the first quarter of 2001. International distributor sales increased slightly during the three months ended June 30, 2002, when compared to the three months ended June 30, 2001. Although we realized an increase in international distributor sales, the increase was offset in regions where we now sell direct to department stores and specialty retailers. Our international retail sales increased during the three months ended June 30, 2002 compared to the same period in 2001 due primarily to all three retail stores being opened the entire three month period ended June 30, 2002. Our domestic retail stores sales increased substantially due to the addition of 22 stores added since July 1, 2001, most of which were warehouse and factory outlet stores which generate higher per store sales than our concept stores.

We continually evaluate our direct selling efforts and the various international regions in which it could be beneficial to commence selling direct to department stores and specialty retailers. In addition, through June 30, 2002, we have opened five company owned domestic retail stores and currently plan to open approximately 10 to 15 stores during the current fiscal year ended December 31, 2002, compared to the 26 stores opened during the fiscal year ended December 31, 2001.

Net sales during the three months ended June 30, 2002 benefited from customers requests for the early shipment of products, which totaled approximately $20.0 million, originally scheduled to ship during the third quarter ended September 30, 2002, as a result, we anticipate sales during the third quarter to be flat to a 3% increase when compared to sales of $287.9 million during the three months ended September 30, 2001.

Gross Profit

Gross profit was $105.8 million for the three months ended June 30, 2002, an increase of $6.6 million or 6.7% over gross profit of $99.2 million for the three months ended June 30, 2001. Gross profit as a percentage of sales was 41.2% for the three months ended June 30, 2002, compared to 43.0% for the three months ended June 30, 2001. The decrease in gross profit as a percent of sales was primarily due to continued customer support through discounts and allowances provided to our wholesale accounts to stimulate retail sales and to reduced margins at our company owned retail stores due to sales from warehouse and factory outlet stores, which have lower gross margins than our concept stores, becoming an increasing percent of retail store sales.

Selling Expenses

Selling expenses for the three months ended June 30, 2002 were $21.4 million, a decrease of $2.8 million or 11.7%, from $24.2 million for three months ended June 30, 2001. Selling expenses for the three months ended June 30, 2002 decreased as a percent of net sales to 8.3% from 10.5% during the three months ended June 30, 2001. The decrease in selling expenses was due to reduced advertising and trade show expenses and the elimination of catalog costs associated with our mail order operations, which were discontinued during the fourth quarter ended December 31, 2001.

We are committed to an overall marketing strategy that is largely responsible for the increase in our market presence, product visibility and product demand. We adjust our advertising budget consistent with projected sales, and includes such avenues as magazine, television, trade shows, and billboards. Our efforts provide for the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts. Marketing expense as a percentage of net sales may vary from quarter to quarter. In the three-months ended June 30, 2002, total advertising costs were $17.0 million or 6.7% of net sales compared to $19.0 million or 8.2% of net sales for the three-months ended June 30, 2001.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2002 were $48.9 million, compared to $45.6 million for the three months ended June 30, 2001. However, general and administrative expenses decreased as a percentage of net sales to 19.0% from 19.7% during the three months ended June 30, 2001. The increase in absolute dollars was primarily due to (i) increased rent and depreciation charges associated with the 22 domestic retail stores added since July 1, 2001,and (ii) additional rent for facilities for our international administrative and sales operations.

Interest Expense

Interest expense for the three months ended June 30, 2002 was $2.6 million, compared to $3.4 million during the three months ended June 30, 2001. The decrease was primarily due to reduced interest charges on our line of credit facility whose interest rate is tied to the prime-lending rate, which has decreased over the last year, and, payoff of our term loan in the fourth quarter ended December 31, 2001.

Other Income, Net

Other income, net consists primarily of rental income from the leasing of office space at our corporate facilities and legal settlements.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the three months ended June 30, 2002 was 37.1% compared to 36.9% for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Sales

Net sales for the six months ended June 30, 2002 were $501.6 million, an increase of $43.2 million or 9.4% over net sales of $458.4 million during the six months ended June 30, 2001. Domestic wholesale sales during the six months ended June 30, 2002 increased over the six months ended June 30, 2001 due to increases in the Kids’, Men’s Collection, and Somethin’ Else From Skechers product lines, in addition to sales from the 4 Wheelers line added in the third quarter of 2001. International wholesale sales for the six months ended June 30, 2002 increased significantly compared to the same six month period in 2001, due to increased brand awareness and customer acceptance of our product offerings derived from our direct selling efforts initiated in the first quarter of 2001. International retail revenues also increased during the six months ended June 30, 2002, compared to the same six month period in 2001, the increase was due to our three retail stores being opened during the entire six month period ended June 30, 2002 compared to a shorter period in the six months ended June 30, 2001. Domestic retail sales for the six months ended June 30, 2002 increased over the six months ended June 30, 2001, due to the addition of 22 retail stores added since July 1, 2001.

Gross Profit

Gross profit for the six months ended June 30, 2002 was $208.3 million, an increase of $9.8 million when compared to $198.5 million for the six months ended June 30, 2001. Gross profit as a percent of net sales was 41.5% for the six months ended June 30, 2002, a decrease from 43.3% during the six months ended June 30, 2001. The decrease in gross profit as a percent of net sales during the six months ended June 30, 2002 was due to a higher levels of discounts and allowances provided to our wholesale accounts to stimulate retail sales when compared to the six months ended June 30, 2001.

Selling Expenses

Selling expenses for the six months ended June 30, 2002 were $40.1 million compared to $45.0 million during the six months ended June 30, 2001. As a percent of net sales, selling expenses decreased to 8.0% during the six months ended June 30, 2002, from 9.8% during the six months ended June 30, 2001. The decrease in selling expenses during the six months ended June 30, 2002, when compared to the same six month period in 2001, was primarily due to decreased advertising and trade shows expenses, and catalog costs related to our mail order operations which were discontinued in the fourth quarter 2001. Advertising costs as a percent of sales during the six months ended June 30, 2002 were 6.1% compared to 7.6% in the six months ended June 30, 2001. We continually adjust our advertising expenditures based on projected sales levels.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2002 were $98.5 million, compared to $92.9 million during the six months ended June 30, 2001. However, general and administrative expenses as a percent of sales for the six months ended June 30, 2002 was 19.6% a decrease from 20.3% during the six months ended June 30, 2001. The increase in spending levels was primarily due to increased depreciation and rent charges related to new store openings and facility costs to support our international operations.

Interest Expense

Interest expense for the six months ended June 30, 2002 was $4.6 million, a decrease of $2.6 million from $7.2 million for the six months ended June 30, 2001. The decrease in interest expense was due to decreased interest charges (i) on our line of credit facility, whose interest rate is tied to the prime rate, which has decreased over the last year, (ii) from the payoff of our term loan in the forth quarter of 2001, and (iii) reduced interest rates charged on our open purchase arrangements with our foreign manufacturers.

Other Income, Net

Other income, net for the six months ended June 30, 2002 was $526,000 compared to $1.2 million for the six months ended June 30, 2001. The decrease was due to reduced rent revenue from the leasing of office space and reduced litigation settlements.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the six-months ended June 30, 2002 was 37.1% compared to 37.9% for the six-months ended June 30, 2001. The decrease in the effective tax rate is due changes in our projections of income in differing tax jurisdictions as a result of our international expansion.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2002 was $281.7 million, an increase of $141.7 million from $140.0 million at December 31, 2001. The increase in working capital was primarily due to increased accounts receivable, the elimination of our short-term borrowings with a portion of the proceeds from the issuance of long term convertible subordinated notes in April 2002, offset by increased accounts payable.

Net cash provided by operating activities for the six-months ended June 30, 2002 was approximately $55.0 million, compared to cash used in operating activities of $8.7 million for the six-months ended June 30, 2001. The increase in cash provided by operating activities was due to reduced inventory levels, increased accounts payables, and increased net earnings, offset by increased receivables.

Net cash used in investing activities was $4.2 million for the six months ended June 30, 2002, compared to $17.7 million for the six months ended June 30, 2001. The decrease was due to reduced capital expenditures requirements for new retail stores and prior year investing activities including the acquisition of real properties in Manhattan Beach, California.

Net cash provided by financing activities for the six-months ended June 30, 2002 was $5.9 million, compared to $31.3 million for the six months ended June 30, 2001. The decrease in cash provided by financing activities was due the reduction of net financing from our short-term borrowings offset by the proceeds from the issuance of the convertible subordinated notes.

In April 2002, we issued $90.0 million aggregate principal amount of 4.5% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A common stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year, commencing October 15, 2002. The notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.5089 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future Senior Debt, as defined in the indenture. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including Senior Debt, or our subsidiaries’ incurrence of indebtedness. Net proceeds from the sale of the notes were $86.2 million.

In July 2002, we renegotiated our line of credit facility, which now provides for borrowings of up to $200.0 million, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $158.3 million of availability as of June 30, 2002) with the CIT Group, as agents for the lenders. At June 30, 2002, no amounts were outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (4.75% at June 30, 2002) minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2003. The revolving line of credit provides a sub-limit for letters of credit of up to $30.0 million to finance our foreign purchases of merchandise inventory. As of June 30, 2002, we had approximately $11.5 million of letters of credit under the revolving line of credit. The credit facility provides that stockholders’ equity shall not decrease by more than 20% in any calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if we are in default of any provision of the agreement. We were in compliance with these covenants as of June 30, 2002.

We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2002. However, in connection with our growth strategy, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international expansion, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

     Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances that are both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay, and disputed and returned items. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. Gross trade accounts receivable balance was $194.5 million and total allowances were $9.4 million June 30, 2002.

     Inventory adjustments. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory based on prior sales and net realizable value. The likelihood of any material inventory write-down is dependent primarily on consumer demand and competitor product offerings. Inventories were stated at $139.0 million at June 30, 2002.

     Valuation of intangible and other long-lived assets. When circumstances warrant, we assess the impairment of intangible and other long-lived assets that require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	the asset’s ability to continue to generate income;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); or

•	the impact of significant negative industry or economic trends.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the six months ending June 30, 2002, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RISK FACTORS

In addition to other information in this Form 10-Q, the following factors should be considered in evaluating us and our business.

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

     We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

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

     For the year ended December 31, 2001 net sales to our five largest customers accounted for approximately 25.7% of total net sales. No one customer accounted for 10.0% or more of our net sales during 2001. As of December 31, 2001, one customer accounted for 10.2% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivables of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer, or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

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

     Our footwear products are currently manufactured by independent contract manufacturers. For the year ended December 31, 2001, the top four manufacturers of our manufactured products produced approximately 51.9% of our total purchases but none individually accounted for more than 20.0%. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

Our international sales and vendor manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.

     Substantially all of our net sales for the year ended December 31, 2001 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, the Philippines and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:

•	political and social unrest;

•	changing economic conditions;

•	international political tension and terrorism;

•	work stoppages;

•	transportation delays;

•	loss or damage to products in transit;

•	expropriation;

•	nationalization;

•	the imposition of tariffs and trade duties both international and domestically;

•	import and export controls and other nontariff barriers;

•	exposure to different legal standards (particularly with respect to intellectual property);

•	compliance with foreign laws; and

•	changes in domestic and foreign governmental policies.

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

     We require our independent contract manufacturers, suppliers and licensees to operate in compliance with applicable United States and foreign laws and regulations. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under United States law) nor child labor (as defined by the manufacturer’s country) is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, suppliers and licensees, we do not control them or their labor practices. If one of our independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in adverse publicity for us, damage our reputation in the United States, or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

Our planned expansion involves a number of risks that could prevent or delay the successful opening of new stores as well as impact the performance of our existing stores.

     Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	source sufficient levels of inventory to meet the needs of new stores;

•	hire, train and retain store personnel;

•	successfully integrate new stores into our existing operations; and

•	satisfy the fashion preferences in new geographic areas.

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

     Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations in the malls and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our concept stores occupy street locations which are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from the September 11, 2001 attacks, a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our operating results.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for footwear and delivery date delays, which may result in volatility of our stock price.

     Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters. Also, delays in scheduling or pickup of purchased products by our domestic customers could negatively impact our net sales and results of operations for any given quarter. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A common stock.

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

     We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our Class A common stock.

Obtaining additional capital to fund our operations and finance our growth could make it difficult for us to service our debt obligations.

     If our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. If we cannot raise needed funds on acceptable terms, we may not be able to successfully execute our growth strategy, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing debt, it may become difficult for us to meet debt service obligations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing Class A common stock.

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

Our trademarks, design patents and other intellectual property rights may not be adequately protected outside the United States.

     We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and design patents on a worldwide basis. In the course of our international expansion, we have, however, experienced conflicts with various third parties that have acquired or claimed ownership rights in certain trademarks similar to ours or have otherwise contested our rights to our trademarks. We have in the past successfully resolved these conflicts through both legal action and negotiated settlements, none of which we believe has had a material impact on our financial condition and results of operations. Nevertheless, we cannot assure you that the actions we have taken to establish and protect our trademarks and other proprietary rights outside the United States will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks, designs and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the United States and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.

     We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our Skechers® and S Design® trademarks to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of design patents covering components and features used in various shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs that we deem valuable.

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

     A substantial portion of our operations are located in California, including 39 of our retail stores, our headquarters in Manhattan Beach and our domestic distribution center in Ontario. Because California has and may in the future experience energy and electricity shortages, we may be subject to increased operating costs as a result of higher electricity and energy rates and may be subject to rolling blackouts which could interrupt our business. Any such impact could be material and adversely affect our profitability. In addition, because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

One principal stockholder is able to control substantially all matters requiring a vote of our stockholders and his interests may differ from the interests of our other stockholders.

     As of August 12, 2002, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 77.1% of the outstanding shares of our Class B common stock and members of Mr. Greenberg’s immediate family beneficially owned the remainder of the outstanding shares of our Class B common stock. The holders of shares of our Class A common stock and Class B common stock have identical rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of August 12, 2002, Mr. Greenberg held approximately 70.5% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 91.4% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common stock. The differential in the voting rights may adversely affect the value of our Class A common stock to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common stock to have value.

Our charter documents and Delaware law may inhibit a takeover, which may cause a decline in the value of our stock.

     Provisions of Delaware law, our certificate of incorporation, or our bylaws could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Mr. Greenberg’s substantial beneficial ownership position, together with the authorization of preferred stock, the disparate voting rights between Class A common stock and Class B common stock, the classification of the Board of Directors and the lack of cumulative voting in our certificate of incorporation and bylaws, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our Class A common stock at a premium over the market price of the Class A common stock and may adversely affect the market price of the Class A common stock.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND REPORTS PREPARED

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earning, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will,” “result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that would cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate. In addition, the risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. At June 30, 2002, no amounts were outstanding that were subject to changes in interest rates, however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency subsidiary’s assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing cost of goods sold in the future. The company manages these risks by primarily denominating these purchases and commitments in U.S. dollars. The company does not engage in hedging activities with respect to such exchange rate risks.

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

On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is an update of the report (previously included in a Form 8-K dated April 25, 2002) of recent developments in previously reported legal proceedings that should be read in conjunction with Item 3, Legal Proceedings, in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2001.

On March 6, 2002, Skechers filed a complaint captioned SKECHERS U.S.A., INC. V. HEELING SPORTS LIMITED, HEELING MANAGEMENT CORPORATION, ROGER ADAMS AND CHARLIE BEERY. The complaint was filed in the United States District Court Central District of California (Case No. 02-1906NM). Skechers’ complaint alleges federal, California and common law unfair competition, intentional interference with economic relations and intentional interference with contract with respect to Skechers’ shoes called “3 Wheelers.” Skechers seeks relief that includes enjoining defendants from certain actions, certain trebled money damages, punitive damages, restitution and attorney fees and costs. On April 10, 2002, Skechers was served with a complaint captioned HEELING SPORTS LIMITED AND HEELING MANAGEMENT CORP., V. SKECHERS U.S.A., INC. that was filed on April 4, 2002 in the United States District Court, Eastern District of Texas, Sherman Division (Civil Action No. 4:02cv101). The lawsuit alleges breach of confidential agreement and misappropriation of trade secrets and is with respect to Skechers’ 3 Wheelers. The complaint seeks relief that includes a permanent injunction enjoining Skechers from selling the 3 Wheeler shoes, using any alleged confidential information and assignment of any intellectual property based on the plaintiff’s alleged confidential information, and damages that include those sustained by the plaintiff as a result of Skechers’ actions, profits and exemplary and punitive damages. Skechers’ 3 Wheelers is a new product that is currently a very small part of our product line. On June 18, 2002, a second complaint was filed against Skechers by Heeling Sports Limited in the United States District Court for the Eastern District of Texas, Sherman Division (Civil Action No. 4:02cv169), and the complaint was amended on June 21, 2002. The lawsuit is generally based upon the same facts as the earlier suit filed against Skechers by Heeling Sports Limited and Heeling Management Corp., alleging that Skechers’ sales of its 3 Wheeler shoes violates the plaintiff’s proprietary rights. However, the second complaint, as amended, alleges that Skechers’ 3 Wheelers infringe Heeling’s new patent that was issued on June 18, 2002, unfair competition and interference with prospective business relations. The second complaint, as amended, seeks relief that includes an injunction, declaratory relief that Skechers is infringing and will induce infringement of Heeling’s patent, compensatory, trebled and exemplary damages, and attorney’s fees. Skechers believes that it has meritorious defenses to the claims made by Heeling Sports Limited and Heeling Management Corp. and intends to defend these claims vigorously. Litigation is uncertain, and Skechers may not prevail in the lawsuits and expresses no opinion as to their ultimate outcome.

On May 31, 2002, a complaint captioned RAYMOND MEIER V. SKECHERS USA, INC. was filed against Skechers in the United States District Court, Southern District of New York (Case No. 02 CV 4139). The lawsuit alleges copyright infringement for the use of certain drawings by Skechers in its Skechers by Michelle K advertisements. The complaint seeks damages that include actual damages and profits attributable to the alleged infringement, compensatory damages, punitive damages and an injunction preventing further use of the drawings by Skechers. For reasons unrelated to the complaint, Skechers had discontinued using the subject drawings. Skechers believes that it has meritorious defenses to the issues raised in the complaint and intends to defend these claims vigorously. Nonetheless, litigation is uncertain, and Skechers may not prevail in the lawsuit and expresses no opinion as to its ultimate outcome.

On September 29, 2000, a complaint captioned MADISON TRADING LIMITED CORPORATION AND MERCURY INTERNATIONAL TRADING CORPORATION V. SKECHERS USA, INC., LOVITT FILMS, INC. AND BERT LOVITT was filed against Skechers in the United States District Court in Massachusetts, Civil Case No. CV-12016JLT. The lawsuit alleges quantum meruit, intentional interference with contract, intentional interference with advantageous relationship, unfair practices and declaratory relief arising out of a business arrangement between Skechers and inventor Bert Lovitt. The complaint seeks an injunction preventing Skechers from using certain technology, compensatory damages, exemplary damages and treble damages. The court denied the plaintiffs’ motion for a preliminary injunction. In February 2002, all parties agreed to settlement in principle and, as of the date of this filing, the matter is now settled and all written documentation has been finalized and signed by the parties. The terms of the settlement are confidential. Notwithstanding, the terms did not have a material impact on the financial position or results of operations of Skechers.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS —

(a)	Not applicable

(b)	Not applicable

(c)	In April 2002, the Company sold $90,000,000 principal amount of 4.50 percent convertible subordinated notes due April 15, 2007 (the “Notes”) in a 144A private placement to a qualified institutional investor (the “Initial Purchaser”) at 100% of their principal amount, less a selling discount to the Initial Purchaser of 4.25 percent of the principal amount.

Exemption from registration requirements is claimed under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The Initial Purchaser had adequate access to information about the Company and represented to the Company that it was a qualified institutional investors within the meaning of Rule 144A under the Securities Act and that it offered the Notes, and will offer and sell the Notes, inside the United States only to persons whom it reasonably believes are “qualified institutional buyers” in accordance with Rule 144A. Appropriate legends were affixed to the certificates evidencing the Notes in such transaction.

The notes have a five-year term and are not callable for the first three years. At any time prior to maturity or redemption, the Notes are convertible into Class A common stock of the Company at a conversion price of $25.9680 per share (equivalent to a conversion rate of approximately 38.5089 shares per $1,000 principal amount of Notes), representing an initial conversion premium of 20 percent, for a total of 3,465,804 shares of Class A common stock of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5. OTHER INFORMATION — Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

(a)	Exhibits -

4.1 — Purchase Agreement, dated April 14, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes.
4.2 — Indenture, dated April 9, 2002, between the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 4.5% Convertible Subordinated Notes.
4.3 — Form of Specimen Restricted Global Security.
4.4 — Registration Rights Agreement, dated April 9, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes.
99.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A, INC.

Dated: August 13, 2002	/s/ David Weinberg

David Weinberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)