Form 10-Q
period 2002-09-30
SKECHERS USA INC
filed 2002-11-14
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________ .

COMMISSION FILE NUMBER: 001-14429

SKECHERS U.S.A., INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-4376145 (I.R.S. EMPLOYER IDENTIFICATION NO.)

228 MANHATTAN BEACH BLVD.
MANHATTAN BEACH, CALIFORNIA 90266
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Class A Common Stock $0.001 par value	New York Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 2002: 18,227,438

         THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 2002: 19,317,617

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

INDEX

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS
	September 30,	December 31,
	2002	2001

Current Assets:

Cash	$108,080	$15,554

Trade accounts receivable, less allowances of $7,803 in 2002 and $7,113 in 2001	122,756	120,285

Due from officers and employees	972	1,013

Other receivables	2,749	1,816

Inventories	129,677	157,659

Prepaid expenses and other current assets	9,163	17,695

Deferred tax assets	4,804	4,804

Total current assets	378,201	318,826

Property and equipment, at cost, less accumulated depreciation and amortization	80,821	85,739

Intangible assets, at cost, less applicable amortization	382	458

Deferred charges and other long term assets	5,840	2,463

	$465,244	$407,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term borrowings	$—	$84,175

Current installments of long-term borrowings	2,313	2,140

Accounts payable	62,021	77,498

Accrued expenses	17,461	15,041

Total current liabilities	81,795	178,854

4.50% Convertible subordinated notes	90,000	—

Long-term borrowings, excluding current installments	27,627	29,616

Total long term debt	117,627	29,616

Commitments and contingencies

Stockholders’ equity:

Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—

Class A Common Stock, $.001 par value; 100,000 shares authorized; 18,198 and 15,329 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	18	15

Class B Common Stock, $.001 par value; 60,000 shares authorized; 19,347 and 21,482 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	19	21

Additional paid-in capital	100,759	91,909

Accumulated other comprehensive income	2,345	33

Retained earnings	162,681	107,038

Total stockholders’ equity	265,822	199,016

	$465,244	$407,486

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,

	2002	2001

Net sales	$261,147	$287,900

Cost of sales	152,347	165,305

Gross profit	108,800	122,595

Royalty income, net	107	64

	108,907	122,659

Operating expenses:

Selling	32,574	40,771

General and administrative	52,232	59,929

	84,806	100,700

Earnings from operations	24,101	21,959

Other income (expense):

Interest, net	(2,004)	(4,194)

Other, net	(280)	381

	(2,284)	(3,813)

Earnings before income taxes	21,817	18,146

Income taxes	7,710	6,768

Net earnings	$14,107	$11,378

Net earnings per share:

Basic	$0.38	$0.31

Diluted	$0.35	$0.30

Weighted average shares:

Basic	37,539	36,704

Diluted	41,962	38,275

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Nine-Months Ended September 30,

	2002	2001

Net sales	$762,748	$746,293

Cost of sales	445,638	425,209

Gross profit	317,110	321,084

Royalty income, net	532	268

	317,642	321,352

Operating expenses:

Selling	72,636	85,804

General and administrative	150,717	152,872

	223,353	238,676

Earnings from operations	94,289	82,676

Other income (expense):

Interest, net	(6,632)	(11,369)

Other, net	246	1,532

	(6,386)	(9,837)

Earnings before income taxes	87,903	72,839

Income taxes	32,260	27,539

Net earnings	$55,643	$45,300

Net earnings per share:

Basic	$1.50	$1.25

Diluted	$1.39	$1.18

Weighted average shares:

Basic	37,174	36,295

Diluted	41,004	38,237

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(In thousands)

	Nine-Months Ended September 30,

	2002	2001

Cash flows from operating activities:

Net earnings	$55,643	$45,300

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	12,762	9,174

Amortization of intangible assets	76	76

Provision for (recoveries of) bad debts and returns	(434)	1,370

Amortization of debt offering costs	351	—

Loss on disposal of equipment	6	341

Tax benefit of non-qualified stock options	2,565	8,299

(Increase) decrease in assets:

Receivables	(2,099)	(50,971)

Inventories	28,128	(46,751)

Prepaid expenses and other current assets	8,579	(4,801)

Other assets	187	249

Increase (decrease) in liabilities:

Accounts payable	(15,223)	27,110

Accrued expenses	3,161	2,247

Net cash provided by (used in) operating activities	93,702	(8,357)

Cash flows used in investing activities-capital expenditures	(7,418)	(25,001)

Cash flows from financing activities:

Proceeds from the issuance of convertible subordinated notes, net of offering costs	86,175	—

Proceeds from issuance of common stock	5,583	8,457

Net proceeds from short-term borrowings	(84,175)	32,915

Repayments on long-term borrowings	(1,885)	(1,806)

Net cash provided by financing activities	5,698	39,566

Effects of exchange rates on cash	544	364

Net increase in cash	92,526	6,208

Cash at beginning of period	15,554	8,781

Cash at end of period	$108,080	$15,353

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$4,909	$10,809

Income taxes	18,828	18,666

During the nine months ended September 30, 2002, the Company issued 48,072 shares of Class A common stock to the Company’s 401k plan with a value of approximately $702,000. In addition, the Company acquired equipment aggregating $70,000 under capital lease obligations.

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

(2)  FOREIGN CURRENCY TRANSLATION

The Company operates internationally through the following foreign subsidiaries; Skechers S.a.r.l located in Switzerland, with a functional currency of the U.S. dollar; Skechers Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers Iberia located in Spain, Skechers GmbH located in Germany, Skechers SAS located in France, Skechers EDC SPRL located in Belgium, Skechers USA Benelux BV located in the Netherlands, all with a functional currency of the Euro.

The results of operations for the Company’s non U.S. dollar functional currency subsidiaries are translated from their functional currency into U.S. dollars using the average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of the each period. Adjustments resulting from the translation process are reported in a separate component of stockholders’ equity, and are not included in net earnings.

(3)  OTHER COMPREHENSIVE INCOME

Other comprehensive income at September 30, 2002 and December 31, 2001, consist of foreign currency translation gains of $2,345,000 and $33,000, respectively. The change in comprehensive income consists of foreign currency translation (losses) gains of ($74,000) and $359,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the change in comprehensive income consists of foreign currency translation gains of $2,312,000 and $364,000, respectively.

(4)  EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

Basic earnings per share	2002	2001	2002	2001

Net earnings	$14,107	$11,378	$55,643	$45,300

Weighted average common shares outstanding	37,539	36,704	37,174	36,295

Basic earnings per share	$0.38	$0.31	$1.50	$1.25

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

Diluted earnings per share	2002	2001	2002	2001

Net earnings	$14,107	$11,378	$55,643	$45,300

After-tax equivalent of interest expense on 4.50% convertible subordinated notes	$655	$—	$1,218	$—

Earnings for purposes of computing diluted earnings per share	$14,762	$11,378	$56,861	$45,300

Weighted average common shares outstanding	37,539	36,704	37,174	36,295

Dilutive stock options	957	1,571	1,641	1,942

Weighted average assumed conversion of 4.50% convertible subordinated notes	3,466	—	2,189	—

Weighted average common shares outstanding	41,962	38,275	41,004	38,237

Diluted earnings per share	$0.35	$0.30	$1.39	$1.18

There were 932,897 and 305,125 options outstanding that were not included in the computation of diluted earnings per share for the three-month period ended September 30, 2002 and 2001, respectively. There were 330,000 and 7,500 options outstanding that were not included in the computation of diluted earnings per share for the nine-month period ended September 30, 2002 and 2001, respectively. The options outstanding that were not included in the computation of diluted earnings per share were excluded because their effect would have been anti-dilutive.

(5)  INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)  SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on July 12, 2002, permitting borrowings up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.75% at September 30, 2002) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at September 30, 2002 were $9.3 million. Available borrowings under the line of credit at September 30, 2002 were $118.6 million and no amounts were outstanding at September 30, 2002. The Company pays an unused line of credit fee of .25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at September 30, 2002.

(7)  LONG TERM DEBT

In April 2002, the Company issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes (the “Notes”) due April 15, 2007. The Notes are convertible into shares of Class A common stock. Interest on the Notes is paid semi-annually on April 15 and October 15 of each year, commencing October 15, 2002. The Notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.5089 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The Notes may be converted at any time on or before the close of business on the maturity date, unless the Notes have been previously redeemed or repurchased; provided, however, that if a Note is called for redemption or repurchase, the holder will be entitled to convert the Notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The Notes are unsecured and subordinated to our present and future Senior Debt, as defined in the indenture. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The indenture under which the Notes were issued does not restrict the incurrence of indebtedness, including Senior Debt, or the subsidiaries’ incurrence of indebtedness. Net proceeds from the issuance of the Notes were $86.2 million, of which $65.0 million was used to repay amounts owing under the Company’s line of credit and the remaining proceeds will be used for working capital. The costs associated with the issuance of the Notes, approximately $3.8 million, will be amortized over the life of the Notes and are included in interest expense as amortized.

(8)  LITIGATION

On March 6, 2002, Skechers filed a complaint captioned SKECHERS U.S.A., INC. V. HEELING SPORTS LIMITED, HEELING MANAGEMENT CORPORATION, ROGER ADAMS AND CHARLIE BEERY. The complaint was filed in the United States District Court Central District of California (Case No. 02-1906NM). Skechers’ complaint alleges federal, California and common law unfair competition, intentional interference with economic relations and intentional interference with contract with respect to Skechers’ shoes called “3 Wheelers.” Skechers seeks relief that includes enjoining defendants from certain actions, certain trebled money damages, punitive damages, restitution and attorney fees and costs. On April 10, 2002, Skechers was served with a complaint captioned HEELING SPORTS LIMITED AND HEELING MANAGEMENT CORP., V. SKECHERS U.S.A., INC. that was filed on April 4, 2002 in the United States District Court, Eastern District of Texas, Sherman Division (Civil Action No. 4:02cv101). The lawsuit alleges breach of confidential agreement and misappropriation of trade secrets and is with respect to Skechers’ 3 Wheelers. The complaint seeks relief that includes a permanent injunction enjoining Skechers from selling the 3 Wheeler shoes, using any alleged confidential information and assignment of any intellectual property based on the plaintiff’s alleged confidential information, and damages that include those sustained by the plaintiff as a result of Skechers’ actions, profits and exemplary and punitive damages. Skechers’ 3 Wheelers is a new product that is currently a very small part of the Skechers’ product line. On June 18, 2002, a second complaint was filed against Skechers by Heeling Sports Limited in the United States District Court for the Eastern District of Texas, Sherman Division (Civil Action No. 4:02cv169), and the complaint was amended on June 21, 2002. The lawsuit is generally based upon the same facts as the earlier suit filed against Skechers by Heeling Sports Limited and Heeling Management Corp., alleging that Skechers’ sales of its 3 Wheeler shoes violates the plaintiff’s proprietary rights. However, the second complaint, as amended, alleges that Skechers’ 3 Wheelers infringe Heeling’s new patent that was issued on June 18, 2002, unfair competition and interference with prospective business relations. The second complaint, as amended, seeks relief that includes an injunction, declaratory relief that Skechers is infringing and will induce infringement of Heeling’s patent, compensatory, trebled and exemplary damages, and attorney’s fees.

In late August 2002, Skechers and Heeling met in Dallas, Texas to attempt to settle all disputed claims. The parties settled all issues in principle and are in the process of working out the written terms and revising the draft agreements. Skechers believes final settlement will be achieved. The terms and obligations of the settlement will not have a material effect on Skechers’ financial position or results of operations.

On May 31, 2002, a complaint captioned RAYMOND MEIER V. SKECHERS USA, INC. was filed against Skechers in the United States District Court, Southern District of New York (Case No. 02 CV 4139). The lawsuit alleges copyright infringement for the use of certain drawings by Skechers in its Skechers by Michelle K advertisements. The complaint seeks damages that include actual damages and profits attributable to the alleged infringement, compensatory damages, punitive damages and an injunction preventing further use of the drawings by Skechers. For reasons unrelated to the complaint, Skechers had discontinued using the subject drawings. Skechers believes that it has meritorious defenses to the issues raised in the complaint and intends to defend these claims vigorously. This matter was settled on October 28, 2002. The terms of the settlement are confidential. The obligations will not have a material effect on Skechers’ financial position or results or operations.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

(9)  STOCKHOLDERS’ EQUITY

During the three-month and nine-month periods ended September 30, 2002, certain Class B stockholders converted 200,000 and 2,135,374 shares of Class B common stock to Class A common stock, respectively.

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

The substantial portion of our revenues are derived from domestic wholesale sales. Typically, retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales formats, international wholesale sales, international retail sales, or international distributor sales individually comprised more than 10% of our consolidated net sales for the three and nine months ended September 30, 2002 and 2001.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,

	2002		2001		2002		2001

Net sales	$261,147	100.0%	$287,900	100.0%	$762,748	100.0%	$746,293	100.0%

Cost of sales	152,347	58.3	165,305	57.4	445,638	58.4	425,209	57.0

Gross profit	108,800	41.7	122,595	42.6	317,110	41.6	321,084	43.0

Royalty income, net	107	0.0	64	0.0	532	0.1	268	0.0

	108,907	41.7	122,659	42.6	317,642	41.7	321,352	43.0

Operating expenses:

Selling	32,574	12.5	40,771	14.2	72,636	9.5	85,804	11.5

General and administrative	52,232	20.0	59,929	20.8	150,717	19.8	152,872	20.4

	84,806	32.5	100,700	35.0	223,353	29.3	238,676	31.9

Earnings from operations	24,101	9.2	21,959	7.6	94,289	12.4	82,676	11.1

Interest expense, net	(2,004)	(0.8)	(4,194)	(1.4)	(6,632)	(0.9)	(11,369)	(1.6)

Other, net	(280)	(0.1)	381	0.1	246	0.0	1,532	0.3

Earnings before income taxes	21,817	8.3	18,146	6.3	87,903	11.5	72,839	9.8

Income taxes	7,710	3.0	6,768	2.3	32,260	4.2	27,539	3.7

Net earnings	$14,107	5.3%	$11,378	4.0%	$55,643	7.3%	$45,300	6.1%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales

Net sales for the three months ended September 30, 2002 were $261.1 million, compared to net sales of $287.9 million for the three months ended September 30, 2001. Domestic wholesale net sales decreased during the three months ended September 30, 2002, compared to the three months ended September 30, 2001. We realized decreases in both our men and women’s product lines, and also, but to a lesser extent, our kids’ lines. The decrease in domestic wholesale net sales was due to reduced sales volume shipped to both our department store and specialty retail accounts, and a decrease in the average selling price per pair, the result of a continuing soft retail environment. International wholesale net sales for the three months ended September 30, 2002 increased significantly over the three months ended September 30, 2001. The increase in international wholesale net sales is due to increased demand generated from our international direct sales and marketing strategies initiated in April 2001, and the expansion of our international efforts into the Benelux region, Spain and Italy. Distributor sales for the three months ended September 30, 2002 decreased compared to the same three month period in 2001. The decrease was primarily due to decreased sales into South America, and, to a lesser extent, North America. Domestic retail sales increased during the three months ended September 30, 2002, compared to the three months ended September 30, 2001. The increase in domestic retail sales was due to the addition of 17 retail stores since September 30, 2001, 12 of which were warehouse and outlet stores which generate higher sales levels per store than our concept stores. Our international retail store sales increased during the three-months ended September 30, 2002, compared to the three months ended September 30, 2001, due to increased acceptance of our brand.

The decrease in net sales for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, marks the first quarter over comparable quarter decrease since we became a publicly traded company in June 1999. The decrease in average selling price per pair is the result of a change in product mix and our continued efforts to support our wholesale accounts in increasing demand at the retail level. In addition, given the current weak retail environment, we anticipate sales for the fourth quarter ended December 31, 2002 to be less than net sales for the same period in 2001 by between four and nine percent. The anticipated decline in fourth quarter 2002 net sales, compared to the same period in 2001, does not take into account any deterioration of the ongoing west coast port negotiations between the International Longshore and Warehouse Union and the Pacific Maritime Association.

In September 2002, we signed our second licensing agreement. Under this agreement, Advance Group Inc., will create quality and stylish timepieces using the Skechers Sport logo and colors in a manner consistent with the our lifestyle image. The watches will be available beginning second quarter 2003 in leading department stores, specialty stores and catalogs. We continuously review licensing opportunities, however, we are very selective in granting any use of our name or logos for such licensed products.

Gross Profit

Gross profit for the three months ended September 30, 2002 was $108.8 million, compared to gross profit of $122.6 million for the three months ended September 30, 2001. Gross profit as a percentage of net sales was 41.7% during the three months ended September 30, 2002, compared to 42.6% for the three months ended September 30, 2001. The decrease in gross profit as a percent of net sales was due to continued price concessions granted to our domestic wholesale accounts and reduced margins at our company owned retail stores, primarily due to the shift in volume from higher margin concept stores to other retail formats.

As a result of the ten-day west coast port lockout, in particular the Port of Long Beach, in early October 2002, and the subsequent delays in clearing the backlog of cargo containers, we initiated alternatives to ensure the timely arrival of certain of our products. The measures initiated include, the routing of product through east coast ports and through the port in Vancouver, Canada, and, when warranted, the shipping of product via air freight from the factory. These measures, particularly the air freight initiatives, have increased our freight costs, including the transport costs from non-western United States ports, and as a result we expect our gross margins to be adversely effected by approximately 100 to 200 basis points during the fourth quarter ended December 31, 2002, when compared to gross margins during the third quarter ended September 30, 2002. The anticipated decline in gross margin does not factor in additional delays (or stoppages) that may arise out of the ongoing negotiations between the International Longshore and Warehouse Union and the Pacific Maritime Association.

Selling Expenses

Selling expenses for the three months ended September 30, 2002 were $32.6 million, an $8.2 million decrease from selling expenses of $40.8 million during the three months ended September 30, 2001. Selling expenses as a percentage of net sales decreased to 12.5% during the three months ended September 30, 2002, compared to 14.2% in the same period in 2001. The decrease in selling costs were primarily due to decreased advertising costs which were 10.5% of net sales during the three months ended September 30, 2002 compared to 11.3% during the three months ended September 30, 2001, and, the elimination of catalog costs associated with our mail order operations that were discontinued in September 2001.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2002 were $52.2 million, a decrease of $7.7 million or 12.8%, compared to general and administrative expenses of $59.9 million during the three months ended September 30, 2001. General and administrative expenses as a percentage of net sales decreased to 20.0% during the three months ended September 30, 2002, compared to 20.8% during the three months ended September 30, 2001. The decrease in general and administrative expenses was due to reduced temporary help costs at our distribution facility, the elimination of outside processing and shipping costs associated with our mail order operations, that were discontinued in September 2001, and, to a lesser extent, office supplies, all of which were offset by increased rent and depreciation associated with the added retail stores, product showrooms and international facilities.

We are currently establishing our first internally managed international distribution facility in Leige, Belgium, through our subsidiary Skechers EDC SPRL located in Belgium, and anticipate the facility becoming operational in the first quarter of 2003.

Interest Expense

Interest expense decreased to $2.0 million for the three months ended September 30, 2002, from $4.2 million for the three months ended September 30, 2001. The decrease in interest expense was due to interest rate reductions on our open purchase agreements with our foreign manufacturers, payoff of our term loan in the fourth quarter of 2001, and payoff of our line of credit facility, whose interest rate was tied to the prime rate of interest, with proceeds from the issuance of our 4.50% notes.

Other Net

Other net consist of primarily of foreign exchange rate losses for the three months ended September 30, 2002

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the three months ended September 30, 2002 was 35.3% compared to 37.3% for the three months ended September 30, 2001. The decrease in the effective tax rate is due to changes in our projections of income in differing tax jurisdictions as a result of international expansion.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

Net Sales

Net sales for the nine months ended September 30, 2002 increased $16.5 million or 2.2% to $762.7 million from $746.3 million for the nine months ended September 30, 2001. Domestic wholesale net sales decreased slightly during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decrease in domestic sales was due to reduced sales within our men's and women's product lines offset by increases in our kids' lines and to a lesser extent sales from our 4-Wheelers line launched in the third quarter of 2001. International wholesale net sales increased significantly during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to our direct selling and marketing efforts being in place the entire nine months ended September 30, 2002, compared to only six months in 2001, and to the expansion into new regions including Italy and Spain. Distributor sales decreased during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decrease was due to reduced sales into South America, Asia and the Pacific Rim regions. Domestic retail sales increased during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase was due to the increase in the number of stores, 17 since September 30, 2001, with a majority of them being warehouse or outlet stores, which have higher sales levels than our concept stores. International retail sales increased during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase in international retail sales was due to the international stores being open the entire nine months ended September 30, 2002 compared to only a portion of the nine months ended September 30, 2001.

Gross Profit

Gross profit for the nine months ended September 30, 2002 was $317.1 million compared to $321.1 million for the nine months ended September 30, 2001. Gross margin as a percentage of net sales was 41.6% during the nine months ended September 30, 2002 compared to 43.0% during the nine months ended September 30, 2001. The decrease in gross margin was due to continued support of our retail accounts in the form of discounts and allowances and lower margins at our retail stores due to price reductions to stimulate sales within the warehouse and outlet stores.

Selling Expenses

Selling expenses for the nine months ended September 30, 2002 decreased $13.2 million or 15.3% to $72.6 million compared to $85.8 million for the nine months ended September 30, 2001. Selling expenses as a percentage of net sales decreased to 9.5% during the nine months ended September 30, 2002, compared to 11.5% during the same nine month period in 2001. The decrease in selling expenses during the nine months ended September 30, 2002, when compared to the same nine month period in 2001, was due to reduced advertising and trade show expenses, and the elimination of catalog costs associated with our mail order operations that were discontinued. Advertising expenses as a percentage of net sales were 7.6% during the nine months ended September 30, 2002, compared to 9.0% for the nine months ended September 30, 2001. We continually adjust our marketing and advertising expenditures based on projected sales levels.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2002 decreased $2.2 million to $150.7 million compared to $152.9 million for the nine months ended September 30, 2001. General and administrative expenses as a percent of net sales decreased to 19.8% compared to 20.5% for the nine months ended September 30, 2001. General and administrative expenses decreased due to reduced temporary help costs at our distribution facility, reduced outside processing and shipping costs associated with our mail order operations discontinued in September 2001, and reduced office supplies, offset by increased rent and depreciation associated with the addition of 17 new retail stores added since September 30, 2001 and additional administrative facilities and showrooms associated with our international subsidiaries.

Interest Expense

Interest expense for the nine months ended September 30, 2002 was $6.6 million compared to $11.4 million for the nine months ended September 30, 2001. The decrease in interest expense is due to (i) the pay down of our line of credit facility, whose interest rate is tied to the prime rate of interest which has decreased since January 1, 2001, with a portion of the proceeds from the issuance of our 4.50%

subordinated notes, (ii) reduced interest charges on open purchased agreements with our international manufacturers, and (iii) the elimination of our term debt in the fourth quarter ended December 31, 2001.

Other Income, Net

Other income, net for the nine months ended September 30, 2002 was $246,000 compared to $1.5 million for the nine months ended September 30, 2001. The decrease was due to reduced rent revenue from the leasing of office space and reduced litigation settlements.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the nine-months ended September 30, 2002 was 36.7% compared to 37.8% for the nine months ended September 30, 2001. The decrease in the effective tax rate is due to changes in our projections of income in differing tax jurisdictions as a result of our international expansion.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2002 was $296.4 million, an increase of $156.4 million from $140.0 million at December 31, 2001. The increase in working capital was primarily due to the elimination of our short-term borrowings with a portion of the proceeds from the issuance of long term convertible subordinated notes in April 2002, and to a lesser extent increases in trade accounts receivable.

Net cash provided by operating activities for the nine months ended September 30, 2002 was approximately $93.7 million, compared to cash used in operating activities of $8.4 million for the nine months ended September 30, 2001. The increase in cash provided by operating activities was due to reduced inventory levels, increased net earnings, and reduced prepaid expenses and other current assets, offset by decreased accounts payable.

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2002, compared to $25.0 million for the nine months ended September 30, 2001. The decrease was due to reduced capital expenditures requirements resulting from fewer retail store openings in 2002 than in 2001, and prior year investing activities including the acquisition of real properties in Manhattan Beach, California.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $5.7 million, compared to $39.6 million for the nine months ended September 30, 2001. The decrease in cash provided by financing activities was due the reduction of net financing derived from our short-term borrowings offset by the proceeds from the issuance of the convertible subordinated notes.

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

In July 2002, we renegotiated our line of credit facility, which now provides for borrowings of up to $200.0 million, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $118.6 million of availability as of September 30, 2002) with the CIT Group, as agents for the lenders. At September 30, 2002, no amounts were outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (4.75% at September 30, 2002) minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2003. The revolving line of credit provides a sub-limit for letters of credit of up to $30.0 million to finance our foreign purchases of merchandise inventory. As of September 30, 2002, we had approximately $9.3 million of letters of credit under the revolving line of credit. The credit facility provides that stockholders’ equity shall not decrease by more than 20% in any calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if we are in default of any provision of the agreement. We were in compliance with these covenants as of September 30, 2002.

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

Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances that are both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay, and disputed and returned items. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. Gross trade accounts receivable balance was $130.6 million and total allowances for bad debts, returns, and chargebacks were $7.8 million September 30, 2002.

Inventory adjustments. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory based on prior sales and net realizable value. The likelihood of any material inventory write-down is dependent primarily on consumer demand and competitor product offerings. Inventories were stated at $129.7 million at September 30, 2002.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the nine months ending September 30, 2002, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RISK FACTORS

In addition to other information in this Form 10-Q, the following factors should be considered in evaluating us and our business risk.

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

         Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy and in particular retail spending, our net sales for 2001 were lower than anticipated. This lower level of sales adversely affected our operating results for 2001 and could continue to do so in 2002 and beyond.

Economic, political, military or other events in a country where we make significant sales or have significant operations could interfere with our success or operations there and harm our business.

         We market and sell our products and services throughout the world. The September 11, 2001 attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and military action taken or contemplated by the United States and other nations may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

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

Our ability to ship footwear to our customers in the fourth quarter of 2002 could be delayed by a labor lockout that has impaired, and may continue to impair, the delivery of footwear from manufacturers to our distribution center, which may impact our quarterly revenues and operating results in 2002 and 2003.

         On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed for ten days as contract negotiations between dockworkers and shipping companies broke off due to managements’ lock out of the dockworkers. On October 9, 2002, the President of the United States signed an order under the Taft-Hartley Act to reopen the ports and put a moratorium on the labor dispute for 60 days. Certain of the containers that were to be received at our distribution center in Ontario, California remained either at ports or on shipping vessels in the Pacific Ocean. By the middle of October 2002, our inventory began to be released for delivery to our Ontario distribution center. As a result of the ten-day shut down and subsequent shipping delays, we initiated alternatives to ensure the timely arrival of certain of our products, including the routing of footwear through east coast ports and the port in Vancouver, Canada, and, when warranted, the shipment of footwear via air freight from our manufacturers. Our operating results for the fourth quarter of 2002 will be adversely affected by the shut down and shipping delays that led to increased freight costs which we expect to result in lower gross margins for the quarter ended December 31, 2002 when compared to the quarter ended September 30, 2002. The anticipated decline in gross margins for the fourth quarter of 2002 does not factor in additional work stoppages or shipping delays that may arise if the labor dispute between dockworkers and shipping companies has not been settled when the 60-day moratorium ends, which could also have an adverse impact on our operating results for 2003.

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

A decline in economic conditions or a natural disaster in California could increase our operating expenses or adversely affect our sales revenue.

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

         As of November 11, 2002, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 77.3% of the outstanding shares of our Class B common stock and members of Mr. Greenberg’s immediate family beneficially owned the remainder of the outstanding shares of our Class B common stock. The holders of shares of our Class A common stock and Class B common stock have identical rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of November 11, 2002, Mr. Greenberg held approximately 70.6% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 91.4% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common stock. The differential in the voting rights may adversely affect the value of our Class A common stock to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common stock to have value.

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

Interest rate fluctuations. At September 30, 2002, no amounts were outstanding that were subject to changes in interest rates, however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing of this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)  Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5. OTHER INFORMATION — Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

(a)	Exhibits —

Exhibit 99.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A, INC.

Dated: November 13, 2002	/s/ David Weinberg David Weinberg Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert Greenberg, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Skechers U.S.A., Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert Greenberg

Robert Greenberg Chief Executive Officer

CERTIFICATIONS

I, David Weinberg, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Skechers U.S.A., Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ David Weinberg

David Weinberg Executive Vice President and Chief Financial Officer