Form 10-K
period 2002-12-31
SKECHERS USA INC
filed 2003-03-31
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER: 001-14429

SKECHERS U.S.A., INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) 228 MANHATTAN BEACH BLVD. MANHATTAN BEACH, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	95-4376145 (I.R.S. EMPLOYER IDENTIFICATION NO.) 90266 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS Class A Common Stock, $0.001 par value	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

      As of March 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $123 million based upon the closing price of $6.64 of the Class A Common Stock on the New York Stock Exchange on such date.

      The number of shares of Class A Common Stock outstanding as of March 28, 2003 was 18,570,018.

     The number of shares of Class B Common Stock outstanding as of March 28, 2003 was 19,206,561.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2003 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1. BUSINESS

     Certain information contained in this report constitutes forward-looking statements which involve risks and uncertainties including, but not limited to, information with regard to our plans to increase the number of retail locations and styles of footwear, the maintenance of customer accounts and expansion of business with such accounts, the successful implementation of our strategies, future growth and growth rates and future increases in net sales, expenses, capital expenditures and net earnings. The words “believes,” “anticipates,” “plans,” “expects,” “endeavors,” “may,” “will,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Report.

      We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Our Internet website address is www.skechers.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). You can learn more about us by reviewing such filings on our website or at the SEC’s website at www.sec.gov.

GENERAL

     We design and market a collection of Skechers-branded contemporary footwear for men, women and children as well as a designer line for women branded separately to appeal to a unique audience. Our footwear reflects a combination of style, quality and value that appeals to a broad range of customers. Our shoes are sold through a wide range of department stores and leading specialty stores, a growing network of our own retail stores, and our e-commerce Web site. Our objective is to profitably grow our operations worldwide while leveraging our brand, one of the most recognized names in the footwear industry, through its strong product lines, innovative advertising and diversified distribution channels.

     We seek to offer consumers a vast array of fashionable footwear that satisfies their active, casual, dress casual and dress footwear needs. Our product line currently consists of over 1,500 current styles that are organized in 11 distinct collections. Our core consumers are style-conscious 12- to 24-year-old men and women attracted to our youthful brand image and fashion forward designs. Over the last several years, we have introduced and expanded several footwear lines that have broadened our customer base, including Somethin’ Else from Skechers for juniors, the designer line Michelle K for style-savvy women, and the category Skechers Comfort for men. Many of our best-selling and core styles are developed specifically for children with colors and materials that reflect a playful image appropriate for this demographic.

     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted the Skechers brand through a comprehensive marketing campaign. In 2002, we developed image-oriented lifestyle ads for print and television that we believe resulted in a higher level of recognition of the Skechers brand across a variety of footwear categories. As part of this strategy, we incorporated celebrity endorsees Britney Spears, Rick Fox, and Robert Downey Jr. into our print and marketing campaigns. The strategy focuses on print advertisements in targeted publications such as GQ, Details, Vogue, Elle, Elle Girl and Seventeen, and is supported by television commercials for adults and children aired on major networks and leading cable channels such as MTV, ESPN and Nickelodeon.

Product Lines

     In December 1992, we introduced our first Skechers-branded line called Skechers USA Sport Utility Footwear. Since that time, we have expanded our product offering and grown our net sales while substantially increasing the breadth and penetration of our account base. Each of our Skechers-branded product lines benefits from the Skechers reputation for contemporary and progressive styling, quality, comfort, and affordability. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated design and marketing teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.

     Skechers USA. Our Skechers USA category for men and women includes four types of footwear: (i) Casuals, (ii) Classics, (iii) Outdoor (for men only), and (iv) Comfort (for men only).

•	The Casuals category includes “black and brown” boots and shoes that generally have a rugged urban design – some with industrial-inspired fashion features. This category is defined by the heavy-lugged outsole and value-oriented materials employed in the uppers. We design and price this category to appeal primarily to young persons with broad acceptance across age groups. Suggested retail price points range from $45.00 to $70.00 for this category.

•	The Classics category of boots and shoes employ softer outsoles, which are often constructed of polyvinyl carbon (“PVC”). The more refined design of this footwear utilizes better grades of leather and linings. Designs are sportier than the Casuals category and feature oxfords, wingtips, monk straps, demi-boots and boots. Suggested retail price points range from $50.00 to $75.00 for this category.

•	Our Outdoor styles for men primarily consist of hiker-influenced constructions that include boots and shoes. While this category includes many technical performance features, we market it primarily on the basis of style and comfort. However, many of the technical performance features in the Outdoor category contribute to the level of comfort this footwear provides. Outsoles generally consist of molded and contoured hardened rubber. Many designs include gussetted tongues to prevent penetration of water and debris, as well as cushioned mid-soles, motion control devices such as heel cups, water-resistant or water-proof construction and materials, and more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers. Suggested retail price points range from $45.00 to $75.00 for this category.

•	Skechers Comfort is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. Skechers Comfort is intended to be available in many of the same stores that carry Skechers USA as well as additional mid-tier and better department stores. Suggested retail price points range from $50.00 to $75.00 for this category.

     Skechers Sport. Our Skechers Sport footwear for men and women includes (i) Joggers, Trail runners, Sport hikers, Terrainers, (ii) Court, and (iii) Silver Series sneakers (for men only). Our Skechers Sport category is distinguished by its technical performance-inspired looks; generally, however, we do not promote the technical performance features of these shoes.

•	Our Jogger, Trail runner, Sport hiker and cross trainer-inspired Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, and phylon and other synthetic outsoles, as well as leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with pop colors in addition to the traditional athletic white. The Jogger, Trail runner, Sport hiker and Terrainer styles are marketed through athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $40.00 to $70.00 for this category.

•	The Court category is inspired from classic court shoes and includes technical features, but is not meant to be a performance shoe line. The court shoes feature lightweight constructions that include polyurethane and phylon midsoles, rubber low-profile outsoles, and heel airbag inserts for additional comfort and performance. The uppers are mostly mid-cut with some low tops, and constructed with better quality smooth, full-grain and tumbled leathers, typically in white. The court styles are marketed through athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $40.00 to $70.00 for this category.

•	The Skechers Sport Silver Series incorporates retro influences, lower profiles, simple styling, and classic details in a collection of sneakers. With groupings that are designed for everyday casual and casual work or school attire, the sneakers come in a variety of bright colors as well as basics. The uppers are designed in leather, suede and/or mesh. The Silver Series is marketed through department stores, and specialty and athletic retailers. Suggested retail price points range from $40.00 to $60.00 for this category.

     Skechers Collection. The Skechers Collection line features stylish (i) dress casual and dress and (ii) EuroSport shoes for the young fashion-forward male consumer. In addition to basic “essential” styles, this category is comprised of more sophisticated designs influenced, in part, by prevailing trends in Italy and other European countries. Given the look, style and quality, this footwear is primarily sourced from Italy. We promoted Skechers Collection with advertising campaigns featuring Rick Fox and Robert Downey, Jr. in 2002, and Matt Dillon and Rob Lowe in 2001.

•	Our dress and dress casuals include classic tailored and fashion-forward square, round and pointed lasts in a variety of styles, such as bicycle toes, monk straps, wingtips, oxfords, cap toes, demi-boots and boots. The outsoles project a sleeker profile and can be either leather or man-made. The uppers are high-quality leathers including glossy, “box,” and aniline. Suggested retail price points range from $70.00 to $155.00 for this category.

•	Inspired by the latest in European fashion, EuroSport blends classic dress casual styling with European sport fashions to create a versatile and comfortable casual shoe. Marked by details and unique styling, the EuroSport collection features high-quality leathers and suede in multiple colorations, and sport-inspired rubber outsoles. Suggested retail price points range from $65.00 to $100.00 for this category.

     Skechers Kids. The Skechers Kids line features a range of products including boots, shoes and sneakers. Comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, the line offers the younger set the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image we have established in the children’s footwear market. Skechers Kids includes variations on Skechers Sport, Skechers USA, Skechers Collection, Skechers Retros, Skechers Active and Somethin’ Else from Skechers adult shoes. Unique to Skechers Kids, S-Lights is a line of lighted footwear, which combine a sequence of patterns and lights on the outsole and other areas of the shoes. Skechers Kids is available in department stores, specialty and athletic stores. Our children’s footwear is offered at retail prices ranging from $20.00 to $50.00.

     Somethin’ Else from Skechers. Targeted toward 12- to 25-year-old trend-savvy females, Somethin’ Else from Skechers focuses on current fashions with an array of stylish shoes, boots and sandals. With a growing offering of styles that includes flats, heeled boots, clogs and sport-influenced looks, the line is designed to meet junior consumers’ needs – from school to work to weekends to the prom – and is a complementary line for juniors who already wear Skechers USA and Skechers Sport. Many styles are made from more affordable materials such as man-made leather, offering more young consumers the opportunity to buy trend-right shoes at affordable prices. This line is typically retailed through department and specialty stores. Suggested retail price points range from $20.00 to $70.00 for this category.

     Michelle K. Targeted toward stylish 18- to 34-year-old women, Michelle K is a signature designer line comprised of high-fashion boots, pumps and flats, as well as an expanded division of sport shoes. Head designer and visionary Michelle Kelchak derives her inspiration from her extensive travels, which is evident in her collections reflective of the latest European, Asian and American trends and fashions. Made with the finest European materials and craftsmanship, Michelle K is marked by high-grade leathers, fine detailing and design and flattering silhouettes, including sculpted heels and lower kitten heels. Most styles are crafted in Italy, Portugal and Spain, with others made in Brazil. The line is available in better department stores and boutiques. Suggested retail price points range from $75.00 to $300.00 for this category.

     4 Wheelers by Skechers. Designed for the men, women and children, 4 Wheelers by Skechers is a line of technical fashion roller skates that incorporates our most popular sneaker uppers, including the Energy and Energy II, on quality aluminum and nylon chassis and polyurethane wheels. Technical features include: full precision ABEC-1, 3 and 5 bearings, unique heel brakes for easy control, durable chassis, controllable steering, and reinforced upper. In 2002, we launched Britney 4 Wheelers, a signature Britney Spears roller skate line with an advertising campaign featuring the celebrated star. Suggested retail price points for adults range from $80.00 to $100.00, and for children from $60.00 to $75.00.

     Skechers Active. Launched in 2002, Skechers Active is a line of everyday, everywhere casual sneakers for females of all ages. Predominately a white-leather based line with bright and pastel pop colors, the line has grown to include select solid color styles and unique fabric treatments such as chrome and perforated metallic. Active sneakers are typically retailed through specialty casual shoe stores and department stores. Suggested retail price points range from $30.00 to $55.00 for this category.

     Skechers Retros. Launched in 2002, Skechers Retros are primarily high-contrast colored sneakers in leather or suede with low-profile outsoles. Retros sneakers are typically retailed through specialty casual shoe stores and department stores. Suggested retail price points range from $40.00 to $55.00 for this category.

     Skechers Work. Expanding on our heritage of cutting-edge utility footwear, Skechers Work offers a complete line of men’s and women’s oxfords, boots, trail hikers and sport athletics. Launched in 2002, the Skechers Work line includes (i) Steel Toe, (ii) Work and (iii) Slip-Resistant. Our steel toe, electrostatic-dissipative, and electrical hazard technologies respectively meet and exceed the industry’s Mark II and ANSI standards, and our slip-resistant soles meet Mark II standards. The uppers are in high-quality leather, nubuck and durabuck. Constructed on high-abrasion, long wearing soles, the line is designed for men and women with jobs that require certain safety requirements. Skechers Work is primarily marketed through business-to-business channels, but is also available direct-to-consumers and through select department and specialty stores.

•	The Skechers steel toe category of sneakers, hikers, oxfords and boots are ideal for environments requiring safety footwear or tough terrain. These durable styles feature breathable lining, oil- and abrasion-resistant outsoles and steel toe design for optimal protection, all-day comfort and prolonged durability. Some styles also offer electrical hazard, electrostatic-dissipative and water-resistant features. Suggested retail price points range from $45.00 to $110.00 for this category.

•	The Skechers Work line of boots, oxfords and hikers offer versatile features for utility-driven men without sacrificing style. Designed with an array of textured uppers and colorways, the footwear capitalizes on function and comfort – from breathable lining to contoured insoles and abrasion-resistant outsoles for prolonged wear. Suggested retail price points range from $60.00 to $100.00 for this category.

•	Ideal for the service industry, the Skechers Slip-Resistant line of boots, oxfords and sneakers offer comfort and safety in dry or wet conditions – from breathable lining to Mark II-tested slip-, oil- and abrasion-resistant outsoles for optimal safety and reliability. Electrostatic-dissipative features are also available on select styles. Suggested retail price points range from $50.00 to $75.00 for this category.

PRODUCT DESIGN AND DEVELOPMENT

     Our principal goal in product design is to generate new and exciting footwear with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design most new styles to be fashionable and marketable to the 12- to 25-year old consumer, while substantially all of our lines appeal to the broader range of 5- to 40-year old consumers, with an exclusive selection to infants and toddlers. While many of our shoes have performance features, we generally do not position our shoes in the marketplace as technical performance shoes.

     We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest trends in to stylish, quality footwear at a reasonable price. We strive to analyze, interpret and translate current and emerging lifestyle trends. Lifestyle trend information is compiled by our designers through various methods that monitor changes in culture and society, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; travel to domestic and international fashion markets to identify and confirm current trends; consultation with our retail customers for information on current retail selling trends; participation in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscription to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret our successful styles in the Skechers image.

     The footwear design process typically begins about nine months before the start of a season. Our products are designed and developed by our in-house staff. To promote innovation and brand relevance, we utilize dedicated design teams that focus on each of the men’s, women’s and children’s categories, and report to our senior design executives. In addition, we utilize outside design firms on an item-specific basis to supplement our design efforts. The design process is extremely collaborative; members of the design staff meet weekly with the heads of retail and merchandising, sales, production and sourcing to further refine our products to meet the particular needs of our markets.

     After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and decoration, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our prototype manufacturers located in Taiwan, which then forward design prototypes back to our domestic design team. Our major retail customers often also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. Our design teams can easily and quickly modify and refine a design based on customer input.

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

     We seek to use, whenever possible, manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. During 2002, we had four manufacturers that accounted for approximately 53.8% of total purchases. One manufacturer accounted for 22.7% of our total purchases during the year ended December 31, 2002. To date, we have not experienced difficulty in obtaining manufacturing services.

     We maintain an in-stock position for selected styles of footwear in order to minimize the time necessary to fill customer orders. In order to maintain an in-stock position, we place orders for selected footwear with our manufacturers prior to the time we receive customers’ orders for such footwear. In order to reduce the risk of overstocking, we seek to assess demand for our products by soliciting input from our customers and monitoring retail sell-through. In addition, we analyze historical and current sales and market data to develop internal product quantity forecasts which helps reduce inventory risks.

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

     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring is performed domestically by our in-house production department and in Asia through an approximately 179-person staff working from our offices in China and Taiwan. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convict, forced, indentured labor (as defined under U.S. law) nor child labor (as defined by the manufacturer’s country) is used in the production process, that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.

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

ADVERTISING AND MARKETING

     Our advertising and marketing goal is to maintain and enhance recognition of the Skechers brand name as a casual, active youthful brand that stands for quality, comfort and design innovation. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. We have and continue to adjust our advertising budget consistent with projected sales, which has included such avenues as magazines, television, trade shows, billboards, mall kiosks, radio spots and buses. Approximately 8% to 10% of annual net sales is dedicated to marketing Skechers footwear through advertising, promotions, public relations, trade shows and other efforts.

Advertising

     The majority of Skechers advertising is conceived and designed by our in-house team. By retaining our advertising functions in-house, we believe that we are able to maintain a greater degree of control over both the creative process and the integrity of the Skechers image, while realizing substantial savings compared to using outside agencies.

     We believe that our advertising strategies, methods and creative campaigns are directly related to our success as our advertisements promote Skechers product in edgy lifestyle settings. Our in-house advertising team has developed a comprehensive program to promote the Skechers brand through lifestyle- and image-driven advertising. While all of our advertisements feature our footwear, they generally seek to build and increase brand awareness by linking Skechers to youthful, contemporary lifestyles and attitudes rather than to market a particular footwear product. Our ads are designed with a broad approach to eliminate single categorization and to provide merchandise flexibility and facilitate the brand’s and product design’s direction of evolving footwear fashions and consumer preferences.

     To further establish Skechers as a household name, we signed endorsement agreements with celebrities we felt would reach new markets. In 2002, we signed professional basketball player and actor Rick Fox and actor Robert Downey, Jr. to contracts for separate limited term worldwide print media campaigns. We previously had similar relationships with actors Matt Dillon and Rob Lowe. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

     We use a variety of media for our national advertising. Print efforts are represented by one- and two- page ads displayed in popular fashion and lifestyle consumer publications that appeal to our target customer group, such as Elle, Details, Seventeen, GQ, People, Teen People, Rolling Stone, Vogue, and many others. Our progressive television advertisements are primarily produced in-house and air frequently on top television shows on major networks and cable channels. Different advertisements are created for each of the 5- to 11-, 12- to 24-, and 25- to 35-year-old male and female consumer groups. Our in-house media buyer strategically selects the ideal programs and geographic areas for our commercials for maximum consumer impact.

Marketing and Promotions

     By applying creative sales techniques via a broad spectrum of mediums, the marketing and promotions team seeks to build brand recognition and drive traffic to Skechers retail stores and our retail partners’ locations, serving as a catalyst for increased product sales. Skechers’ promotional strategies have encompassed in-store specials, concert promotions, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. Our imaginative promotions are consistent with Skechers’ imaging and lifestyle.

Public Relations

     Our public relations team’s objective is to garner positive and accurate press on our company, and to secure product placement in key fashion magazines and place Skechers footwear on the feet of trend-setting celebrities.

     During 2002, we received notable press coverage in numerous print publications, including a Top 10 ranking in BusinessWeek’s Top 100 Growth Companies, and Top 5 status in Footwear News’ list of 10 Most Profitable Footwear Vendors and Best-Selling Footwear Brands. We have also been featured in Investor’s Business Daily, Los Angeles Times, Wall Street Journal and Footwear News.

     We have consistently received recognition in the footwear industry for our exciting and innovative products, marketing efforts and service. In 2002, Skechers was awarded the 2001 Corporate Vendor of the Year and Children’s Vendor of the Year awards from Shoe Carnival, which applauded the Company’s 112 percent increase in sales and 105 percent increase in gross profit at the shoe chain’s stores in 2001 compared to 2000. Skechers also received the 2002 Supplier of the Year award in the footwear category from Sporting Goods Business at their annual Trendsetter Awards. The accolades are a testament to the breadth of Skechers’ impact.

     Through our commitment to aggressively promoting our design and development teams’ upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. In addition to a high-profile scene at a Skechers retail store in the hit movie About A Boy, our footwear has been prominently displayed and referenced on The Today Show, Oprah, Good Morning America, E! Style, Six Feet Under and Fastlane, among others, and has amassed an array of prominent product placements in magazines including Lucky, GQ, YM, Seventeen, Elle, InStyle and Footwear News. In addition, the Skechers brand has been associated with cutting edge events and select celebrities, and our product has been seen worn by trend-setters like Vin Diesel, Usher, Christina Ricci, Ali Landry, Daryl Hannah, and Gwen Stefani, among others.

Trade Shows

     To best showcase our diverse products to footwear buyers across the nation, we exhibited at 27 trade shows during 2002. Our dynamic, state-of-the-art trade show exhibits, which are designed by our in-house architect and feature our latest product offerings, are specially planned and built to accommodate each trade show and are enhanced with lifestyle images reflective of our brand. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, optimizing commitments and sales at the retail level. Our innovative exhibits have won numerous awards, including Best Booth Design at the World Shoe Association, February 2001 and February 2003.

Internet

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

Visual Merchandising

     Our in-house display-merchandising department supports retailers and distributors by developing point-of-purchase advertising to further promote our products in our wholesale customers’ stores and to leverage recognition of the Skechers brand name at the retail level. Our visual merchandising coordinators work with our sales department to ensure better sell-through at the retail level. Our coordinators communicate with and visit our wholesale customers on a regular basis to aid in the proper visual display of our merchandise and to distribute and display such point-of-purchase items as signage, packaging, displays, counter cards, banners, and other merchandising items. These materials mirror the look and feel of our national print advertising in order to reinforce brand image at the point-of-purchase. We believe these efforts help stimulate impulse sales and repeat purchases.

     Our merchandise personnel also work closely with our wholesale customers to ensure the optimal exposure of our products. We have concept shops in approximately 100 major accounts, which are exclusive selling areas within stores that offer our products and incorporate Skechers signage and customized fixture designs, and we have a visual presence in our major accounts, we are able to enhance brand recognition and ensure the consistent presentation of our products in our wholesale customers’ stores.

DOMESTIC SALES AND DISTRIBUTION

     Our products are sold in the United States through three primary distribution channels: to a network of wholesale accounts, in our own retail stores and, to a lesser extent, through electronic commerce on our interactive Web site. Each of these channels and the three distinct formats of our retail stores — concept stores, factory outlet stores and warehouse outlet stores — serve an integral function in the domestic distribution of our products.

Wholesale Distribution

     During fiscal 2002, we distributed our footwear to approximately 3,000 wholesale accounts in the United States. We believe that our broad product line enables us to appeal to a variety of wholesale accounts, many of whom may operate stores within the same mall or other retail locations, because retailers can select those styles of ours that best satisfy the fashion, function and price criteria of their clients. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be more fully represented in existing retail locations and new locations within each account.

     We have approximately 101 sales and 13 visual merchandise coordinators to service our wholesale accounts. In an effort to provide knowledgeable and personalized service to our wholesale accounts, the sales force is segregated into geographical regions each headed by a regional sales manager. Reporting to each regional sales manager are knowledgeable sales representatives for each of our product lines. Each of these regional sales managers and the Vice President of Sales-Children’s Division reports to our Executive Vice President, Domestic U.S. Sales, who has over 20 years of experience in the branded consumer products industry. Each of the sales staff is compensated on a salary plus commission basis with none of the representatives selling competitive products. Senior management is actively involved in selling to and maintaining relationships with our major retail accounts.

     We believe that we have developed a loyal customer base of wholesale accounts through a heightened level of customer service. We believe that our close relationships with these accounts help us to maximize their retail sell-through, maintained margins and inventory turns which in turn minimizes our inventory markdowns, customer returns, allowances and chargebacks. Our visual merchandise coordinators work with our wholesale accounts to ensure that our merchandise and point-of-purchase marketing materials are properly presented. Sales executives and merchandise personnel work closely with accounts to ensure the appropriate styles are purchased for specific accounts and for specific stores within those accounts as well as ensure that appropriate inventory levels are carried at each store. Such information is then utilized to help develop sales projections and determine the product needs of wholesale accounts. The value added services we provide our wholesale customers help us maintain strong relationships with our existing wholesale customers and attract potential new wholesale customers.

Retail Stores

     We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three-store format enables us to promote the full Skechers line in an attractive environment, appeal to a broad group of customers that are segmented by price points and manage inventory in an efficient and brand sensitive manner. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of December 31, 2002, we operated 34 concept stores, 34 factory outlet stores and 23 warehouse outlet stores in the United States. We plan to open between 20 to 25 retail stores during 2003.

•	Concept Stores. Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores serve a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offerings for the current season, providing the customer with the entire product story. The concept stores feature a cutting edge design, modern music and lighting and present an open floor design to allow customers to readily view the merchandise on display. In contrast, we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. These locations include concept stores on Times Square and 34th Street in New York City, Newbury Street in Boston and in Santa Monica’s Third Street Promenade. The stores are typically designed to create a distinctive Skechers look and feel and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues that provide rapid product feedback from customers. We believe that product sell-through information derived from our concept stores enables our sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. We strive to adjust our product and sales strategy based upon seven to 14 days of retail sales information.

The prototypical Skechers concept store is approximately 2,750 square feet although in certain selected markets we have opened concept stores as large as 7,000 square feet or as small as 1,200 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume by neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to these malls. We opened five new domestic concept stores in each of 2001 and 2002.

•	Factory Outlet Stores. Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. Skechers factory outlet stores range in size from approximately 1,900 to 6,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points generally of $60.00 or lower. We opened 11 new factory outlet stores during 2001 and five new factory outlet stores during 2002.

•	Warehouse Outlet Stores. Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers warehouse outlet stores range in size from approximately 5,600 to 14,800 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, thus compromising the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our other retail stores in order to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened 10 new warehouse outlet stores during 2001 and three new warehouse outlet stores during 2002.

     Electronic Commerce. Our electronic commerce sales represented less than 1.0% of total net sales for each of 2001 and 2002. Our website, www.skechers.com, is a virtual storefront that promotes the Skechers brand name. Designed as a customer center, our website showcases our products in an easy-to-navigate format, allowing customers to see and purchase our footwear. This virtual store has become a successful additional retail distribution channel, has improved customer service and is a fun and entertaining alternative-shopping environment.

INTERNATIONAL OPERATIONS

     We market our products in countries and territories throughout the world. We generate revenues from outside the United States from four principal sources: (1) sales of our footwear to foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories, (2) in France, Germany, Spain, Italy, Portugal, Austria, the Benelux Region and the United Kingdom, we sell footwear directly to department stores and specialty retail stores and (3) in France, Germany, the United Kingdom, and Canada through retail stores that we own and operate and (4) to a lesser extent, royalties from licensees who manufacture and distribute our products outside the United States.

     We believe that international distribution of our products represents a significant opportunity to increase revenues and profits. We established subsidiaries in Spain, Belgium and Canada during 2002, and our products are sold in more than 100 countries and territories around the world. We intend to further increase our share of the international footwear market by heightening our marketing presence in those countries through our international advertising campaigns, which are designed to establish Skechers as a global brand synonymous with casual shoes.

Europe

     We have historically sold our footwear to selected wholesale customers in Europe through our foreign distributors. In 2001, we began expanding our European operations to directly sell our footwear to certain wholesale accounts and retail stores in Europe in an effort to increase profit margins and more effectively market and promote the Skechers brand name. By the end of 2002, we had organized Skechers U.S.A. Ltd., with its offices in London, England, Skechers S.a.r.l., with its offices in Lausanne, Switzerland, Skechers U.S.A. France SAS with its offices in Paris, France, Skechers U.S.A. Deutschland GmbH with its offices in Dietzenbach, Germany, Skechers USA Iberia, with its offices in Madrid, Spain, and Skechers USA Benelux B.V. with its offices in Waalwijk, the Netherlands. Each of these subsidiaries was formed to establish direct control over wholesale distribution, merchandising, and marketing of our products in their respective countries of organization, as well as certain surrounding countries.

     In February 2003, we established Skechers USA Italia S.r.l. and in March we leased an administrative office in Verona to support our direct selling efforts in that region.

     In 2001, we utilized a third party contract warehouse located in Belgium to distribute our footwear to our customers and retail stores in France, Germany and the United Kingdom. During 2002, we established Skechers EDC SPRL, and in August 2002, we entered into a lease agreement for an approximately 240,000 square foot distribution center in Liege, Belgium. The distribution center will provide product to our subsidiaries and retail stores throughout Europe. We began shipping product out of the Liege, Belgium distribution center in December 2002.

Canada

     In November 2002, we established our subsidiary Skechers USA Canada and opened our first Canadian flagship store in Toronto’s Eaton Centre. In January 2003, Skechers USA Canada assumed, from our Canadian distributor, distribution, merchandising, and marketing of our product in Canada. Product sold in Canada is primarily sourced from our distribution center in Ontario, California, USA. We anticipate opening an administrative office and showroom in the Toronto region to support our direct selling efforts during the first quarter ending March 31, 2003.

Asia

     In Japan, through an agreement with our Japanese distributor Achilles Corporation, we have opened two flagship retail stores, one in Kichijuoji opened in December 2001 and one in Osaka opened in March 2002. Achilles Corporation is responsible for the store’s operations and selecting a broad collection of our products to sell to Japanese consumers. In order to maintain a globally consistent image, we provided architectural, graphic and visual guidance and materials for the design of the store, and we trained the local staff on our products and corporate culture. We intend to expand our international presence and global recognition of the Skechers brand name in Asia by continuing to sell our footwear to foreign distributors and opening flagship retail stores with distributors that have local market expertise.

LICENSING

     We believe that selective licensing of the Skechers brand name to non-footwear-related manufacturers may broaden and enhance the Skechers brand image without requiring significant capital investments or additional incremental operating expenses by us. Our diverse group of products presents many potential licensing opportunities on terms with licensees that we believe will provide more effective manufacturing, distribution or marketing of products such as accessories, backpacks and children’s clothing than could be achieved in-house; however, we intend to be selective in granting any use of the Skechers brand name for such licensed products. We believe that the strength of the Skechers brand name and the size of our business will enable us to attract premier licensing partners with a proven track record of brand sensitivity.

     During 2002, we entered into the following three primary licensing arrangements within the apparel and accessories sectors:

1.	Socks and hosiery sector. In June 2002, we entered into an agreement with Renfro Corporation to be our licensee for hosiery in the United States. Under this arrangement, Renfro Corporation will create quality and stylish men and women’s sport, casual and fashion hosiery. Product is expected to be available in department stores and specialty retailers in late Spring 2003.

2.	Watch sector. In October 2002, we entered into an agreement with Advance Group Inc. to be our licensee for a Skechers Sport line of sport-related men and women’s watches in the United States and Canada. The watches are expected to be available in leading department stores, specialty stores and catalogs during the second quarter ending June 30, 2003.

3.	Children’s apparel sector. In December 2002, we entered into an agreement with Kids’ Headquarters to design and distribute children’s tops and bottoms in denim, woven and knit materials, as well as coordinating outerwear and headwear using select Skechers logo’s in the United States. The apparel is expected to be available through department stores and specialty stores in time for the 2003 Back-to-School selling season.

     In March 2003, we signed a license agreement with Garson International for Skechers Collection-branded outerwear, including men’s jackets and coats in leather, suede, and cloth materials. The product is expected to be available in major department stores and specialty stores in late 2003. We continue to review potential domestic licensing arrangements and hope to announce additional agreements during 2003.

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

DISTRIBUTION

     We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes and are shipped either to (1) our approximately 1.4 million square feet of internally managed distribution center located in Ontario, California, (2) to our approximately 240,000 square foot distribution center located in Liege, Belgium, which began shipping in December 2002 to our European customers and retail stores, or (3) directly from third party manufacturers to our other international customers. Upon receipt at the central distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to the customer by whatever means the customer requests, which is usually by common carrier. The central distribution centers have multi-access docks, enabling us to receive and ship simultaneously and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and includes direct billing and shipping information.

     The following table sets forth a summary of our distribution facilities:

ADDRESS	STATUS	SQUARE FOOTAGE

Avenue du parc Industriel, Liege, Belgium	Leased since July 2002	241,700
4100 East Mission Blvd., Ontario, CA	Leased since June 2001	763,300
1670 Champagne Avenue, Ontario, CA	Owned since October 2000	263,700
1661 South Vintage Avenue, Ontario, CA	Leased since November 1997	127,800
1777 South Vintage Avenue, Ontario, CA	Leased since November 1997	284,600

		1,681,100	(1)

(1)	Excludes 285,600 square feet located at 5725 East Jurupa Street that we leased in April 1998 and occupied until we subleased the facility in June 2001.

     We believe that we have the capacity at our Ontario distribution center to increase our current operations to meet any future growth, and if we should ever need to expand our distribution facilities to allow for further growth, we believe there is presently enough space available in close proximity that leads us to believe leasing or purchasing additional property will not be a problem in the foreseeable future.

     Our lease agreement for our Liege, Belgium distribution center provides for first right of refusal on three remaining facilities planned for development, allowing for expansion of up to approximately 967,000 square feet. We believe that the capacity available to us within our lease agreement will allow for further grow of our international operations.

BACKLOG

     As of December 31, 2002, our backlog was $205.0 million, compared to $222.2 million as of December 31, 2001. While backlog orders are subject to cancellation by customers, we have not experienced significant cancellation of orders in the past and we expect that substantially all the orders will be shipped in 2002. However, for a variety of reasons, including the timing of shipments, product mix of customer orders, the amount of in-season orders, a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period.

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

     The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States of America. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time, we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Skechers brand, result in the shift of consumer preferences away from us and generally have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions, Steven Madden, Ltd. and Wolverine World Wide, Inc. Our athletic shoes compete with brands of athletic footwear offered by companies such as Nike, Inc., Reebok International Ltd., Adidas-Salomon AG and New Balance. Our children’s shoes compete with brands of children’s footwear offered by The Stride Rite Corporation. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than us. We cannot assure you that we will be able to compete successfully against present or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of February 28, 2003, we employed 2,521 persons, 1,385 of which were employed on a full-time basis and 1,136 of which were employed on a part-time basis. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We offer our employees a discount on Skechers merchandise to encourage enthusiasm for our products and loyalty to Skechers.

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

OUR BUSINESS MAY BE NEGATIVELY IMPACTED AS A RESULT OF CHANGES IN THE ECONOMY.

     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy, our net sales for 2002 were lower than anticipated. This lower level of sales adversely affected our operating results for 2002 and could continue to do so in 2003 and beyond.

ECONOMIC, POLITICAL, MILITARY OR OTHER EVENTS IN THE UNITED STATES OR IN A COUNTRY WHERE WE MAKE SIGNIFICANT SALES OR HAVE SIGNIFICANT OPERATIONS COULD INTERFERE WITH OUR SUCCESS OR OPERATIONS THERE AND HARM OUR BUSINESS.

     We market and sell our products and services throughout the world. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action, or possible military action, taken by the United States and other nations, in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

WE DEPEND UPON A RELATIVELY SMALL GROUP OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES.

     During 2002, our net sales to our five largest customers accounted for approximately 25.4% of total net sales. No one customer accounted for 10.0% or more of our net sales during 2002. As of December 31, 2002, no one customer accounted for more than 10% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivables of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer, or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

OUR OPERATING RESULTS COULD BE NEGATIVELY IMPACTED IF OUR SALES ARE CONCENTRATED IN ANY ONE STYLE OR GROUP OF STYLES.

     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to hedge this risk by offering a broad range of products, and no style comprised over 5.0% of our gross wholesale sales for the years ended December 31, 2001 or 2002. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

WE RELY ON INDEPENDENT CONTRACT MANUFACTURERS AND, AS A RESULT, ARE EXPOSED TO POTENTIAL DISRUPTIONS IN PRODUCT SUPPLY.

     Our footwear products are currently manufactured by independent contract manufacturers. During 2002, the top four manufacturers of our manufactured products produced approximately 53.8% of our total purchases. One manufacturer accounted for 22.7% of total purchases for the year ended December 31, 2002 and no one manufacturer accounted for more than 20% of total purchases for the year ended December 31, 2001. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

     Substantially all of our net sales during 2002 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, the Philippines and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:

•	political and social unrest, including the anticipated war with Iraq;

•	changing economic conditions;

•	international political tension and terrorism;

•	work stoppages;

•	transportation delays;

•	loss or damage to products in transit;

•	expropriation;

•	nationalization;

•	the imposition of tariffs and trade duties both international and domestically;

•	import and export controls and other nontariff barriers;

•	exposure to different legal standards (particularly with respect to intellectual property);

•	compliance with foreign laws; and

•	changes in domestic and foreign governmental policies.

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

OUR PLANNED EXPANSION INVOLVES A NUMBER OF RISKS THAT COULD PREVENT OR DELAY ANY SUCCESSFUL OPENING OF NEW STORES AS WELL AS IMPACT THE PERFORMANCE OF OUR EXISTING STORES.

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

     In addition, some or a substantial number of new stores could be opened in regions of the United States in which we currently have few or no stores. Any expansion into new markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations. In addition, to the extent that any new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

MANY OF OUR RETAIL STORES DEPEND HEAVILY ON THE CUSTOMER TRAFFIC GENERATED BY SHOPPING AND FACTORY OUTLET MALLS OR BY TOURISM.

     Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations in the malls and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our concept stores occupy street locations which are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from the September 11, 2001 terrorist attacks, the anticipated war with Iraq,a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our operating results.

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

     We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our Skechers® and S Design® trademarks to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable.

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

     As of December 31, 2002, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 77.1% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2002, Mr. Greenberg held approximately 70.4% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 91.3% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

ITEM 2. PROPERTIES

     Our corporate headquarters and additional administrative offices are located at five premises in Manhattan Beach, California, and consist of an aggregate of approximately 110,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The leased property expires between June 2003 and February 2008, with options to extend in some cases, the current aggregate annual rent for the leased property is approximately $1.2 million.

     Our U.S. distribution center consists of four facilities located in Ontario, California. The three leased facilities aggregate approximately 1,176,000 square feet, with an annual base rental of approximately $4.0 million. The leased property expires between July 2005 and May 2011, and contains rent escalation provisions. The owned distribution facility is approximately 264,000 square feet.

     In December 2002, we began to ship product from our internally managed approximately 240,000 square foot distribution center in Liege, Belgium. The facility is leased under a 25-year operating lease for approximately $950,000 base rent per year. The lease agreement provides for first right of refusal on three facilities planned for development, allowing for expansion of up to approximately 967,000 square feet. We believe that the capacity available to us within our lease agreement should allow for further growth of our international operations. The lease agreement also provides for early termination at five year intervals beginning in year five, pending notification as prescribed in the lease.

     All of our retail stores and showrooms are leased with terms expiring between June 2003 and January 2013. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses or fluctuations in the consumer price index in the relevant geographical area, and in some cases a percentage of the store’s gross sales in excess of the base annual rent. Total rent expenses related to our retail stores and showrooms was $13.1 million for the year ended December 31, 2002.

     We also lease all of our international administrative offices, retail stores and showrooms located in Canada, France, Germany, Switzerland, Spain, the Netherlands, and the United Kingdom. The leased properties expire at various dates between July 2003 and November 2017. Total rent for the leased properties aggregated approximately $2.1 million during 2002.

ITEM 3. LEGAL PROCEEDINGS

     On October 28, 2002, Skechers settled the lawsuit captioned RAYMOND MEIER v. SKECHERS USA, INC. that had been filed in the United States District Court for the Southern District of New York (Case No. 02 CV 4139). The settlement is final and the terms are confidential. The obligations assumed will not have a material effect on Skechers’ financial position or results of operations.

     On December 13, 2002, Skechers finalized the settlement of various lawsuits pending between Skechers and Heeling Sports Limited and Heeling Management Corporation in the United States District Court for the Central District of California (Case No. 02-1906NM) and the United States District Court for the Eastern District of Texas (Civil Action Nos. 4:02cv101; 4:02cv169). The settlement is final and the terms are confidential. The obligations assumed will not have a material effect on Skechers’ financial position or results of operations.

     On November 7, 2002, Fortune Dynamic asserted counterclaims against Skechers in an action captioned SKECHERS USA, INC. et al. v. STEVEN MADDEN LTD., RSV SPORT INC. and FORTUNE DYNAMIC, INC. that Skechers had commenced in the United States District Court for the Central District of California (Case No. 02-07766 PA) asserting claims for, inter alia, patent infringement, dilution and unfair competition. Fortune Dynamics’ counterclaims allege violations of the federal antitrust laws, breach of contract, interference with economic relations and unfair competition. The counterclaims seek, inter alia, compensatory, treble and punitive damages, as well as injunctive relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted by Fortune Dynamic and intends to defend against those claims vigorously. Further, Skechers does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932) asserting similar claims and seeking similar relief on behalf of assistant managers. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted in both class actions and intends to defend against those claims vigorously. Further, Skechers does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

     On December 23, 2002, a complaint captioned BRITNEY BRANDS, INC. v. SKECHERS USA, INC. was filed against Skechers in the United States District Court for the Central District of California (Case No. 02-9774 AHM). The complaint, as amended, alleges breach of contract, fraud, trademark infringement, false impression of association, trademark dilution, unfair competition and related claims against Skechers in connection with a merchandising license agreement entered into between the parties relating to Skechers’ line of Britney 4 Wheelers skates. The lawsuit seeks, inter alia, compensatory and punitive damages, imposition of a constructive trust, an accounting and declaratory relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted by Britney Brands and intends to defend against those claims vigorously. Skechers has also asserted counterclaims against Britney Brands. Further, Skechers does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

     On February 6, 2003, a complaint captioned ADIDAS AMERICA, INC. and ADIDAS-SALOMON AG v. SKECHERS USA, INC. et al. was filed against Skechers in the United States District Court for the District of Oregon (Case No. CV 03-170 KI). The complaint alleges claims for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising out of Skechers’ alleged use of marks confusingly similar to Adidas’ three stripe mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, as well as injunctive relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted by Adidas and intends to defend against those claims vigorously. Skechers also intends to assert counterclaims against Adidas. Further, Skechers does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

     On March 25, 2003, a class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). The complaint alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

     We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, final condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Skechers held its annual meeting of stockholders on May 31, 2002. Of 228,184,775 votes eligible to be cast, 227,917,504 votes were returned, or 99.9%, formulating a quorum, and at the stockholders’ meeting, the following proposals were adopted by the margins indicated.

     Proposal No. 1 – To elect two members to the Board of Directors to serve for a three-year term as Class III Directors.

	Number of Votes

Director	For	Against

Richard Siskind	227,782,846	135,258
Geyer Kosinski	227,782,846	135,258

Proposal No. 2 – To ratify the appointment of independent accountants for the year ending December 31, 2002.

Proposal No. 2 was approved with 227,577,407 votes for, 331,656 votes against and 8,441 abstaining, thereby approving the ratification of appointment of KPMG LLP as independent accountants to provide audit services to Skechers for the fiscal year ending December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock began trading on the New York Stock Exchange on June 9, 1999 after we completed the initial public offering of 7,000,000 shares of our Class A Common Stock at $11.00 per share. Our Class A Common Stock trades under the symbol “SKX”. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock. We have not declared or paid any cash dividends on our Class A Common Stock and do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance the growth and development of our business.

	HIGH	LOW

YEAR ENDED DECEMBER 31, 2002
First Quarter	$19.60	$12.80
Second Quarter	24.40	18.00
Third Quarter	21.60	8.75
Fourth Quarter	12.90	6.52
YEAR ENDED DECEMBER 31, 2001
First Quarter	$32.20	$14.50
Second Quarter	40.30	22.80
Third Quarter	29.40	11.33
Fourth Quarter	15.05	10.00

     As of March 28, 2003, there were 113 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 8 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

     Our equity compensation plan information is provided as set forth in Part III, Item 12 herein.

ITEM 6. SELECTED FINANCIAL DATA

     In May 1992, we elected to be treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the “Code”), and comparable state laws. As a result, our earnings, since such initial election, were included in the taxable income of our stockholders for federal and state income tax purposes, and we were not subject to income tax on such earnings, other than franchise and net worth taxes. Prior to the closing of the initial public offering of our Class A common shares on June 9, 1999, we terminated our S Corporation status, and since then we have been treated for federal and state income tax purposes as a corporation under Subchapter C of the Code and, as a result, are subject to state and federal income taxes. By reason of our treatment as an S Corporation for federal and state income tax purposes, we, since inception, have provided to our stockholders funds for the payment of income taxes on our earnings as well as our conversion from an S Corporation to a C Corporation during 1999. We declared distributions relating to our S Corporation status of $35.4 million and $7.9 million in 1999 and 1998, respectively. Purchasers of shares in the initial public offering of our Class A common shares on June 9, 1999 did not receive any portion of these S Corporation distributions. Since the termination of our S Corporation status earnings have been and will be retained for the foreseeable future in the operations of our business. We have not declared or paid any cash dividends on our Class A common shares and do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance the growth and development of our business.

     The following tables set forth selected consolidated financial data of Skechers as of and for each of the years in the five-year period ended December 31, 2002.

SUMMARY FINANCIAL DATA
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	YEARS ENDED DECEMBER 31,

	1998	1999	2000	2001	2002

STATEMENT OF EARNINGS DATA:
Net sales	$372,680	$424,601	$675,036	$960,385	$943,582
Gross profit	154,580	174,608	284,225	406,180	386,673
Operating expenses:
Selling	49,983	57,332	77,451	111,401	94,274
General and administrative	71,461	79,114	125,827	205,989	210,752
Earnings from operations	33,991	38,830	81,263	88,487	82,792
Interest expense	8,631	6,554	9,230	13,852	8,927
Earnings before income taxes	25,121	32,691	72,351	75,955	75,341
Net earnings	24,471	24,056	43,751	47,270	47,036
PRO FORMA OPERATIONS DATA:(1)
Earnings before income taxes	$25,121	$32,691	$72,351	$75,955	$75,341
Income taxes	10,048	12,880	28,600	28,685	28,305
Net earnings	15,073	19,811	43,751	47,270	47,036
Net earnings per share:(2)
Basic	$0.54	$0.62	$1.24	$1.30	$1.26
Diluted	$0.49	$0.60	$1.20	$1.24	$1.20
Weighted average shares:(2)
Basic	27,814	31,765	35,142	36,409	37,275
Diluted	30,610	33,018	36,563	38,059	40,854

	AS OF DECEMBER 31,

BALANCE SHEET DATA:	1998	1999	2000	2001	2002

Working capital	$23,106	$65,003	$93,305	$139,972	$286,760
Total assets	146,284	177,914	303,400	407,486	483,156
Total debt	70,933	33,950	85,321	115,931	119,646
Stockholders’ equity	27,676	86,000	134,046	199,016	259,236

(1)	Reflects adjustments for federal and state income taxes as if Skechers had been taxed as a C Corporation rather than as an S Corporation for periods prior to its initial public offering on June 9, 1999.

(2)	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002. The weighted average diluted shares outstanding gives effect to the sale by Skechers of those shares of common stock necessary to fund the payment of (i) stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for 1996 through 1998, and January 1, 1999 to June 7, 1999 for 1999, based on an initial public offering price of $11 per share, net of underwriting discounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Securities Act and the Securities Exchange Act, which can be identified by the use of forward-looking terminology such as “believes,” “anticipates,” “plans,” “expects,” “endeavors,” “may,” “will,” “intends,” “estimates” and similar expressions that are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors set forth in Item 1 of this report under “Risk Factors” and elsewhere in this report.

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

     We generate revenues from three principal sources and have the following reportable segments:

•	WHOLESALE. We sell footwear directly to department stores and specialty retail stores both domestically and internationally.

•	RETAIL. We own and operate our own retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:

Concept Stores. Our concept stores are located in marquee street locations and high performing regional malls, promote awareness of the Skechers brand and showcase a broad assortment of our in-season footwear styles. The products offered in our concept stores are full price in-season products and typically attract fashion conscious customers. Our proto-typical concept store is approximately 2,750 square feet and generates gross margins that are the highest of our three retail formats.

Factory Outlet Stores. Our factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points. Our factory outlet stores range in size from 1,900 square feet to 6,000 square feet and generally have price points less of $60.00 or lower. Gross margins generated from our factory outlet stores are less than those in our concept stores.

Warehouse Outlet Stores. Our freestanding warehouse outlet stores appeal to our most value conscious customers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Our warehouse outlet stores are typically located in manufacturers’ direct outlet centers throughout the U.S. These stores allows us to sell discontinued and excess merchandise, thereby reducing the need to sell merchandise to discounters at excessively low prices, which could compromise the Skechers brand.

•	DISTRIBUTORS. Internationally, we sell our footwear to our foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories.

     Approximately 78.9%, 76.0% and 72.3% of our net sales were derived from our domestic wholesale segment for the years ended December 31, 2000, 2001, and 2002, respectively. Typically, our retail sales achieve higher gross margins as a percentage of net sales than domestic wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales formats, international wholesale sales, international retail sales, or international distributor sales comprised more than 10% of our consolidated net sales for either fiscal 2000, 2001 or 2002.

     We have implemented a strategy of controlling the growth of the distribution channels through which our products are sold in order to protect the Skechers brand name, properly secure customer accounts and better manage the growth of the business. We seek wholesale accounts that we believe can best support the Skechers brand name in the market as part of our efforts to expand our wholesale distribution. We seek to selectively open retail stores in high profile, high traffic locations in major metropolitan areas both domestically and internationally. Domestically, we are currently planning to open approximately 20 to 25 retail stores during fiscal 2003 as compared to 13 in fiscal 2002. We seek to increase the number of international wholesale accounts that we sell directly to, thereby reducing our reliance on foreign distributors and we anticipate opening two to four international retail stores in 2003, one of which was opened in Manchester, England in February 2003.

     We have realized rapid growth since inception, increasing net sales from $90.8 million in 1994 to $943.6 million in 2002. However, during 2002 our revenues declined 1.7% when compared to 2001, due to the economic slowdown in both the U.S. and in some international countries where our product is distributed and from the elimination of our mail order sales. Also, based on our current estimates, we currently anticipate sales levels during the first quarter of 2003 to be 15 to 20% lower than sales during the first quarter of 2002. We currently expect sales for the first six months of 2003 to be lower than sales in the comparable period in 2002. We currently anticipate sales for the second half of 2003 to be higher than the second half of 2002. These estimates may be affected by a number of factors within and out of our control, including but limited to, the continued threat of terrorist attacks throughout the world, the war with Iraq, and any additional military action taken, or contemplated, by the United States and other nations that could cause additional significant disruption to commerce throughout the world.

     As our sales growth accelerated, we focused on investing in our infrastructure to support continued expansion in a disciplined manner. The infrastructure additions are included in both selling and general and administrative type expenses. During 2001 and 2002, we expanded our administrative facilities, hired additional personnel, developed product sourcing and quality control offices in China and Taiwan, upgraded our management information systems, opened additional retail stores, established an internally managed distribution center in Belgium, expanded our international direct selling efforts by establishing subsidiaries in the United Kingdom,

France, Germany, Spain, Switzerland, Canada, the Netherlands, and in March 2003 in Italy. Not all of the fixed costs incurred during this expansion period have been leveraged over a full year’s sales. We established this infrastructure to achieve economies of scale in anticipation of continued increases in sales. Because expenses relating to this infrastructure are fixed, at least in the short-term, operating results and margins would be adversely affected if we do not achieve our anticipated sales growth. For example, during the fourth quarter of 2002, we saw a de-leveraging of our expenses as sales declined 15.5% when compared to the fourth quarter of 2001. We anticipate additional de-leveraging of our costs as we currently expect first quarter 2003 sales to be 15% to 20% lower than sales in the first quarter of 2002.

     Our gross margins during fiscal 2002 decreased to 41.0% compared to 42.3% in 2001. During the fourth quarter ended December 31, 2002, our gross margins were 38.5% compared to 39.7% in the fourth quarter ended December 31, 2001. Given the continuing weak retail environment, we currently anticipate that margins during the first half of fiscal 2003 will be lower than those in the first half of 2002. Operating margin as a percentage of net sales decreased from 12.0% in 2000, to 9.2% in 2001, and to 8.8% in 2002. In addition, during the fourth quarter of fiscal 2002, we realized our first quarterly loss, since becoming a public company in June 1999, of $8.6 million compared to net income of $2.0 million in the fourth quarter of 2001. Increasing sales and maintaining or improving gross margins and operating margins depends on various factors, including, strength of our brand name, competitive conditions and our ability to efficiently manage sales through all distribution channels. In the future, sales and earnings growth will be dependent upon, among other things, the continued success of our efforts to expand our footwear offerings within the Skechers brand or developing alternative, successful brands. We can not assure you that the rate of growth will not continue to decline in future periods or that we will improve or maintain gross margins or operating margins.

     Notwithstanding our net loss during the fourth quarter 2002, and the anticipated results for the first quarter of 2003, we remain committed to the overall marketing strategy that has been largely responsible for the increase in the development of the Skechers brand of products. We have and continue to adjust our advertising budget based on projected sales, which has included such avenues as magazines, television, trade shows, radio spots, billboards, and buses. We endeavor to spend approximately 8% to 10% of annual net sales in the marketing of Skechers footwear through advertising, promotions, public relations, trade shows and other marketing efforts.

     We believe that selective licensing of the Skechers brand name to non-footwear related manufacturers may broaden and enhance the Skechers image without requiring us to expend significant capital investments or incur significant incremental operating expenses. Although we have licensed certain manufacturers to produce and market certain Skechers products on a limited basis, to date we have not derived any significant royalty income from these licensing arrangements. Royalty income is recognized as revenue when earned and is offset by related expenses. During 2002, we entered into three licensing arrangements, within the apparel and accessories market, for socks and hosiery items, watches, and children’s apparel, and in March 2003, we signed an additional licensing agreement, to compliment our Skechers Collection product line, for outwear. Although licensing royalties may increase in dollar value on a go forward basis, we do not anticipate that they will become a significant portion of our consolidated net sales.

     We contract with third parties for the manufacture of all our products. We do not own or operate any manufacturing facilities. In 2002, the top four suppliers of our products accounted for 53.8% of our total purchases, and one vendor accounted for over 20% of our purchases. To date, substantially all products are purchased in U.S. dollars, but this may not continue to be the case. We believe the use of independent manufacturers increases our production flexibility and capacity yet at the same time allows us to substantially reduce capital expenditures and avoid the costs of managing a large production work force. Substantially all of our products are produced in China. We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian suppliers. These facilities currently bear interest at a rate between 0.5% and 1.5% with financing for 30 to 60 days. We believe that the use of these arrangements affords us additional liquidity and flexibility.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Net sales

     Net sales for 2002 decreased 1.7% to $943.6 million compared to $960.4 million in 2001. The decrease in net sales was primarily due to reduced domestic wholesale segment sales which were $682.6 million for 2002, compared to $729.9 million in 2001. The decrease in the domestic wholesale segment sales during 2002 was primarily due to decreases in both the men’s and women’s lines, partially offset by increases in our kids lines, and sales from the Skechers Work line launched in 2002, and to a lesser extent, the 4-Wheelers line started in the third quarter of 2001. Domestic wholesale segment volume decreased to 35.2 million pairs in 2002 from 36.3 million pairs in 2001. Distributor net sales decreased 13.4% primarily due to decreased sales into the South American market place. International wholesale net sales increased 119.1% in 2002 compared to 2001. The increase was primarily due to our direct sales efforts in place for the full year in 2002 compared to approximately nine months in 2001. Domestic retail sales increased 24.8% in 2002 over 2001, due to the addition of 13 retail stores added during 2002. International retail sales increased 30.2% due to most stores being opened the entire 12 months period in 2002, compared to only a portion in 2001, and to a lesser extent, new flagship stores opened in Frankfurt, Germany and Toronto, Canada during the fourth quarter of 2002. Our direct mail sales decreased over 50%, in 2002 compared to 2001 due to the elimination of our mail order and catalog operations in October 2001.

     During 2002, we continued to expand internationally by establishing subsidiaries in Canada, Spain, the Benelux region, and in the first quarter of 2003, in Italy. Our international subsidiary’s infrastructure typically includes a sales and support staff and showroom to present the full range of our product offerings to prospective accounts. We continuously evaluate international regions where we can profitably transition our business model. We also anticipate opening two to four international retail stores in 2003, one of which was opened in Manchester, England in February 2003. During the year ended December 31, 2002, we opened 13 domestic retails stores: five concept stores, five warehouse outlet stores, and three factory outlet stores. We anticipate opening approximately 20 to 25 domestic retail stores during 2003, five of which have already been opened to date.

Gross profit

     Gross profit for 2002 was $386.7 compared to gross profit of $406.2 million in 2001. Gross margin was 41.0% for 2002 compared to 42.3% for 2001. Gross margin for the domestic wholesale segment was 38.4% in 2002 compared to 40.9% in 2001. The decrease in gross margin in the domestic wholesale segment was due primarily to concessions given to our wholesale accounts to stimulate sales at retail during this sluggish retail environment, additional costs related to the domestic west coast port strike which lead to additional airfreight costs from our international manufacturers, rerouting of freight to east coast and Canadian ports, and the subsequent trucking costs from those ports to our distribution center in Ontario, California. In addition we realized lower margins from our company owned retail stores due to additional sales promotions during 2002 compared to 2001.

Selling expenses

     Selling expenses for the 2002 were $94.3 million compared to $111.4 million in 2001, a decrease of $17.1 million or 15.4%. Selling expense as a percentage of net sales decreased to 10% compared to 11.6% in 2001. The decrease in selling expense was primarily due to decreased advertising, which was 8.1% of sales in 2002 compared to 9.0% in 2001. Advertising reductions were realized from fewer domestic print ads, and cable TV ads, other selling expense reductions were derived from reduced commissions, samples, and reductions in general and point of purchase promotional items.

General and administrative expenses

     General and administrative expenses for 2002 were $210.8 million compared to $206.0 million for 2001. As a percentage of net sales general and administrative expenses were 22.3% in 2002, compared to 21.4% in 2001. The increase in general and administrative expenses during 2002 compared to 2001 was due to increased rent (approximately $5.0 million) and depreciation charges (approximately $2.3 million) related to the addition of 13 retail stores and the full year’s effect of the 26 stores added in 2001, infrastructure additions to support our direct selling efforts in the United Kingdom, Germany, France, and new subsidiaries added in 2002, including Spain, Canada, and the Netherlands and, to a lesser extent, legal reserves and the move into our internally managed distribution center in Liege, Belgium in the fourth quarter of 2002. However, the expense increases noted were partially offset by reduced temporary help costs (approximately $9.0 million) at our distribution facility in Ontario, California.

     The costs added during this expansion period have not been leveraged over a full year’s sales. We established this infrastructure to achieve economies of scale in anticipation of continued increases in sales. Because expenses relating to this infrastructure are fixed, at least in the short-term, operating results and margins would be adversely affected if we do not achieve our anticipated sales growth.

Interest expense

     Interest expense decreased to $8.9 million in 2002 compared to $13.9 million in 2001. The decrease is due to the elimination of our short-term borrowings whose interest rate was tied to the prime rate of interest, which has decreased over the last two years and reduced interest rates charged on amounts outstanding with our foreign manufacturers.

Other income

     Other income for 2002 was $1.5 million compared to $1.3 million in 2001. The slight increase in other income was due to foreign exchange gains, offset by decreased rent revenue from the leasing of office space at one of our administrative facilities.

Income taxes

     The effective tax rate in 2002 was 37.6% compared to 37.8% in 2001. The decrease in the effective tax rate is due to changes in income in differing tax jurisdictions as a result of our international expansion. We are expanding our international operations and plan to reinvest any undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance. As a result, we do not plan to provide for deferred income taxes on any accumulated undistributed earnings that our non-U.S. subsidiaries earn in the future.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Net sales

     Net sales for 2001 increased 42.3% to $960.4 million compared to $675.0 million in 2000. The increase in net sales was due to an increase in domestic wholesale segment sales of $197.3 million in 2001 to $729.9 million, compared to $532.6 million in 2000. The increase was due to increased sales in all product lines, primarily Women’s Sport and Kids lines, the introduction of three new product lines during 2001, and additional styles added within each product line. Domestic wholesale volume increased to 36.3 million pairs in 2001 from 25.8 million pairs in 2000. Domestic retail sales increased 50% over 2000 levels largely due to the addition of 26 retail stores during 2001. Net sales from our direct mail and web based distribution channels remained consistent in 2001 as compared to 2000. However, in October 2001, we elected to discontinue our mail order and catalog operations, which represented less 1% of net sales in 2001, although we continue to offer a selected assortment of merchandise through our interactive website.

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

Gross profit

     Gross profit for 2001 was $406.2 million, an increase of 42.9% over $284.2 million in 2000. Gross margin was 42.3% for 2001 compared to 42.1% for 2000. Gross margins for the domestic wholesale segment was 40.9% in 2001 compared to 40.3% in 2000. The slight margin increase in the domestic wholesale segment was the result of reduced cargo costs partly offset by reduced margins during the three months ended December 31, 2001 for price concessions given to our wholesale customers. Also, offsetting the slight increase to gross margins were price reductions at our factory outlet and warehouse outlet stores to help stimulate inventory sell through at the retail level.

Selling expenses

     Selling expenses for 2001 were $111.4 million, an increase of 43.8% over last year’s $77.5 million. Selling expenses as a percent of net sales increased slightly to 11.6% from 11.5% in 2000. The increase in the level of spending was primarily due to increased advertising in both print and television media and additional advertising to support the increase in sales activities in the United Kingdom, Germany and France where we commenced selling direct to department stores and specialty retailers. During 2001 advertising expenses were $86.6 million, or 9.0% of net sales, compared to $59.1 million, or 8.8% of net sales in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at December 31, 2002 was $286.8 million, an increase of $146.8 million from $140.0 million at December 31, 2001. The increase in working capital was primarily due to the elimination of our short-term borrowings of approximately $84.2 million with a portion of the proceeds from the issuance of $90 million of long-term convertible subordinated notes in April 2002. In addition to refinancing our short-term borrowings, we increased our cash balances by $109.3 million in 2002. Our working capital increase was offset by an $13.7 million decrease in receivables primarily attributed to reduced wholesale sales of approximately $37.6 million during the fourth quarter ended December 31, 2002 and a $12.8 million increase in accounts payable and accrued expenses.

Net cash provided by operating activities for the year ended December 31, 2002 was approximately $116.8 million, compared to cash used in operating activities of $1.7 million for the year ended December 31, 2001. The decrease in sales in 2002 over 2001 and especially the fourth quarter of 2002 as compared to the fourth quarter of 2001, resulted in a decrease of $23.5 million in our investment in accounts receivable and inventories compared to a corresponding build-up of $76.4 million of these accounts in the prior year. We experienced an increase in net sales of $285.3 million in 2001 over 2000, which drove the increase in accounts receivable and inventories in 2001. As a consequence of these trends, we were able to generate $116.8 million in operating cash flow. As a result of our improved operating cash flow and $17 million in reduced capital expenditures, we were able to refinance all of our short-term borrowings of $84 million with the issuance of $90 million of convertible subordinated notes due in April 2007, and generate available borrowings under our line of credit of $100 million at December 31, 2002.

Net cash used in investing activities was $14.5 million for the year ended December 31, 2002, compared to $31.5 million for the year ended December 31, 2001. The decrease was due to reduced capital expenditures requirements resulting from fewer retail store openings in 2002 than in 2001, 26 in 2001 compared to 13 in 2002, and prior year investing activities including the acquisition of real properties in Manhattan Beach, California. We anticipate an increase cash used in investing activities during 2003, compared to 2002, due to our current forecast of 20 to 25 domestic retail store additions and two to four international retail store additions in 2003. In 2003, we have already opened one international retail store and four domestic retail stores.

Net cash provided by financing activities for the year ended December 31, 2002 was $6.0 million, compared to $40.0 million for the year ended December 31, 2001. The decrease in cash provided by financing activities was due to the reduction of net financing derived from our short-term borrowings, which was repaid with a portion of the proceeds from the issuance of our convertible subordinated notes issued in April 2002, and reduced use of the line of credit facility due to increased cash flows provided by operating activities of $116.8 million and to lesser extent, the reduction in capital expenditures from a decrease in store openings.

In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A Common Stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year, which commenced October 15, 2002. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future senior debt. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness. Net proceeds from the sale of the notes were $86.2 million. The refinancing of our short term borrowings with long term capital was done to provide us with long-term capital to provide for the future growth of the business.

In July 2002, we renegotiated our line of credit facility, which now provides for borrowings of up to $200.0 million, with actual borrowings limited to available collateral and certain limitations on total indebtedness (approximately $100.9 million of availability as of December 31, 2002) with the CIT Group, as agents for the lenders. At December 31, 2003, no amounts were outstanding under the revolving line of credit. The revolving line of credit bears interest at prime rate (4.25% at December 31, 2002) minus .5%. Interest on the line of credit is payable monthly in arrears. The revolving line of credit expires on December 31, 2003. The revolving line of credit provides a sub-limit for letters of credit of up to $30.0 million to finance our foreign purchases of merchandise inventory. As of December 31, 2002, we had approximately $5.0 million of letters of credit under the revolving line of credit. The credit facility provides that stockholders’ equity shall not decrease by more than 20% in any calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if we are in default of any provision of the agreement. We were in compliance with these covenants as of December 31, 2002.

We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2003. However, in connection with our growth strategy, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international expansion, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. The company derives its revenue from the sale of footwear. In general, revenue is recognized upon shipment of the merchandise. Domestically, goods are shipped directly from our domestic distribution center in Ontario, California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For our international wholesale accounts, product is shipped direct from our distribution center in Liege, Belgium, and revenue is recognized upon shipment from the distribution center. For our distributor sales, the goods are delivered directly from the independent factories to the distributors on an FOB shipping point basis and revenue is recognized upon shipment from the factory. In all of the above cases, each of the following have been met prior to revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

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

Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay, and disputed and returned items. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. Gross trade accounts receivable balance was $105.9 million and the allowance for bad debts, returns, and customer chargebacks was $8.5 million at December 31, 2002.

Inventory adjustments. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory based on prior sales and net realizable value. A write down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on consumer demand and competitor product offerings. Inventories were stated at $148.0 million at December 31, 2002.

Valuation of intangible and other long-lived assets. When circumstances warrant, we assess the impairment of intangible and other long-lived assets that require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	the asset’s ability to continue to generate income;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); or

•	the impact of significant negative industry or economic trends

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

EXCHANGE RATES

     We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2002 and 2001, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

     Interest rate fluctuations. At December 31, 2002, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

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

FUTURE ACCOUNTING CHANGES

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

     In September 2002, the FASB Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration (as that term is defined in EITF No. 01-9) received from a vendor. EITF 02-16 is not expected to have a material effect on the Company’s financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosures controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Within 90 days prior to the date of filing this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal control

There were no significant changes to our internal controls subsequent to the Evaluation Date.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 15 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Consolidated financial statements and schedules required to be filed hereunder are indexed on Page F-1 hereof.

(b)	Reports on Form 8-K — There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2002.

(c)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

2.1	Agreement of Reorganization and Plan of Merger (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.1	Certificate of Incorporation (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

3.2	Bylaws (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

10.1	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.2	Amended and restated 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q, for the period ending June 30, 2000)

10.3	Employment Agreement dated June 14, 1999, between the Registrant and Robert Greenberg (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.3(a)	Amendment No. 1 to Employment Agreement between the Registrant and Robert Greenberg dated December 31, 1999 (incorporated by reference to exhibit number 10.3(a) of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.4	Employment Agreement dated June 14, 1999, between the Registrant and Michael Greenberg (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.4(a)	Amendment to Employment Agreement between the Registrant and Michael Greenberg dated December 31, 2000 (incorporated by reference to exhibit number 10.4(a) of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.5	Employment Agreement dated June 14, 1999, between the Registrant and David Weinberg (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.5(a)	Amendment No. 1 to Employment Agreement between the Registrant and David Weinberg dated December 31, 2000 (incorporated by reference to exhibit number 10.5(a) of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.6	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.6(a)	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

Form 10-K for the year ending December 31, 1999).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust, and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.9	Lease Agreement, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the registrant’s Form 10-K for the year ending December 31, 1999).

10.10	Amended and Restated Loan and Security Agreement between the Registrant and Heller Financial, Inc., dated September 4, 1998 (incorporated by reference to exhibit number 10.10 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(a)	Term Loan A Note, dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(b)	Revolving Note dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(b) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(c)	First Amendment to Amended and Restated Loan and Security Agreement, dated September 11, 1998 (incorporated by reference to exhibit number 10.10(c) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(d)	Second Amendment to Amended and Restated Loan and Security Agreement, dated December 23, 1998 (incorporated by reference to exhibit number 10.10(d) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(e)	Third Amendment to Amended and Restated Loan and Security Agreement dated February 1, 2000 (incorporated by reference to exhibit number 10.10(e) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.10(f)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 1, 2000 (incorporated by reference to exhibit number 10.10(f) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.10(g)	Fifth Amendment to Amended and Restated Loan and Security Agreement dated July 11, 2001 (incorporated by reference to exhibit number 10.10(g) of the Registrant’s Form 10-Q for the period ending September 30, 2001).

10.11	Lease Agreement, dated April 15, 1998, between the Registrant and Holt/Hawthorn and Victory Partners, regarding 228 Manhattan Beach Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.11 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.12	Commercial Lease Agreement, dated February 19, 1997, between the Registrant and Richard and Donna Piazza, regarding 1110 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.12 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.13	Lease Agreement, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.13 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.14	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.14(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California.

10.15	Lease Agreements, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P. , regarding 1777 South Vintage Avenue, Ontario, California.

10.16	Commercial Lease Agreement, dated April 10, 1998, between the Registrant and Proficiency Ontario Partnership, regarding 5725 East Jurupa Street (incorporated by reference to exhibit number 10.16 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.17	Lease Agreement and Addendum, dated June 11, 1998, between the Registrant and Delores McNabb, regarding Suite 3 on the first floor of the north building, Suite 9 on the first floor of the south building at 904 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.17 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.18	Addendum to Lease Agreement, dated September 14, 1998, between the Registrant and Delores McNabb, regarding Suites 3, 4 and 5 on the second floor of the north building at 904 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.18(a)	Addendum to Lease Agreement, dated April 15, 2000, between the Registrant and Delores McNabb, regarding Suites 7, 8 and 9 on the second floor of the south building at 904 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.18(a) of the Registrant’s Form 10-K for the year ending December 31, 2001).

10.19	Standard Offer, Agreement and Escrow Instructions, Addendum and Additional Provisions, dated October 12, 2000, between the Registrant and/or its assignees and Champagne Building Group L.P., for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.19 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.20	Lease Agreement, dated November 15, 1999, between the Registrant and Champagne Building Group L.P., regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.20 of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.21	Amendment of Lease Agreement dated December 20, 2000, between the Registrant and Yale Investments, LLC (a wholly owned subsidiary of the Registrant), regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.21 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.22	Purchase and Sale Agreement with Escrow Instructions, dated November 13, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.22(a)	First Amendment to Purchase and Sale Agreement, dated November 29, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22(a) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.23	Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.24	Assignment and Assumption Agreement, dated December 27, 2000, between the Registrant and Pacifica California/Apollo, LLC, regarding 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.24 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.25	Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ending December 31, 2000).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.26	Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.27	Lease Agreement, dated April 28, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.27 of the Registrant’s Form 10-K for the year ending December 31, 2001).

10.28	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ending December 31, 2001).

10.29	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium.

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of Attorney (included on signature page)

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 28th day of March, 2003.

SKECHERS U.S.A, INC.

By:	/S/ ROBERT GREENBERG

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

SIGNATURE	TITLE	DATE

/S/ ROBERT GREENBERG Robert Greenberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/S/ MICHAEL GREENBERG Michael Greenberg	President and Director	March 28, 2003

/S/ DAVID WEINBERG David Weinberg	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2003

Jeffrey Greenberg	Director

J. Geyer Kosinski	Director

/S/ THOMAS J. POLETTI Thomas J. Poletti	Director	March 28, 2003

Richard Siskind	Director

CERTIFICATIONS

I, Robert Greenberg, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of Skechers U.S.A., Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ ROBERT GREENBERG

Robert Greenberg, Chief Executive Officer

CERTIFICATIONS

I, David Weinberg, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of Skechers U.S.A., Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ DAVID WEINBERG

David Weinberg, Executive Vice President and Chief Financial Officer

SKECHERS U.S.A., INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Skechers U.S.A., Inc.:

     We have audited the accompanying consolidated financial statements of Skechers U.S.A., Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

     Los Angeles, California
     February 17, 2003

SKECHERS U.S.A., INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2002

(IN THOUSANDS)

ASSETS

	2001	2002

Current assets:
Cash and cash equivalents	$15,554	$124,830
Trade accounts receivable, less allowances of $7,113 in 2001 and $8,498 in 2002	120,285	97,419
Due from officers and employees	1,013	617
Other receivables	1,816	7,144

Total receivables	123,114	105,180

Inventories	157,659	147,984
Prepaid expenses and other current assets	17,695	14,779
Deferred tax assets	4,804	703

Total current assets	318,826	393,476
Property and equipment, at cost, less accumulated depreciation and amortization	85,739	83,666
Intangible assets, at cost, less applicable amortization	458	927
Other assets, at cost	2,463	5,087

	$407,486	$483,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$84,175	$—
Current installments of long-term borrowings	2,140	2,442
Accounts payable	77,498	88,578
Accrued expenses	15,041	15,696

Total current liabilities	178,854	106,716

4.50% convertible subordinated notes	—	90,000
Long-term borrowings, excluding current installments	29,616	27,204

Total liabilities	208,470	223,920
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 10,000 shares; none issued and outstanding	—	—
Class A Common stock, $.001 par value. Authorized 100,000 shares; issued and outstanding 15,329 and 18,369 shares at December 31, 2001 and 2002, respectively	15	18
Class B Common stock, $.001 par value. Authorized 60,000 shares; issued and outstanding 21,482 and 19,317 shares at December 31, 2001 and 2002, respectively	21	19
Additional paid-in capital	91,909	102,109
Accumulated other comprehensive income	33	3,016
Retained earnings	107,038	154,074

Total stockholders’ equity	199,016	259,236

	$407,486	$483,156

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2000, 2001, and 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2000	2001	2002

Net sales	$675,036	$960,385	$943,582
Cost of sales	390,811	554,205	556,909

Gross profit	284,225	406,180	386,673
Royalty income, net	316	(303)	1,145

	284,541	405,877	387,818

Operating expenses:
Selling	77,451	111,401	94,274
General and administrative	125,827	205,989	210,752

	203,278	317,390	305,026

Earnings from operations	81,263	88,487	82,792

Other income (expense):
Interest, net	(9,230)	(13,852)	(8,927)
Other, net	318	1,320	1,476

	(8,912)	(12,532)	(7,451)

Earnings before income taxes	72,351	75,955	75,341
Income taxes	28,600	28,685	28,305

Net earnings	$43,751	$47,270	$47,036
Net earnings per share:
Basic	$1.24	$1.30	$1.26
Diluted	$1.20	$1.24	$1.20
Weighted-average shares:
Basic	35,142	36,409	37,275
Diluted	36,563	38,059	40,854

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS’ ENDED DECEMBER 31, 2000, 2001, and 2002
(IN THOUSANDS)
See accompanying notes to consolidated financial statements.

	COMMON STOCK

	SHARES		AMOUNT

	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 1999	7,091	27,814	$7	$28
Net earnings	—	—	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	267	—	—	—
Proceeds from issuance of common stock under the employee stock option plan	422	—	—	—
Tax effect of non-qualified stock options	—	—	—	—
Deferred compensation	—	—	—	—
Conversion of Class B common stock into Class A common stock	3,009	(3,009)	3	(3)

Balance at December 31, 2000	10,789	24,805	10	25
Comprehensive income:
Net earnings	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	136	—	—	—
Proceeds from issuance of common stock under the employee stock option plan	1,081	—	1	—
Tax effect of non-qualified stock options	—	—	—	—
Conversion of Class B common stock into Class A common stock	3,323	(3,323)	4	(4)

Balance at December 31, 2001	15,329	21,482	15	21
Comprehensive income:
Net earnings	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Contribution of common stock to the 401(k) Plan	48	—	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	175	—	—	—
Proceeds from issuance of common stock under the employee stock option plan	652	—	1	—
Tax effect of non-qualified stock options	—	—	—	—
Conversion of Class B common stock into Class A common stock	2,165	(2,165)	2	(2)

Balance at December 31, 2002	18,369	19,317	$18	$19

[Additional columns below]

[Continued from above table, first column(s) repeated]

		ACCUMULATED
	ADDITIONAL	OTHER		TOTAL
	PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS'
	CAPITAL	INCOME	EARNINGS	EQUITY

Balance at December 31, 1999	$69,948	—	$16,017	$86,000
Net earnings	—	—	43,751	43,751
Proceeds from issuance of common stock under the employee stock purchase plan	1,073	—	—	1,073
Proceeds from issuance of common stock under the employee stock option plan	1,499	—	—	1,499
Tax effect of non-qualified stock options	1,636	—	—	1,636
Deferred compensation	87	—	—	87
Conversion of Class B common stock into Class A common stock	—	—	—	—

Balance at December 31, 2000	74,243	—	59,768	134,046
Comprehensive income:
Net earnings	—	—	47,270	47,270
Foreign currency translation adjustment	—	$33	—	33
Proceeds from issuance of common stock under the employee stock purchase plan	1,689	—	—	1,689
Proceeds from issuance of common stock under the employee stock option plan	7,679	—	—	7,680
Tax effect of non-qualified stock options	8,298	—	—	8,298
Conversion of Class B common stock into Class A common stock	—	—	—	—

Balance at December 31, 2001	91,909	33	107,038	199,016
Comprehensive income:
Net earnings	—	—	47,036	47,036
Foreign currency translation adjustment	—	2,983	—	2,983
Contribution of common stock to the 401(k) Plan	702	—	—	702
Proceeds from issuance of common stock under the employee stock purchase plan	1,777	—	—	1,777
Proceeds from issuance of common stock under the employee stock option plan	4,674	—	—	4,675
Tax effect of non-qualified stock options	3,047	—	—	3,047
Conversion of Class B common stock into Class A common stock	—	—	—	—

Balance at December 31, 2002	$102,109	$3,016	$154,074	$259,236

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 2001, and 2002
(IN THOUSANDS)

	2000	2001	2002

Cash flows from operating activities:
Net earnings	$43,751	$47,270	$47,036
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,894	15,202	17,428
Amortization of debt offering costs	—	—	541
Amortization of intangible assets	104	101	101
Provision for bad debts and returns	4,626	5,507	4,963
Tax effect of non-qualified stock options	1,636	8,298	3,047
Deferred taxes	(1,604)	(390)	4,101
Deferred compensation	87	—	—
Loss on disposal of equipment	78	983	137
(Increase) decrease in assets:
Receivables	(36,137)	(30,437)	13,660
Inventories	(42,749)	(45,951)	9,825
Prepaid expenses and other current assets	(1,327)	(11,238)	2,973
Other assets	(1,437)	429	197
Increase in liabilities:
Accounts payable	25,169	4,633	11,372
Accrued expenses	900	3,873	1,433

Net cash provided by (used in) operating activities	(1,009)	(1,720)	116,814

Cash flows used in investing activities:
Capital expenditures	(21,897)	(31,519)	(14,520)
Proceeds from the sales of property and equipment	51	—	—

Net cash used in investing activities	(21,846)	(31,519)	(14,520)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,572	9,369	6,452
Net proceeds (payments) related to short-term borrowings	19,372	34,421	(84,175)
Payments on long-term debt	(1,144)	(3,811)	(2,453)
Proceeds from the issuance of convertible subordinated Notes, net of offering costs	—	—	86,175

Net cash provided by financing activities	20,800	39,979	5,999
Net increase (decrease) in cash	(2,055)	6,740	108,293
Effect of exchange rates on cash	—	33	983
Cash and cash equivalents at beginning of year	10,836	8,781	15,554

Cash and cash equivalents at end of year	$8,781	$15,554	$124,830
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,386	$13,613	$8,283
Income taxes	27,712	27,220	19,192

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During 2000, the Company acquired $14,444 of property and equipment under capital lease arrangements. In addition, the Company acquired an office building and distribution facility and issued two notes for $10,850 and $ 7,850, respectively.

     During, 2002, the Company issued 48,072 shares of Class A common stock to the Company’s 401k plan with a value of approximately $702,000. In addition, the Company acquired equipment aggregating $ 344,000 under capital lease obligations.

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2002

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

     (b)  Business Segment Information

Skechers operations are organized along its distribution channels and consists of the following operating segments:

WHOLESALE. We sell footwear directly to department stores and specialty retail stores both domestically and internationally.

RETAIL. We own and operate our own retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:

Concept Stores. Our concept stores are located in marquee street locations and high performing regional malls, promote awareness of the Skechers brand and showcase a broad assortment of our in-season footwear styles. The products offered in our concept stores are full price in season product and typically attract fashion conscious customers.

Factory Outlet Stores. Our factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points.

Warehouse Outlet Stores. Our freestanding warehouse outlet stores appeal to our most value conscious customers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Our factory outlet stores are typically located in manufacturers direct outlet centers throughout the U.S.

DISTRIBUTORS. Internationally, we sell our footwear to our foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories.

Detail segment information is provided in note 11.

     (c)  Revenue Recognition

     The Company recognizes revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Allowances for estimated returns, discounts, bad debts and chargebacks are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales. Related costs paid to third-party shipping companies are recorded as a cost of sales.

     Revenues from royalty agreements are recognized as earned.

     (d)  Cash Equivalents

     Cash equivalents consist primarily of certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(e) Foreign Currency Translation

     The Company considers the U.S. dollar as the functional currency. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translation of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income. Total comprehensive income at December 31, consists of the following:

	2000	2001	2002

Net earnings	$43,751	$47,270	$47,036
Accumulated other comprehensive income:
Foreign currency translation adjustments	—	33	2,983
Total comprehensive income	$43,751	$47,303	$50,019

Accumulated other comprehensive income	$—	$33	$3,016

     (f)  Inventories

     Inventories, principally finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. The Company provides for estimated losses from obsolete or slow-moving inventories and writes down the cost of inventory at the time such determinations are made.

     (g)  Income Taxes

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

     (h)  Depreciation and Amortization

     Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	20 years or useful life, whichever is shorter
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter

     Intangible assets consist of trademarks and are amortized on a straight-line basis over ten years. The accumulated amortization as of December 31, 2001 and 2002 is $593,000 and $694,000, respectively.

     (i)  Long-Lived Assets

     SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     (j)  Advertising Costs

     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2000, 2001 and 2002 was approximately $59,122,000, $86,625,000 and $76,824,000, respectively. Prepaid advertising costs at December 31, 2001 and 2002 were $1,440,000 and $1,114,000, respectively. Prepaid amounts outstanding at December 31, 2001 and 2002 represents the unamortized portion of endorsement contracts and advertising in trade publications which had not run as of December 31, 2001 and 2002, respectively.

     (k)  Earnings Per Share

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands):

	Fiscal Year Ended December 31,

Basic earnings per share	2000	2001	2002

Net earnings	$43,751	$47,270	$47,036
Weighted average common shares outstanding	35,142	36,409	37,275
Basic earnings per share	$1.24	$1.30	$1.26

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands):

	Fiscal Year Ended December 31,

Diluted earnings per share	2000	2001	2002

Net earnings	$43,751	$47,270	$47,036
After tax effect equivalent of interest expense on 4.50% convertible subordinated notes	—	—	1,832

Earnings for purposes of computing diluted earnings per share	$—	$—	$48,868

Weighted average common shares outstanding	35,142	36,409	37,275
Dilutive stock options	1,421	1,650	1,063
Weighted average assumed conversion of 4.50% convertible subordinated notes	—	—	2,516

Weighted average common shares outstanding	36,563	38,059	40,854

Diluted earnings per share	$1.20	$1.24	$1.20

     Options to purchase 1,117,920, 279,500 and 931,922 shares of common stock at prices ranging from $12.38 to $29.45 were outstanding at December 31, 2000, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive.

     (l)  Stock Compensation

     The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of APB No. 25 and comply with the pro forma disclosure requirements under SFAS 123. The Company applies the fair value techniques of SFAS 123 to measure compensation cost for options/warrants granted to nonemployees.

The following table illustrates the effects on net earnings the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands).

	2000	2001	2002

Net earnings, as reported	$43,751	$47,270	$47,036
Add stock-based employee compensation expense included in reported net income, net of tax	52	—	—
Deduct total stock-based employee compensation expense under fair value- based method for all awards, net of tax	(3,432)	(7,936)	(7,378)

Pro forma net earnings for basic pro forma earnings per share	$40,371	$39,334	$39,658
Add back interest on 4.50% debentures, net of tax	—	—	1,832

Pro forma net earnings for diluted pro forma earnings per share	$40,371	$39,334	$41,490

Pro forma net earnings per share:
Basic	$1.15	$1.08	$1.06
Diluted	1.10	1.03	1.02

     Pro forma basic net earnings per share represents net pro forma earnings divided by the weighted average number of common shares outstanding for the period. Pro forma diluted earnings per share, in addition to the weighted average determined for pro forma basic earnings per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002.

     (m)  Use of Estimates

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

     (n)  Product Design and Development Costs

     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $3,700,000, $5,493,000 and $5,984,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

     (o)  Fair Value of Financial Instruments

     The carrying amount of the Company’s financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

     The fair value of the Company’s short-term borrowings reflects the fair value based upon current rates available to the Company for similar debt. The fair value of the Company’s 4.50% Convertible Subordinated Notes at December 31, 2002 was $71.4 million, based on the price of the debt in the public market.

     (p)  New Accounting Standards

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

     In September 2002, the FASB Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration (as that term is defined in EITF No. 01-9) received from a vendor. EITF 02-16 is not expected to have a material effect on the Company’s financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

(2) PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows (in thousands):

	2001	2002

Land	$12,358	$12,358
Buildings and improvements	20,527	21,144
Furniture, fixtures and equipment	46,468	55,431
Leasehold improvements	35,765	41,149

Total property and equipment	115,118	130,082
Less accumulated depreciation and amortization	29,379	46,416

Property and equipment, net	$85,739	$83,666

(3) ACCRUED EXPENSES

     Accrued expenses is summarized as follows (in thousands):

	2001	2002

Accrued inventory purchases	$8,208	$6,814
Accrued payroll and related taxed	5,751	6,327
Taxes payable	773	1,397
Accrued interest	—	839
Other accrued liabilities	309	319

Accrued expenses	$15,041	$15,696

(4) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on July 12, 2002, permitting borrowings up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.25% at December 31, 2002) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at December 31, 2002 were $5.0 million. Available borrowings under the line of credit at December 31, 2002 were $100.9 million and no amounts were outstanding at December 31, 2002 and $84.2 million was outstanding at December 31, 2001. The Company pays an unused line of credit fee of .25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at December 31, 2002.

(5) LONG-TERM BORROWINGS

     Long-term debt at December 31, 2001 and 2002 is as follows (in thousands):

	2001	2002

4.50% Convertible Subordinated Notes due April 15, 2007 (see below)	$—	$90,000
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	10,716	10,558
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,776 due February 2011	7,782	7,702
Capital lease obligation, due in aggregate monthly installments of $195, interest rate of 7.66%, secured by equipment, balloon payment of $4,431 due February 2006 (see note 10)	11,367	9,847
Capital lease obligations, due in aggregate monthly installments of $60, interest rates from 7.25%-9.59%, secured by equipment, maturing in various installments through January 2007 (see note 10)	1,891	1,539

	31,756	119,646
Less current installments	2,140	2,442

	$29,616	$117,204

     The aggregate maturities of long-term borrowings at December 31, 2001 are as follows:

2003	$2,442
2004	2,644
2005	2,435
2006	5,005
2007	90,349
Thereafter	16,771

$119,646

     In April 2002, the Company issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes (the “Notes”) due April 15, 2007. The Notes are convertible into shares of Class A common stock. Interest on the Notes is paid semi-annually on April 15 and October 15 of each year, commencing October 15, 2002. The Notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.5089 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The Notes may be converted at any time on or before the close of business on the maturity date, unless the Notes have been previously redeemed or repurchased; provided, however, that if a Note is called for redemption or repurchase, the holder will be entitled to convert the Notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The Notes are unsecured and subordinated to our present and future Senior Debt, as defined in the indenture. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The indenture under which the Notes were issued does not restrict the incurrence of indebtedness, including Senior Debt, or the subsidiaries’ incurrence of indebtedness. Net proceeds from the issuance of the Notes were $86.2 million, of which $65.0 million was used to repay amounts owing under the Company’s line of credit and the remaining proceeds will be used for working capital. The costs associated with the issuance of the Notes, approximately $3.8 million, will be amortized using the effective interest method over the life of the Notes and are included in interest expense as amortized.

(6) STOCKHOLDERS’ EQUITY

     (a)  Stock Issuances

     The authorized capital stock of the Company consists of 100,000,000 shares of Class A common stock, par value $.001 per share, and 60,000,000 shares of Class B common stock, par value $.001 per share. The Company has also authorized 10,000,000 shares of preferred stock, $.001 par value per share.

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

     During 2001 and 2002 certain Class B stockholders converted 3,323,300 and 2,164,554 shares of Class B common stock to Class A common stock, respectively.

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

     Shares subject to option under the Stock Option Plan were as follows:

		WEIGHTED
	SHARES	OPTION PRICE

Outstanding at December 31, 1999	2,515,574	$6.41
Granted	1,532,695	10.79
Exercised	(422,370)	3.55
Canceled	(136,998)	10.23

Outstanding at December 31, 2000	3,488,901	8.51
Granted	2,177,880	14.31
Exercised	(1,080,995)	7.10
Canceled	(87,628)	15.08

Outstanding at December 31, 2001	4,498,158	11.53
Granted	1,689,595	7.77
Exercised	(652,396)	7.17
Canceled	(105,974)	11.22

Outstanding at December 31, 2002	5,429,383	10.89
Options available for grant at December 31, 2002	630,011

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

					WEIGHTED
	NUMBER	WEIGHTED	WEIGHTED	NUMBER	AVERAGE
RANGE OF	OUTSTANDING	AVERAGE REMAINING	AVERAGE	EXERCISABLE AT	EXERCISE
EXERCISE PRICE	DECEMBER 31, 2002	CONTRACTUAL LIFE	EXERCISE PRICE	DECEMBER 31, 2002	PRICE

$2.78 to $9.28	1,852,078	8.9 years	$6.17	668,121	$5.14
$9.29 to $12.38	1,721,155	7.8 years	10.75	806,198	10.76
$12.39 to $15.75	1,519,150	7.7 years	14.07	811,280	13.70
$15.76 to $29.45	337,000	8.2 years	23.23	150,850	23.35

	5,429,383	8.2 years	$10.89	2,436,449	$10.98

     At December 31, 2000, 2001 and 2002, the number of options exercisable for each year was 862,111, 1,249,681, and 2,436,449 respectively. The weighted-average exercise price of those options was $7.87, $11.06 and $10.98 respectively.

     (c)  Stock Purchase Plan

     Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (1998 Stock Purchase Plan). Under the terms of the 1998 Stock Purchase Plan, 2,781,415 shares of common stock are reserved for sale to employees at a price no less than 85% of the lower of the fair market value of the Class A common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. During 2000, 2001 and 2002, 266,865 and 135,600 and 175,098 shares were issued under the 1998 Stock Purchase Plan for which the Company received $1,073,000, $1,689,000, and $1,777,000, respectively.

     (d)  Stock Compensation

     For pro forma net income purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for grants were as follows:

	2000	2001	2002

Dividend yield	—	—	—
Expected volatility	70%	80%	82%
Risk-free interest rate	6.3%	4.2%	2.7%
Expected life of option	5	5	5

     The weighted-average fair value of options granted during 2000, 2001, and 2002 were $6.83, $9.55, and $5.02, respectively.

(7) INCOME TAXES

     The provisions for income tax expense were as follows (in thousands):

	2000	2001	2002

Actual income taxes:
Federal:
Current	$25,420	$24,134	$20,031
Deferred	(1,360)	16	3,398

Total federal	24,060	24,150	23,429

State:
Current	4,784	4,627	3,592
Deferred	(244)	(406)	703

Total state	4,540	4,221	4,295

Foreign — current	—	314	581

Total actual income taxes	$28,600	$28,685	$28,305

     Income taxes differs from the statutory tax rate as applied to earnings before income taxes as follows (in thousands):

	2000	2001	2002

Expected income tax expense	$25,323	$26,584	$26,364
State income tax, net of federal benefit	2,951	2,744	2,767
Rate differential on foreign income	—	(822)	(1,003)
Other	326	179	177

Total provision for income taxes	$28,600	$28,685	$28,305

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2002 are presented below (in thousands):

DEFERRED TAX ASSETS:	2001	2002

Inventory adjustments	$1,749	$2,221
Accrued expenses	1,379	1,354
Allowances for receivables	2,898	1,491
Other	—	163

Total deferred tax assets	6,026	5,229

Deferred tax liabilities:
Prepaid expenses	—	2,401
Deferred revenue	—	1,092
Depreciation of property and equipment	1,222	843
Other	—	190

Total deferred tax liabilities	1,222	4,526

Net deferred tax assets	$4,804	$703

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     Consolidated U.S. income before taxes was $72.4 million, $69.7 million, and $72.2 million for the years ended December 31,

2000, 2001, and 2002, respectively. The corresponding income (loss) before taxes for non-U.S. based operations was ($0.1), $6.3, and $3.1 million for the years ended December 31, 2000, 2001, and 2002, respectively.

     The Company has not provided withholding and U.S. federal income taxes on approximately $9.3 million of undistributed earnings of its foreign subsidiaries because such earnings are or will be invested indefinitely in such subsidiaries or will be offset by approximate credits for foreign taxes paid. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not reinvested indefinitely.

(8) BUSINESS AND CREDIT CONCENTRATIONS

     The Company operates in the footwear industry and generates most of its sales in the United States, although it’s products are sold into various foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable amounted to $102,543,000 and $86,801,000 before allowances for bad debts and sales returns, and chargebacks at December 31, 2001 and 2002, respectively, which generally do not require collateral from customers. Foreign accounts receivable amounted to $24,855,000 and $19,116,000 before allowance for bad debts, sales returns, and chargebacks at December 31, 2001 and 2002, respectively, which generally are collateralized by letters of credit. International net sales amounted to $65,159,000, $121,001,000 and $134,955,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The Company’s credit losses for the years ended December 31, 2000, 2001 and 2002 were $2,511,000, $3,546,000 and $2,654,000, respectively, and did not significantly differ from management’s expectations.

     Net sales to customers in the United States of America exceeded 85% of total net sales for each of the years in the three-year period ended December 31, 2002. Assets located outside of the United States of America consists primarily of cash, accounts receivable, inventory, property and equipment, and other assets and totaled $59,795,000 and $66,850,000, at December 31, 2001 and 2002, respectively.

     During 2000, 2001 and 2002, no customer accounted for 10% or more of net sales. The Company had one customer which accounted for 10.2% of trade accounts receivable at December 31, 2001. No one customer accounted for greater than 10% of trade accounts receivable at December 31, 2002.

     During 2000, the Company had four manufacturers that accounted for between 9.2% and 20.2% each of total purchases. During 2001, the company had four manufacturers that accounted for between 7.9% and 19.9%, each, of total purchases. During 2002, the company had four manufacturers that accounted for between 9.3% and 22.7%, each, of total purchases.

     Substantially all of the Company’s products are produced in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these risk factors have not had a material adverse impact on the Company’s operations.

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

     The Company’s contributions to the plan amounted to $500,000, $702,000 and $788,000 for the years ended December 31, 2000, 2001 and 2002, respectively. As its contribution to the plan in 2002, the Company has committed to issue 83,351 shares of its Class A common stock, the shares will be issued in March 2003. The company’s contribution to the plan for 2001 was 48,072 shares which were issued in 2002. The shares contributed to the plan contain certain restrictions regarding the subsequent sales of those shares.

(10) COMMITMENTS AND CONTINGENCIES

     (a)  Leases

     The Company leases facilities under operating lease agreements expiring through July 2027. The leases are on an all-net basis, whereby the Company pays taxes, maintenance and insurance. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through April 2006. Rent expense for the years ended December 31, 2000, 2001 and 2002 approximated $13,200,000, $18,014,000 and $22,167,000, respectively.

     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through January 2007. The cost of this property and equipment was $15,456,000 with a net book value of $9,315,000 at December 31, 2002.

     Future minimum lease payments under noncancellable leases at December 31, 2002 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES

Year ending December 31:
2003	$3,065	$23,634
2004	3,065	23,461
2005	2,714	22,237
2006	4,721	20,630
2007	1	18,692
Thereafter	—	78,666

	$13,566	$187,320

Less imputed interest	2,180

Present value of net minimum lease payments	$11,386

     The Company leases office space to unrelated third parties under noncancellable operating leases expiring through November 2004, annual rentals are approximately $96,000 and $49,000 for the years ended December 31, 2003 and 2004, respectively.

     (c) Litigation

     On October 28, 2002, Skechers settled the lawsuit captioned RAYMOND MEIER v. SKECHERS USA, INC. that had been filed in the United States District Court for the Southern District of New York (Case No. 02 CV 4139). The settlement is final and the terms are confidential. The obligations assumed will not have a material effect on Skechers’ financial position or results of operations.

On December 13, 2002, Skechers finalized the settlement of various lawsuits pending between Skechers and Heeling Sports Limited and Heeling Management Corporation in the United States District Court for the Central District of California (Case No. 02-1906NM) and the United States District Court for the Eastern District of Texas (Civil Action Nos. 4:02cv101; 4:02cv169). The settlement is final and the terms are confidential. The obligations assumed will not have a material effect on Skechers’ financial position or results of operations.

On November 7, 2002, Fortune Dynamic asserted counterclaims against Skechers in an action captioned SKECHERS USA, INC. et al. v. STEVEN MADDEN LTD., RSV SPORT INC. and FORTUNE DYNAMIC, INC. that Skechers had commenced in the United States District Court for the Central District of California (Case No. 02-07766 PA) asserting claims for, inter alia, patent infringement, dilution and unfair competition. Fortune Dynamics’ counterclaims allege violations of the federal antitrust laws, breach of contract, interference with economic relations and unfair competition. The counterclaims seek, inter alia, compensatory, treble and punitive damages, as well as injunctive relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted by Fortune Dynamic and intends to defend against those claims vigorously. Further, Skechers does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932) asserting similar claims and seeking similar relief on behalf of assistant managers. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted in both class actions and intends to defend against those claims vigorously. Further, Skechers does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

On December 23, 2002, a complaint captioned BRITNEY BRANDS, INC. v. SKECHERS USA, INC. was filed against Skechers in the United States District Court for the Central District of California (Case No. 02-9774 AHM). The complaint, as amended, alleges breach of contract, fraud, trademark infringement, false impression of association, trademark dilution, unfair competition and related claims against Skechers in connection with a merchandising license agreement entered into between the parties relating to Skechers’ line of Britney 4 Wheelers skates. The lawsuit seeks, inter alia, compensatory and punitive damages, imposition of a constructive trust, an accounting and declaratory relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted by Britney Brands and intends to defend against those claims vigorously. Skechers has also asserted counterclaims against Britney Brands. Further, Skechers does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

On February 6, 2003, a complaint captioned ADIDAS AMERICA, INC. and ADIDAS-SALOMON AG v. SKECHERS USA, INC. et al. was filed against Skechers in the United States District Court for the District of Oregon (Case No. CV 03-170 KI). The complaint alleges claims for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising out of Skechers’ alleged use of marks confusingly similar to Adidas’ three stripe mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, as well as injunctive relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted by Adidas and intends to defend against those claims vigorously. Skechers also intends to assert counterclaims against Adidas. Further, Skechers does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

On March 25, 2003, a class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). The complaint alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, final condition or results of operation.

     (c)  Purchase Commitments

     At December 31, 2002, the Company had purchase commitments of approximately $201,287,000.

     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.5% and 1.5% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 2001 and 2002 were $49,255,000 and $51,411,000, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $6,400,000 in 2000, $5,900,000 in 2001, and $2,278,000 in 2002.

     (d)  Compensation

     Certain officers and key employees of the company are entitled to incentive bonuses under employment contracts. The bonuses are based on Company performance.

(11) SEGMENT INFORMATION

In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as described in Note 1. The only reportable segment in which the total assets or total net sales exceeds the quantitative thresholds established by SFAS No. 131 is the domestic wholesale segment. Accordingly, all other segments have been combined for this presentation. Management evaluates segment performance based primarily on revenue and gross margins.

All costs and expenses of the Company are analyzed on an aggregate basis and these costs are not allocated to the Company’s segments. The vast majority of the Company’s capital expenditures related to the retail operations both domestically and internationally. Net sales and gross margins for the domestic wholesale segment and the other segments on a combined basis were as follows (in thousands).

	2000	2001	2002

Net sales
Domestic wholesale	$532,600	$729,900	$682,600
All other	142,436	230,485	260,982

	$675,036	$960,385	$943,582
Gross profit
Domestic wholesale	$214,637	$298,529	$262,118
All other	69,588	107,651	124,555

	$284,225	$406,180	$386,673
Assets
Domestic wholesale	$234,624	$291,704	$352,205
All other	68,776	115,782	130,951

	$303,400	$407,486	$483,156

(12) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized unaudited financial data are as follows (in thousands):

2001	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$227,494	$230,899	$287,900	$214,092
Gross profit	99,314	99,175	122,595	85,096
Net earnings	17,100	16,822	11,378	1,970

Net earnings per share:
Basic	$.48	$.46	$.31	$.05
Diluted	.45	.44	.30	.05

2002	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$244,949	$256,652	$261,147	$180,834
Gross profit	102,524	105,786	108,800	69,563
Net earnings (loss)	20,278	21,258	14,107	(8,607)

Net earnings (loss) per share:
Basic	$.55	$.57	$.38	$(.23)
Diluted	.53	.52	.35	(.23)

SKECHERS U.S.A., INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD

As of December 31, 2000:
Allowance for doubtful accounts	$507,000	$1,526,000	$(737,000)	$1,296,000
Reserve for sales returns and allowances	2,730,000	3,100,000	(1,974,000)	3,856,000
As of December 31, 2001:
Allowance for chargebacks	$—	$3,618,000	$—	$3,618,000
Allowance for doubtful accounts	1,296,000	1,499,000	(1,723,000)	1,072,000
Reserve for sales returns and allowances	3,856,000	390,000	(1,823,000)	2,423,000
As of December 31, 2002:
Allowance for chargebacks	$3,618,000	$1,138,000	$(925,000)	$3,831,000
Allowance for doubtful accounts	1,072,000	1,409,000	(854,000)	1,627.000
Reserve for sales returns and allowances	2,423,000	2,416,000	(1,799,000)	3,040,000

S-1