Form 10-Q
period 2003-03-31
SKECHERS USA INC
filed 2003-05-15
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

     THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 12, 2003: 18,573,536

     THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 12, 2003: 19,206,561

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

INDEX

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

ASSETS

	MARCH 31,	DECEMBER 31,
	2003	2002

Current Assets:
Cash and cash equivalents	$80,578	$124,830
Trade accounts receivable, less allowances of $8,451 in 2003 and $8,498 in 2002	121,158	97,419
Due from officers and employees	796	617
Other receivables	5,637	7,144

Total receivables	127,591	105,180

Inventories	173,973	147,984
Prepaid expenses and other current assets	12,302	14,779
Deferred tax assets	703	703

Total current assets	395,147	393,476
Property and equipment, at cost, less accumulated depreciation and amortization	86,614	83,666
Intangible assets, at cost, less applicable amortization	1,347	356
Other assets, at cost	5,588	5,658

	$488,696	$483,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	$2,495	$2,442
Accounts payable	89,488	88,578
Accrued expenses	11,395	15,696

Total current liabilities	103,378	106,716

4.50% Convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	26,579	27,204

Total liabilities	219,957	223,920
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 18,570 shares and 18,369 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	19	18
Class B Common Stock, $.001 par value; 60,000 shares authorized; 19,207 and 19,317 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	19	19
Additional paid-in capital	102,862	102,109
Accumulated other comprehensive income	3,304	3,016
Retained earnings	162,535	154,074

Total stockholders’ equity	268,739	259,236

	$488,696	$483,156

See accompanying notes to unaudited condensed
consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Net sales	$208,593	$244,949
Cost of sales	118,275	142,425

Gross profit	90,318	102,524
Royalty income, net	271	108

	90,589	102,632

Operating expenses:
Selling expenses	17,620	18,691
General and administrative expenses	57,086	49,632

	74,706	68,323

Earnings from operations	15,883	34,309

Other income (expense):
Interest, net	(2,097)	(2,063)
Other, net	(314)	43

	(2,411)	(2,020)

Earnings before income taxes	13,472	32,289
Income taxes	5,011	12,011

Net earnings	$8,461	$20,278

Net earnings per share:
Basic	$0.22	$0.55

Diluted	$0.22	$0.53

Weighted average shares:
Basic	37,708	36,849

Diluted	41,480	38,172

See accompanying notes to unaudited condensed
consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(In thousands)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$8,461	$20,278
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,874	4,272
Amortization of intangible assets	79	25
Amortization of note offering costs	191	—
Provision for receivables allowances	2,377	894
Loss on disposal of equipment	—	6
Tax effect of non-qualified stock options	8	195
(Increase) decrease in assets:
Receivables	(24,693)	(25,966)
Inventories	(24,543)	46,541
Prepaid expenses and other current assets	2,484	8,002
Other assets	(114)	271
Increase (decrease) in liabilities:
Accounts payable	1,652	(19,113)
Accrued expenses	(4,455)	1,629

Net cash provided by (used in) operating activities	(33,679)	37,034

Cash flows used in investing activities:
Acquisition of Canadian distributor	(2,344)	—
Capital expenditures	(7,726)	(1,798)

Net cash used in investing activities	(10,070)	(1,798)

Cash flows from financing activities:
Net proceeds from short-term borrowings	—	12,472
Proceeds from the exercise of stock options	37	722
Payments on long-term borrowings	(595)	(673)

Net cash provided by (used in) financing activities	(558)	12,521

Net increase (decrease) in cash	(44,307)	47,757
Effect of exchange rates on cash	55	(435)
Cash at beginning of period	124,830	15,554

Cash at end of period	$80,578	$62,876

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,075	$2,195
Income taxes	286	8

     During the three months ended March 31, 2003, the Company issued 83,351 shares of Class A common stock to the Company’s 401k plan with a value of approximately $709,000. In addition, the Company acquired equipment aggregating $23,000 under capital lease obligations.

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

(2)  BUSINESS SEGMENT INFORMATION

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

Certain reclassifications have been made to prior year amounts to be consistent with the current year presentation.

(3)  OTHER COMPREHENSIVE INCOME

The Company operates internationally through the following foreign subsidiaries: Skechers S.a.r.l located in Switzerland, with a functional currency of the U.S. dollar; Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada located in Canada, with a functional currency of the Canadian dollar: Skechers USA Iberia, SL located in Spain, Skechers USA Deutschland, GmbH located in Germany, Skechers USA France SAS located in France, Skechers EDC SPRL located in Belgium, Skechers USA Benelux BV located in the Netherlands, Skechers USA Italia srl, located in Italy, all with a functional currency of the Euro.

	Three-Months Ended
	March 31,

	2003	2002

Net earnings	$8,461	$20,278
Accumulated other comprehensive income:
Foreign currency translation adjustments	288	(435)

Total comprehensive income	$8,749	$19,843

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands):

	Three-Months Ended March 31,

	2003	2002

Net earnings	$8,461	$20,278
Weighted average common shares outstanding	37,708	36,849
Basic earnings per share	$0.22	$0.55

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands):

	Three-Months Ended March 31,

	2003	2002

Net earnings	$8,461	$20,278
After-tax equivalent of interest expense on 4.50% convertible subordinated debt	636	—

Earnings for purposes of computing diluted earnings per share	$9,097	$20,278

Weighted average common shares outstanding	37,708	36,849
Dilutive stock options	306	1,323
Weighted average assumed conversion of 4.50% convertible subordinated notes	3,466	—

Weighted average common shares outstanding	41,480	38,172

Diluted earnings per share	$0.22	$0.53

     Options to purchase 318,000 and 3,697,305 shares of common stock at prices ranging from $18.00 to $29.45 and $7.96 to $29.45 were outstanding at March 31, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive.

(5)  STOCK COMPENSATION

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

In connection with the exercise of options, the Company realized income tax benefits of $8,000 and $ 195,000 in the quarters ended March 31, 2003 and 2002, respectively, that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings and earnings per share would have been (all amounts in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net earnings, as reported	$8,461	$20,278
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(1,095)	(1,468)

Pro forma net earnings for basic pro forma earnings per share	$7,366	$18,810
Add back interest on 4.50% debentures, net of tax	636	—

Pro forma net earnings for diluted pro forma earnings per share	$8,002	$18,810

Pro forma net earnings per share:
Basic	$0.20	$0.51
Diluted	0.19	0.49
Weighted shares
Weighted average	37,708	36,849
Diluted	41,480	38,172

(6)  INTANGIBLE ASSETS

     SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Intangible assets as of March 31, 2003 and December 31, 2002 are as follows (in thousands):

	March 31, 2003	December 31, 2002

Other intangibles	$1,070	$—
Trademarks	451	451
Less accumulated amortization	(174)	(95)

	$1,347	$356

(7)  INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(8)  SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on July 12, 2002, permitting borrowings up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.25% at March 31, 2003) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at March 31, 2003 were $7.3 million. Available borrowings under the line of credit at March 31, 2003 were $152.4 million and no amounts were outstanding at March 31, 2003. The Company pays an unused line of credit fee of 0.25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at March 31, 2003.

(9)  LITIGATION

On November 7, 2002, Fortune Dynamic asserted counterclaims against Skechers in an action captioned SKECHERS USA, INC. et al. v. STEVEN MADDEN LTD., RSV SPORT INC. and FORTUNE DYNAMIC, INC. that Skechers had commenced in the United States District Court for the Central District of California (Case No. 02-07766 PA) asserting claims for, inter alia, patent infringement, dilution and unfair competition. Fortune Dynamics’ counterclaims allege violations of the federal antitrust laws, breach of contract, interference with economic relations and unfair competition. The parties have settled all claims and counterclaims in principle and are currently documenting the agreement. The terms of the settlements are confidential. The terms will not have a material effect on Skechers’ financial position or results of operations.

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

On December 23, 2002, a complaint captioned BRITNEY BRANDS, INC. v. SKECHERS USA, INC. was filed against Skechers in the United States District Court for the Central District of California (Case No. 02-9774 AHM). The claims and counterclaims have been settled in principle and the parties are in the process of documenting the settlement. The terms are confidential and will not have a material effect on Skechers’ financial position or results of operations.

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

On March 25, 2003, a class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). The complaint alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 2, 2003, a class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). The complaint alleges violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, costs, and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). The complaint alleges violations of California Corporation Code § 25402 and breach of fiduciary duty. The complaint seeks treble damages, imposition of a constructive trust, and costs. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). The complaint alleges violations of California Corporation Code § 25402 and breach of fiduciary duty. The complaint seeks treble damages, imposition of a constructive trust, and costs. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). The complaint alleges violations of California Corporation Code § 25402, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 15, 2003, a class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). The complaint alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On May 6, 2003, a class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). The complaint alleges violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

On May 9, 2003, a class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). The complaint alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operation.

(10)  STOCKHOLDERS’ EQUITY

During the three-months ended March 31, 2003, certain Class B stockholders converted 111,056 shares of Class B common stock into an equivalent number of Class A common stock.

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

	Three Months Ended March 31,

	2003	2002

Net sales
Domestic wholesale	$147,297	$184,849
All other	61,296	60,100

	$208,593	$244,949

Gross profit
Domestic wholesale	$58,441	$73,088
All other	31,877	29,436

	$90,318	$102,524

	March 31, 2003	December 31, 2002

Assets
Domestic wholesale	$365,411	$328,080
All other	123,285	155,076

	$488,696	$483,156

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

The only reportable segment in which the total assets or total net sales exceeds the quantitative thresholds established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the domestic wholesale segment. Accordingly, all other segments are combined. Management evaluates segment performance based primarily on revenue and gross margins.

The substantial portion of our revenues are derived from the domestic wholesale segment. Domestic wholesale segment sales were 70.6% and 75.5% of total sales for the three months ended March 31, 2003 and 2002, respectively. Typically, retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales formats, international wholesale sales, international retail sales, or international distributor sales individually comprised more than 10% of our consolidated net sales for the three months ended March 31, 2003 and 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations in aggregate dollar amounts and as a percentage of net sales:

	THREE-MONTHS ENDED
	MARCH 31,

	2003		2002

Net sales	$208,593	100.0%	$244,949	100.0%
Cost of sales	118,275	56.7%	142,425	58.1%

Gross profit	90,318	43.3%	102,524	41.9%
Royalty income, net	271	0.1%	108	0.0%

	90,589	43.4%	102,632	41.9%

Operating expenses:
Selling	17,620	8.4%	18,691	7.6%
General and administrative	57,086	27.4%	49,632	20.3%

	74,706	35.8%	68,323	27.9%

Earnings from operations	15,883	7.6%	34,309	14.0%
Interest, net	(2,097)	(1.0%)	(2,063)	(0.8%)
Other, net	(314)	(0.2%)	43	0.0%

Earnings before income taxes	13,472	6.5%	32,289	13.2%
Income taxes	5,011	2.4%	12,011	4.9%

Net earnings	$8,461	4.1%	$20,278	8.3%

Net Sales

Net sales for the three-months ended March 31, 2003 were $208.6 million, compared to $244.9 million for the three months ended March 31, 2002. The decrease in net sales was due to the reduction in domestic wholesale segment sales. Domestic wholesale segment sales were $147.3 million for the three months ended March 31, 2003, compared to $184.8 million for the three months ended March 31, 2002. Domestic wholesale segment volume decreased to 8.6 million pairs for the three months ended March 31, 2003, compared to 10.2 million pairs during the same period in 2002. The decrease in domestic wholesale segment sales was due to reduced sales in most of the men’s, women’s and kids’ lines, offset by increased sales in the Somethin’ Else From Skechers junior women’s line and the Skechers Work line launched in the third quarter of 2002.

Our distributor sales decreased 15.5% during the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The decrease was primarily due to reduced sales into South America, and, to a lesser extent, the Asia and the Pacific Rim regions. International wholesale sales increased 11.8% during the three months ended March 31, 2003, compared to the same period in 2002. The increase was due to our international expansion, in which we added Spain, the Netherlands, and Canada subsequent to March 31, 2002. Our international retail sales increased 46.2% during the three months ended March 31, 2003, compared to the same period in 2002, due primarily to the increase in the number of international retail stores.

During 2002, we continued our international expansion as we established subsidiaries in Canada, Spain, and the Netherlands. In addition, during the first quarter of 2003 we established a subsidiary in Italy and will begin selling direct to wholesalers during the second quarter ended June 30, 2003. We continually evaluate international regions where we can transition our business model and any additional expansion is based on the results of those evaluations.

Our domestic retail store sales increased 6.7% during the three months ended March 31, 2003, compared to the same period in 2002. The increase was due to the addition of 18 stores subsequent to March 31, 2002, eight of which were concept and five each of factory outlet and warehouse outlet stores. We currently estimate that we will open 25-30 new domestic retail stores during fiscal 2003, compared to 13 in 2002, six of which have been opened to date.

Our sales for the three months ended March 31, 2003 were adversely affected by the overall political and economic environment, apprehensive consumer spending and reduced retail activity. As a result of continuing challenging conditions, we currently anticipate that sales for the second quarter ended June 30, 2003, will be approximately $200 to $210 million, compared to $256.7 million during the three months ended June 30, 2002.

Gross profit

Gross profit for the three months ended March 31, 2003 was $90.3 million, compared to $102.5 million during the three months ended March 31, 2002. Gross margin was 43.3% for the three months ended March 31, 2003 compared to 41.9% during the same period of 2002. Gross margin for the domestic wholesale segment for the three months ended March 31, 2003 was 39.7% slightly above the gross margin for the three months ended March 31, 2002 of 39.5%. The increase in overall gross margin during the three months ended March 31, 2003 compared to the same three months in 2002 was due to higher margins from our international wholesale channel, a result of our direct selling efforts, and domestic retail sales becoming a higher percentage of total net sales.

We currently anticipate margin reductions during the remainder of 2003, as we believe that freight costs will increase during the remainder of the calendar 2003.

Selling expenses

Selling expenses, which consists primarily of advertising and production costs, tradeshows and commissions, for the three months ended March 31, 2003 were $17.6 million compared to $18.7 million for the three months ended March 31, 2002. Selling expenses as a percent of net sales were 8.4% for the three months ended March 31, 2003, compared to 7.6% for the three months ended March 31, 2002. The decrease in absolute dollars was due to reduced advertising and promotional costs and sales commissions partially offset by higher trade show costs. We currently anticipate an increase in selling expenses during the second quarter ended June 30, 2003, compared to the quarter ended March 31, 2003, as we launch an aggressive advertising campaign through a combination of print, radio, and television ads.

Advertising expense as a percent of net sales was 6.2% for the three months ended March 31, 2003 compared to 5.6% for the three months ended March 31, 2002. Advertising expense of 6.2% of net sales is lower than our usual spend of approximately 8%-10% of net sales, as such, we currently anticipate increasing our advertising expenditures during the second quarter ending June 30, 2003 to be approximately 10% of net sales. The actual advertising percent of net sales may differ if our currently anticipated sales levels are not achieved.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2003 were $57.1 million compared to $49.6 million during the three months ended March 31, 2002. As a percent of sales general and administrative expenses were 27.4% for the three months ended March 31, 2003 compared to 20.3% for the three months ended March 31, 2002. The increase in general and administrative expenses was primarily due to increased rent of approximately $1.8 million, additional depreciation of $650,000, and personnel service costs and related taxes of $3.0 million. The increase in general and administrative expenses were due to the addition of 18 domestic and three international retail stores, and establishing international subsidiaries in Spain, Canada, and the Netherlands, including our distribution center in Liege, Belgium which began shipping in December 2002.

As our sales growth accelerated through 2001 and the first half of 2002, we focused on investing in our infrastructure to support our expected increase in sales. We invested in our international expansion with the establishment of international subsidiaries and showrooms to present our products to prospective accounts, sales and administrative staff to support our international sales, and more recently with the establishment of our distribution center in Belgium, to distribute product to our international customers and our retail stores. Given the level of investment in our infrastructure, many of our costs are fixed in the short term, hence when sales decline we realize a deleveraging of our expenses. We realized a deleveraging of our cost structure during the three months ended March 31, 2003, and based on current estimates, we expect a certain level of deleveraging during the second quarter ended June 30, 2003, as we currently expect sales to be $200 to $210 million compared to $256.7 million in the three months ended June 30, 2002.

Interest

Interest expense for the three months ended March 31, 2003 was $2.1 million consistent with the interest for the three months ended March 31, 2002.

Other, net

Other net was an expense of $314,000 for the three months ended March 31, 2003, compared to income of $43,000 for the three months ended March 31, 2002. The change in other net was primarily due to reduced rent revenue from the leasing of office space at one of our corporate facilities and reduced legal settlements received.

Income taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the three months ended March 31, 2003 was consistent with the rate for the three months ended March 31, 2002 of 37.2%

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2003 was $291.8 million, an increase of $5.0 million from working capital of $286.8 million at December 31, 2002. Our cash and cash equivalents at March 31, 2003 were $80.6 million compared to $124.8 million at December 31, 2002. During the three months ended March 31, 2003, we used $33.7 million in cash for our operating activities compared to cash provided by operating activities of $37.0 million for the three months ended March 31, 2002. The net use of cash during the three months ended March 31, 2003, compared to the same period in 2002, from operating activities was due to our increased investment in inventory of $24.5 million, resulting from our aggressive inventory position to fill a higher level of at once orders that did not achieve our anticipated levels during the first quarter ended March 31, 2003, and increased receivables of $24.7 million reflecting the normal seasonality of our business. The other factors impacting operating cash flows were reduced earnings of $11.8 million over the prior year and increased float of accounts payable.

Net cash used in investing activities was $10.1 million for the three months ended March 31, 2003, compared to $1.8 million during the three months ended March 31, 2002. Capital expenditures incurred to date consist primarily of domestic retail store additions of $4.2 million, and equipment and leasehold improvements at our international retail stores and Belgium distribution center of $2.8 million. To date, we have opened six domestic and one international retail stores, and currently anticipate opening 30-35 stores in total during fiscal 2003. We currently expect our total company capital expenditures for the year ending December 31, 2003 to be approximately $25-$30 million. In addition, we spent $2.3 million related to the acquisition of our Canadian distributor, of which $1.3 million related to the repurchase of inventory. We initiated our direct selling efforts in Canada during the three months ended March 31, 2003.

Net cash used in financing activities was $558,000 during the three months ended March 31, 2003, compared to net cash provided by investing activities of $12.5 million during the three months ended March 31, 2002. The decrease in net cash provided by financing activities was due to reduced short-term borrowings, which were repaid in April 2002 with a portion of the proceeds from the issuance of our convertible notes, and, to lesser extent, reduced cash provided from the exercise of stock options.

In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible in shares of our Class A common stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year, and commenced on October 15, 2002. The notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.5089 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future Senior Debt, as defined in the indenture. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including Senior Debt, or our subsidiaries’ incurrence of indebtedness. Net proceeds from the sale of the notes were $86.2 million.

Our line of credit facility, as amended on July 12, 2002, provides for borrowings of up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.25% at March 31, 2003) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at March 31, 2003 were $7.3 million. Available borrowings under the line of credit at March 31, 2003 were $152.4 million and no amounts were outstanding at March 31, 2003. We pay an unused line of credit fee of 0.25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at March 31, 2003.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the three months ending March 31, 2003, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RISK FACTORS

     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating us and our business.

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

OUR BUSINESS MAY BE NEGATIVELY IMPACTED AS A RESULT OF CHANGES IN THE ECONOMY.

     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy, our net sales for 2002 and the first quarter of 2003 were lower than anticipated. This lower level of sales adversely affected our operating results for 2002 and first quarter 2003 and could continue to do so for the remainder of 2003 and beyond.

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

     In particular, because substantially all of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacture of our products and would materially adversely affect our operations. Uncertainty regarding the short-term and long-term effects of the severe acute respiratory syndrome (“SARS”) crisis, specifically in China, and throughout the Far East, could severely interfere with the manufacture of our products, which would materially adversely affect our operations.

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

     As of May 7, 2003, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 77.2% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of May 7, 2003, Mr. Greenberg held approximately 70.4% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 91.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Interest rate fluctuations. At March 31, 2003, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

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

New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, (“SFAS 143”), “Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of leases. The adoption of SFAS 143 did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other”. This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. This interpretation is effective for fiscal years ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. (See Note 5 “Stock Compensation”).

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial statements.

In November 2002, the EITF published Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. Rebates, reimbursements, incentives or the like received from suppliers should be accounted for under EITF 02-16. Rebates or refunds of a specified amount of cash consideration that is exchanged pursuant to a binding arrangement, only if the reseller completes a specified cumulative level of purchases or remains a reseller of the vendor’s products for a specified time period, should be recognized as a reduction of the cost of sales. Recognition should be based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate or refund provided the amounts are probable and reasonably estimate. The guidance in this Issue is effective for incentives entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company’s financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 2, 2003, a class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). The complaint alleges violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, costs, and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). The complaint alleges violations of California Corporation Code § 25402 and breach of fiduciary duty. The complaint seeks treble damages, imposition of a constructive trust, and costs. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). The complaint alleges violations of California Corporation Code § 25402 and breach of fiduciary duty. The complaint seeks treble damages, imposition of a constructive trust, and costs. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). The complaint alleges violations of California Corporation Code § 25402, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 15, 2003, a class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). The complaint alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On May 6, 2003, a class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). The complaint alleges violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

On May 9, 2003, a class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). The complaint alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

On December 23, 2002, a complaint captioned BRITNEY BRANDS, INC. v. SKECHERS USA, INC. was filed against Skechers in the United States District Court for the Central District of California (Case No. 02-9774 AHM). The claims and counterclaims have been settled in principle and the parties are in the process of documenting the settlement. The terms are confidential and will not have a material effect on the Company’s financial position or results of operations.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operation.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS — Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES — Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5. OTHER INFORMATION — Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

     (a)  Exhibits

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

The Registrant did not file any current reports on Form 8-K during the three months ended March 31, 2003, although subsequent to March 31, 2003, the Registrant filed one current report on Form 8-K.

On April 24, 2003, pursuant to Item 12, “Results of Operations and Financial Condition,” in accordance with interim guidance promulgated by the Securities and Exchange Commission in Release No. 34-47583 that was issued on March 27, 2003.

On April 25, 2003, under Item 12 — Results of Operation and Financial Condition. Regarding the Registrant’s announcement on April 24, 2003 of its financial results for the first quarter ended March 31, 2003. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K. Further, on April 24, 2003, the Registrant held a conference call and audio web cast regarding its financial results for the first quarter ended March 31, 2003. A transcript of the call and audio web cast was furnished as Exhibit 99.2 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A, INC.

Dated: May 14, 2003	/S/ David Weinberg David Weinberg Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert Greenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003 of Skechers U.S.A., Inc.

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

Date: May 14, 2003

/S/ Robert Greenberg Robert Greenberg, Chief Executive Officer

CERTIFICATIONS

I, David Weinberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003 of Skechers U.S.A., Inc.

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

Date: May 14, 2003

/S/ David Weinberg David Weinberg, Chief Financial Officer