Form 10-Q
period 2003-06-30
SKECHERS USA INC
filed 2003-08-14
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 11, 2003: 18,726,539

     THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 11, 2003: 19,196,561

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December, 31
	2003	2002

ASSETS
Current Assets:
Cash	$41,530	$124,830
Trade accounts receivable, less allowances of $10,965 in 2003 and $8,498 in 2002	154,865	97,419
Due from officers and employees	909	617
Other receivables	6,538	7,144

Total receivables	162,312	105,180
Inventories	217,123	147,984
Prepaid expenses and other current assets	13,784	14,779
Deferred tax assets	703	703

Total current assets	435,452	393,476

Property and equipment, at cost, less accumulated depreciation and amortization	86,760	83,666
Intangible assets, at cost, less applicable amortization	2,299	356
Other assets	5,578	5,658

	$530,089	$483,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	$3,046	$2,442
Accounts payable	127,360	88,578
Accrued expenses	12,815	15,696

Total current liabilities	143,221	106,716

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	27,659	27,204

Total long term debt	117,659	117,204

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued	—	—
and outstanding
Class A Common Stock, $.001 par value; 100,000 shares authorized; 18,575 and 18,369 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	19	18
Class B Common Stock, $.001 par value; 60,000 shares authorized; 19,207 and 19,317 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	19	19
Additional paid-in capital	103,731	102,109
Accumulated other comprehensive income	5,030	3,016
Retained earnings	160,410	154,074

Total stockholders’ equity	269,209	259,236

	$530,089	$483,156

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,

	2003	2002

Net sales	$229,278	$256,652
Cost of sales	139,683	150,866

Gross profit	89,595	105,786
Royalty income, net	454	317

	90,049	106,103

Operating expenses:
Selling	28,838	21,371
General and administrative	61,073	48,853

	89,911	70,224

Earnings from operations	138	35,879

Other income (expense):
Interest, net	(2,438)	(2,565)
Other, net	(36)	483

	(2,474)	(2,082)

Earnings (loss) before income taxes	(2,336)	33,797
Income taxes (benefit)	(211)	12,539

Net earnings (loss)	$(2,125)	$21,258

Net earnings (loss) per share:
Basic	$(0.06)	$0.57

Diluted	$(0.06)	$0.52

Weighted average shares:
Basic	37,782	37,119

Diluted	37,782	41,909

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Six-Months Ended June 30,

	2003	2002

Net sales	$437,871	$501,601
Cost of sales	257,958	293,291

Gross profit	179,913	208,310
Royalty income, net	725	425

	180,638	208,735

Operating expenses:
Selling	46,458	40,062
General and administrative	118,159	98,485

	164,617	138,547

Earnings from operations	16,021	70,188

Other income (expense):
Interest, net	(4,535)	(4,628)
Other, net	(350)	526

	(4,885)	(4,102)

Earnings before income taxes	11,136	66,086
Income taxes	4,800	24,550

Net earnings	$6,336	$41,536

Net earnings per share:
Basic	$0.17	$1.12

Diluted	$0.17	$1.05

Weighted average shares:
Basic	37,746	36,988

Diluted	38,042	40,187

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$6,336	$41,536
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,375	8,569
Amortization of intangible assets	252	51
Provision for inventory	1,292	—
Provision for bad debts and returns	2,680	1,191
Amortization of convertible subordinated notes offering costs	383	159
(Gain) loss on disposal of equipment	(10)	6
Tax benefit of non-qualified stock options	21	2,540
(Increase) decrease in assets:
Receivables	(59,259)	(67,787)
Inventories	(68,930)	18,677
Prepaid expenses and other current assets	1,047	6,006
Other assets	(254)	100
Increase in liabilities:
Accounts payable	39,785	43,260
Accrued expenses	(3,025)	643

Net cash provided by (used in) operating activities	(69,307)	54,951

Cash flows used in investing activities-
Acquisition of Canadian distributor	(2,344)	—
Purchase of intellectual property	(1,125)	—
Proceeds from the sale of fixed assets	16	—
Capital expenditures	(10,726)	(4,212)

Net cash used in investing activities	(14,179)	(4,212)

Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of offering costs	—	86,175
Proceeds from issuance of common stock	893	5,226
Net repayments of short-term borrowings	—	(84,175)
Repayments on long-term borrowings	(1,200)	(1,315)

Net cash provided by (used in) financing activities	(307)	5,911
Effects of exchange rates on cash	493	2,386

Net increase (decrease) in cash	(83,300)	59,036
Cash at beginning of period	124,830	15,554

Cash at end of period	$41,530	$74,590

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,425	$3,579
Income taxes	3,246	18,628

     During the six months ended June 30, 2003, the Company issued 83,351 shares of Class A common stock to the Company’s 401k plan with a value of approximately $709,000. In addition, the Company acquired equipment aggregating $2,260,000 under capital lease obligations.

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

Detail segment information is provided in note 12.

(3) RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to be consistent with the current year presentation.

(4) OTHER COMPREHENSIVE INCOME

The Company operates internationally through the following foreign subsidiaries: Skechers S.a.r.l located in Switzerland, with a functional currency of the U.S. dollar; Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, SL located in Spain, Skechers USA Deutschland, GmbH located in Germany, Skechers USA France SAS located in France, Skechers EDC SPRL located in Belgium, Skechers USA Benelux BV located in the Netherlands, Skechers USA Italia srl, located in Italy, all with a functional currency of the Euro.

Total comprehensive income is as follows (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,

	2003	2002	2003	2002

Net earnings (loss)	$(2,125)	$21,258	$6,336	$41,536
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	1,726	2,821	2,014	2,386

Total comprehensive income (loss)	$(399)	$24,079	$8,350	$43,922

(5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes common stock equivalents, which would arise from the exercise of stock options using the treasury stock method, the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, if their effects are dilutive.

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,

Basic earnings per share	2003	2002	2003	2002

Net earnings (loss)	$(2,125)	$21,258	$6,336	$41,536
Weighted average common shares outstanding	37,782	37,119	37,746	36,988
Basic earnings (loss) per share	$(0.06)	$0.57	$0.17	$1.12

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings per share	2003	2002	2003	2002

Net earnings (loss)	$(2,125)	$21,258	$6,336	$41,536
After-tax equivalent of interest expense on 4.50% convertible subordinated debt	—	554	—	554

Earnings (loss) for purposes of computing diluted earnings per share	$(2,125)	$21,812	$6,336	$42,090

Weighted average common shares outstanding	37,782	37,119	37,746	36,988
Dilutive stock options	—	1,785	296	1,648
Weighted average assumed conversion of 4.50% convertible subordinated notes	—	3,005	—	1,551

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings per share	2003	2002	2003	2002

Weighted average common shares outstanding	37,782	41,909	38,042	40,187

Diluted earnings (loss) per share	$(0.06)	$0.52	$0.17	$1.05

There were 5,480,484 and 301,500 options outstanding that were not included in the computation of diluted earnings per share for the three-month period ended June 30, 2003 and 2002, respectively. There were 3,979,571 and 310,000 options outstanding that were not included in the computation of diluted earnings per share for the six-month period ended June 30, 2003 and 2002, respectively. The options outstanding that were not included in the computation of diluted earnings per share were excluded because their effect would have been anti-dilutive. The effects of the 4.50% convertible notes were excluded from the calculation of earnings (loss) per share for the three and six months ended June 30, 2003, since they were anti-dilutive.

(6) STOCK COMPENSATION

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had the Company’s stock option and stock purchase plan been accounted for under SFAS No.123, net income (loss) and earnings (loss) per share would have been reduced to the following pre-forma amounts (in thousands, except per share data):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002

Net earnings (loss), as reported	$(2,125)	$21,258	$6,336	$41,536
Deduct total stock-based employee compensation expense under fair value- based method for all awards , net of tax	(247)	(639)	(1,604)	(2,110)

Pro forma net earnings (loss) for basic pro forma earnings per share	$(2,372)	$20,619	$4,732	$39,426
Add back interest on 4.50% debentures, net of tax	—	554	—	554

Pro forma net earnings (loss) for diluted pro forma earnings (loss) per share	$(2,372)	$21,173	$4,732	$39,980

Pro forma net earnings (loss) per share:
Basic	$(0.06)	$0.56	$0.13	$1.07
Diluted	$(0.06)	0.51	0.12	0.99
Weighted shares
Weighed average	37,782	37,119	37,746	36,988
Diluted	37,782	41,909	38,042	40,187

In connection with the exercise of options, the Company realized income tax benefits of $21,000 and $ 2,540,000 during the six months ended June 30, 2003 and 2002, respectively, which have been credited to additional paid-in capital.

(7) INTANGIBLE ASSETS

     SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Intangible assets as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

	June 30, 2003	December 31, 2002

Intellectual property	$1,125	$—
Other intangibles	1,070	—
Trademarks	451	451
Less accumulated amortization	(347)	(95)

	$2,299	$356

(8) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(9) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on July 12, 2002, permitting borrowings up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.0% at June 30, 2003) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at June 30, 2003 were $8.7 million. Available borrowings under the line of credit at June 30, 2003 were $193.9 million and no amounts were outstanding at June 30, 2003. The Company pays an unused line of credit fee of 0.25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at June 30, 2003.

(10) LITIGATION

On November 7, 2002, Fortune Dynamic asserted counterclaims against Skechers in an action captioned SKECHERS USA, INC. et al. v. STEVEN MADDEN LTD., RSV SPORT INC. and FORTUNE DYNAMIC, INC. that Skechers had commenced in the United States District Court for the Central District of California (Case No. 02-07766 PA) asserting claims for, inter alia, patent infringement, dilution and unfair competition. Fortune Dynamics’ counterclaims allege violations of the federal antitrust laws, breach of contract, interference with economic relations and unfair competition. The parties have settled all claims and counterclaims, settlement documents have been executed and the matters dismissed. The terms of the settlements are confidential. The terms will not have a material effect on Skechers’ financial position or results of operations.

On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932) asserting similar claims and seeking similar relief on behalf of assistant managers. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted in both class actions and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability however, and does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

On December 23, 2002, a complaint captioned BRITNEY BRANDS, INC. v. SKECHERS USA, INC. was filed against Skechers in the United States District Court for the Central District of California (Case No. 02-9774 AHM). The claims and counterclaims have been settled, the parties have documented the settlement and are circulating the final draft for execution. The terms are confidential and did not have a material effect on Skechers’ financial position or results of operations.

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

In July 2003, the court in the five federal securities class actions above, all pending in the United States District Court for the Central District of California, has ordered the case consolidated and a consolidated complaint to be filed and served within sixty days, by on or about September 16, 2003.

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

On July 11, 2003 MG Footwear Inc., commenced a lawsuit against Skechers in the United States District Court for the District of New Jersey, MG FOOTWEAR, LLC v. SKECHERS USA, INC., Case No. 03-3252 (DMC), alleging inducement of breach of contract and interference with contractual relations between MG Footwear and Yakira, LLC. The suit seeks fifty million dollars in punitive damages. The matter was just served and the Company has not yet answered. The Company plans on defending the allegations vigorously and believes the claims are totally without merit. Nonetheless, it is way too early to predict the outcome and predict whether the outcome will have an adverse impact on the results of Company operations or financial results.

We occasionally become involved in litigation arising from the normal course of business, with respect to the above cases, we are unable to determine the extent of any liability that may arise. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operation.

(11) STOCKHOLDERS’ EQUITY

During the three and six months ended June 30, 2003, certain Class B stockholders converted 0 and 111,056 shares of Class B common stock into an equivalent number of Class A common stock, respectively.

(12) SEGMENT INFORMATION

In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as described in Note 2. The only reportable segment in which the total assets or total net sales exceeds the quantitative thresholds established by SFAS No. 131 is the domestic wholesale segment. Accordingly, all other segments have been combined for this presentation. Management evaluates segment performance based primarily on revenue and gross margins.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales
Domestic wholesale	$158,772	$188,542	$306,069	$373,391
All other	70,506	68,110	131,802	128,210

	$229,278	$256,652	$437,871	$501,601
Gross profit
Domestic wholesale	$55,018	$73,382	$113,459	$146,470
All other	34,577	32,404	66,454	61,840

	$89,595	$105,786	$179,913	$208,310

	June 30, 2003	December 31, 2002

Assets
Domestic wholesale	$412,349	$328,080
All other	117,740	155,076

	$530,089	$483,156

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate.

Risks and uncertainties that could affect our actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of Skechers are set forth in “Risk Factors” and elsewhere in this report.

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

DISTRIBUTORS. Internationally, we sell our footwear to our foreign distributors who distribute such footwear to department stores and specialty retail stores in Asia, Latin America, South America and numerous other countries and territories.

The substantial portion of our revenues are derived from domestic wholesale sales. Typically, retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales formats, international wholesale sales, international retail sales, or international distributor sales individually comprised more than 10% of our consolidated net sales for the three months or six months ended June 30, 2003 and 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations as a percentage of net sales (in thousands):

	Three-Months Ended June 30,				Six-Months Ended June 30,

	2003		2002		2003		2002

Net sales	$229,278	100.0%	$256,652	100.0%	$437,871	100.0%	$501,601	100.0%
Cost of sales	139,683	60.9	150,866	58.8	257,958	58.9	293,291	58.5

Gross profit	89,595	39.1	105,786	41.2	179,913	41.1	208,310	41.5
Royalty income, net	454	0.2	317	0.1	725	0.1	425	0.1

	90,049	39.3	106,103	41.3	180,638	41.2	208,735	41.6

Operating expenses:
Selling	28,838	12.6	21,371	8.3	46,458	10.6	40,062	8.0
General and administrative	61,073	26.6	48,853	19.0	118,159	27.0	98,485	19.6

	89,911	39.2	70,224	27.3	164,617	37.6	138,547	27.6

Earnings from operations	138	0.1	35,879	14.0	16,021	3.6	70,188	14.0
Interest expense, net	(2,438)	(1.1)	(2,565)	(1.0)	(4,535)	(1.0)	(4,628)	(0.9)
Other, net	(36)	—	483	0.2	(350)	—	526	0.1

Earnings (loss) before income taxes	(2,336)	(1.0)	33,797	13.2	11,136	2.6	66,086	13.2
Income taxes	(211)	(0.1)	12,539	4.9	4,800	1.1	24,550	4.9

Net earnings (loss)	$(2,125)	(0.9)%	$21,258	8.3%	$6,336	1.5%	$41,536	8.3%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Sales

Net sales for the three months ended June 30, 2003 were $229.3 million, a decrease of 10.7% when compared to $256.7 million for the three months ended June 30, 2002. The decrease in net sales was due to reduced domestic wholesale segment sales, which decreased 15.8% to $158.8 million for the three months ended June 30, 2003, from $188.5 million during the three months ended June 30, 2002. Domestic wholesale sales volume decreased 1.5% to 9.36 million pairs during the three months ended June 30, 2003 when compared to 9.50 million pairs during the same three months in 2002. The average price per pair for the domestic wholesale sales segment for the three months ended June 30, 2003 decreased 14.5% to $16.97 from $19.85 per pair during the three months ended June 30, 2002. Sales reductions during the three months ended June 30, 2003 were noted in Women’s Sport, Kids, and Men’s USA, partially offset by increases in Men’s Sport, Somethin’ Else from Skechers, our junior women’s line, and the new Work line launched in the third quarter of 2002.

Our other segment sales consist of international wholesale sales, distributor sales, international and domestic retail sales, and e-commerce sales. Our direct international wholesale sales increased 13.5% primarily from the expansion of our direct selling efforts into Canada, Spain, and the Benelux region since June 30, 2002. Our distributor sales decreased 10.3% during the three months ended June 30, 2003, compared to the three months ended June 30, 2002, the decrease was primarily related to reduced sales into Japan, Taiwan, and South America offset by smaller increases into various other smaller countries. Our international retail sales increased 66.5% during the three months ended June 30, 2003 compared to the same three months in 2002, due to the addition of two stores, in Spain and Canada. To date we have opened two international retail stores, and we currently anticipate opening four additional international retail stores during the remainder of our fiscal year ending December 31, 2003.

Our domestic retail sales increased 8.2% due to the addition of 18 stores since July 1, 2002. The store additions consist of eight concept, four outlet, and six warehouse. Through the six months ended June 30, 2003, we have opened ten domestic retail stores. We currently estimate that we will open an additional 10-15 stores during the remainder of our fiscal year ending December 31, 2003.

The ongoing political and economic environment coupled with a difficult retail environment in which consumers are spending less, or are pursuing discounted or sale priced items, has adversely impacted our sales during 2003. As such, we currently anticipate that sales for the third quarter ended September 30, 2003 to be approximately $205 to $215 million compared to $261.1 million for the three months ended September 30, 2002.

Gross Profit

Gross profit for the three months ended June 30, 2003 was $89.6 million compared to $105.8 million for the three months ended June 30, 2002. Gross margin was 39.1% for the three months ended June 30, 2003 compared to 41.2% for the same period in 2002. The decrease in gross margin was primarily due to reduced margins in our domestic wholesale segment, which were 34.7% for the three months ended June 30, 2003 compared to 37.1% in the same period of 2002. The decrease in domestic wholesale margin was due to a 14.5% reduction in the average price per pair sold, a higher level of clearance product sold, aggressive pricing strategies to reduce our inventory levels, and a higher overall level of discounts and allowances to increase sell throughs at the retail level, when compared to the same period in 2002. Offsetting the margin decrease from the domestic wholesale segment were increased margins in our international wholesale and retail distribution channels and domestic retail, which has higher gross margins than the domestic wholesale segment, becoming a larger part of total net sales.

During the fourth quarter of 2002 and continuing through the second quarter of 2003, we significantly increased our commitment to inventory to take advantage of our anticipated level of at once orders during 2003. However, our at once orders have not achieved the levels that we had anticipated resulting in higher than expected inventory levels. In order to reduce our inventory, we will continue our aggressive pricing strategy and accommodative stance with our wholesale accounts in order to increase retail sell-throughs, this coupled with a recent increase in cargo costs, will put continued pressure on our domestic wholesale segment margins during the three months ended September 30, 2003, and possibly the fourth quarter ended December 31, 2003, from those realized during the second quarter ended June 30, 2003 of 34.7%.

Selling Expenses

Selling expenses for the three months ended June 30, 2003 were $28.8 million compared to $21.4 million for the same three-month period in 2002. Selling expenses as a percentage of net sales was 12.6% for the three months ended June 30, 2003 compared to 8.3% for the three months ended June 30, 2002. The increase in selling expenses was primarily due to increased advertising and promotional costs offset by lower sales commissions and trade show expenses. Advertising expense as a percentage of net sales for the three months ended June 30, 2003 was 10.5% compared to 6.6% for the three months ended June 30, 2002. The increase in advertising expenses was due to Easter taking place in April in 2003 as compared to March in the prior year, and the increase in the number of international and domestic media print ads and the development of a new kids television commercial that aired on both regular and cable television to drive demand at the retail level in order to reduce our inventory levels. The increase in advertising expenses during the three months ended June 30, 2003 was approximately $7.1 million over the spending levels during the three months ended June 30, 2002.

Advertising expense as a percent of net sales was 10.5% for the three months ended June 30, 2003 compared to 6.6% for the same three-month period in 2002. Advertising expense of 10.5% of net sales is at the higher end of our usual spend of approximately 8%-10% of net sales. We currently anticipate that our advertising expenses for the three months ended September 30, 2003 will be approximately 6%-8% of net sales, although, actual advertising percent of net sales may differ if our currently anticipated sales levels are not achieved.

General and Administrative Expenses

General and administrative expenses were $61.1 million during the three months ended June 30, 2003 compared to $48.9 million for the three months ended June 30, 2002. General and administrative expenses for the three months ended June 30, 2003 were 26.6% of net sales compared to 19.0% for the same three-month period in 2002. The increase in general and administrative expenses were due to additional salaries, wages, benefits and related taxes of $4.8 million, rent of $2.5 million, depreciation of $1.2 million, and insurance of $1.0 million, all of which increased due to the addition of 18 domestic and four international retail stores, establishment of subsidiaries in Canada, the Benelux Region, Italy and our distribution center in Belgium.

Since fiscal 2001 through the recently completed quarter with our investment in Italy, we have invested in our international expansion with the establishment of international subsidiaries, and showrooms to present our products to prospective accounts, sales and administrative staff to support our international sales, and most significantly with our distribution center in Belgium, to distribute product to our international customers. Given the level of investment in our infrastructure, many of our costs are fixed in the short term, hence when sales decline we realize a deleveraging of our expenses. We realized a deleveraging of our cost structure during the three months ended June 30, 2003, and based on current estimates, we expect a certain level of deleveraging during the third quarter ending September 30, 2003, as we currently expect sales to be $205 to $215 million compared to $261.1 million during the three months ended September 30, 2002. Management continually reviews our expense structure in order to achieve cost savings and efficiency in our operations.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $2.4 million consistent with interest expense for the three months ended June 30, 2002 of $2.6 million.

Other Income, Net

Other income, net was an expense of $36,000 compared to income of $483,000 for the three months ended June 30, 2002, the decrease was due to decreased rent revenue earned from leasing office space at one of our corporate headquarters and reduced legal settlements.

Income Taxes

The income tax provision for the three months ended June 30, 2003 was a benefit of $211,000. The benefit was adversely affected by approximately $800,000 to adjust the tax provision to the current projected annual tax rate of 43.1%, which is higher than the rate projected for the three months ended March 31, 2003. The increase in the effective tax rate is due to a reduction in the tax benefits provided by our international structure as a result of current lower estimated annual profits from our international operations.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Sales

Net sales for the six months ended June 30, 2003 were $437.9 million compared to $501.6 million for the six months ended June 30, 2002. The decrease in net sales was due to the decrease in domestic wholesale segment sales, which decreased 18.0% to $306.1 million from $373.4 million for the six months ended June 30, 2002. The decrease was the result of both reduced sales volume and a reduction in the average price per pair. Domestic wholesale segment volume decreased 8.6% to 17.98 million pairs from 19.68 million pairs during the three months ended June 30, 2002, while the average sales per pair deceased 10.3% to $17.02 from $18.97 during the six months ended June 30, 2002. The decrease in sales came from reductions in the Sport and USA lines, offset by increases in Somethin’ Else from Skechers and sales generated from our new Work Line launched in the third quarter 2002.

Our other segment sales consist of international wholesale sales, distributor sales, and international and domestic retail sales, and e-commerce sales. Our direct international wholesale sales increased 12.6% during the six months ended June 30, 2003 compared to the same six-month period in 2002, due to increased demand in Germany and France, and the expansion of our direct sales into Spain, Canada, and the Benelux Region. Our distributor sales decreased 12.5% during the six months ended June 30, 2003, when compared to the six months ended June 30, 2002, due primarily to decreases in Japan and various South American countries. Our international retail store sales increased 57.6% during the six months ended June 30, 2003 compared to the same period in 2002, due to additional stores added in Canada, Spain and the United Kingdom. Our domestic retail sales increased 7.5% during the six months ended June 30, 2003, when compared to the comparable period in 2002, due to the addition of 18 stores since the July 1, 2002.

Gross Profit

Gross profit for the six months ended June 30, 2003 was $179.9 million compared to $208.3 million for the six months ended June 30, 2002. Gross margin was 41.1% for the six months ended June 30, 2003, compared to 41.5% for the same period in 2002. The decrease in gross margin was due to reduced margins in the domestic wholesale segment, which were to 37.1% during the six months ended June 30, 2003, compared to 39.2% for the six months ended June 30, 2002. The decrease was due to discounts and allowances provided to our wholesale accounts to increase demand at the retail level and to an increased level of closeout product sales, primarily in the second quarter ended June 30, 2003. Offsetting the decrease in domestic wholesale margins were increased margins from our international wholesale and retail operations and domestic retail operations, which make up a larger portion of total net sales during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

Selling Expenses

Selling expenses for the six months ended June 30, 2003 were $46.5 million compared to $40.1 million for the six months ended June 30, 2002. Selling expense as a percentage of sales was 10.6% during the six months ended June 30, 2003 compared to 8.0% during the six months ended June 30, 2002. The increase in selling expenses was due to increased advertising and promotional costs, increased tradeshow expenses, both of which were offset by reduced sales commissions. Advertising expense as a percentage of net sales was 8.5% for the six months ended June 30, 2003 compared to 6.1%, which represents an increase of $6.5 million. The increase in advertising expense was spread amongst the various international, wholesale and retail operations in order to drive consumer demand for our product and relieve inventory levels.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2003 were $118.2 million compared to $98.5 million for the six months ended June 30, 2002. As a percentage of net sales, general and administrative expenses were 27.0% for the six months ended June 30, 2003, compared to 19.6% for the six months ended June 30, 2002. The increase in general and administrative expenses was due to increased salaries, wages, benefits and related taxes of $7.4 million, increased rent of $4.3 million, additional depreciation of $1.8 million and additional insurance of $1.3 million. These increases were the result of the addition of 18 domestic retail and four international retail stores, establishing our international subsidiaries in Canada, Spain, Italy, and our European distribution center in Belgium. As a result of our expansion efforts, many of our operating expenses are fixed in the short term, and unless we achieve a high enough level of sales, our general and administrative expenses deleverage and have an impact on our operating margins. We have realized a certain level of deleveraging of our expenses during the six months ended June 30, 2003.

Interest Expense

Interest expense was $4.5 million for the six months ended June 30, 2003 comparable to $4.6 million of interest expenses during the six months ended June 30, 2002. Interest expense is derived from our 4.50% convertible notes and our capital lease obligations.

Other Income, Net

Other income, net was a net expense of $351,000 for the six months ended June 30, 2003 compared to income of $526,000 for the six months ended June 30, 2002. The decrease was primarily due to a reduction of rent revenue from the leasing of office space at one of our corporate offices. We anticipate that rent revenue will decrease as tenant leases expire.

Income Taxes

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the six months ended June 30, 2003 was 43.1% compared to 37.1% for the six months ended June 30, 2002. The increase in the effective tax rate is due to a reduction in the tax benefits provided by our international structure as a result of current lower estimated annual profits from our international operations.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2003 was $292.2 million, an increase of $5.4 million from working capital of $286.8 million at December 31, 2002. Our cash and cash equivalents at June 30, 2003 were $41.5 million compared to $124.8 million at December 31, 2002. During the six months ended June 30, 2003, we used $69.3 million in cash for our operating activities compared to cash provided by operating activities of $55.0 million for the six months ended June 30, 2002. The net use of cash from operating activities during the six months ended June 30, 2003, compared to the same period in 2002, was due to our continued investment in inventory, of $67.6 million, resulting from our at once orders not achieving the levels we anticipated during the second quarter ended June 30, 2003, and from the timing of product shipped from our manufacturers increasing our in-transit inventory, and increased receivables of $59.3 million reflecting the normal seasonality of our business in which June reflects the highest sales volume during the second quarter. The other factors impacting operating cash flows were reduced earnings of $35.2 million and the reduction of our accrued expenses.

Net cash used in investing activities was $14.2 million for the three months ended June 30, 2003, compared to $4.2 million during the six months ended June 30, 2002. Capital expenditures incurred to date consist primarily of domestic retail store additions of $6.5 million, and equipment and leasehold improvements at our international subsidiaries and retail stores and Belgium distribution center of $2.8 million. To date, we have opened 15 domestic and 3 international retail stores, and currently anticipate opening 30-35 stores in total during fiscal 2003. We currently expect our total company capital expenditures for the year ending December 31, 2003 to be approximately $25-$30 million. In addition, we spent $2.3 million related to the acquisition of our Canadian distributor, of which $1.3 million related to the repurchase of inventory. We initiated our direct selling efforts in Canada during the three months ended March 31, 2003.

Net cash used in financing activities was $307,000 during the six months ended June 30, 2003, compared to net cash provided by financing activities of $5.9 million during the six months ended June 30, 2002. The net cash used by financing activities was due to reduced short-term borrowings, which were repaid in April 2002 with a portion of the proceeds from the issuance of our convertible notes, and, to lesser extent, reduced cash provided from the exercise of stock options.

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

Our line of credit facility, as amended on July 12, 2002, provides for borrowings of up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.00% at June 30, 2003) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at June 30, 2003 were $8.7 million. Available borrowings under the line of credit at June 30, 2003 were $193.9 million and no amounts were outstanding at June 30, 2003. We pay an unused line of credit fee of 0.25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. We were in compliance with these covenants at June 30, 2003.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the three months ending June 30, 2003, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RISK FACTORS

     In addition to the other information in this quarterly report on Form 10-Q, the following factors should be considered in evaluating us and our business.

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

     We market and sell our products and services throughout the world. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action, or possible military action, taken by the United States and other nations, in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products or delays in shipping, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

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

     Substantially all of our net sales during 2002 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, the Philippines and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:

•	political and social unrest;

•	changing economic conditions;

•	international political tension and terrorism;

•	work stoppages;

•	transportation delays;

•	loss or damage to products in transit;

•	expropriation;

•	nationalization;

•	the imposition of tariffs and trade duties both international and domestically;

•	import and export controls and other non-tariff barriers;

•	exposure to different legal standards (particularly with respect to intellectual property);

•	compliance with foreign laws; and

•	changes in domestic and foreign governmental policies.

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

MANY OF OUR RETAIL STORES DEPEND HEAVILY ON THE CUSTOMER TRAFFIC GENERATED BY SHOPPING AND FACTORY OUTLET MALLS OR BY TOURISM.

     Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations in the malls and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our concept stores occupy street locations, which are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from the September 11, 2001 terrorist attacks, the anticipated war with Iraq, a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our operating results.

OUR QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE AS A RESULT OF A VARIETY OF FACTORS, INCLUDING SEASONAL FLUCTUATIONS IN DEMAND FOR FOOTWEAR AND DELIVERY DATE DELAYS, WHICH MAY RESULT IN VOLATILITY OF OUR STOCK PRICE.

     Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters. Also, delays in scheduling pickup of purchased products by our domestic customers could negatively impact our net sales and results of operations for any given quarter. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A common shares.

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

     A substantial portion of our operations are located in California, including 40 of our retail stores, our headquarters in Manhattan Beach and our domestic distribution center in Ontario. Because California has and may in the future experience energy and electricity shortages, we may be subject to increased operating costs as a result of higher electricity and energy rates and may be subject to rolling blackouts which could interrupt our business. Any such impact could be material and adversely affect our profitability. In addition, because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

ONE PRINCIPAL STOCKHOLDER IS ABLE TO CONTROL SUBSTANTIALLY ALL MATTERS REQUIRING A VOTE OF OUR STOCKHOLDERS AND HIS INTERESTS MAY DIFFER FROM THE INTERESTS OF OUR OTHER STOCKHOLDERS.

     As of August 12, 2003, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 77.2% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of August 12, 2003, Mr. Greenberg held approximately 70.3% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 91.1% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS AND REPORTS PREPARED BY ANALYSTS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will,” “result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that would cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate. In addition, the risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. At June 30, 2003, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

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

New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of leases. The adoption of SFAS 143 did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the accounting and reporting for costs associated with exit disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. (See Note 5 “Stock Compensation”).

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

In April 2003, the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the provisions of FAS 149 to have a material on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 on July 1, 2003 will have a material impact on its financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 7, 2002, Fortune Dynamic asserted counterclaims against Skechers in an action captioned SKECHERS USA, INC. et al. v. STEVEN MADDEN LTD., RSV SPORT INC. and FORTUNE DYNAMIC, INC. that Skechers had commenced in the United States District Court for the Central District of California (Case No. 02-07766 PA) asserting claims for, inter alia, patent infringement, dilution and unfair competition. Fortune Dynamics’ counterclaims allege violations of the federal antitrust laws, breach of contract, interference with economic relations and unfair competition. The parties have settled all claims and counterclaims, settlement documents have been executed and the matters dismissed. The terms of the settlements are confidential. The terms will not have a material effect on Skechers’ financial position or results of operations.

On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932) asserting similar claims and seeking similar relief on behalf of assistant managers. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted in both class actions and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability however, and does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

On December 23, 2002, a complaint captioned BRITNEY BRANDS, INC. v. SKECHERS USA, INC. was filed against Skechers in the United States District Court for the Central District of California (Case No. 02-9774 AHM). The claims and counterclaims have been settled, the parties have documented the settlement and are circulating the final draft for execution. The terms are confidential and will not have a material effect on Skechers’ financial position or results of operations.

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

In July 2003, the court in the five federal securities class actions above, all pending in the United States District Court for the Central District of California, has ordered the case consolidated and a consolidated complaint to be filed and served within sixty days, by on or about September 16, 2003.

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

On July 11, 2003 MG Footwear Inc., commenced a lawsuit against Skechers in the United States District Court for the District of New Jersey, MG FOOTWEAR, LLC v. SKECHERS USA, INC., Case No. 03-3252 (DMC), alleging inducement of breach of contract and interference with contractual relations between MG Footwear and Yakira, LLC. The suit seeks fifty million dollars in punitive damages. The matter was just served and the Company has not yet answered. The Company plans on defending the allegations vigorously and believes the claims are totally without merit. Nonetheless, it is way too early to predict the outcome and predict whether the outcome will have an adverse impact on the results of Company operations or financial results.

We occasionally become involved in litigation arising from the normal course of business, with respect to the above cases, we are unable to determine the extent of any liability that may arise. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operation.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS — Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES — Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS —

On May 30, 2003, the registrant held its Annual Meeting of Stockholders. Of 210,636,743 votes eligible to be cast, 210,492,916 votes were returned, or 99%, formulating a quorum. The following matters were voted on at the meeting: Proposal No. 1 — Election of two members to the registrant’s Board of Directors; Proposal No. 2 — Amendment to the registrant’s 1998 Stock Option, Deferred Stock and Restricted Stock Plan increasing the number of shares of its Class A Common Stock authorized for issuance under the Stock Option Plan, by an additional 3,000,000 shares; and Proposal No. 3 — Ratification of appointment of KPMG LLP as the registrant’s independent auditors for fiscal 2003.

The results of the voting on these matters are set forth below:

Proposal	Votes For	Against/Withheld	Elected

Proposal No. 1 -
Election of Director Nominees
Robert Greenberg	206,421,448	4,071,468	Yes
Thomas J. Poletti	206,578,386	3,914,530	Yes

The following directors were not standing for election and are continuing as directors of the registrant: Michael Greenberg, Jeffrey Greenberg, David Weinberg, Richard Siskind, Geyer Kosinski.

Proposal No. 2 was approved with 194,400,144 votes for, 5,348,180 votes against, 56,298 abstained from voting and 10,688,294 broker non-votes, thereby approving the amendment to the registrant’s 1998 Stock Option, Deferred Stock, and Restricted Stock Plan increasing the shares of Class A Common Stock authorized for issuance under the Stock Option Plan by 3,000,000 shares.

Proposal No. 3 was approved with 206,939,024 votes for, 3,542,565 votes against and 11,327 abstained from voting, thereby approving the ratification of appointment of KPMG LLP as independent accountants to provide audit services to the registrant and its subsidiaries for the fiscal year ending December 31, 2003.

ITEM 5. OTHER INFORMATION — Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

(a)	Exhibits

31.1 Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The registrant filed one current report on Form 8-K during the three months ended June 30, 2003.

On April 25, 2003, under Item 12 — Results of Operation and Financial Condition. Regarding the registrant’s announcement on April 24, 2003 of its financial results for the first quarter ended March 31, 2003. A copy of the press release was furnished as Exhibit 99.1 to the current report. Further, on April 24, 2003, the registrant held a conference call and audio web cast regarding its financial results for the first quarter ended March 31, 2003. A transcript of the call and audio web cast was furnished as Exhibit 99.2 to the current report.

The registrant also filed two current reports on Form 8-K subsequent to June 30, 2003.

On July 24, 2003, under Item 12 — Results of Operations and Financial Condition. Regarding the registrant’s announcement on July 24, 2003 of its financial results for the second quarter and six months ended June 30, 2003. A copy of the press release was furnished as Exhibit 99.1 to the current report.

On July 29, 2003, under Item 12 — Results of Operations and Financial Condition. Regarding the registrant’s conference call and audio web cast held on July 24, 2003 regarding its financial results for the second quarter and six months ended June 30, 2003. A transcript of the call and audio web cast was furnished as Exhibit 99.1 to the current report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A., INC.
Dated: August 13, 2003
/s/ David Weinberg

David Weinberg
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)