Form 10-Q
period 2003-09-30
SKECHERS USA INC
filed 2003-11-14
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

     THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 2003: 18,851,928

     THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 2003: 19,086,561

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$80,719	$124,830
Trade accounts receivable, less allowances of $10,239 in 2003 and $8,498 in 2002	102,115	97,419
Due from officers and employees	1,024	617
Other receivables	8,667	7,144

Total receivables	111,806	105,180
Inventories	150,695	147,984
Prepaid expenses and other current assets	13,537	14,779
Deferred tax assets	703	703

Total current assets	357,460	393,476

Property and equipment, at cost, less accumulated depreciation and amortization	87,870	83,666
Intangible assets, at cost, less applicable amortization	2,217	356
Other assets	5,593	5,658

	$453,140	$483,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	$3,475	$2,442
Accounts payable	56,045	88,578
Accrued expenses	13,074	15,696

Total current liabilities	72,594	106,716

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	26,758	27,204

Total long term debt	116,758	117,204

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 18,743 and 18,369 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	19	18
Class B Common Stock, $.001 par value; 60,000 shares authorized; 19,187 and 19,317 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	19	19
Additional paid-in capital	103,938	102,109
Accumulated other comprehensive income	5,262	3,016
Retained earnings	154,550	154,074

Total stockholders’ equity	263,788	259,236

	$453,140	$483,156

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,

	2003	2002

Net sales	$221,821	$261,147
Cost of sales	143,183	152,347

Gross profit	78,638	108,800
Royalty income, net	1,404	107

	80,042	108,907

Operating expenses:
Selling	20,626	32,574
General and administrative	63,488	52,232

	84,114	84,806

Earnings (loss) from operations	(4,072)	24,101

Other expense:
Interest, net	(2,136)	(2,004)
Other, net	(87)	(280)

	(2,223)	(2,284)

Earnings (loss) before income taxes	(6,295)	21,817
Income tax expense (benefit)	(435)	7,710

Net earnings (loss)	$(5,860)	$14,107

Net earnings (loss) per share:
Basic	$(0.15)	$0.38

Diluted	$(0.15)	$0.35

Weighted average shares:
Basic	37,925	37,539

Diluted	37,925	41,962

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Nine-Months Ended September 30,

	2003	2002

Net sales	$659,692	$762,748
Cost of sales	401,141	445,638

Gross profit	258,551	317,110
Royalty income, net	2,129	532

	260,680	317,642

Operating expenses:
Selling	67,084	72,636
General and administrative	181,647	150,717

	248,731	223,353

Earnings from operations	11,949	94,289

Other income (expense):
Interest, net	(6,671)	(6,632)
Other, net	(437)	246

	(7,108)	(6,386)

Earnings before income taxes	4,841	87,903
Income taxes	4,365	32,260

Net earnings	$476	$55,643

Net earnings per share:
Basic	$0.01	$1.50

Diluted	$0.01	$1.39

Weighted average shares:
Basic	37,807	37,174

Diluted	38,114	41,004

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$476	$55,643
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	16,505	12,762
Provision for loss on inventory	1,206	—
Amortization of intangible assets	334	76
Provision for (recoveries of) bad debts and returns	2,517	(434)
Amortization of debt offering costs	574	351
Loss on disposal of equipment	111	6
Tax benefit of non-qualified stock options	31	2,565
Compensation expense for non-employee stock option grant	123	—
(Increase) decrease in assets:
Receivables	(8,611)	(2,099)
Inventories	(2,360)	28,128
Prepaid expenses and other current assets	1,289	8,579
Other assets	(446)	187
Increase (decrease) in liabilities:
Accounts payable	(31,629)	(15,223)
Accrued expenses	(2,749)	3,161

Net cash provided by (used in) operating activities	(22,629)	93,702

Cash flows provided by (used in) investing activities:
Capital expenditures	(17,955)	(7,418)
Acquisition of Canadian distributor	(2,344)	—
Purchase of intellectual property	(1,125)	—
Proceeds from the sale of fixed assets	16	—

Net cash used in investing activities	(21,408)	(7,418)

Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of offering costs	—	86,175
Proceeds from the sales of stock through the employee stock purchase plan and the exercise of stock options	967	5,583
Net repayments of short-term borrowings	—	(84,175)
Repayments on long-term borrowings	(1,589)	(1,885)

Net cash provided by (used in) financing activities	(622)	5,698

Effects of exchange rates on cash and cash equivalents	548	544
Net increase (decrease) in cash and cash equivalents	(44,111)	92,526
Cash and cash equivalents at beginning of period	124,830	15,554

Cash and cash equivalents at end of period	$80,719	$108,080

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,538	$4,909
Income taxes	3,380	18,828

     During the nine months ended September 30, 2003, the Company issued 83,351 shares of Class A common stock to the Company’s 401k plan with a value of approximately $709,000. In addition, the Company acquired equipment aggregating $2,260,000 under capital lease obligations.

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

(2)  BUSINESS SEGMENT INFORMATION

Business Segment Information

Skechers operations are organized along its distribution channels and consists of the following operating segments:

WHOLESALE. We sell footwear directly to department stores and specialty retail stores both domestically and into selected international markets.

DISTRIBUTORS. In those international markets that we do not sell our footwear directly to department stores and specialty retailers, we sell our footwear to foreign distributors. Our foreign distributors in turn distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories.

RETAIL. We own and operate our own retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:

Concept Stores. Our concept stores are located in marquee street locations and high performing regional malls, promote awareness of the Skechers brand and showcase a broad assortment of our in-season footwear styles. The products offered in our concept stores are in season product and typically attract fashion conscious customers.

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

Total comprehensive income (loss) is as follows (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002

Net earnings (loss)	$(5,860)	$14,107	$476	$55,643
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	232	(74)	2,246	2,312

Total comprehensive income (loss)	$(5,628)	$14,033	$2,722	$57,955

5) EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Basic earnings (loss) per share	2003	2002	2003	2002

Net earnings (loss)	$(5,860)	$14,107	$476	$55,643
Weighted average common shares outstanding	37,925	37,539	37,807	37,174
Basic earnings (loss) per share	$(0.15)	$0.38	$0.01	$1.50

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Diluted earnings (loss) per share	2003	2002	2003	2002

Net earnings (loss)	$(5,860)	$14,107	$476	$55,643
After-tax equivalent of interest expense on 4.50% convertible subordinated debt	—	655	—	1,218

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$(5,860)	$14,762	$476	$56,861

Weighted average common shares outstanding	37,925	37,539	37,807	37,174
Dilutive stock options	—	957	307	1,641
Weighted average assumed conversion of 4.50% convertible subordinated notes	—	3,466	—	2,189

Weighted average common shares outstanding	37,925	41,962	38,114	41,004

Diluted earnings (loss) per share	$(0.15)	$0.35	$0.01	$1.39

There were 5,360,458 and 932,897 options outstanding that were not included in the computation of diluted earnings per share for the three-month periods ended September 30, 2003 and 2002, respectively. There were 3,599,912 and 330,000 options outstanding that were not included in the computation of diluted earnings per share for the nine-month periods ended September 30, 2003 and 2002, respectively. The options outstanding that were not included in the computation of diluted earnings per share were excluded because their effect would have been anti-dilutive. The effects of the 4.50% convertible notes were excluded from the calculation of earnings (loss) per share for the three and nine months ended September 30, 2003, since they were anti-dilutive.

(6)  STOCK COMPENSATION

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had the Company’s stock option and stock purchase plan been accounted for under SFAS No. 123 as amended by SFAS No. 148, net earnings (loss) and earnings (loss) per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002

Net earnings (loss), as reported	$(5,860)	$14,107	$476	$55,643
Deduct total stock-based employee compensation expense under fair value-based method for all awards , net of tax	(975)	(1,793)	(2,788)	(3,459)

Pro forma net earnings (loss) for basic
pro forma earnings per share	$(6,835)	$12,314	$(2,312)	$52,184
Add back interest on 4.50% debentures, net of tax	—	655	—	1,218

Pro forma net earnings (loss) for diluted
pro forma earnings (loss) per share	$(6,835)	$12,969	$(2,312)	$53,402

Pro forma net earnings (loss) per share:
Basic	$(0.18)	$0.33	$(0.06)	$1.40
Diluted	$(0.18)	$0.31	$(0.06)	$1.30

In connection with the exercise of options, the Company realized income tax benefits of $ 31,000 and $ 2,565,000 during the nine months ended September 30, 2003 and 2002, respectively, which have been credited to additional paid-in capital.

(7)  INTANGIBLE ASSETS

     SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Intangible assets as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

	September 30, 2003	December 31, 2002

Intellectual property	$1,125	$—
Other intangibles	1,070	—
Trademarks	451	451
Less accumulated amortization	(429)	(95)

	$2,217	$356

(8)  INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rates estimated to be applicable to our domestic and international operations for the full fiscal year, which is subject to ongoing review and evaluation by management. The tax rates for each taxable jurisdiction are determined separately for purposes of calculating the consolidated effective tax rate.

(9)  SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on July 12, 2002, permitting borrowings up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.0% at September 30, 2003) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at September 30, 2003 were $2.8 million. Available borrowings under the line of credit at September 30, 2003 were $183.9 million and no amounts were outstanding at September 30, 2003 and December 31, 2002. The Company pays an unused line of credit fee of 0.25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at September 30, 2003. Management is currently negotiating a renewal to our line of credit agreement and currently anticipate that a renewal agreement will be in effect by December 31, 2003.

(10)  LITIGATION

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

On December 23, 2002, a complaint captioned BRITNEY BRANDS, INC. v. SKECHERS USA, INC. was filed against Skechers in the United States District Court for the Central District of California (Case No. 02-9774 AHM). The claims and counterclaims have been settled, and the final draft of the settlement has been executed. The terms are confidential and did not have a material effect on Skechers’ financial position or results of operations.

On February 6, 2003, a complaint captioned ADIDAS AMERICA, INC. and ADIDAS-SALOMON AG v. SKECHERS USA, INC. et al. was filed against Skechers in the United States District Court for the District of Oregon (Case No. CV 03-170 KI). The complaint alleges claims for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising out of Skechers’ alleged use of marks confusingly similar to Adidas’ three stripe mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, as well as injunctive relief. On October 15, 2003, the parties settled the matter in principle and are documenting the settlement for execution. The terms of the settlement are confidential and did not have a material effect on Skechers’ financial position or results of operations.

On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of

California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants the Company and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code § 25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On July 11, 2003 MG Footwear Inc., commenced a lawsuit against Skechers in the United States District Court for the District of New Jersey, MG FOOTWEAR, LLC v. SKECHERS USA, INC., Case No. 03-3252 (DMC), alleging inducement of breach of contract and interference with contractual relations between MG Footwear and Yakira, LLC. The suit seeks $50 million dollars in punitive damages. The matter was just served and the Company has not yet answered. The Company plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and predict whether the outcome will have an adverse impact on the results of Company operations or financial results.

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

(11) STOCKHOLDERS’ EQUITY

During the three and nine months ended September 30, 2003, certain Class B stockholders converted 20,000 and 131,056 shares, respectively, of Class B common stock into an equivalent number of Class A common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales
Domestic wholesale	$150,874	$191,192	$456,943	$564,583
All other	70,947	69,955	202,749	198,165

	$221,821	$261,147	$659,692	$762,748

Gross profit
Domestic wholesale	$43,646	$76,105	$157,105	$222,575
All other	34,992	32,695	101,446	94,535

	$78,638	$108,800	$258,551	$317,110

	9/30/03	12/31/02

Assets
Domestic wholesale	$333,295	$328,080
All other	119,845	155,076

	$453,140	$483,156

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those which are our current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate.

Risks and uncertainties that could affect our actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of us are set forth in “Risk Factors” and elsewhere in this report.

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

We generate revenues from three principal sources:

WHOLESALE. We sell footwear directly to department stores and specialty retail stores both domestically and into selected international markets.

DISTRIBUTORS. In those international markets that we do not sell our footwear directly to department stores and specialty retailers, we sell our footwear to foreign distributors. Our foreign distributors in turn distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories.

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

The substantial portion of our revenues are derived from domestic wholesale sales. Typically, retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales formats, international wholesale sales, international retail sales, or international distributor sales individually comprised more than 10% of our consolidated net sales for the three months or nine months ended September 30, 2003 or 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,

	2003		2002		2003		2002

Net sales	$221,821	100.0%	$261,147	100.0%	$659,692	100.0%	$762,748	100.0%
Cost of sales	143,183	64.5	152,347	58.3	401,141	60.8	445,638	58.4

Gross profit	78,638	35.5	108,800	41.7	258,551	39.2	317,110	41.6
Royalty income, net	1,404	0.6	107	0.0	2,129	0.3	532	0.1

	80,042	36.1	108,907	41.7	260,680	39.5	317,642	41.7

Operating expenses:
Selling	20,626	9.3	32,574	12.5	67,084	10.2	72,636	9.5
General and administrative	63,488	28.6	52,232	20.0	181,647	27.5	150,717	19.8

	84,114	37.9	84,806	32.5	248,731	37.7	223,353	29.3

Earnings (loss) from operations	(4,072)	(1.8)	24,101	9.2	11,949	1.8	94,289	12.4
Interest expense, net	(2,136)	(1.0)	(2,004)	(0.8)	(6,671)	(1.0)	(6,632)	(0.9)
Other, net	(87)	(0.0)	(280)	(0.1)	(437)	—	246	0.0

Earnings (loss) before income taxes	(6,295)	(2.8)	21,817	8.3	4,841	0.8	87,903	11.5
Income taxes	(435)	(0.2)	7,710	3.0	4,365	0.7	32,260	4.2

Net earnings (loss)	$(5,860)	(2.6)%	$14,107	5.3%	$476	0.1%	$55,643	7.3%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales

Net sales for three months ended September 30, 2003 were $221.8 million, compared to $261.1 million for the three months ended September 30, 2002. The decrease in net sales was due to reduced sales within our domestic wholesale segment. Domestic wholesale segment sales declined 21.1% to $150.9 million compared to $191.2 million for the three months ended September 30, 2002. The decline in domestic wholesale sales for the three months ended September 30, 2003 was driven by an 18.6% decrease in the average price per pair, to $16.90 from $20.75 for the three months ended September 30, 2002, while unit sales volume declined only 3.1% to 8.9 million pairs. The decrease in average price per pair was due to our aggressive pricing initiatives that focused on inventory reduction and an increased volume of close-out product, when compared to last year.

Our other segment sales consist of international wholesale sales, distributor sales, international and domestic retail sales, and e-commerce sales. Our international wholesale sales increased 8.0% during the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The increase in international sales was due to our expansion into Canada, the Benelux region, and Italy over the last year. Our distributor sales decreased 24.2% during the three months ended September 30, 2003, when compared to the same three month period in 2002. The decrease in our distributor sales was primarily due to reduced sales into South America and Japan due to a soft retail market and our distributors having higher inventory levels. Our international retail sales increased 77.1% during the three months ended September 30, 2003 compared to the same three months in 2002. The increase was due to additional stores being added in Frankfurt and Dusseldorf, Germany; and Manchester, Birmingham, and Chesire in the United Kingdom, and additional stores in Canada and Spain. In October 2003, we opened our newest international concept store in Amsterdam, Holland.

Our domestic retail sales increased 11.9% percent during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase in sales was due to the addition of 21 stores since September 30, 2002. We currently anticipate opening six stores during the fourth quarter, two of which have already opened. For fiscal year ending December 31, 2003, we currently anticipate opening 23 domestic retail stores, bringing the total to 114 stores, which is a significant increase over the 13 domestic retail stores added during our fiscal year ended December 31, 2002.

During the three months ended September 30, 2003, we realized our second consecutive quarter in which we generated a net loss. We also currently anticipate that sales during the fourth quarter 2003 will be between $155 and $165 million, compared to $180.8 million in the fourth quarter of 2002. The expected decrease in net sales is the result of an expected continuing difficult retail environment where consumers are looking for discounted or sales items, the continuation of our aggressive pricing strategy to move sales at retail and to relieve inventory, and the currently expected reduction in sales volume. As such, we currently anticipate generating a net loss during the fourth quarter and for the fiscal year ending December 31, 2003. As a result of our recent operating results, we currently do not anticipate opening any additional international retail stores in 2004 and currently have plans for only four domestic stores in 2004.

In addition, since 2001 when we initiated our international expansion by selling directly to department stores and specialty retailers in Germany, we have undertaken a rapid expansion into various international markets. We currently have offices and showrooms in Switzerland, United Kingdom, Germany, France, Spain, Holland, and most recently, in Italy. We also established a distribution center in Belgium to provide necessary order fulfillment services to our international customers. We currently do not anticipate entering any new international markets; instead we will focus on increasing our international customer base, increasing the styles offered to the international marketplace, and increasing the number of styles within our customer base.

Due to our reduced expansion plans into new international regions and the limited number of new retail stores expected to be added in 2004, future sales growth, if any, will come from increased sales into our current distribution channels and/or from the effect of our recently opened stores or established subsidiaries being opened for a full year when compared to 2003. We are currently unable to determine the future effect on sales as a result of these reduced expansion plans.

Gross Profit

Gross profit for the three months ended September 30, 2003 was $78.6 million compared to $108.8 million for the three months ended September 30, 2002. Gross margin was 35.5% for the three months ended September 30, 2003, compared to 41.7% for the three months ended September 30, 2002. The decrease in gross margin was primarily due to reduced margins within our domestic wholesale segment. Gross margin for the domestic wholesale segment for the three months ended September 30, 2003 was 28.9% compared to 39.8% for the same three months in 2002. The decrease in domestic wholesale margins, which is our largest sales channel comprising 68% of consolidated sales, was due to our aggressive pricing strategy to reduce our inventory levels and an increased volume of close-out product when compared to last year. Our aggressive pricing strategy was successful from an inventory reduction standpoint, as inventory was reduced $66.4 million from June 30, 2003. However, the 18.6% decrease in average selling price, the 3.1% decrease in sales volume, increased sales of close-out product, and, to a lesser extent, increased freight costs all contributed to our lower margins in the three months ended September 30, 2003 when compared to the three months ended September 30, 2002.

Gross margins within our international stores decreased during the three months ended September 30, 2003, when compared to the same three months in 2002. Offsetting the overall margin decline were increased margin contributions from our domestic retail operations, as those higher margin sales have become a higher percentage of consolidated net sales. International wholesale margins were consistent with those earned in the three months ended September 30, 2002.

During the fourth quarter of 2002 and continuing through the second quarter of 2003, we significantly increased our commitment to inventory to take advantage of our anticipated level of at once orders during 2003. However, our at once orders did not achieve the levels that we had anticipated resulting in higher than expected inventory levels at June 30, 2003. As such, during the third quarter ended September 30, 2003, we initiated an aggressive pricing strategy to stimulate sales at retail and hence bring down our inventory levels. During the three months ended September 30, 2003, we reduced our inventory $66.4 million from June 30, 2003 and reduced our commitment to inventory. Our commitment to inventory includes inventory on hand, inventory in transit from the factory (both of which are included in our inventory balances) and work in process at the factory (which is not included in our inventory balances). Notwithstanding our inventory reduction during the three months ended September 30, 2003, we currently plan on continuing our aggressive pricing strategy through the fourth quarter ended December 31, 2003. As a result, we anticipate that margins during the fourth quarter will be consistent with those realized during the three months ended September 30, 2003 of 35.5%. Our current inventory values have been adjusted to reflect our current sell through strategy.

Selling Expenses

Selling expenses for the three months ended September 30, 2003 were $20.6 million, a reduction of $11.9 million or 36.7% from selling expenses of $32.6 million for the three months ended September 30, 2002. Selling expenses as a percent of net sales decreased to 9.3% from 12.5% for the three months ended September 30, 2002. The decrease in selling expenses was due to reduced advertising and promotion costs, trade shows, and sales commissions.

Our advertising expenses during the three months ended September 30, 2003 were 6.9% of net sales compared to 10.5% during the same three months of 2002. Advertising expense of 6.9% is below our normal spend of 8%-10% of net sales. We currently anticipate that during the fourth quarter ended December 31, 2003, advertising expense will be within our normal spend range of 8%-10% of net sales. However, the actual percent of net sales may vary if our currently anticipated sales levels are not achieved.

General and Administrative Expenses

General and administrative expenses were $63.5 million for the three months ended September 30, 2003, compared to $52.2 million for the three months ended September 30, 2002. General and administrative expenses were 28.6% of net sales for the three months ended September 30, 2003, compared to 20% for the same three months of 2002. The increase in general and administrative expenses were due to increased salaries, wages and related taxes and benefits of $5.5 million, rent of $2.0 million, and depreciation of $1.8 million. The increase in general and administrative expenses were due to increased infrastructure related costs associated with the addition of twenty one domestic retail stores, seven international retail stores, additional subsidiaries and showrooms in Spain, Canada, Italy, Holland, and the addition of our European distribution center located in Belgium in December 2002.

During 2003, we continued our international expansion into new marketplaces, including Canada, Italy and Holland. In addition to our international expansion, we anticipate that we will open approximately twenty-three domestic retail stores, and six international retail stores by the end of our fiscal year ending December 31, 2003. Through September 30, 2003, we have opened seventeen domestic retail stores and 5 international retail stores. Notwithstanding our investment in our international expansion and retail store additions, we realized a 15.1% decrease in our net sales for the three months ended September 30, 2003. In addition, we also currently anticipate that our sales for the fourth quarter ended December 31, 2003, will be 9%-14% below those levels achieved during the fourth quarter ended December 31, 2002 of $180.8 million. As a result of our declining sales and our additional infrastructure costs, we have realized a deleveraging of expenses as our general and administrative expenses increased to 28.6% of sales compared to 20% for the three months ended September 30, 2002. We also anticipate further deleveraging during the three months ended December 31, 2003. Therefore, we currently do not anticipate entering any new international markets and we currently have plans to add only four domestic retail stores in fiscal 2004. We also are in the initial stages of reducing our general and administrative expenses, which we believe will begin to generate saving beginning in the first quarter of 2004, although at this time it is to early to indicate the amount of saving projected.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $2.1 million comparable to the $2.0 million during the three months ended September 30, 2002.

Other Net

Other, net expense for the three months ended September 30, 2003 was $87,000 compared to an expense of $280,000 for the three months ended September 30, 2002. The decrease in other expense, net from the three months ended September 30, 2002, was primarily due to foreign exchange rate gains realized during the three months ended September 30, 2003.

Income Taxes

The income tax benefit for the three months ended September 30, 2003 was $435,000 compared to income tax expense of $7.7 million during the three months ended September 30, 2002. The effective tax benefit for the three months ended September 30, 2003 was 6.9% compared to an effective tax rate of 35.3% for the three months ended September 30, 2002. The tax benefit recorded for the three months ended September 30, 2003 was computed using the effective tax rates estimated to be applicable to each of our domestic and international taxable jurisdictions for the full fiscal year, which is based on projected earnings and losses of our domestic and international operations. The projected earnings and losses are subject to ongoing review and evaluation by us.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales

Net sales for the nine months ended September 30, 2003 were $659.7 million compared to $762.7 million for the nine months ended September 30, 2002. The decrease in sales was primarily due to reduced sales within the domestic wholesale segment. Sales in the domestic wholesale segment were $456.9 million for the nine months ended September 30, 2003, compared to $564.6 million for the nine months ended September 30, 2002. Sales within the domestic wholesale segment declined due to (i) a 13.1% reduction in the average selling price per pair, from $19.54 to $16.98, and (ii) a 6.9% reduction in unit sales volume, to 26.9 million pairs from 28.9 million pairs for the nine months ended September 30, 2002, and (iii) to lesser extent increased freight costs which went into effect during the second quarter 2003. The decline in average selling price was due to our planned sales strategy to reduce our inventory levels by stimulating sales at the retail level and by taking a more accommodative stance with our wholesale accounts, primarily during the three months ended September 30, 2003, and due to a higher level of close-out sales, when compared to the nine months ended September 30, 2002.

Our other segment sales consist of international wholesale sales, distributor sales, international and domestic retail sales, and e-commerce sales. Our direct international wholesale sales increased 11.1% during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was due to our expansion into Holland, Canada, and Italy, which were established in 2003, and to a lesser extent, increased sales into Germany. Our distributor sales declined 16.5% during the nine months ended September 30, 2003 compared to the same nine-month period in 2002. The decline in distributor sales was due to reduced sales into South America, Australia, and Taiwan a result of a soft retail environment and our distributors having higher inventory levels. Our international retail sales increased 65.1% due to the addition of seven retail stores since September 30, 2002.

Our domestic retail sales increased 9.1% during the nine months ended September 30, 2003 compared the same period in 2002. The increase in domestic retail sales was due to the addition of twenty-one retail stores since September 30, 2002. Fiscal year to date, we have opened seventeen domestic retail stores and we currently anticipate opening a total of twenty three domestic retail stores by December 31, 2003.

Gross Profit

Gross profit for the nine months ended September 30, 2003 was $258.6 million compared to $317.1 million for the nine months ended September 30, 2002. Gross profit as a percent of sales was 39.2% for the nine months ended September 30, 2003 compared to 41.6% for the nine months ended September 30, 2002. The decrease in margin for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due to reduced margins within the domestic wholesale segment. Margins in the domestic wholesale segment were 34.4% compared to 39.4% for the nine months ended September 30, 2002. The decrease in margin within the domestic wholesale segment was due to a 13.1% reduction in the average sales price per pair, which was the result of our aggressive pricing in order to reduce our inventory levels, from a high of $217.1 million at June 30, 2003 to $150.7 million at September 30, 2003, and to drive demand at the retail level in a continued difficult retail environment. Offsetting the reduced margins from the wholesale segment were increased margin contribution from the domestic retail channel as those sales have become a larger portion of consolidated net sales, and slightly increased margins within the international wholesale and retail distribution channels.

Selling Expenses

Selling expenses for the nine months ended September 30, 2003 were $67.1 million compared to $72.6 million for the nine months ended September 30, 2002. Selling expenses as a percent of net sales were 10.2% for the nine months ended September 30, 2003 compared to 9.5% for the same nine-month period in 2002. The increase in selling expenses as a percent of sales from 2002 was due to the decline in net sales as actual selling expenses decreased $5.6 million or 7.6%. The decline in selling expenses was due to reduced advertising and promotions, tradeshows, and sales commissions. Advertising costs as a percent of net sales were 8.0% for the nine months ended September 30, 2003 compared to 7.6% for the nine months ended September 30, 2002. The decline in spending was due to reduced spending on domestic advertising partially offset by increased international advertising expenses, including an international marketing agreement with pop singer Christina Aguilera for our women’s footwear lines, which was launched in international trade publications during the three months ended September 30, 2003.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2003 were $181.6 million compared to $150.7 million for the nine months ended September 30, 2002. General and administrative expenses as a percentage of net sales were 27.5% compared to 19.8% for the nine months ended September 30, 2002. The increase in general and administrative expenses was due to increased salaries, wages and related taxes and benefits of $14.6 million, increased rent of $6.3 and depreciation of $3.7 million, which were primarily related to the addition of twenty one domestic retail stores, seven international retail stores, establishing international subsidiaries and showrooms in Holland, Canada, and Italy, and our European distribution center in Belgium, and increased insurance costs of $1.8 million.

During the first nine months of 2003, we increased our general and administrative expenses by establishing subsidiaries and showrooms, in Canada, Holland and Italy, and by increasing the number of domestic retail stores by seventeen and international stores by 5. As a result of our decrease in sales for the nine months ended September 30, 2003, when compared to the same period in 2002, our added infrastructure related expenses have had an adverse effect on our operating results. Moreover, as we currently anticipate a 9%-14% decline in fourth quarter 2003 sales, when compared to the fourth quarter 2002 net sales of $180.8 million, we expect to realize a continued deleveraging of our expenses during the fourth quarter 2003. As a result, we currently do not anticipate entering any new international markets and we currently have plans for the opening of four domestic retail stores during fiscal 2004.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $6.7 million and comparable to interest expense of $6.6 million during the nine months ended September 30, 2002.

Other Income, Net

Other, net was an expense of $437,000 for the nine months ended September 30, 2003 compared to income of $246,000 for the nine months ended September 30, 2002. The reduction in other net was due to reduced rental income from the leasing of office space in one of our administrative offices and reduced legal settlements.

Income Taxes

The effective tax rate for the nine months ended September 30, 2003 was 90.2% compared to 36.7% for the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2003 was computed using the effective tax rates estimated to be applicable to each of our domestic and international taxable jurisdictions for the full fiscal year, and is based on projected earnings and losses of our domestic and international operations. The annual effective tax rate currently estimated for our international and domestic operations was applied to the nine months operating results, which derived the current effective tax rate. The projected earnings and losses are subject to ongoing review and evaluation by us.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2003 was $284.9 million, a decrease of $1.9 million from working capital of $286.8 million at December 31, 2002. Our cash and cash equivalents at September 30, 2003 were $80.7 million compared to $124.8 million at December 31, 2002.

During the nine months ended September 30, 2003, we used $22.6 million of net cash in our operating activities, compared to cash provided by operating activities of $93.7 million for the nine months ended September 30, 2002. The significant decrease in cash provided from our operating activities during the nine months ended September 30, 2003, when compared to the same nine month period in 2002, was due to the significant decrease in cash flows from inventory of $29.6 million, notwithstanding our reduction in inventory of $66.4 million during the three months ended September 30, 2003, reduction of accounts payable of $31.6 million, and a reduction in net earning of $55.2 million. The decrease in cash and cash equivalents of $44.1 million from December 31, 2002, is due primarily to a reduction in accounts payable of $32.5 million and payments for capital expenditures and acquisition of our Canadian distributor of $21.4 million. These cash uses were partially offset by operating cash flows.

Net cash used in investing activities was $21.4 million for the nine months ended September 30, 2003, compared to $7.4 million during the nine months ended September 30, 2002. The increase in capital expenditures for the nine months ended September 30, 2003, compared to the same period in 2002, was due to the addition of seventeen domestic retail stores which totaled $10.8 million, and equipment and leasehold improvements at our international subsidiaries and retail stores, including the Belgium distribution center of $5.4 million. We currently expect our total company capital expenditures for the year ending December 31, 2003 to be approximately $25-$30 million. In addition, we spent $2.3 million related to the acquisition of our Canadian distributor, of which $1.3 million related to the repurchase of inventory. We initiated our direct selling efforts in Canada in the first quarter of 2003.

For our fiscal year ending December 31, 2003, we currently anticipate that we will open 23 domestic retail stores and six international retail stores. The investment in our retail stores in 2003 is significantly greater than our investment in fiscal 2002, when we opened 13 domestic and two international retail stores. We currently anticipate that the number of new store additions in 2004 will decline substantially, as we are currently planning on only four new stores in 2004. In addition, we currently anticipate that we will not add to our overhead by entering any new international markets during 2004. As a result, we expect that our capital expenditure requirements will decrease in 2004 when compared to capital expenditures in 2003.

Net cash used in financing activities was $622,000 during the nine months ended September 30, 2003, compared to net cash provided by financing activities of $5.7 million during the nine months ended September 30, 2002. The decrease in net cash provided by financing activities was primarily due to the reduction in cash provided by the exercise of stock options, and prior year including the proceeds from the issuance of our 4.50% notes, offset by the repayment of our short-term borrowings.

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

Our line of credit facility, as amended on July 12, 2002, provides for borrowings of up to $200.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.00% at September 30, 2003) minus 0.50%, and the agreement expires on December 31, 2003. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at September 30, 2003 were $2.8 million. Available borrowings under the line of credit at September 30, 2003 were $183.9 million and no amounts were outstanding at September 30, 2003. We pay an unused line of credit fee of 0.25% annually. The agreement provides that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement, as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. We were in compliance with these covenants at September 30, 2003. We are currently negotiating a renewal to our line of credit agreement and currently anticipate that a renewal agreement will be in effect by December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we must make estimates in the following areas:

     Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances that are both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay, and disputed and returned items. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are provided for estimated losses of this nature. Gross trade accounts receivable balance was $112.3 million and total. Allowances for bad debts, returns, and chargebacks were $10.2 million September 30, 2003.

     Inventory adjustments. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory based on prior sales and net realizable value. The likelihood of any material inventory write-down is dependent primarily on consumer demand and competitor product offerings. Inventories were stated at $150.7 million at September 30, 2003.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During the three months ending September 30, 2003, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

OUR BUSINESS MAY BE NEGATIVELY IMPACTED AS A RESULT OF CHANGES IN THE ECONOMY.

     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy, our net sales for 2002 and the first nine months of 2003 were lower than anticipated. This lower level of sales adversely affected our operating results for 2002 and the first nine months 2003 and could continue to do so for the remainder of 2003 and beyond.

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

OUR OPERATING RESULTS COULD BE NEGATIVELY IMPACTED IF OUR SALES ARE CONCENTRATED IN ANY ONE STYLE OR GROUP OF STYLES.

     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to hedge this risk by offering a broad range of products, and no style comprised over 5.0% of our gross wholesale sales for the years ended December 31, 2002 or 2001. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

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

     A substantial portion of our operations are located in California, including 41 of our retail stores, our headquarters in Manhattan Beach and our domestic distribution center in Ontario. Because California has and may in the future experience energy and electricity shortages, we may be subject to increased operating costs as a result of higher electricity and energy rates and may be subject to rolling blackouts which could interrupt our business. Any such impact could be material and adversely affect our profitability. In addition, because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

ONE PRINCIPAL STOCKHOLDER IS ABLE TO CONTROL SUBSTANTIALLY ALL MATTERS REQUIRING A VOTE OF OUR STOCKHOLDERS AND HIS INTERESTS MAY DIFFER FROM THE INTERESTS OF OUR OTHER STOCKHOLDERS.

     As of November 12, 2003, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 67.6% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of November 12, 2003, Mr. Greenberg held approximately 61.5% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 91.0% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS AND REPORTS PREPARED BY ANALYSTS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will,” “result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that would cause our actual results to differ materially from those which are our current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate. In addition, the risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. At September 30, 2003, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. This interpretation is effective for fiscal years ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial statements.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. (See Note 6 “Stock Compensation”).

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial statements.

In April 2003, the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the provisions of FAS 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

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

On December 23, 2002, a complaint captioned BRITNEY BRANDS, INC. v. SKECHERS USA, INC. was filed against Skechers in the United States District Court for the Central District of California (Case No. 02-9774 AHM). The claims and counterclaims have been settled, and the final draft of the settlement has been executed. The terms are confidential and did not have a material effect on Skechers’ financial position or results of operations.

On February 6, 2003, a complaint captioned ADIDAS AMERICA, INC. and ADIDAS-SALOMON AG v. SKECHERS USA, INC. et al. was filed against Skechers in the United States District Court for the District of Oregon (Case No. CV 03-170 KI). The complaint alleges claims for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising out of Skechers’ alleged use of marks confusingly similar to Adidas’ three stripe mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, as well as injunctive relief. On October 15, 2003, the parties settled the matter in principle and are documenting the settlement for execution. The terms of the settlement are confidential and did not have a material effect on Skechers’ financial position or results of operations.

On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants the Company and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code § 25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On July 11, 2003 MG Footwear Inc., commenced a lawsuit against Skechers in the United States District Court for the District of New Jersey, MG FOOTWEAR, LLC v. SKECHERS USA, INC., Case No. 03-3252 (DMC), alleging inducement of breach of contract and interference with contractual relations between MG Footwear and Yakira, LLC. The suit seeks $50 million dollars in punitive damages. The matter was just served and the Company has not yet answered. The Company plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and predict whether the outcome will have an adverse impact on the results of Company operations or financial results.

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

The registrant filed two current reports on Form 8-K during the three month ended September 30, 2003.

On July 24, 2003, under Item 12 – Results of Operations and Financial Condition. Regarding the registrant’s announcement on July 24, 2003 of its financial results for the second quarter and six months ended June 30, 2003. A copy of the press release was furnished as exhibit 99.1 to the current report.

On July 29, 2003, under Item 12 – Results of Operations and Financial Condition. Regarding, the registrant’s conference call and audio web cast held on July 24, 2003, regarding its financial results for the second quarter and six months ended June 30, 2003. A transcript of the call and audio web cast was furnished as exhibit 99.1 to the current report.

The registrant also filed one current report on Form 8-K subsequent to September 30, 2003.

On October 28, 2003, under Item 12 — Results of Operations and Financial Condition. Regarding the registrant’s announcement on October 23, 2003 of its financial results for the third quarter and nine months ended September 30, 2003. A copy of the press release was furnished as Exhibit 99.1 to the current report. Further, regarding the registrant’s conference call and audio web cast held on October 23, 2003 regarding its financial results for the third quarter and nine months ended September 30, 2003. A transcript of the call and audio web cast was furnished as Exhibit 99.2 to the current report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A, INC.

Dated: November 13, 2003	/s/ David Weinberg

David Weinberg
Executive Vice President and
Chief Financial Officer