Form 10-K
period 2003-12-31
SKECHERS USA INC
filed 2004-03-15
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER: 001-14429

SKECHERS U.S.A., INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-4376145 (I.R.S. EMPLOYER IDENTIFICATION NO.)

228 MANHATTAN BEACH BLVD. MANHATTAN BEACH, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	90266 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS Class A Common Stock, $0.001 par value	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange

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

     As of June 30, 2003, the aggregate market value of the Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $155 million based upon the closing price of $7.40 of the Class A Common Stock on the New York Stock Exchange on such date.

     The number of shares of Class A Common Stock outstanding as of March 9, 2004 was 20,422,423.

     The number of shares of Class B Common Stock outstanding as of March 9, 2004 was 17,786,561.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2004 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIB 10.9(a)
EXHIBIT 10.10(h)
EXHIBIT 10.10(i)
EXHIBIT 10.10(j)
EXHIBIT 10.10(k)
EXHIBIT 10.10(l)
EXHIBIT 10.13(a)
EXHIBIT 10.18
EXHIBIT 10.18(A)
EXHIBIT 10.27(a)
EXHIBIT 10.28(a)
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

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

     We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Our Internet website address is www.skechers.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). You can learn more about us by reviewing such filings on our website or at the SEC’s website at www.sec.gov.

GENERAL

     We design and market Skechers-branded contemporary footwear for men, women and children under seven individual brand names. We also offer a designer line for women, a high-end men’s line, a men’s urban-focused specialty line, and a licensed urban-targeted men’s, women’s and children’s line — all branded and marketed separately to appeal to a unique audience. Our footwear reflects a combination of style, quality and value that appeals to a broad range of customers. Our shoes are sold through department stores, specialty stores, athletic retailers and independents as well as our own retail stores, and our e-commerce website. Our objective is to profitably grow our operations worldwide while leveraging our recognizable brand through our strong product lines, licensed apparel and accessories, innovative advertising and diversified distribution channels.

     We seek to offer consumers a vast array of fashionable footwear that satisfies their active, casual, dress casual and dress footwear needs. Our product offerings are organized within 15 distinct collections. Our core consumers are style-conscious 12- to 24-year-old men and women attracted to our youthful brand image and fashion forward designs. Over the last several years, we have broadened our customer base by expanding several footwear lines, including Michelle K and Somethin’ Else from Skechers, and introducing new lines, such as the high-end men’s line Mark Nason, Somethin’ Else from Skechers for Girls, the urban-based 310 Motoring Footwear, and Marc Ecko/Rhino Red footwear for men, women and children. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic.

     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted the Skechers brand through a comprehensive marketing campaign. In 2003, we developed product-focused lifestyle domestic and international print ads for men and women that incorporated several of our lines, including Skechers Sport, Skechers Collection and Somethin’ Else from Skechers. Many of these same styles were also seen in our Skechers adult television campaign. For children, we updated our animated television spot to effectively reach kids with fresh product. As part of our international strategy, we launched ads incorporating celebrity Christina Aquilera. In addition, we developed product ads for the launch of Mark Nason and ads featuring designer Michelle K for her line. Our strategy continues to focus on print advertisements in targeted publications such as GQ, Maxim, Vogue, Elle, Teen People and Seventeen, and is supported by television commercials for adults and children aired on major networks and leading cable channels such as MTV, ESPN and Nickelodeon.

Product Lines

     Since we introduced our first Skechers-branded line, Skechers USA Sport Utility Footwear, in December 1992, we have expanded our product offering and grown our net sales while substantially increasing the breadth and penetration of our account base. Each of our Skechers-branded product lines benefits from the Skechers reputation for contemporary and progressive styling, quality, comfort, and affordability. Our product lines that are not branded with the Skechers name benefit from our marketing support, quality management and expertise. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated sales and design teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.

     Skechers USA. Our Skechers USA category for men and women includes four types of footwear: (i) Casuals and Classics, (ii) Dress Casuals (for men only), (iii) Comfort (for men only), and (iv) Outdoor (for men only).

•	The Casuals category includes “black and brown” boots and shoes that generally have a rugged urban design — some with industrial-inspired fashion features and some women’s styles with comfort-inspired designs. This category is defined by the heavy-lugged outsole and value-oriented materials employed in the uppers. Also in this grouping is the Classics category of boots and shoes, which are marked by softer outsoles constructed of polyvinyl carbon (PVC). We design and price these categories to appeal primarily to young persons with broad acceptance across age groups. Suggested retail price points range from $45.00 to $100.00 for this category.

•	The Dress Casuals category is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but still utilize the heavy-lugged outsole and value-oriented materials. This category is designed and priced for young men seeking their first work or evening shoe. Suggested retail price points range from $50.00 to $65.00 for this category.

•	Skechers Comfort is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. Marketed in its own box, Skechers Comfort is intended to be available in many of the same stores that carry Skechers USA as well as additional mid-tier and better department stores. Suggested retail price points range from $50.00 to $75.00 for this category.

•	Our Outdoor styles for men primarily consist of hiker-influenced constructions that include boots and shoes. While this category includes many technical performance features, we market it primarily on the basis of style and comfort. However, many of the technical performance features in the Outdoor category contribute to the level of comfort this footwear provides. Outsoles generally consist of molded and contoured hardened rubber. Many designs include: gussetted tongues to prevent penetration of water and debris; cushioned mid-soles; motion control devices such as heel cups; water-resistant or water-proof construction and materials; and more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers. Marketed in its own box, Outdoor is intended to be available in mid-tier and better department stores as well as specialty shops. Suggested retail price points range from $45.00 to $75.00 for this category.

     Skechers Sport. Our Skechers Sport footwear for men and women includes: (i) Joggers, Trail runners, Sport hikers, Terrainers, (ii) Performance, and (iii) Street Casuals. Our Skechers Sport category is distinguished by its technical performance-inspired looks; generally, however, we do not promote the technical performance features of these shoes.

•	Our Jogger, Trail runner, Sport hiker and cross trainer-inspired Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, and phylon and other synthetic outsoles, as well as leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with pop colors in addition to the traditional athletic white. The Jogger, Trail runner, Sport hiker and Terrainer styles are marketed through athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $40.00 to $70.00 for this category.

•	The Performance category is comprised of multi-purpose running shoes that are marketed as lifestyle athletic footwear that can be used as a multi-purpose performance shoe. Some styles include: 3M reflective accents, breathable upper construction, quality leathers, abrasion-resistant toe and heel cap, removable moisture wicking molded EVA sockliner, outsole forefoot flex grooves for improved flexibility, non-marking rubber lugs with IDT (Impact Dispersment Technology), aggressive all terrain traction lugs, external torsion stabilizer, and tuned dual-density molded Ethyl Vinyl Acetate (EVA) midsole with pronation control. The performance styles are marketed through athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $50.00 to $60.00 for this category.

•	Street Casual incorporates lower profiles, classic details and skate and street influences in a collection of essential, basic casual sneakers. The uppers are designed in leather, suede, nubuck and/or mesh. Street Casual is targeted to young consumers, but also appeals to a broader demographic. The line is marketed through department and specialty stores. Suggested retail price points range from $45.00 to $55.00 for this category.

     Skechers Collection. The Skechers Collection line includes (i) stylish dress and dress casual, and (ii) EuroCasual shoes for the young fashion-forward male consumer. In addition to basic “essential” styles, this category is comprised of more sophisticated designs influenced, in part, by prevailing trends in Italy and other European countries. Given the look, style and quality, this footwear is primarily sourced from Italy.

•	Our dress and dress casuals include classic tailored and fashion-forward square, round and pointed lasts in a variety of styles, such as bicycle toes, monk straps, wingtips, oxfords, cap toes, demi-boots and boots. The outsoles project a sleeker profile and can be either leather or man-made. The uppers are high-quality leathers including glossy, “box,” distressed, and aniline. Suggested retail price points range from $60.00 to $155.00 for this category.

•	EuroCasual blends dress styling with European influences to create a versatile and comfortable casual shoe. Marked by leather and stitch details and unique styling, the EuroCasual collection of sneakers, oxfords and slip-ons features high-quality leather and suede materials in multiple colorations, and sport-inspired rubber outsoles. Suggested retail price points range from $65.00 to $100.00 for this category.

     Somethin’ Else from Skechers. Targeting 12- to 25-year-old trend-savvy females, Somethin’ Else from Skechers focuses on current fashions with an array of stylish shoes, boots, heels and sandals. With a growing offering that includes flats, heeled boots, clogs and sport-influenced looks, the line is designed to meet junior consumers’ needs – from school to work to weekends to the prom – and is a complementary line for juniors who already wear Skechers USA and Skechers Sport. Many styles are made from more affordable materials such as man-made leather, offering more young consumers the opportunity to buy trend-right shoes at affordable prices. This line is typically retailed through department and specialty stores. Suggested retail price points range from $20.00 to $70.00 for this category.

     Skechers Active. Skechers Active is a line of everyday casual sneakers for females of all ages. Predominately a white-leather based line with bright and pastel pop colors, the line has grown to include select solid color styles and unique fabric treatments such as chrome and perforated metallic. Active sneakers are typically retailed through specialty casual shoe stores and department stores. Suggested retail price points range from $30.00 to $55.00 for this category.

     Skechers Work. Expanding on our heritage of cutting-edge utility footwear, Skechers Work offers a complete line of men’s and women’s oxfords, boots, trail hikers and sport athletics. The Skechers Work line includes (i) Steel Toe, (ii) Work and (iii) Slip-Resistant categories. Our steel toe, electrostatic-dissipative, and electrical hazard technologies have been independently tested and certified to meet ANSI standards, and our slip-resistant soles have been tested pursuant to the Slip Resistance ASTM F 1677-96 (Mark II Machine). The uppers are in high-quality leather, nubuck and durabuck. Constructed on high-abrasion, long wearing soles, the line is designed for men and women with jobs that require certain safety requirements. Skechers Work is primarily marketed through business-to-business channels, but is also available direct-to-consumers and through select department and specialty stores.

•	The Skechers steel toe category of sneakers, hikers, oxfords and boots is ideal for environments requiring safety footwear or tough terrain. These durable styles feature breathable lining, oil- and abrasion-resistant outsoles and steel toe design for optimal protection, all-day comfort and prolonged durability. Some styles also offer electrical hazard, electrostatic-dissipative and water-resistant features. Suggested retail price points range from $50.00 to $100.00 for this category.

•	The Skechers Work line of boots, oxfords and hikers offers versatile features for those requiring utility, safety and comfort features, but who also want style. Designed with an array of textured uppers and colorways, the footwear capitalizes on function and comfort – from breathable lining to contoured insoles and abrasion-resistant outsoles for prolonged wear. Suggested retail price points range from $47.00 to $100.00 for this category.

•	Ideal for the service industry, the Skechers Slip-Resistant line of boots, oxfords and sneakers offers comfort and safety in dry or wet conditions – from breathable lining to Mark II-tested slip-, oil- and abrasion-resistant outsoles for optimal safety and reliability. Electrostatic-dissipative features are also available on select styles. Suggested retail price points range from $50.00 to $65.00 for this category.

     Michelle K. Targeted toward stylish 18- to 34-year-old women, Michelle K is a signature designer line comprised of (i) high-fashion boots, pumps and flats, and (ii) Michelle K Sport, an expanded division of sport shoes. Head designer and visionary Michelle Kelchak derives her inspiration from her extensive travels, which is evident in her collections that reflect the latest European, Asian and American trends and fashions. Michelle K and Michelle K Sport are marketed to consumers separate from Skechers in the United States.

     •     Made predominately with fine European materials and craftsmanship, Michelle K is marked by high-grade leathers, fine detailing and design, and flattering silhouettes, including sculpted and lower kitten heels. Most styles are crafted in Italy, Portugal and Spain, with others made in Brazil. The line is available in better department stores and boutiques. Suggested retail price points range from $120.00 to $300.00 for this category.

     •     Michelle K Sport is a growing line of fashion-inspired designer EuroSport casuals marked by a unique combination of materials, textures and colors. The low-profile looks are designed as a complementary casual line for women who already wear Michelle K fashion and dress footwear, and are marketed to the same better department stores and boutiques as well as select department stores and specialty retailers. Suggested retail price points range from $70.00 to $90.00 for this category.

     Mark Nason. Launched in 2003, Mark Nason is a sophisticated and forward footwear collection targeting men with discerning style. The line is comprised predominately of stylish dress casual and dress oxfords, slip-ons and boots, but also includes a unique grouping of sandals and fashion sneakers. Signature to the Mark Nason line is the premium leathers, the high quality and style. In this collection, look for unusual hand-treated leather uppers and soles, fine leathers, distinctive shapes, unique closures, and a variety of colorations. Such characteristics have included, and may include in the future genuine python or eel boots, hand-treated, hand-scraped and hand-cut leathers, and jute and rubber compounds. The majority of the Mark Nason shoes are constructed in Italy. The Mark Nason line is marketed to consumers separate from Skechers. It is available in better department stores and boutiques. Suggested retail price points for this line range from $100.00 to $600.00.

     Skechers Kids. The Skechers Kids line includes: (i) a range of infants/toddlers, boys and girls boots, shoes and sneakers; (ii) S-Lights, lighted footwear for toddlers, boys and girls; and (iii) Somethin’ Else from Skechers for Girls, trend-inspired boots, shoes, sandals and dress sneakers. Skechers Kids and Somethin’ Else from Skechers for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger set the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image we have established in the children’s footwear market.

     •     Utilizing our takedown strategy, the Skechers Kids line includes variations on Skechers Sport, Skechers USA, Skechers Collection, and Skechers Active adult shoes. Skechers Kids styles are also adapted for toddlers with softer, more pliable outsoles, and for infants with soft, leather sole crib shoes. Skechers Kids shoes are available at department stores and specialty and athletic retailers. Our children’s footwear is offered at retail prices ranging from $18.00 to $50.00.

     •     S-Lights is a line of lighted sneakers, which combines a sequence of patterns and lights on the outsole and other areas of the shoes. S-Lights are intended to be marketed in the same retail stores as Skechers Kids. Our lighted footwear is offered at retail prices ranging from $30.00 to $45.00.

•          Somethin’ Else from Skechers for Girls is a line of trend-right sandals, shoes, boots, street sneakers and dress casuals for young girls. For this line, we have taken many of our successful junior bottoms, tailoring them to the demographic with lower platforms and wedges as needed, and largely giving the shoes all new upper treatments and colors designed to appeal to girls. Many styles are made from more affordable materials such as man-made leather, offering more young consumers the opportunity to buy stylish shoes. A complementary line for girls who already wear Skechers Kids, Somethin’ Else from Skechers for Girls is available in department and specialty stores, and retails at prices ranging from $20.00 to $45.00.

LICENSED BRANDS

     310 Motoring. Brought to market in 2003 with an expected delivery of before back-to-school 2004, the 310 Motoring footwear collection utilizes top-quality leathers, a fashion-forward approach to design and comfort, and materials that are derived from 310 Motoring’s customized cars, including wood burl and carbon fiber. A multi-tiered approach, the line consists of three categories: “Bel Cavallo,” high-end, cutting-edge athletics; “Motoring,” heritage to high-tech stylish boots and shoes; and “Racing,” sophisticated driving-inspired shoes and boots. 310 Motoring footwear will be marketed to consumers separate from Skechers and will be made available in select department stores, specialty retailers and urban independents. Suggested retail price points range from $80.00 to $150.00 for this category.

Marc Ecko and Rhino Red Footwear. Brought to market in late 2003 with a product delivery date of Spring 2004, Marc Ecko Footwear for men and Rhino Red for women is a line of urban- and street-inspired sneakers, joggers and shoes, with an assortment of fashion sandals, heels and boots for women. Targeted to the street-savvy 18- to 34-year-old consumer, the footwear reflects Ecko Unlimited’s men’s apparel and the Ecko Red women’s apparel, and effectively utilizes the globally recognized Rhino logo on the majority of sneakers and casuals. The line will be marketed to consumers separate from Skechers and will be made available in select department stores, specialty retailers and urban independents. Suggested retail price points for Marc Ecko Footwear for men is $70.00 to $100.00. Suggested retail price points for the Rhino Red line for women is $45.00 to $130.00.

PRODUCT DESIGN AND DEVELOPMENT

     Our principal goal in product design is to generate new and exciting footwear with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design most new styles to be fashionable and marketable to the 12- to 24-year old consumer, while substantially all of our lines appeal to the broader range of 5- to 40-year old consumers, with an exclusive selection for infants and toddlers. While many of our shoes have performance features, we generally do not position our shoes in the marketplace as technical performance shoes.

     We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest trends into stylish, quality footwear at a reasonable price. We strive to analyze, interpret and translate current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources that monitor trends in culture and society, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; travel to domestic and international fashion markets to identify and confirm current trends; consultation with our retail customers for information on current retail selling trends; participation in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscription to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in the Skechers image.

     The footwear design process typically begins about nine months before the start of a season. Our products are designed and developed primarily by our in-house design staff. To promote innovation and brand relevance, we utilize dedicated design teams that focus on each of the men’s, women’s and children’s categories, and report to our senior design executives. In addition, we utilize outside design firms on an item-specific basis to supplement our internal design efforts. The design process is extremely collaborative; members of the design staff frequently meet with the heads of retail, merchandising, sales, production and sourcing to further refine our products to meet the particular needs of our the target market.

     After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and decoration, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our manufacturers for a design prototype. The design prototypes are then sent back to our design teams. Our major retail customers may also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. Our design teams can easily and quickly modify and refine a design based on customer input.

     We occasionally order limited production runs which may initially be tested in our concept stores. By working closely with store personnel, we obtain customer feedback that often influences product design and development. We believe that sales in our concept stores can help forecast sales in national retail stores and we share this sales information with our wholesale accounts. We closely monitor sales activity after initial introduction of a product to determine whether there is substantial demand for the style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings. The ability to initially test our products allows us to discontinue less popular styles after only a limited production run which affords us an indicator of future production and a hedge to fashion risks. Also, sales, merchandising, production and allocations management monitor weekly sales trends of orders of our retail account base in order to manage future production of styles that are increasing or decreasing in popularity. Generally, the production process can take from six months to nine months from design concept to commercialization.

SOURCING

     Factories. Our products are produced by independent contract manufacturers primarily located in China and, to a lesser extent, in Italy, Vietnam, Brazil and various other countries. We do not own or operate any manufacturing facilities with the belief that the use of independent manufacturers increases our production flexibility and capacity while at the same time substantially reducing capital expenditures and avoiding the costs of managing a large production work force.

     We seek to use, whenever possible, manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. During 2003, we had four manufacturers that accounted for approximately 49.9% of total purchases. One manufacturer accounted for 24.6% of our total purchases during the year ended December 31, 2003. To date, we have not experienced difficulty in obtaining manufacturing services.

     We maintain an in-stock position for various styles of footwear in order to minimize the time necessary to fill customer orders. For styles with high sell through percentages we will maintain an in-stock position, placing orders for selected footwear with our manufacturers prior to the time we receive customers’ orders for such footwear. In order to reduce the risk of overstocking, we assess demand for our products by soliciting input from our customers, including their retail sell through rates, and monitor retail sell-through at our own retail stores. Through the analysis of historical and current sales and market data we develop an internal product quantity forecast which helps us manage our inventory levels.

     We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0% and 1.5% for 30 to 60 days financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. While we have long-standing relationships with many of our manufacturers and believe our relationships to be good, there are no long-term contracts between us and any of our manufacturers.

     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring is performed domestically by our in-house production department and in Asia through an approximately 170-person staff working from our offices in China and Taiwan. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convict, forced, indentured labor (as defined under U.S. law) nor child labor (as defined by the manufacturer’s country) is used in the production process, that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.

     Quality Control. We believe that quality control is an important and effective means of maintaining the quality and reputation of our products. Our quality control program is designed to ensure that finished goods not only meet our established design specifications, but also that all goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production. For some of our lower volume manufactures, our staff is on-site during significant production runs or we will perform unannounced visits to their manufacturing sites to further monitor compliance with our manufacturing specifications.

ADVERTISING AND MARKETING

     With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach designed to drive traffic, build brand recognition and properly position our diverse lines within the marketplace by highlighting key styles in lifestyle settings. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. The focus of our marketing plan is print and television advertising, with support from radio, billboard, mall kiosk, public relations and product placement. We continue to adjust our advertising budget to be consistent with projected sales, targeting approximately 8% to 10% of annual net sales for our marketing, advertising and trade show efforts.

     The majority of Skechers advertising is conceived and designed by our in-house team. By retaining our advertising functions in-house, we believe that we are able to maintain a greater degree of control over both the creative process and the integrity of the Skechers image, while realizing substantial savings compared to using outside agencies.

     We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Our in-house advertising team has developed a comprehensive program to promote the Skechers brand through edgy lifestyle- and image-driven advertising. While all of our advertisements feature our footwear, they generally seek to build and increase brand awareness by linking Skechers to youthful, contemporary lifestyles and attitudes rather than to market a particular footwear product. Our ads are designed with a broad approach to eliminate single categorization and to provide merchandise flexibility and facilitate the brand’s and product design’s direction of evolving footwear fashions and consumer preferences. Our print efforts are represented by one- and two-page ads displayed in popular fashion and lifestyle consumer publications that appeal to our target customer group, such as Elle, Details, Seventeen, Maxim, People, Teen People, Rolling Stone, YM, and many others.

     To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities we felt would reach new markets. In 2003, we signed an international endorsement agreement with global superstar Christina Aguilera for our women’s lines. In recent years we had similar endorsement agreements with singer and actress Britney Spears, professional basketball player and actor Rick Fox, and actors Robert Downey, Jr., Matt Dillon and Rob Lowe. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

     In addition to advertising our Skechers branded lines through men’s, women’s and children’s ads, we also support our Michelle K, Mark Nason, and now 310 and Marc Ecko/Rhino Red lines through individual unique print advertisements in targeted books such as Vogue, Maxim and XXL. Designer Michelle K appears in the advertisements for her line, which we believe is creating a more personable and relatable brand to consumers while establishing her as a celebrity designer.

     Our progressive television advertisements are primarily produced in-house and air during key selling seasons on top television shows on major networks and cable channels. We create different campaigns targeted to our 5- to 11 and 12- to 24-year-old consumer groups. Our in-house media buyer strategically selects the ideal programs and geographic areas for our commercials for maximum consumer impact.

Promotions

     By applying creative sales techniques via a broad spectrum of mediums, the promotions team seeks to build brand recognition and drive traffic to Skechers retail stores and our retail partners’ locations, serving as a catalyst for increased product sales. Skechers’ promotional strategies have encompassed in-store specials, concert promotions, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. Our imaginative promotions are consistent with Skechers’ imaging and lifestyle.

Public Relations

     Our public relations team’s objectives are to garner positive and accurate press on our company, to secure product placement in key fashion magazines, and place our footwear on the feet of trend-setting celebrities.

     Domestic and international fashion and footwear trade publications, business magazines, and television news shows consistently report on Skechers events and news items. Such stories include Skechers on Fortune’100 Fastest Growing Companies list and Robert Greenberg and Michael Greenberg on Footwear News’ The Power 50.

     Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. In addition to a high-profile scene at a Skechers retail store in the award-winning movie Thirteen, our footwear has been prominently displayed and referenced on The Today Show, Good Morning America, Good Day Live, E! Style, VH1, MTV and Extreme Dating, among others, and has amassed an array of prominent product placements in magazines including Rolling Stone, Lucky, GQ, YM, Seventeen, Teen People, Teen Vogue, Maxim, InStyle and Footwear News. In addition, the Skechers brand has been associated with cutting edge events and select celebrities, and our product has been seen worn by trend-setters like Vin Diesel, Britney Spears, Paris Hilton, Jeff Goldblum, Melissa Joan Hart, Farrah Fawcett, Elijah Wood, among others.

Trade Shows

     To better showcase our diverse products to footwear buyers in the United States, Europe and distributors around the world, we exhibited at the leading trade shows during 2003. This growing list includes WSA’s The Shoe Show, FFANY and MAGIC in the

United States, and GDS, MICAM and Who’s Next in Europe. Our dynamic, state-of-the-art trade show exhibits, which are developed by our in-house architect and feature our latest product offerings, are specially designed and built to accommodate each trade show and are enhanced with lifestyle images reflective of our brand. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, optimizing commitments and sales at the retail level. For select non-Skechers branded lines such as Michelle K, we have created individual exhibits to ensure the brand integrity. Our innovative exhibits have won numerous awards, including Best Booth Design at the WSA Shoe Show, February 2001 and February 2003. For FFANY, we show in our own New York showroom as is common during this show.

Internet

     We also promote our brand image through our e-commerce website at www.skechers.com to customers who access the Internet. This website currently enables us to present information on our products and store locations to consumers. The website is interactive, affording customers the ability to directly order products on the Internet and to allow us to receive and respond directly to customer feedback. Our website is intended to enhance the Skechers brand without the associated costs of advertising. Our website provides fashion information, provides a mechanism for customer feedback, promotes customer loyalty and further enhances the Skechers brand image through interactive content, photos, interviews and information on Skechers-sponsored events.

     In addition, in 2003 we launched unique websites for Michelle K and Mark Nason. Both sites are designed to serve as marketing tools, properly imaging the brand while also informing customers.

Visual Merchandising

     Our in-house visual merchandising department supports retailers and distributors by developing point-of-purchase advertising to further promote our products in our wholesale customers’ stores and to leverage recognition of the Skechers brand name at the retail level. Our visual merchandising coordinators (VMC’s) work with our sales force and directly with our customers to ensure better sell-through at the retail level by generating greater consumer awareness by providing Skechers brand displays.

     Our coordinators communicate with and visit our wholesale customers on a regular basis to aid in proper visual display of our merchandise. They distribute point-of-purchase items such as signage, graphics, displays, counter cards, banners, and other merchandising items. These materials mirror the look and feel of our national print advertising in order to reinforce brand image at the point-of-purchase. The VMC’s also run in-store promotions to enhance the sale of Skechers footwear and create excitement surrounding the Skechers brand. We believe that these efforts help stimulate impulse sales and repeat purchases.

     Our merchandise personnel also work closely with our wholesale customers to ensure the optimal exposure of our products. We have concept shops in over 60 major accounts, which are exclusive selling areas within stores that offer our products and incorporate Skechers signage and customized fixture designs. Through our visual merchandising efforts we are able to enhance brand recognition and ensure the consistent presentation of our products in our wholesale customers’ stores by providing high end custom displays.

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

Wholesale Distribution

     We distribute our footwear through the following wholesale distribution channels; department stores, specialty stores, athletic shoe stores and independent retailers. Although the departments stores and specialty retailers are the largest distribution channels, we believe that our distinct product lines enables us to appeal to a variety of wholesale accounts, many of whom may operate stores within the same mall or other retail locations, because retailers can select those styles of ours that best satisfy the fashion, function and price criteria of their customers. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing retail locations and new locations within each account.

     In an effort to provide knowledgeable and personalized service to our wholesale accounts, the sales force is segregated by product line, each headed by a national or regional sales manager. Reporting to each sales manager are knowledgeable account executives and territory managers. Our national and regional sales managers report to our vice president of sales. All of our national and regional sales managers are compensated on a salary basis, while our account executives and territory managers are compensated on a commission basis. None of our domestic sales personnel sell competing products.

     We believe that we have developed a loyal customer base of wholesale accounts through a heightened level of customer service. We believe that our close relationships with these accounts help us to maximize their retail sell-throughs. Our visual merchandise coordinators work with our wholesale accounts to ensure that our merchandise and point-of-purchase marketing materials are properly presented. Sales executives and merchandise personnel work closely with accounts to ensure the appropriate styles are purchased for specific accounts and for specific stores within those accounts as well as ensure that appropriate inventory levels are carried at each store. Such information is then utilized to help develop sales projections and determine the product needs of our wholesale accounts. The value added services we provide our wholesale customers help us maintain strong relationships with our existing wholesale customers and attract potential new wholesale customers.

Retail Stores

     We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three-store format enables us to promote the full Skechers line in an attractive environment, appeal to a broad group of customers that are segmented by price points and manage inventory in an efficient and brand sensitive manner. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of December 31, 2003, we operated 40 concept stores, 42 factory outlet stores and 32 warehouse outlet stores in the United States. We currently have plans to open four domestic retail stores in 2004.

•	Concept Stores. Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offerings for the current season in a cutting-edge, open-floor setting, providing the customer with the complete Skechers story. In contrast, we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. These locations include concept stores at Times Square and 34th Street in New York, Santa Monica’s Third Street Promenade, Universal CityWalk, Las Vegas’ Fashion Show Mall, and Woodfield Mall outside Chicago. The stores are typically designed to create a distinctive Skechers look and feel and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances.

The prototypical Skechers concept store is approximately 2,500 square feet although in certain selected markets we have opened concept stores as large as 7,000 square feet or as small as 1,200 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume by neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to these malls. We opened five new concept stores in 2002 and eight in 2003, including the first Michelle K store on fashionable Robertson Boulevard in Los Angeles.

•	Factory Outlet Stores. Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. Skechers factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points, generally $60.00 or lower. We opened five new factory outlet stores during 2002 and eight new factory outlet stores during 2003.

•	Warehouse Outlet Stores. Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers warehouse outlet stores range in size from approximately 5,200 to 14,800 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, thus compromising the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our other retail stores in order to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened three new warehouse outlet stores during 2002 and nine new warehouse outlet stores during 2003.

     Electronic Commerce. Our electronic commerce sales represented less than 1.0% of total net sales for each of 2002 and 2003. Our website, www.skechers.com, is a virtual storefront that promotes the Skechers brand name. Designed as a customer center, our website showcases our products in an easy-to-navigate format, allowing customers to see and purchase our footwear. This virtual store has become a successful additional retail distribution channel, has improved customer service and is a fun and entertaining alternative-shopping environment.

INTERNATIONAL OPERATIONS

     Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from four principal sources: (1) sales of our footwear to foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories; (2) in Canada, France, Germany, Spain, Italy, Portugal, Switzerland, Austria, the Benelux Region and the United Kingdom, we sell footwear directly to department stores and specialty retail stores; (3) in France, Germany, the United Kingdom, the Netherlands, Spain and Canada through retail stores that we own and operate; and (4) to a lesser extent, royalties from licensees who manufacture and distribute our products outside the United States.

     We believe that international distribution of our products represents a significant opportunity to increase sales and profits. We intend to further increase our share of the international footwear market by heightening our marketing presence in those countries, in which we currently have a presence, through our international advertising campaigns, which are designed to establish Skechers as a global brand synonymous with trend-right casual shoes.

Europe

     We have historically sold our footwear to selected wholesale customers in Europe through our foreign distributors. In 2001, we began expanding our European operations to directly sell our footwear to certain wholesale accounts and retail stores in Europe in an effort to increase profit margins and more effectively market and promote the Skechers brand name. By the end of 2002, we had organized Skechers U.S.A. Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices and showrooms in Lausanne, Switzerland; Skechers U.S.A. France SAS with its offices and showrooms in Paris, France; Skechers U.S.A. Deutschland GmbH with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, with its offices and showrooms in Madrid, Spain; and Skechers USA Benelux B.V. with its offices and showrooms in Waalwijk, the Netherlands. Each of these subsidiaries was formed to establish direct control over wholesale distribution, merchandising, and marketing of our products in their respective countries of organization, as well as certain surrounding countries.

     In February 2003, we established Skechers USA Italia S.r.l. and in March we leased an administrative office in Verona to support our direct selling efforts in that region.

     In regards to international retail stores, during 2003, in four European countries we opened six stores, five of which were concept stores and one factory outlet, bringing our total Skechers owned and operated European stores to ten.

     In 2001, we utilized a third party contract warehouse located in Belgium to distribute our footwear to our customers and retail stores in France, Germany and the United Kingdom. During 2002, we established Skechers EDC SPRL, and in August 2002, we entered into a lease agreement for an approximately 240,000 square foot distribution center in Liege, Belgium. The distribution center provides product to our subsidiaries and retail stores throughout Europe. We began shipping product out of the Liege, Belgium distribution center in December 2002.

Canada

     In November 2002, we established our subsidiary Skechers USA Canada and opened our first Canadian flagship store in Toronto’s Eaton Centre. In January 2003, Skechers USA Canada assumed the distribution, merchandising, and marketing of our product in Canada from our Canadian distributor. Product sold in Canada is primarily sourced from our U.S. distribution center in Ontario, California. In October 2003, SKECHERS USA Canada opened an administrative office and showroom outside Toronto in Mississauga, Ontario, to support our direct selling efforts.

Asia

     Through an agreement with our Japanese distributor Achilles Corporation, Achilles opened two flagship retail stores and three outlet stores in Japan, including the 2003 openings of a flagship store in Osaka and outlet stores in Tochigi-ken and Shizuoka. Achilles Corporation is responsible for the store’s operations, has ownership of the stores assets and selects the broad collection of our products to sell to Japanese consumers. In order to maintain a globally consistent image, we provide architectural, graphic and visual guidance and materials for the design of the store, and we trained the local staff on our products and corporate culture. We intend to expand our international presence and global recognition of the Skechers brand name in Asia by continuing to sell our footwear to foreign distributors and opening flagship retail stores with distributors that have local market expertise.

Central America/South America

     Through agreements with two distributors in Central and South America, we have opened 12 concept stores in eight countries in the region where Skechers product is also available through wholesale accounts. Dabsan International in Panama is responsible for the operations and product selection for Skechers stores in Columbia, Costa Rica, Ecuador, Guatemala, Panama, Peru and Venezuela. Our distributor Catecu S.A. in Chile is responsible for the operations and product selection for the Skechers store in Santiago, Chile. As with Japan, our international team works closely with the distributors to ensure the architectural, graphic and visual images are consistent with Skechers corporate strategies.

Australia

     In 2003, our distributor in Australia, Accent Group LTD, opened its first Skechers flagship store in Sydney through a retail licensing agreement with Skechers. The Accent Group owns and operates the store, and we provide guidance on product selection, as well as ensure that the image and attitude of the store is reflective of our company owned stores.

Russia

     Ilion, one of our Russian distributors, opened its first Skechers flagship store in Moscow in 2003, and handles the merchandising and operations, while we assist in the graphic and visual elements to keep a consistent brand identity.

South Africa

     Our South African distributor Footwear Trading Co., opened their first Skechers flagship store in Sandton in September 2003, and handles the merchandising and operations, while we assist in the graphic and visual elements to keep a consistent brand identity.

LICENSING

     We believe that selective licensing of the Skechers brand name and our line names to manufacturers may broaden and enhance the individual brands without requiring significant capital investments or additional incremental operating expenses. Our multiple product lines plus additional subcategories presents many potential licensing opportunities on terms with licensees that we believe will provide more effective manufacturing, distribution or marketing of products such as accessories, underwear/loungewear and apparel than could be achieved in-house. We believe that the strength of the Skechers brand name and the size of our business will enable us to attract premier licensing partners with a proven track record of brand sensitivity.

We signed our first licensing deal in May 2002 for men’s and women’s sport, casual and fashion hosiery/socks, and have since signed several apparel, accessories and underwear/sleepwear licensing agreements for men, women and children in the United States and in select overseas markets for our various lines. The first launch of licensed product was Skechers Kids apparel for boys and girls from Kids Headquarters in July 2003 for the Back-to-School selling season.

Due to the successful in-store launch of Skechers Kids, in 2003 we expanded our licensing agreement with Kids Headquarters to include infant and toddler apparel and boy’s and girl’s daywear and sleepwear. We also extended our reach with infant, toddler and children’s apparel by signing a licensing agreement with MultiGroup Inc. for design and distribution in Canada.

Among the licensing agreements signed during 2003, we entered into three primary apparel licensing arrangements:

1.     Somethin’ Else from SKECHERS. In October 2003, we entered into an agreement with Federal Jeans, Inc. to be our licensee for Somethin’ Else from SKECHERS-branded junior sportswear apparel in the United States and Canada. Under this agreement, Federal Jeans will design, distribute and market coordinated tops and bottoms in denim, knit and woven materials. Product is expected to be available at department stores for the 2004 back-to-school selling season.

2.     Michelle K. In August 2003, we entered into an agreement with Koral Industries to be our licensee for Michelle K contemporary women’s apparel in the United States. Under the agreement, Koral Industries will design, distribute and market trend-right denim, knit and woven tops, bottoms, dresses, and jackets. The wearable trend basics are expected to be available in better department stores and boutiques in Fall 2004.

3.     Skechers USA. In October 2003, we entered into an agreement with Paul Davril, Inc. (PDI) to be our licensee for Skechers USA men’s and women’s casual sportswear. Under the agreement, PDI will design, distribute and market Skechers-branded men’s and women’s tops and bottoms in woven, denim and leather materials, including pants, T-shirts, sweaters, shorts and outwear as part of a sportswear collection. The line is expected to launch in department and specialty stores in Spring 2005.

Also of note, in 2003 we entered into our first international licensing agreement with Mitsui & Co., Inc. to be our licensee for Skechers-branded men’s, women’s and children’s apparel and accessories in Japan. Under the agreement, Mitsui will manufacture and distribute Skechers Sport, Skechers USA and Skechers Kids apparel, hosiery, headwear, watches and eyewear; product began shipping to Japanese department and specialty stores in Spring 2004.

With our existing licensing agreements and as we continue to sign new agreements, we intend to maintain substantial control over the design, manufacturing specifications, advertising and distribution of any licensed products and to maintain a policy of evaluating any future licensing arrangements to ensure consistent representation of the Skechers image.

DISTRIBUTION

     We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes and are shipped either to (1) our approximately 1.4 million square feet of internally managed distribution center located in Ontario, California, (2) to our approximately 240,000 square foot distribution center located in Liege, Belgium, or (3) directly from third party manufacturers to our other international customers. Upon receipt at the central distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to the customer by whatever means the customer requests, which is usually by common carrier. The central distribution centers have multi-access docks, enabling us to receive and ship simultaneously and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and includes direct billing and shipping information.

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

     Our lease agreement for our Liege, Belgium distribution center provides for first right of refusal on three remaining facilities planned for development, allowing for expansion of up to approximately 967,000 square feet. We believe that the capacity available to us within our lease agreement will allow for further growth of our international operations.

BACKLOG

As of December 31, 2003, our backlog was $195.5 million, compared to $205.0 million as of December 31, 2002. While backlog orders are subject to cancellation by customers, we have not experienced significant cancellation of orders in the past and we expect that substantially all the orders will be shipped in 2004. However, for a variety of reasons, including the customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders, a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period. In addition, cancellation rates that we have realized in the past are not indicative of cancellation rates to be expected in the future.

INTELLECTUAL PROPERTY RIGHTS

     We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 90 foreign countries. We also have design patents, and pending design and utility patent applications, in both the United States and various foreign countries. We continuously look to increase the number of our patents and trademarks, both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

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

COMPETITION

     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions, Steven Madden, Ltd. and Wolverine World Wide, Inc. Our athletic shoes compete with brands of athletic footwear offered by companies such as Nike, Inc., Reebok International Ltd., Adidas-Salomon AG and New Balance. Our children’s shoes compete with brands of children’s footwear such as those offered by The Stride Rite Corporation. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than us. We cannot assure you that we will be able to compete successfully against present or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of February 29, 2004, we employed 2,618 persons, 1,413 of which were employed on a full-time basis and 1,205 of which were employed on a part-time basis. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR GROWTH STRATEGY OR MANAGE OR SUSTAIN OUR GROWTH.

     We have grown quickly since we started our business. Our ability to grow in the future depends upon, among other things, the continued success of our efforts to expand our footwear offerings and distribution channels. Our rate of growth has declined in recent periods and may continue to decline or we may not be profitable in future quarters or fiscal years. Furthermore, as our business becomes larger, we may not be able to maintain our historical growth rate or effectively manage our growth. We anticipate that as our business grows, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impair our net sales and earnings.

OUR BUSINESS MAY BE NEGATIVELY IMPACTED AS A RESULT OF CHANGES IN THE ECONOMY.

     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy, our net sales for 2003 were lower than anticipated. This lower level of sales adversely affected our operating results for 2003 and could continue to do so in 2004 and beyond.

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

WE DEPEND UPON A RELATIVELY SMALL GROUP OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES.

     During 2003, our net sales to our five largest customers accounted for approximately 25.1% of total net sales. No one customer accounted for 10.0% or more of our net sales during 2003. As of December 31, 2003, one customer accounted for more than 10% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivables of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer, or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

OUR OPERATING RESULTS COULD BE NEGATIVELY IMPACTED IF OUR SALES ARE CONCENTRATED IN ANY ONE STYLE OR GROUP OF STYLES.

     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to hedge this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales for the years ended December 31, 2002 or 2003. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

WE RELY ON INDEPENDENT CONTRACT MANUFACTURERS AND, AS A RESULT, ARE EXPOSED TO POTENTIAL DISRUPTIONS IN PRODUCT SUPPLY.

     Our footwear products are currently manufactured by independent contract manufacturers. During 2003, the top four manufacturers of our manufactured products produced approximately 49.9% of our total purchases. One manufacturer accounted for 24.6% of total purchases for the year ended December 31, 2003 and the same manufacturer accounted for 22.7% of total purchases for the year ended December 31, 2002. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

     Substantially all of our net sales during 2003 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, VietNam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:

•	political and social unrest, including our military presence in Iraq;

•	changing economic conditions;

•	international political tension and terrorism;

•	work stoppages;

•	transportation delays;

•	loss or damage to products in transit;

•	expropriation;

•	nationalization;

•	the imposition of tariffs and trade duties both international and domestically;

•	import and export controls and other nontariff barriers;

•	exposure to different legal standards (particularly with respect to intellectual property);

•	compliance with foreign laws; and

•	changes in domestic and foreign governmental policies.

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

OUR STRATGIES INVOLVE A NUMBER OF RISKS THAT COULD PREVENT OR DELAY ANY SUCCESSFUL OPENING OF NEW STORES AS WELL AS IMPACT THE PERFORMANCE OF OUR EXISTING STORES.

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

MANY OF OUR RETAIL STORES DEPEND HEAVILY ON THE CUSTOMER TRAFFIC GENERATED BY SHOPPING AND FACTORY OUTLET MALLS OR BY TOURISM.

     Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations in the malls and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our concept stores occupy street locations which are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from the September 11, 2001 terrorist attacks, our military presence in Iraq, a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our operating results.

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

     We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our Skechers® and S in Shield Design® trademarks to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable.

     We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. We have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property, or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability and necessary management attention to such matters, which could negatively impact our business or financial condition.

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

     As of December 31, 2003, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 68.3% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2003, Mr. Greenberg held approximately 62.1% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 90.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

ITEM 2. PROPERTIES

     Our corporate headquarters and additional administrative offices are located at five premises in Manhattan Beach, California, and consist of an aggregate of approximately 110,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The leased property expires between June 2004 and February 2008, with options to extend in some cases, the current aggregate annual rent for the leased property is approximately $1.2 million.

     Our U.S. distribution center consists of four facilities located in Ontario, California. The three leased facilities aggregate approximately 1,176,000 square feet, with an annual base rental of approximately $4.1 million. The leased property expires between November 2007 and May 2011, and contains rent escalation provisions. The owned distribution facility is approximately 264,000 square feet.

     In December 2002, we began to ship product from our internally managed approximately 240,000 square foot distribution center in Liege, Belgium. The facility is leased under a 25-year operating lease for approximately $950,000 base rent per year. The lease agreement provides for first right of refusal on three facilities planned for development, allowing for expansion of up to approximately 967,000 square feet. We believe that the capacity available to us within our lease agreement should allow for further growth of our international operations. The lease agreement also provides for early termination at five-year intervals beginning in year five, pending notification as prescribed in the lease.

     All of our retail stores and showrooms are leased with terms expiring between March 2004 and August 2014. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, and in some cases a percentage of the store’s gross sales in excess of the base annual rent. Total rent expenses related to our retail stores and showrooms was $16.9 million for the year ended December 31, 2003.

     We also lease all of our international administrative offices, retail stores and showrooms located in Canada, France, Germany, Switzerland, Italy, Spain, the Netherlands, and the United Kingdom. The leased properties expire at various dates between June 2004 and November 2017. Total rent for the leased properties aggregated approximately $4.9 million during 2003.

ITEM 3. LEGAL PROCEEDINGS

     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932) asserting similar claims and seeking similar relief on behalf of assistant managers. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted in both class actions and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability however, and does not believe that an adverse result would have a material effect on Skechers’ consolidated financial position or results of operations.

     On February 6, 2003, a complaint captioned ADIDAS AMERICA, INC. and ADIDAS-SALOMON AG v. SKECHERS USA, INC. et al. was filed against Skechers in the United States District Court for the District of Oregon (Case No. CV 03-170 KI). The complaint alleges claims for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising out of Skechers’ alleged use of marks confusingly similar to Adidas’ three stripe mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, as well as injunctive relief. On October 15, 2003, the parties settled the suit and all written documentation has been executed. The terms of the settlement are confidential and did not have a material effect on Skechers’ consolidated financial position or results of operations.

     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, Skechers believes the suit is without merit and intends to vigorously defend the suit.

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

     On July 11, 2003 MG Footwear Inc., commenced a lawsuit against Skechers in the United States District Court for the District of New Jersey, MG FOOTWEAR, LLC v. SKECHERS USA, INC., Case No. 03-3252 (DMC), alleging inducement of breach of contract and interference with contractual relations between MG Footwear and Yakira, LLC. The suit seeks $50 million dollars in punitive damages. The matter stayed pending the outcome of a related arbitration between MG Footwear and Yakira, LLC. Skechers plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and predict whether the outcome will have an adverse impact on the results Skechers operations or financial results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our security holders to be voted on during the fourth quarter of 2003.

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

	HIGH	LOW

YEAR ENDED DECEMBER 31, 2003
First Quarter	$10.24	$5.16
Second Quarter	8.39	6.38
Third Quarter	9.26	6.10
Fourth Quarter	8.28	6.40
YEAR ENDED DECEMBER 31, 2002
First Quarter	$19.60	$12.80

	HIGH	LOW

Second Quarter	24.40	18.00
Third Quarter	21.60	8.75
Fourth Quarter	12.90	6.52

     As of March 3, 2004, there were 118 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 15 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

     Our equity compensation plan information is provided as set forth in Part III, Item 12 herein.

ITEM 6. SELECTED FINANCIAL DATA

     In May 1992, we elected to be treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the “Code”), and comparable state laws. As a result, our earnings, since such initial election, were included in the taxable income of our stockholders for federal and state income tax purposes, and we were not subject to income tax on such earnings, other than franchise and net worth taxes. Prior to the closing of the initial public offering of our Class A common shares on June 9, 1999, we terminated our S Corporation status, and since then we have been treated for federal and state income tax purposes as a corporation under Subchapter C of the Code and, as a result, are subject to state and federal income taxes. By reason of our treatment as an S Corporation for federal and state income tax purposes, we, since inception, have provided to our stockholders funds for the payment of income taxes on our earnings as well as our conversion from an S Corporation to a C Corporation during 1999. We declared distributions relating to our S Corporation status of $35.4 million in 1999. Purchasers of shares in the initial public offering of our Class A common shares on June 9, 1999 did not receive any portion of these S Corporation distributions. Since the termination of our S Corporation status earnings have been and will be retained for the foreseeable future in the operations of our business. We have not declared or paid any cash dividends on our Class A common shares and do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance the growth and development of our business.

     The following tables set forth selected consolidated financial data of Skechers as of and for each of the years in the five-year period ended December 31, 2003.

SUMMARY FINANCIAL DATA
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	YEARS ENDED DECEMBER 31,

	1999	2000	2001	2002	2003

STATEMENT OF EARNINGS DATA:
Net sales	$424,601	$675,036	$960,385	$943,582	$834,976
Gross profit	174,608	284,225	406,180	386,673	317,686
Operating expenses:
Selling	57,332	77,451	111,401	94,274	84,653
General and administrative	79,114	125,827	205,989	210,889	238,550
Earnings (loss) from operations	38,830	81,263	88,487	82,655	(1,347)
Interest expense	6,554	9,230	13,852	8,927	8,839
Earnings (loss) before income taxes	32,691	72,351	75,955	75,341	(10,373)
Net earnings (loss)	24,056	43,751	47,270	47,036	(11,867)
PRO FORMA OPERATIONS DATA:(1)
Earnings (loss) before income taxes	$32,691	$72,351	$75,955	$75,341	$(10,373)
Income taxes	12,880	28,600	28,685	28,305	1,494
Net earnings (loss)	19,811	43,751	47,270	47,036	(11,867)
Net earnings (loss) per share:(2)
Basic	$0.62	$1.24	$1.30	$1.26	$(0.31)
Diluted	$0.60	$1.20	$1.24	$1.20	$(0.31)
Weighted average shares:(2)
Basic	31,765	35,142	36,409	37,275	37,840
Diluted	33,018	36,563	38,059	40,854	37,840

	AS OF DECEMBER 31,

BALANCE SHEET DATA:	1999	2000	2001	2002	2003

Working capital	$65,003	$93,305	$139,972	$286,760	$277,835
Total assets	177,914	303,400	407,486	483,156	466,533
Total debt	33,950	85,321	115,931	119,646	119,273
Stockholders’ equity	86,000	134,046	199,016	259,236	255,654

(1)	Reflects adjustments for federal and state income taxes as if Skechers had been taxed as a C Corporation rather than as an S Corporation for periods prior to its initial public offering on June 9, 1999.

(2)	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, unless their inclusion would be anti-dilutive. The weighted average diluted shares outstanding for 1999 gives effect to the sale by Skechers of those shares of common stock necessary to fund the payment of (i) stockholder distributions paid or declared from January 1, 1998 to June 7, 1999, the S Corporation termination date, in excess of (ii) the S Corporation earnings from January 1, 1998 to December 31, 1998 for 1996 through 1998, and January 1, 1999 to June 7, 1999 for 1999, based on an initial public offering price of $11 per share, net of underwriting discounts.

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

GENERAL

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

     We generate revenues from the following three principal sources:

•	WHOLESALE. We sell footwear directly to department stores and specialty retail stores both domestically and internationally.

•	RETAIL. We own and operate our own retail stores both domestically and internationally through three integrated retail formats. The utilization of three distinct retail formats is to appeal to a broad range of customers that are segmented by price points and allows us to manage inventory in an efficient and brand sensitive manner. Our three retail formats are as follows:

1. Concept Stores. Our concept stores are located in marquee street locations and high performing regional malls, promote awareness of the Skechers brand and showcase a broad assortment of our in-season footwear styles. The products offered in our concept stores are full price in-season products and typically attract fashion conscious customers. Our proto-typical concept store is approximately 2,500 square feet and generates gross margins that are the highest of our three retail formats.

2. Factory Outlet Stores. Our factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points. Our factory outlet stores range in size from 1,900 square feet to 9,000 square feet and generally have price points less of $60.00 or lower. Gross margins generated from our factory outlet stores are less than those in our concept stores.

3. Warehouse Outlet Stores. Our freestanding warehouse outlet stores appeal to our most value conscious customers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. These stores allow us to sell discontinued and excess merchandise, thereby reducing the need to sell merchandise to discounters at excessively low prices, which could compromise the Skechers brand.

•	DISTRIBUTORS. Internationally, we sell our footwear to our foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories.

FINANCIAL OVERVIEW

     We have two reportable business segments, domestic wholesale and distributor sales. Our domestic wholesale segment is our largest distribution channel comprising 76.0%, 72.3% and 67.4% of our net sales for the years ended December 31, 2001, 2002, and 2003, respectively. Our distributor sales comprised 10.4%, 8.7%, and 8.4% of our consolidated net sales for the years ended December 31, 2001, 2002, and 2003, respectively. Gross margins provided by our distribution channels are such that, our retail sales achieve higher gross margins as a percentage of net sales than domestic wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. None of our domestic retail sales formats, international wholesale sales, or international retail sales comprised more than 10% of our consolidated net sales for either fiscal 2001, 2002 or 2003.

     We had realized rapid growth since inception, increasing net sales from $90.8 million in 1994 to $960.4 million in 2001. However during 2002 and 2003, we saw our net sales decline, by 1.7% and 11.5%, for the years ended December 31, 2002 and 2003, respectively, when compared to the prior year. The decline in net sales during 2003 from 2002 was primarily due to reduced domestic wholesale sales and, although to a lesser extent, reduced sales to our international distributors. Our distributor sales have decreased in part due to the expansion of our international direct selling efforts, which sales are classified as international wholesale, as compared to distributor sales in prior years. During 2003, our domestic wholesale sales declined 17.5% on a 5.2% decline in unit sales volume, and in a 13.1% decrease in the average price per pair sold. As a result, we realized a decrease in margins, which declined to 38.0% in 2003 compared to 41.0% in 2002. The decrease in average price per pair sold, and the negative impact on margins in 2003 was due to various factors. First, was the build up of committed inventory (which includes inventory on hand and in-transit from the factory which is on our books and inventory in process at the factory which is not in our books) from our third party manufacturers at December 31, 2002. The increase in committed inventory was to take advantage of at once orders during the first half of 2003, which did not materialize to the levels we had anticipated. Second, as a result of our at once orders not achieving the levels expected, we ended up with higher than anticipated inventory levels, which reached a high of $217.1 million at June 30, 2003. As a result, we undertook an aggressive sales strategy to significantly reduce our inventory levels in an already difficult retail environment, one where consumers were seeking product markdowns at the retail level. This sales strategy was initiated into both of our domestic and international wholesale distribution channels. Third, we saw a decrease in demand for some of our product lines that had traditionally made up a larger portion of our domestic wholesale sales. We continually update, modify and expand our product offerings based on current and expected trends, which may include the addition of new styles within existing product lines, such as within our Skechers Work and Skechers Sport lines, and in some cases the addition of new product lines such as our Michelle K sport line and our high end men’s line Mark Nason.

     Offsetting the decline in our domestic wholesale sales was a 15.4% increase in our retail sales. The increase was due to the net increase of 29 retail stores during 2003, and the incremental effect of having the 15 retail stores we opened in 2002 open for all of 2003. At December 31, 2003, we had 125 retail stores opened worldwide and we currently believe that we have established our presence in most major markets. As such, we currently feel that we are now able to curtail our retail expansion, and therefore, we currently have plans to open four domestic, and no international, retail stores in 2004. During 2003, we recorded an impairment charge of $619,000 to write off the fixed assets at three of our domestic retail stores. Further, we are carefully reviewing our under performing stores and may consider the non-renewal of leases at lease renewal.

     During 2003, we continued our international expansion with the establishment of international subsidiaries in Canada, the Netherlands, and Italy. These subsidiaries support our direct selling efforts in those countries and are in addition to our subsidiaries established in the United Kingdom, Germany, France and Spain. We currently believe that we have developed our international direct selling efforts, therefore, we currently do not anticipate entering any new international markets in 2004. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer, and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product.

     We believe that selective licensing of the Skechers brand name to non-footwear related manufacturers may broaden and enhance the Skechers image without requiring us to expend significant capital investments or incur significant incremental operating expenses.

During 2003, we continued to increase our licensing opportunities and have now signed 12 domestic and three international licensing agreements in the last two years. Our licensing agreements, which now consist of apparel, accessories, loungewear, and swimwear, cover most of our brand names available for licensing. Our most significant license to date is with Kids Headquarters for Skechers kids apparel, which launched for back to school in 2003. Due to the successful launch of the kid’s apparel line, we have expanded the agreement to include infant and toddler apparel and boys’ and girls’ daywear and sleepwear. As many of our licensing arrangements were signed in 2003, we currently believe that most product offerings will be available in stores by fall 2004.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Net sales

     Net sales for 2003 were $835.0 million an 11.5% decrease from net sales of $943.6 million in 2002. The decrease in net sales was due to reduced domestic wholesale sales, partially offset by increases in international wholesale and retail sales. Domestic wholesale net sales decreased 17.5% to $562.9 million in 2003 compared to $682.6 million in 2002. The decrease in domestic wholesale net sales was the result of a 5.2% decrease in unit sales volume, to 33.4 million pairs in 2003 from 35.2 pairs million in 2002, and a 13.1% decrease in the average selling price pair to $16.86 in 2003 from $19.39 in 2002. The anticipated decrease in the average selling price per pair was due to our aggressive selling efforts to relieve our inventory levels that were built up from our inventory commitments at December 31, 2002. We had anticipated that our inventory commitments would be utilized by at once orders in the first half of 2003, however, the level of at once orders during this period were lower than anticipated. The lower level of at once orders during the first half of 2003 allowed our inventory levels to reach a high of $217.1 million at June 30, 2003. As such we continued our aggressive sales campaign through the end of 2003, which negatively impacted our average selling price per pair.

Our distributor net sales decreased 14.7%, to $70.4 million in 2003 from $82.5 million in 2002, due to reduced sales into the South American, Asian, and Mexican markets, as well as the reclassification previously described.

Our other segment net sales consist of international wholesale, international and domestic retail sales and e-commerce sales. Our international wholesale sales increased 9.7%, due to expansion of our direct selling efforts into the Benelux region, Canada, and Italy, which were previously classified as distributor sales, offset by reduced sales into the United Kingdom and France.

Our domestic retail sales increased 12.2% due to the net addition of 23 domestic retail stores and having the 13 retail stores opened in 2002 open the entire year of 2003. We currently have 114 domestic retail stores, and currently plan to open four domestic retail store stores in 2004. During 2003 we closed two retail stores. We periodically review all of our stores for impairment and/or, in the case of under performing stores, store closure. Our international retail sales increased 81.6% in 2003 compared to 2002, due to the addition of six stores and the two stores opened in 2002 being open the entire year of 2003. We currently do not anticipate opening any international retail stores in 2004. Our e-commerce sales decreased 9.8% in 2003 when compared to 2002. Our e-commerce sales made up less than 1% of our consolidated net sales in both fiscal 2002 and 2003.

During 2003, we began to generate licensing revenues from licensing our brand name and our branded lines to non-footwear manufacturers. Our licensing revenues in 2003 were derived primarily from our kids apparel licensing agreement with Kid’s Headquarter. In total, we generated licensing revenues of approximately $2.9 in fiscal 2003. We currently anticipate that licensing fees will increase in fiscal 2004, as additional licensing products become available to consumers.

Gross profit

Gross profit for fiscal 2003 was $317.7 million compared to $386.7 million in 2002. Gross profit as a percent of net sales was 38.0% compared to 41.0% in 2002. The decrease in margin was due to the decrease in domestic wholesale margins, which were 33.0% in 2003 compared to 38.4% in 2002. The decrease in domestic wholesale margins was due to our aggressive sales strategy, primarily in the second half of 2003, that we employed in order to reduce our inventory levels. The effect of this sales strategy was a 13.1% decrease in the average selling price per pair for the year and a domestic wholesale margin of 27.1% during the fourth quarter of 2003, compared to 33.8% in the fourth quarter of 2002. Offsetting the domestic wholesale margin decrease in fiscal 2003 was the increase in our domestic retail sales, which have a higher gross margin than domestic wholesale sales, as they have become a higher percentage of our consolidated net sales. During the second half of 2003, we moved a significant amount of excess and clearance priced inventory. However, we have recently begun to ship higher margin products, as such, we currently anticipate that margins during the first quarter of 2004 will be approximately 40%.

Selling expenses

     Selling expenses for 2003 were $84.7 million, a decrease of $9.6 million from selling expenses of $94.3 million in 2002. Selling expenses as percentage of sales were 10.1% in 2003 compared to 10.0% in 2002. The decrease in selling expenses was primarily due to reduced advertising expenses, which decreased to $71.7 million in 2003 from $75.1 million in 2002, although because of the reduction in net sales, advertising expense increased as a percentage of net sales to 8.6% in 2003 from 8.0% in 2002. The decrease in advertising was due to reduced domestic media ads of approximately $8.5 million, primarily television and trade print, offset by increased international advertising and promotional costs of approximately $2.2 million, including a major print campaign featuring international pop star Christina Aguilera for our women’s sport line, as well as increased sample costs of approximately $2.1 million associated with developing styles for new and existing product lines.

General and administrative expenses

     General and administrative costs for 2003 were $238.6 million, an increase of 13.1% over general and administrative expenses of $210.9 million in 2002. General and administrative expenses as a percent of sales were 28.6% in 2003 compared to 22.3% in 2002. The increase in general and administrative expenses was due to increased salaries, wages, taxes and related benefits of $13.0 million, increased rent of $8.5 million, increased depreciation $3.6 million, increased insurance of $1.8 million, and $619,000 of impairment charges related to the write off of fixed assets at three of our domestic retail stores. The increase in expenses were primarily the result of our continued expansion of both our domestic and international retail operations, in which we added a total of net 29 stores, and establishing subsidiaries in Canada, the Netherlands, and Italy.

     During fiscal 2002 and 2003, we significantly increased the number of domestic and international retail stores, expanded our direct selling efforts into Spain, the Benelux region, Canada, and Italy, and established our European distribution center in Belgium to provide inventory fulfillment services to our international customers and our own retail stores. During this same period, we realized a decrease of 1.7 % and 11.5% in our consolidated net sales for fiscal 2002 and 2003, respectively, when compared to the prior year. As a result of our expansion efforts, we have expanded our infrastructure with costs that are fixed in the short term. As result of the decrease in sales, coupled with an increase in operating expenses associated with our expansion strategies, we realized a deleveraging of our expenses in fiscal 2003, which may continue into 2004. As such, we currently do not plan on entering any additional international markets and currently plan to open four domestic, and no international, retail stores in 2004.

     During the fourth quarter, we implemented some initial cost reductions based on our anticipated sales levels; however, we have not yet realized the benefits of those reductions. We continue to review our cost structure to develop efficiencies within our operations and currently anticipate that any additional cost reduction strategies, if needed, will be made after the first quarter 2004 and will be based on our sales outlook for the remainder of fiscal 2004. However, at this time we are currently unable to determine the extent, if any, of any anticipated savings in fiscal 2004 when compared to 2003.

Interest expense

     Interest expense for fiscal 2003 was $8.8 million consistent with interest expense of $8.9 million in 2002. Interest expense is derived from our convertible notes, mortgages on our distribution center and corporate office located in California, our capital lease obligations and interest on amounts owed to our foreign manufacturers. Our total average debt levels and average interest rates have remained comparable from 2002 to 2003.

Other income

     Other, net was an expense of $187,000 in 2003 compared to income of $1.6 million in 2002. The reduction in other, income was due to reduced foreign exchange gains and reduced rent earned from leasing office space at one of our administrative offices in 2003, when compared to 2002.

Income taxes

     We provided $1.5 million in income taxes for fiscal 2003 despite our generating a pretax loss. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The tax provided was the result of generating tax losses in low tax rate jurisdictions and the inability to use those losses against income in higher rate jurisdictions. During 2002, our effective tax rate was 37.6%, which is lower than the expected domestic rate of 40%, due to our international expansion into lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Net sales

     Net sales for 2002 decreased 1.7% to $943.6 million compared to $960.4 million in 2001. The decrease in net sales was primarily due to reduced domestic wholesale segment net sales which were $682.6 million for 2002, compared to $729.9 million in 2001. The decreased sales is attributed to a 3.1% decrease in unit sales volume to 35.2 million pairs in 2002 compared to 36.3 million pairs in 2001 and a 3.5% decrease in the average selling price per pair to $19.39 in 2002 compared to $20.10 in 2001. Distributor net sales decreased 17.3% to $82.5 million in 2002 from $99.8 million in 2001 primarily due to decreased sales into the South American market place and the expansion of our international direct selling efforts, whose sales are now classified as international wholesale. International wholesale net sales increased 119.1% in 2002 compared to 2001. The increase was primarily due to our direct sales efforts in place for the full year in 2002 compared to approximately nine months in 2001.

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

     During 2002, we continued to expand internationally by establishing subsidiaries in Canada, Spain, the Benelux region, and in the first quarter of 2003, in Italy. Our international subsidiary’s infrastructure typically includes a sales and support staff and showroom to present the full range of our product offerings to prospective accounts. During the year ended December 31, 2002, we opened 13 domestic retails stores: five concept stores, five factory outlet stores, and three warehouse outlet stores.

Gross profit

     Gross profit for 2002 was $386.7 compared to gross profit of $406.2 million in 2001. Gross margin was 41.0% for 2002 compared to 42.3% for 2001. Gross margin for the domestic wholesale segment was 38.4% in 2002 compared to 40.9% in 2001. The decrease in gross margin in the domestic wholesale segment was due primarily to concessions given to our wholesale accounts to stimulate sales at retail during a sluggish retail environment, additional costs related to the domestic west coast port strike which lead to additional airfreight costs from our international manufacturers, rerouting of freight to east coast and Canadian ports, and the subsequent trucking costs from those ports to our distribution center in Ontario, California. In addition we realized lower margins from our company owned retail stores due to additional sales promotions during 2002 compared to 2001.

Selling expenses

     Selling expenses for the 2002 were $94.3 million compared to $111.4 million in 2001, a decrease of $17.1 million or 15.4%. Selling expense as a percentage of net sales decreased to 10% compared to 11.6% in 2001. The decrease in selling expense was primarily due to decreased advertising, which was 8.1% of sales in 2002 compared to 9.0% in 2001. Advertising expense decreased $9.8 million in 2002 primarily due to fewer domestic print ads, and cable TV ads, other selling expense reductions were realized in trade show expenses of $1.5 million, and catalog expenses of $4.9 million, from the discontinuance of our mail order catalog.

General and administrative expenses

     General and administrative expenses for 2002 were $210.9 million compared to $206.0 million for 2001. As a percentage of net sales general and administrative expenses were 22.3% in 2002, compared to 21.4% in 2001. The increase in general and administrative expenses during 2002 compared to 2001 was due to increased rent (approximately $5.0 million), insurance ($2.2 million), travel ($2.0 million) and depreciation charges (approximately $2.3 million) related to the addition of 13 retail stores and the full year’s effect of the 26 stores added in 2001, infrastructure additions to support our direct selling efforts in the United Kingdom, Germany, France, and new subsidiaries added in 2002, including Spain, Canada, and the Netherlands and, to a lesser extent, legal reserves and the move into our internally managed distribution center in Liege, Belgium in the fourth quarter of 2002. However, the expense increases noted were partially offset by reduced temporary help costs (approximately $9.0 million) at our distribution facility in Ontario, California.

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

Other income

     Other income for 2002 was $1.6 million compared to $1.3 million in 2001. The increase in other income was due to foreign exchange gains, offset by decreased rent revenue from the leasing of office space at one of our administrative facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital at December 31, 2003 was $277.8 million, a decrease of $9.0 million from working capital of $286.8 million at December 31, 2002. Our cash and cash equivalents at December 31, 2003 were $113.5 million compared to $124.8 million at December 31, 2002. The change in net cash was the result of a decrease in cash provided by operating activities, primarily the result of generating a net loss for fiscal 2003, cash used in investing activities of $24.1 million for capital expenditures related to our investments in our retail stores, international expansion and additional investments in intellectual property, and net cash used in financing activities related to the repayment of long term obligations.

     In 2003, our cash balances decreased $11.3 million, from $124.8 million at December 31, 2002 to $113.5 million at December 31, 2003. The significant impacts on cash flows in 2003 related to expenditures for certain property and equipment aggregating $20.7 million and the acquisition of our Canadian distributor for $2.3 million, offset by cash flows from operations of $12.3 million. During 2003, we focused on reducing inventories, which decreased by $11.9 million in 2003 as compared to 2002, and using that cash to reduce our accounts payable and accrued expenses, which decreased $11.7 million in 2003 compared to 2002. There were no significant changes in cash flow resulting from financing activities. Our main source of borrowings is our 4.50% convertible Subordinated notes aggregating $90.0 million. We have no borrowings outstanding under our line of credit and total cash flows used in financing activities were $0.9 million

     Net cash used in investing activities was $24.1 million for fiscal 2003, compared to $14.5 million in fiscal 2002. The increase in capital expenditures for fiscal 2003, compared to the same period in 2002, was due to the building of 26 domestic retail stores, which totaled approximately $11.2 million, equipment and leasehold improvements at our international subsidiaries, international retail stores, and our European distribution center of $7.1 million. In addition, we spent $2.3 million related to the acquisition of our Canadian distributor, of which $1.3 million related to the repurchase of inventory. We initiated our direct selling efforts in Canada in the first quarter of 2003.

     During 2003, we continued to invest in our international expansion efforts by establishing subsidiaries in Canada, Italy and the Netherlands. These subsidiaries were established to support our direct efforts in those regions. We also invested in the expansion of our retail stores by opening an additional 25 domestic and 6 international retail stores. These investments continued throughout fiscal 2003, despite our decrease in consolidated net sales, when compared to 2002. Our expansion efforts have increased our overhead structure, causing our operating expenses to become a larger portion of net sales in 2003 when compared to fiscal 2002. We currently believe that we have an international presence in the most favorable international locations and have a retail presence in most major markets both domestically and internationally. Therefore during 2004, we currently do not plan on expanding our direct selling efforts into new international regions. In addition, we currently do not plan on opening any additional international retail stores in

2004 and currently have plans to open four domestic retail stores in 2004. We currently expect our capital expenditures for 2004 to be approximately $4-6 million in total, which includes our domestic retail stores, minor capital improvements at our distribution centers and investments in information technology. We currently anticipate that our capital expenditures will be funded by cash flows from operations or from funds available from our secured line of credit, of which, there are currently no amounts outstanding.

     Net cash used in financing activities was $911,000 for fiscal 2003, compared to net cash provided by financing activities of $6.0 million during fiscal 2002. The decrease in net cash provided by financing activities was primarily due to the reduction in cash provided by the exercise of stock options, and prior year including the proceeds from the issuance of our 4.50% notes, offset by the repayment of our short-term borrowings.

     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A Common Stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future senior debt. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness. Net proceeds from the sale of the notes were $86.2 million. The refinancing of our short-term borrowings with long-term capital was done to provide us with long-term debt to provide for the future growth of the business.

     We have available a secured line of credit, as amended on December 31, 2003, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.0% at December 31, 2003) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at December 31, 2003 were $3.8 million. Available borrowings under the line of credit at December 31, 2003 were $99.4 million and no amounts were outstanding at December 31, 2003 and 2002. We pay an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. We were in compliance with these covenants at December 31, 2003.

     We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2004. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Disclosure about Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments as of December 31, 2003:

	Payments Due by Period (In Thousands)

		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years

Long-Term Obligations (1)	$104,175	$4,050	$8,100	$92,025	—
Other Long Term Debt	27,460	1,678	3,356	3,356	$19,070
Capital Lease Obligations	12,769	3,754	8,815	200	—
Operating Lease Obligations (2)	223,104	31,206	58,086	47,122	86,690
Purchase Obligations (3)	200,600	200,600	—	—	—

	$568,108	$241,288	$78,357	$142,703	$105,760

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually, narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

(1)	The long-term debt consists of our 4.50% convertible notes receivable due April 15, 2007, and related interest payments due in April and October of each year, unless converted into our Class A common stock as provided for in the indenture agreement.

(2)	Operating lease commitments consists primarily of real property leases for our retail stores, corporate offices, and distribution centers. These leases frequently include options, which permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150,000,000 secured line of credit, for which no amounts were outstanding at December 31, 2003.

(3)	Purchase obligations includes the following (i) purchase orders for the purchase footwear, that may be cancelable in certain instances given the timing of cancellation , of $153.5 million, (ii) outstanding letters credit of $3.8 million, and (iii) open purchase commitments with our foreign manufacturers for $43.3 million. We currently expect to fund these commitments with cash flows from operations.

CRITICAL ACCOUNTING ESTIMATES

Management Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates are affected by more significant judgments used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, inventory reserves, valuation of intangible and long-lived assets, litigation reserves, and valuations of deferred income taxes.

Revenue Recognition. We derive revenue from the sale of footwear. In general, revenue is recognized upon shipment of the merchandise. Domestically, goods are shipped directly from our domestic distribution center in Ontario, California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For our international wholesale accounts, product is shipped direct from our distribution center in Liege, Belgium, and revenue is recognized upon shipment from the distribution center. For our distributor sales, the goods are delivered directly from the independent factories to the distributors on an FOB shipping point basis and revenue is recognized upon shipment from the factory. In all of the above cases, each of the following have been met prior to revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay, and disputed and returned items. We offer normal trade discounts to our customers. On occasion we offer our wholesale accounts sales discounts based on various promotional programs, such as trade-show promotions, product line discounts, and futures discounts. All sales are booked net of discount and are recorded at the time of revenue recognition. All customer returns must have a return authorization number, once the product is returned and processed, we issue a credit to the customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last three months. This percentage is based on our historical loss rate. A 1% change in this rate would not have a significant impact on our results of operations. Gross trade accounts receivable balance was $106.7 million and the allowance for bad debts, returns, and customer chargebacks was $7.9 million at December 31, 2003.

Inventory reserves. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales, and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At December 31, 2003, our gross inventory value was $139.9 million, and our inventory reserve was $2.0 million.

Valuation of long-lived assets. When circumstances warrant, we assess the impairment of long-lived assets that require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	the asset’s ability to continue to generate income;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); or

•	the impact of significant negative industry or economic trends

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our retail stores to assess potential impairment of the leasehold improvements. Stores with negative contribution opened in excess of twelve months are then reviewed in detail to determine if impairment exists. At December 31, 2003, we recorded an impairment charge for leasehold improvements at three of our retail stores totaling $619,000.

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Valuation of deferred income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for an evaluation allowance.

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

EXCHANGE RATES

     We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2002 and 2003, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

FUTURE ACCOUNTING CHANGES

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have any effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

In September 2002, the FASB Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF No. 02-16, which provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our consolidated financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any material guarantees that require disclosure under FIN 45.

FIN 45 also requires displaying the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

As noted above the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the year ended December 31, 2003, the Company has not entered into any guarantees within the scope of FIN 45.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares, as a liability. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

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

     Interest rate fluctuations. At December 31, 2003, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information to be disclosed by a company in the reports that it files under Rule 13a-14 of the Securities and Exchange Act of 1934 (the (“Exchange Act”) is recorded, processed, summarized, and reported within required time periods. As of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that the required information will be disclosed on a timely basis in our periodic reports filed with the Securities and Exchange Commission under the Exchange Act.

(b)  Changes in internal control

There were no significant changes to our internal control over financial reporting or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Consolidated financial statements and schedules required to be filed hereunder are indexed on Page F-1 hereof.

(b)	Reports on Form 8-K — The registrant filed one current report on Form 8-K during the three months ended December 31, 2003.

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

(c)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

2.1	Agreement of Reorganization and Plan of Merger (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.1	Certificate of Incorporation (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

3.2	Bylaws (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.2	Purchase Agreement, dated April 14, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.1 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.3	Indenture, dated April 9, 2002, between the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.2 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.4	Form of Specimen Restricted Global Security (incorporated by reference to exhibit number 4.3 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.5	Registration Rights Agreement, dated April 9, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.4 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.1	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.2	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q, for the period ending June 30, 2000).

10.3-10.5	[Reserved].

10.6	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.6(a)	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust, and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.9	Lease Agreement and Addendum, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the registrant’s Form 10-K for the year ending December 31, 1999).

10.9(a)	Addendum No. 2, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California.

10.10	Amended and Restated Loan and Security Agreement between the Registrant and Heller Financial, Inc., dated September 4, 1998 (incorporated by reference to exhibit number 10.10 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(a)	Term Loan A Note, dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(b)	Revolving Note dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(b) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(c)	First Amendment to Amended and Restated Loan and Security Agreement, dated September 11, 1998 (incorporated by reference to exhibit number 10.10(c) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(d)	Second Amendment to Amended and Restated Loan and Security Agreement, dated December 23, 1998 (incorporated by reference to exhibit number 10.10(d) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(e)	Third Amendment to Amended and Restated Loan and Security Agreement dated February 1, 2000 (incorporated by reference to exhibit number 10.10(e) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.10(f)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 1, 2000 (incorporated by reference to exhibit number 10.10(f) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.10(g)	Fifth Amendment to Amended and Restated Loan and Security Agreement dated July 11, 2001 (incorporated by reference to exhibit number 10.10(g) of the Registrant’s Form 10-Q for the period ending September 30, 2001).

10.10(h)	Sixth Amendment to Amended and Restated Loan and Security Agreement dated June 12, 2002.

10.10(i)	Seventh Amendment to Amended and Restated Loan and Security Agreement dated April 18, 2002.

10.10(j)	Eighth Amendment to Amended and Restated Loan and Security Agreement dated September 30, 2002.

10.10(k)	Ninth Amendment to Amended and Restated Loan and Security Agreement dated August 18, 2003.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.10(l)	Tenth Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2003.

10.11	Lease Agreement, dated April 15, 1998, between the Registrant and Holt/Hawthorn and Victory Partners, regarding 228 Manhattan Beach Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.11 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.12	Commercial Lease Agreement, dated February 19, 1997, between the Registrant and Richard and Donna Piazza, regarding 1110 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.12 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.13	Lease Agreement and Addendum, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.13 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.13(a)	Addendum No. 2, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California.

10.14	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.14(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.15	Lease Agreements, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P. , regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.16	Commercial Lease Agreement, dated April 10, 1998, between the Registrant and Proficiency Ontario Partnership, regarding 5725 East Jurupa Street (incorporated by reference to exhibit number 10.16 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.17	Lease Agreement and Addendum, dated June 11, 1998, between the Registrant and Delores McNabb, regarding Suite 3 on the first floor of the north building, Suite 9 on the first floor of the south building at 904 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.17 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.18	Lease Agreement and Addendum, dated September 14, 1998, between the Registrant and Delores McNabb, regarding Suites 3, 4 and 5 on the second floor of the north building at 904 Manhattan Avenue, Manhattan Beach, California.

10.18(a)	Lease Agreement and Addendum, dated April 15, 2000, between the Registrant and Delores McNabb, regarding Suites 7, 8 and 9 on the second floor of the south building at 904 Manhattan Avenue, Manhattan Beach, California.

10.19	Standard Offer, Agreement and Escrow Instructions, Addendum and Additional Provisions, dated October 12, 2000, between the Registrant and/or its assignees and Champagne Building Group L.P., for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.19 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.20	Lease Agreement, dated November 15, 1999, between the Registrant and Champagne Building Group L.P.,

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.20 of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.21	Amendment of Lease Agreement dated December 20, 2000, between the Registrant and Yale Investments, LLC (a wholly owned subsidiary of the Registrant), regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.21 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.22	Purchase and Sale Agreement with Escrow Instructions, dated November 13, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.22(a)	First Amendment to Purchase and Sale Agreement, dated November 29, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22(a) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.23	Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.24	Assignment and Assumption Agreement, dated December 27, 2000, between the Registrant and Pacifica California/Apollo, LLC, regarding 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.24 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.25	Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.26	Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.27	Lease Agreement, dated April 28, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.27 of the Registrant’s Form 10-K for the year ending December 31, 2001).

10.27(a)	First Amendment to Lease Agreement, dated October 26, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California.

10.28	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ending December 31, 2001).

10.28(a)	First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California.

10.29	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ending December 31, 2002).

21.1	Subsidiaries of the Registrant

23.1	Independent Auditors Consent

24.1	Power of Attorney (included on signature page)

33.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 12th day of March 2004.

SKECHERS U.S.A., INC.

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

SIGNATURE	TITLE	DATE

/S/ ROBERT GREENBERG Robert Greenberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/S/ MICHAEL GREENBERG Michael Greenberg	President and Director	March 12, 2004

/S/ DAVID WEINBERG David Weinberg	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 12, 2004

/S/ JEFFREY GREENBERG Jeffrey Greenberg	Director	March 12, 2004

J. Geyer Kosinski	Director	March , 2004

/S/ FREDERICK H. SCHNEIDER, JR. Frederick H. Schneider, Jr.	Director	March 12, 2004

Richard Siskind	Director	March , 2004

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
February 19, 2004

SKECHERS U.S.A., INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2003

(IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS

	2002	2003

Current assets:
Cash and cash equivalents	$124,830	$113,479
Trade accounts receivable, less allowances of $8,498 in 2002 and $7,861 in 2003	97,419	98,751
Due from officers and employees	617	623
Other receivables	7,144	3,910

Total receivables	105,180	103,284

Inventories	147,984	137,917
Prepaid expenses and other current assets	14,779	12,366
Deferred tax assets	703	5,621

Total current assets	393,476	372,667
Property and equipment, at cost, less accumulated depreciation and amortization	83,666	86,324
Intangible assets, at cost, less applicable amortization	356	2,006
Other assets, at cost	5,658	5,536

	$483,156	$466,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term borrowings	$2,442	$3,226
Accounts payable	88,578	78,725
Accrued expenses	15,696	12,881

Total current liabilities	106,716	94,832

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	27,204	26,047

Total liabilities	223,920	210,879
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 10,000 shares; none issued and outstanding	—	—
Class A Common stock, $.001 par value. Authorized 100,000 shares; issued and outstanding 18,369 and 19,116 shares at December 31, 2002 and 2003, respectively	18	19
Class B Common stock, $.001 par value. Authorized 60,000 shares; issued and outstanding 19,317 and 18,886 shares at December 31, 2002 and 2003, respectively	19	19
Additional paid-in capital	102,109	105,272
Accumulated other comprehensive income	3,016	8,137
Retained earnings	154,074	142,207

Total stockholders’ equity	259,236	255,654

	$483,156	$466,533

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2001, 2002, and 2003
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2001	2002	2003

Net sales	$960,385	$943,582	$834,976
Cost of sales	554,205	556,909	517,290

Gross profit	406,180	386,673	317,686
Royalty income, net	(303)	1,145	4,170

	405,877	387,818	321,856

Operating expenses:
Selling	111,401	94,274	84,653
General and administrative	205,989	210,889	238,550

	317,390	305,163	323,203

Earnings (loss) from operations	88,487	82,655	(1,347)

Other income (expense):
Interest, net	(13,852)	(8,927)	(8,839)
Other, net	1,320	1,613	(187)

	(12,532)	(7,314)	(9,026)

Earnings (loss) before income taxes	75,955	75,341	(10,373)
Income taxes	28,685	28,305	1,494

Net earnings (loss)	$47,270	$47,036	$(11,867)

Net earnings (loss) per share:
Basic	$1.30	$1.26	$(0.31)
Diluted	$1.24	$1.20	$(0.31)
Weighted-average shares:
Basic	36,409	37,275	37,840
Diluted	38,059	40,854	37,840

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
THREE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003
(IN THOUSANDS)

See accompanying notes to consolidated financial statements

	COMMON STOCK

	SHARES		AMOUNT

						ACCUMULATED
					ADDITIONAL	OTHER		TOTAL
					PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS'
	CLASS A	CLASS B	CLASS A	CLASS B	CAPITAL	INCOME	EARNINGS	EQUITY

Balance at December 31, 2000	10,789	24,805	$10	$25	$74,243		$59,768	$134,046
Comprehensive income:
Net earnings	—	—	—	—	—	—	47,270	47,270
Foreign currency translation adjustment	—	—	—	—	—	$33	—	33
Proceeds from issuance of common stock under the employee stock purchase plan	136	—	—	—	1,689	—	—	1,689
Proceeds from issuance of common stock under the employee stock option plan	1,081	—	1	—	7,679	—	—	7,680
Tax effect of non-qualified stock options	—	—	—	—	8,298	—	—	8,298
Conversion of Class B common stock into Class A common stock	3,323	(3,323)	4	(4)	—	—	—	0

Balance at December 31, 2001	15,329	21,482	15	21	91,909	33	107,038	199,016
Comprehensive income:
Net earnings	—	—	—	—	—	—	47,036	47,036
Foreign currency translation adjustment	—	—	—	—	—	2,983	—	2,983
Contribution of common stock to the 401(k) Plan	48	—	—	—	702	—	—	702
Proceeds from issuance of common stock under the employee stock purchase plan	175	—	—	—	1,777	—	—	1,777
Proceeds from issuance of common stock under the employee stock option plan	652	—	1	—	4,674	—	—	4,675
Tax effect of non-qualified stock options	—	—	—	—	3,047	—	—	3,047
Conversion of Class B common stock into Class A common stock	2,165	(2,165)	2	(2)	—	—	—	—

Balance at December 31, 2002	18,369	19,317	18	19	102,109	3,016	154,074	259,236
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(11,867)	(11,867)
Foreign currency translation adjustment	—	—	—	—	—	5,121	—	5,121
Deferred compensation	—	—	—	—	123	—	—	123
Contribution of common stock to the 401(k) Plan	83	—	—	—	707	—	—	707
Proceeds from issuance of common stock under the employee stock purchase plan	196	—	—	—	1,319	—	—	1,319
Proceeds from issuance of common stock under the employee stock option plan	37	—	—	—	190	—	—	190
Tax effect of non-qualified stock options	—	—	—	—	824	—	—	824
Conversion of Class B common stock into Class A common stock	431	(431)	1	—	—	—	—	1

Balance at December 31, 2003	19,116	18,886	$19	$19	$105,272	$8,137	$142,207	$255,654

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2001, 2002, and 2003
(IN THOUSANDS)

	2001	2002	2003

Cash flows from operating activities:
Net earnings (loss)	$47,270	$47,036	$(11,867)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	15,202	17,428	21,123
Amortization of deferred financing costs	—	541	765
Amortization of intangible assets	101	101	475
Provision for bad debts and returns	5,507	4,963	7,317
Tax benefit of non-qualified stock options	8,298	3,047	824
Non cash stock compensation	—	—	123
Deferred taxes	(390)	4,101	(4,918)
Loss on disposal of equipment	983	137	730
(Increase) decrease in assets:
Receivables	(30,437)	13,660	(4,570)
Inventories	(45,951)	9,825	11,852
Prepaid expenses and other current assets	(11,238)	2,973	2,593
Other assets	429	197	(396)
Increase (decrease) in liabilities:
Accounts payable	4,633	11,372	(8,890)
Accrued expenses	3,873	1,433	(2,842)

Net cash provided by (used in) operating activities	(1,720)	116,814	12,319

Cash flows used in investing activities:
Capital expenditures	(31,519)	(14,520)	(20,664)
Acquisition of Canadian distributor	—	—	(2,344)
Purchase of intellectual property	—	—	(1,125)
Proceeds from the sales of property and equipment	—	—	16

Net cash used in investing activities	(31,519)	(14,520)	(24,117)

Cash flows from financing activities:
Net proceeds from the sales of stock through employee stock purchase plan and the exercise of stock options	9,369	6,452	1,509
Net proceeds (payments) related to short-term borrowings	34,421	(84,175)	—
Payments on long-term debt	(3,811)	(2,453)	(2,420)
Proceeds from the issuance of convertible subordinated Notes, net of offering costs	—	86,175	—

Net cash provided by (used in) financing activities	39,979	5,999	(911)
Net increase (decrease) in cash	6,740	108,293	(12,709)
Effect of exchange rates on cash	33	983	1,358
Cash and cash equivalents at beginning of year	8,781	15,554	124,830

Cash and cash equivalents at end of year	$15,554	$124,830	$113,479

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,613	$8,283	$8,451
Income taxes	27,220	19,192	4,267

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During, 2002, the Company issued 48,072 shares of Class A common stock to the Company’s 401k plan with a value of approximately $702,000. In addition, the Company acquired equipment aggregating $ 344,000 under capital lease obligations.

     During 2003, the Company issued 83,351 shares of Class A common stock to the Company’s 401k plan with a value of approximately $709,000. In addition, the Company acquired equipment aggregating $2,260,000 under capital lease obligations.

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2003

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	The Company

     Skechers U.S.A., Inc. (the “Company”) designs, develops, markets and distributes footwear. The Company also operates retail stores and e-commerce businesses.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

     The Company recognizes revenue from retail sales at the point of sale.

     The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales. Related costs paid to third-party shipping companies are recorded as a cost of sales.

     Revenues from royalty and licensing agreements are recognized as earned.

(d)	Cash Equivalents

     Cash equivalents consist primarily of certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (e)  Foreign Currency Translation

     The Company considers the U.S. dollar as its functional currency. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translation of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income. Total comprehensive income at December 31, consists of the following:

	2001	2002	2003

Net earnings (loss)	$47,270	$47,036	$(11,867)
Accumulated other comprehensive income:
Foreign currency translation adjustments	33	2,983	5,121

Total comprehensive income (loss)	$47,303	$50,019	$(6,746)

Accumulated other comprehensive income	$33	$3,016	$8,137

     (f)  Inventories

     Inventories, principally finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. The Company provides for estimated losses from obsolete or slow-moving inventories and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, and the expected net realizable value. The net realizable value is determined based upon estimated sales prices of such inventory through off-price or discount store channels.

     (g)  Income Taxes

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

     (h)  Depreciation and Amortization

     Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	20 years or useful life, whichever is shorter
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or remaining lease term, which ever is shorter

     (i)  SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Intangible assets, all subject to amortization, as of December 31, 2002 and 2003 are as follows (in thousands):

	December 31,

	2002	2003

Intellectual property	$—	$1,125
Other intangibles	—	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(694)	(1,169)

	$356	$2,006

     (j)  Long-Lived Assets

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recognized impairment charges of $619,000 during the year ended December 31, 2003. The impairment charges related to the write down of fixed assets at three company owned retail stores.

     (k)  Advertising Costs

     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2001, 2002 and 2003 was approximately $86,625,000, $76,824,000 and $71,717,000, respectively. Prepaid advertising costs at December 31, 2002 and 2003 were $1,114,000 and $844,000, respectively. Prepaid amounts outstanding at December 31, 2002 and 2003 represents the unamortized portion of endorsement contracts and advertising in trade publications which had not run as of December 31, 2002 and 2003, respectively.

     (l)  Earnings Per Share

Basic earnings per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings (loss) per share, includes potential common shares which would arise from the exercise of stock options using the treasury stock method, and the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, if their effects are dilutive.

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands):

	Fiscal Year Ended December 31,

Basic earnings per share	2001	2002	2003

Net earnings (loss)	$47,270	$47,036	$(11,867)
Weighted average common shares outstanding	36,409	37,275	37,840
Basic earnings per share	$1.30	$1.26	$(0.31)

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands):

	Fiscal Year Ended December 31,

Diluted earnings per share	2001	2002	2003

Net earnings (loss)	$47,270	$47,036	$(11,867)
After tax effect of interest expense on 4.50% convertible subordinated notes	—	1,832	—

Earnings (loss) for purposes of computing diluted earnings per share	$47,270	$48,868	$(11,867)

Weighted average common shares outstanding	36,409	37,275	37,840
Dilutive stock options	1,650	1,063	—
Weighted average assumed conversion of 4.50% convertible subordinated notes	—	2,516	—

Weighted average common shares outstanding	38,059	40,854	37,840

Diluted earnings per share	$1.24	$1.20	$(0.31)

     Options to purchase 279,500 and 931,922 shares of common stock at prices ranging from $15.50 to $29.45 were outstanding at December 31, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive. Options to purchase 5,232,487 shares of common stock at prices ranging from $2.78 to $24.00 were outstanding at December 31, 2003, but were not included in the computation of the loss per share for the year ending December 31, 2003, because their effect would have been anti-dilutive. The impact from the assumed conversion of the 4.50% convertible subordinated notes in 2003 was anti-dilutive and, therefore excluded from the 2003 calculation.

     (m)  Stock Compensation

     The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended. Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of APB No. 25 and comply with the pro forma disclosure requirements under SFAS 123. The Company applies the fair value techniques of SFAS 123 to measure compensation cost for options/warrants granted to nonemployees.

The following table illustrates the effects on net earnings (loss) had the fair value-based method been applied to all outstanding and unvested awards in each period (in thousands).

	2001	2002	2003

Net earnings (loss), as reported	$47,270	$47,036	$(11,867)
Deduct total stock-based employee compensation expense under fair value- based method for all awards	(9,201)	(8,746)	(6,231)

Pro forma net earnings (loss) for basic pro forma earnings per share	38,069	38,290	(18,098)
Add back interest on 4.50% debentures, net of tax	—	1,832	—

Pro forma net earnings (loss) for diluted pro forma earnings per share	$38,069	$40,122	$(18,098)

Pro forma net earnings (loss) per share:
Basic	$1.05	$1.03	$(0.48)
Diluted	1.00	0.98	(0.48)

     Pro forma basic net earnings (loss) per share represents net pro forma earnings (loss) divided by the weighted average number of common shares outstanding for the period. Pro forma diluted earnings (loss) per share, in addition to the weighted average determined for pro forma basic earnings (loss) per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, if their effects are dilutive.

     (n)  Use of Estimates

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

     (o)  Product Design and Development Costs

     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $5,493,000, $5,984,000 and $6,096,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

     (p)  Fair Value of Financial Instruments

     The carrying amount of the Company’s financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

     The fair value of the Company’s short-term borrowings reflects the fair value based upon current rates available to the Company for similar debt. The fair value of the Company’s 4.50% Convertible Subordinated Notes at December 31, 2003 was $82.1 million, based on the price of the debt in the public market, compared to a carrying value of $90.0 million.

     (q)  New Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

In September 2002, the FASB Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF No. 02-16, which provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our consolidated financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any material guarantees that require disclosure under FIN 45.

FIN 45 also requires displaying the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

As noted above the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the year ended December 31, 2003, the Company did not enter into any guarantees within the scope of FIN 45.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In

December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares, as a liability. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, is summarized as follows (in thousands):

	2002	2003

Land	$12,358	$12,358
Buildings and improvements	21,144	21,445
Furniture, fixtures and equipment	55,431	68,141
Leasehold improvements	41,149	50,262

Total property and equipment	130,082	152,206
Less accumulated depreciation and amortization	46,416	65,882

Property and equipment, net	$83,666	$86,324

(3)  ACCRUED EXPENSES

     Accrued expenses at December 31, is summarized as follows (in thousands):

	2002	2003

Accrued inventory purchases	$6,814	$3,401
Accrued payroll and related taxes	6,327	6,796
Taxes payable	1,397	75
Accrued interest	839	839
Other accrued liabilities	319	1,770

Accrued expenses	$15,696	$12,881

(4)  SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on December 31, 2003, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.0% at December 31, 2003) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at December 31, 2003 were $3.8 million. Available borrowings under the line of credit at December 31, 2003 were $99.4 million and no amounts were outstanding at December 31, 2003 and 2002. The Company pays an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter, contains a tangible net worth requirement as defined in the agreement, and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at December 31, 2003.

(5)  LONG-TERM BORROWINGS

     Long-term debt at December 31, 2002 and 2003 is as follows (in thousands):

	2002	2003

4.50% Convertible Subordinated Notes due April 15, 2007 (see below)	$90,000	$90,000
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	10,558	10,388
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,776 due February 2011	7,702	7,615
Capital lease obligation, due in aggregate monthly installments of $195 (includes principal and interest, interest rate of 7.66%, secured by equipment, balloon payment of $4,431 due February 2006 (see note 10)	9,847	8,208
Capital lease obligation, due in quarterly installments of $171.6 (includes principal and interest), fixed rate of interest at 7.0%, secured by property, through July 2007 (see note 10)	—	2,052
Capital lease obligations, due in aggregate monthly installments of $60, interest rates from 7.25%-9.59%, secured by equipment, maturing in various installments through January 2007 (see note 10)	1,539	1,010

	119,646	119,273
Less current installments	2,442	3,226

	$117,204	$116,047

     The aggregate maturities of long-term borrowings at December 31, 2003 are as follows:

2004	$3,226
2005	3,057
2006	5,668
2007	90,552
2008	377
Thereafter	16,393

$119,273

     In April 2002, the Company issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes (the “Notes”) due April 15, 2007. The Notes are convertible into shares of Class A common stock. Interest on the Notes is paid semi-annually on April 15 and October 15 of each year, and commenced on October 15, 2002. The Notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.5089 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment under certain specific circumstances. The Notes may be converted at any time on or before the close of business on the maturity date, unless the Notes have been previously redeemed or repurchased; provided, however, that if a Note is called for redemption or repurchase, the holder will be entitled to convert the Notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The Notes are unsecured and subordinated to our present and future Senior Debt, as defined in the indenture. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The indenture under which the Notes were issued does not restrict the incurrence of indebtedness, including Senior Debt, or the subsidiaries’ incurrence of indebtedness. Net proceeds from the issuance of the Notes were $86.2 million, of which $65.0 million was used to repay amounts owing under the Company’s line of credit and the remaining proceeds were used for working capital. The costs associated with the issuance of the Notes, approximately $3.8 million, are amortized using the effective interest method over the life of the Notes and are included in interest expense as amortized.

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

     During 2002 and 2003 certain Class B stockholders converted 2,164,554 and 431,056 shares of Class B common stock to Class A common stock, respectively.

     (b)  Stock Option Plan

     In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (Stock Option Plan) for the grant of qualified incentive stock options (ISO), stock options not qualified and deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). In June 2001, the stockholders approved an amendment to the plan to increase the number of shares of Class A common stock authorized for issuance under the plan to 8,215,154. In May 2003, stockholders approved an amendment to the plan to increases the number of Class A common stock authorized for issuance under the plan to 11,215,154. The options expire ten years from the date of grant.

     Shares subject to option under the Stock Option Plan were as follows:

		WEIGHTED
	SHARES	OPTION PRICE

Outstanding at December 31, 2000	3,488,901	$8.51
Granted	2,177,880	14.31
Exercised	(1,080,995)	7.10
Canceled	(87,628)	15.08

Outstanding at December 31, 2001	4,498,158	11.53
Granted	1,689,595	7.77
Exercised	(652,396)	7.17
Canceled	(105,974)	11.22

Outstanding at December 31, 2002	5,429,383	10.89
Granted	267,500	7.99
Exercised	(36,491)	5.21
Canceled	(427,905)	11.27

Outstanding at December 31, 2003	5,232,487	$10.75

Options available for grant at December 31, 2003	3,791,424

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

					WEIGHTED
	NUMBER	WEIGHTED	WEIGHTED	NUMBER	AVERAGE
RANGE OF	OUTSTANDING	AVERAGE REMAINING	AVERAGE	EXERCISABLE AT	EXERCISE
EXERCISE PRICE	DECEMBER 31, 2003	CONTRACTUAL LIFE	EXERCISE PRICE	DECEMBER 31, 2003	PRICE

$2.78 to $8.83	1,935,191	7.8 years	$6.35	1,124,947	$5.80
$8.84 to $11.78	1,560,379	6.8 years	10.72	1,144,764	10.73
$11.79 to $20.61	1,436,167	6.7 years	14.04	1,227,129	13.81
$20.62 to $24.00	300,750	7.0 years	23.55	214,500	23.70

	5,232,487	7.2 years	10.75	3,711,340	$11.00

     At December 31, 2001, 2002 and 2003, the number of options exercisable for each year was 1,249,681, 2,436,449, and 3,711,340 respectively. The weighted-average exercise price of those options was $11.06, $10.98 and $11.00 respectively.

     (c)  Stock Purchase Plan

     Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (1998 Stock Purchase Plan). Under the terms of the 1998 Stock Purchase Plan, 2,781,415 shares of common stock are reserved for sale to employees at a price no less than 85% of the lower of the fair market value of the Class A common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. During 2001, 2002 and 2003, 135,600 and 175,098 and 195,893 shares were issued under the 1998 Stock Purchase Plan for which the Company received $1,689,000, $1,777,000, and $1,319,000, respectively.

     (d)  Stock Compensation

     For pro forma net income purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for grants were as follows:

	2001	2002	2003

Dividend yield	—	—	—
Expected volatility	80%	82%	77%
Risk-free interest rate	4.2%	2.7%	2.5%
Expected life of option	5	5	5

     The weighted-average fair value per share of options granted during 2001, 2002, and 2003 were $9.55, $5.02, and $4.95, respectively.

(7) INCOME TAXES

     The provisions for income tax expense were as follows (in thousands):

	2001	2002	2003

Actual income taxes:
Federal:
Current	$24,134	$20,031	$4,956
Deferred	16	3,398	(3,223)

Total federal	24,150	23,429	1,733

State:
Current	4,627	3,592	1,139
Deferred	(406)	703	(570)

Total state	4,221	4,295	569

Foreign :
Current	314	581	317
Deferred
	—	—	(1,125)

Total actual income taxes	$28,685	$28,305	$1,494

     Income taxes differs from the statutory tax rate as applied to earnings before income taxes as follows (in thousands):

	2001	2002	2003

Expected income tax expense	$26,584	$26,364	$(3,594)
State income tax, net of federal benefit	2,744	2,767	240
Rate differential on foreign income	(822)	(1,003)	4,358
Non-deductible expenses	387	422	342
Other	(208)	(245)	148

Total provision for income taxes	$28,685	$28,305	$1,494

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2003 are presented below (in thousands):

DEFERRED TAX ASSETS:	2002	2003

Inventories	$2,221	$2,649
Accrued expenses	1,354	2,066
Receivables	1,491	2,563
Property and equipment	—	1,585
Loss carryforward	—	1,126
Other	163	—

Total deferred tax assets	5,229	9,989

Deferred tax liabilities:
Prepaid expenses	2,401	3,071
Deferred revenue	1,092	1,114
Property and equipment	843	—
Other	190	183

Total deferred tax liabilities	4,526	4,368

Net deferred tax assets	$703	$5,621

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     Consolidated U.S. income (loss) before taxes was $69.7 million, $69.3 million, and $2.0 million for the years ended December 31, 2001, 2002, and 2003, respectively. The corresponding income (loss) before taxes for non-U.S. based operations was $6.3, $6.0, and ($12.4) million for the years ended December 31, 2001, 2002, and 2003, respectively.

     The Company has not provided withholding and U.S. federal income taxes on approximately $5.6 million of undistributed earnings of its foreign subsidiaries because such earnings are or will be invested indefinitely in such subsidiaries or will be offset by approximate credits for foreign taxes paid. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not reinvested for the foreseeable future.

(8) BUSINESS AND CREDIT CONCENTRATIONS

     The Company operates in the footwear industry and generates most of its sales in the United States, although it’s products are sold into various foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable amounted to $86,801,000 and $83,054,000 before allowances for bad debts and sales returns, and chargebacks at December 31, 2002 and 2003, respectively, which generally do not require collateral from customers. Foreign accounts receivable amounted to $19,116,000 and $23,558,000 before allowance for bad debts, sales returns, and chargebacks at December 31, 2002 and 2003, respectively, which generally are collateralized by letters of credit. International net sales amounted to $121,001,000, $134,955,000 and $132,031,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2001, 2002 and 2003 were $3,546,000, $2,654,000 and $7,955,000 respectively, and did not significantly differ from management’s expectations.

     Net sales to customers in the United States of America exceeded 80% of total net sales for each of the years in the three-year period ended December 31, 2003. Assets located outside of the United States of America consists primarily of cash, accounts receivable, inventory, property and equipment, and other assets and totaled $66,850,000 and $92,341,000, at December 31, 2002 and 2003, respectively.

     During 2001, 2002 and 2003, no customer accounted for 10% or more of net sales. No one customer accounted for greater than 10% of trade accounts receivable at December 31, 2002. At December 31, 2003, one customer accounted for 10.6% of net trade receivables.

     During 2001, the Company had four manufacturers that accounted for between 7.9% and 19.9%, each, of total purchases. During 2002, the company had four manufacturers that accounted for between 9.3% and 22.7%, each, of total purchases. During 2003, the company had four manufacturers that accounted for between 7.4% and 24.6%, each, of total purchases.

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

     The Company’s contributions to the plan amounted to $702,000, $709,000 and $764,000 for the years ended December 31, 2001, 2002 and 2003, respectively. As its contribution to the plan in 2002 and 2003, the Company issues 83,351 and 93,692 shares of its Class A common stock, the shares were issued in the first quarter of 2003 and 2004, respectively. The shares contributed to the plan contain certain restrictions regarding the subsequent sales of those shares.

(10) COMMITMENTS AND CONTINGENCIES

     (a)  Leases

     The Company leases facilities under operating lease agreements expiring through July 2027. The Company pays taxes, maintenance and insurance, in addition to the lease obligation. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through April 2006. Rent expense for the years ended December 31, 2001, 2002 and 2003 approximated $18,014,000, $22,167,000 and $29,038,000 respectively.

     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through July 2007. The cost of this property and equipment was $17,970,000 with a net book value of $6,678,000 at December 31, 2003.

     Future minimum lease payments under noncancellable leases at December 31, 2002 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES

Year ending December 31:
2004	$3,754	$31,206
2005	3,404	29,983
2006	5,411	28,103
2007	200	25,853
2008	—	21,269
Thereafter	—	86,690

	12,769	$223,104

Less imputed interest	1,499

Present value of net minimum lease payments	$11,270

     The Company leases office space to unrelated third parties under noncancellable operating leases expiring through November 2009, annual rentals are approximately $56,000 for the each of the years ended December 31, 2004 through 2008, and $50,000 thereafter.

     (b)  Litigation

On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932) asserting similar claims and seeking similar relief on behalf of assistant managers. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted in both class actions and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability however, and does not believe that an adverse result would have a material effect on Skechers’ consolidated financial position or results of operations.

On February 6, 2003, a complaint captioned ADIDAS AMERICA, INC. and ADIDAS-SALOMON AG v. SKECHERS USA, INC. et al. was filed against Skechers in the United States District Court for the District of Oregon (Case No. CV 03-170 KI). The complaint alleges claims for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising out of Skechers’ alleged use of marks confusingly similar to Adidas’ three stripe mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, as well as injunctive relief. On October 15, 2003, the parties settled the suit and all written documentation has been executed. The terms of the settlement are confidential and did not have a material effect on Skechers’ consolidated financial position or results of operations.

On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants SKECHERS and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of SKECHERS between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

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

On July 11, 2003 MG Footwear Inc., commenced a lawsuit against Skechers in the United States District Court for the District of New Jersey, MG FOOTWEAR, LLC v. SKECHERS USA, INC., Case No. 03-3252 (DMC), alleging inducement of breach of contract and interference with contractual relations between MG Footwear and Yakira, LLC. The suit seeks $50 million dollars in punitive damages. The matter was stayed pending the outcome of a related arbitration between MG Footwear and Yakira, LLC.. The Company plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and predict whether the outcome will have an adverse impact on the Company’s consolidated financial statements or results of operations.

We occasionally become involved in litigation arising from the normal course of business, with respect to the above cases, we are unable to determine the extent of any liability that may arise. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements or results of operations.

     (c)  Purchase Commitments

     At December 31, 2003, the Company had purchase commitments of approximately $153,500,000 for the purchase of footwear.

     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 2002 and 2003 were $51,411,000 and $43,314,000, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $5,900,000 in 2001, $2,278,000 in 2002, and $1,883,000 in 2003.

(11) SEGMENT INFORMATION

In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as described in Note 1. The company has two reportable segments– domestic wholesale and distributor sales. Our other wholesale distribution channel, international wholesale, does not have similar economic characteristics since the margins, customer base, and distribution channels are different. In addition, each of our retail store formats, Concept, Factory Outlet, and Warehouse Outlet stores, have a different (i) mix of product offerings, (ii) price points, (iii) gross margins, (iv) demographics of the store location, and (v) physical store size and layout. The Company reports these segments in the all other category. Management evaluates segment performance based primarily on net sales and gross margins.

All costs and expenses of the Company are analyzed on an aggregate basis and these costs are not allocated to the Company’s segments. The vast majority of the Company’s capital expenditures related to the retail operations both domestically and internationally. Net sales and gross margins for the domestic wholesale segment, distributor segment, and the all other segments on a combined basis were as follows (in thousands).

	2001	2002	2003

Net sales
Domestic wholesale	$729,871	$682,593	$562,924
Distributor	99,780	82,497	70,380
All other	130,734	178,492	201,672

	$960,385	$943,582	$834,976

Gross profit
Domestic wholesale	$298,179	$262,441	$185,849
Distributor	34,824	25,692	23,827
All other	73,177	98,540	108,010

	$406,180	$386,673	$317,686

Assets
Domestic wholesale	$304,819	$363,777	$315,528
Distributor	34,167	41,284	48,698
All other	68,500	78,095	102,307

	$407,486	$483,156	$466,533

     Our distributor segment has intersegment sales to other distribution channels totaling $17.6, $37.0, and $45.3 million for the three years ended December 31, 2001, 2002, and 2003, respectively, that are not included in the above net sales amounts.

(12) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized unaudited financial data are as follows (in thousands):

2002	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$244,949	$256,652	$261,147	$180,834
Gross profit	102,524	105,786	108,800	69,563
Net earnings (loss)	20,278	21,258	14,107	(8,607)

Net earnings (loss)
per share:
Basic	$.55	$.57	$.38	$(.23)
Diluted	.53	.52	.35	(.23)

2003	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$208,593	$229,278	$221,821	$175,284
Gross profit	90,318	89,595	78,638	59,135
Net earnings (loss)	8,461	(2,125)	(5,860)	(12,343)

Net earnings (loss)
per share:
Basic	$.22	$(.06)	$(.15)	$(.33)
Diluted	.22	(.06)	(.15)	(.33)

SKECHERS U.S.A., INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD

As of December 31, 2001:
Allowance for chargebacks	$—	$3,618,000	$—	$3,618,000
Allowance for doubtful accounts	1,296,000	1,499,000	(1,723,000)	1,072,000
Reserve for sales returns and allowances	3,856,000	390,000	(1,823,000)	2,423,000
As of December 31, 2002:
Allowance for chargebacks	$3,618,000	$1,138,000	$(925,000)	$3,831,000
Allowance for doubtful accounts	1,072,000	1,409,000	(854,000)	1,627,000
Reserve for sales returns and allowances	2,423,000	2,416,000	(1,799,000)	3,040,000
As of December 31, 2003:
Allowance for chargebacks	$3,831,000	$1,276,000	$(4,087,000)	$1,020,000
Allowance for doubtful accounts	1,627,000	306,000	(734,000)	1,199,000
Reserve for sales returns and allowances	3,040,000	5,736,000	(3,134,000)	5,642,000