Form 10-K/A
period 2003-12-31
SKECHERS USA INC
filed 2004-04-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

SKECHERS U.S.A., INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Explanatory Note:
We are amending the following item of our annual report on Form 10-K for the fiscal year ended December 31, 2003 on the pages attached hereto in order to correct a typographical error that was in Exhibit 32.1.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PAGE

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	3
Signatures	7

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Consolidated financial statements and schedules required to be filed hereunder are indexed on Page F-1 hereof.

(b)	Reports on Form 8-K — The registrant filed one current report on Form 8-K during the three months ended December 31, 2003.

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

(c)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

2.1	Agreement of Reorganization and Plan of Merger (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.1	Certificate of Incorporation (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

3.2	Bylaws (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.2	Purchase Agreement, dated April 14, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.1 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.3	Indenture, dated April 9, 2002, between the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.2 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.4	Form of Specimen Restricted Global Security (incorporated by reference to exhibit number 4.3 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.5	Registration Rights Agreement, dated April 9, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.4 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.1	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.2	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q, for the period ending June 30, 2000).

10.3-10.5	[Reserved].

10.6	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.6(a)	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust, and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.9	Lease Agreement and Addendum, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the registrant’s Form 10-K for the year ending December 31, 1999).

10.9(a)†	Addendum No. 2, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California.

10.10	Amended and Restated Loan and Security Agreement between the Registrant and Heller Financial, Inc., dated September 4, 1998 (incorporated by reference to exhibit number 10.10 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(a)	Term Loan A Note, dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(b)	Revolving Note dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(b) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(c)	First Amendment to Amended and Restated Loan and Security Agreement, dated September 11, 1998 (incorporated by reference to exhibit number 10.10(c) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(d)	Second Amendment to Amended and Restated Loan and Security Agreement, dated December 23, 1998 (incorporated by reference to exhibit number 10.10(d) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(e)	Third Amendment to Amended and Restated Loan and Security Agreement dated February 1, 2000 (incorporated by reference to exhibit number 10.10(e) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.10(f)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 1, 2000 (incorporated by reference to exhibit number 10.10(f) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.10(g)	Fifth Amendment to Amended and Restated Loan and Security Agreement dated July 11, 2001 (incorporated by reference to exhibit number 10.10(g) of the Registrant’s Form 10-Q for the period ending September 30, 2001).

10.10(h)†	Sixth Amendment to Amended and Restated Loan and Security Agreement dated June 12, 2002.

10.10(i)†	Seventh Amendment to Amended and Restated Loan and Security Agreement dated April 18, 2002.

10.10(j)†	Eighth Amendment to Amended and Restated Loan and Security Agreement dated September 30, 2002.

10.10(k)†	Ninth Amendment to Amended and Restated Loan and Security Agreement dated August 18, 2003.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.10(l)†	Tenth Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2003.

10.11	Lease Agreement, dated April 15, 1998, between the Registrant and Holt/Hawthorn and Victory Partners, regarding 228 Manhattan Beach Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.11 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.12	Commercial Lease Agreement, dated February 19, 1997, between the Registrant and Richard and Donna Piazza, regarding 1110 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.12 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.13	Lease Agreement and Addendum, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.13 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.13(a)†	Addendum No. 2, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California.

10.14	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.14(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.15	Lease Agreements, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P. , regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.16	Commercial Lease Agreement, dated April 10, 1998, between the Registrant and Proficiency Ontario Partnership, regarding 5725 East Jurupa Street (incorporated by reference to exhibit number 10.16 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.17	Lease Agreement and Addendum, dated June 11, 1998, between the Registrant and Delores McNabb, regarding Suite 3 on the first floor of the north building, Suite 9 on the first floor of the south building at 904 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.17 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.18†	Lease Agreement and Addendum, dated September 14, 1998, between the Registrant and Delores McNabb, regarding Suites 3, 4 and 5 on the second floor of the north building at 904 Manhattan Avenue, Manhattan Beach, California.

10.18(a)†	Lease Agreement and Addendum, dated April 15, 2000, between the Registrant and Delores McNabb, regarding Suites 7, 8 and 9 on the second floor of the south building at 904 Manhattan Avenue, Manhattan Beach, California.

10.19	Standard Offer, Agreement and Escrow Instructions, Addendum and Additional Provisions, dated October 12, 2000, between the Registrant and/or its assignees and Champagne Building Group L.P., for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.19 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.20	Lease Agreement, dated November 15, 1999, between the Registrant and Champagne Building Group L.P.,

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.20 of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.21	Amendment of Lease Agreement dated December 20, 2000, between the Registrant and Yale Investments, LLC (a wholly owned subsidiary of the Registrant), regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.21 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.22	Purchase and Sale Agreement with Escrow Instructions, dated November 13, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.22(a)	First Amendment to Purchase and Sale Agreement, dated November 29, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22(a) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.23	Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.24	Assignment and Assumption Agreement, dated December 27, 2000, between the Registrant and Pacifica California/Apollo, LLC, regarding 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.24 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.25	Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.26	Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.27	Lease Agreement, dated April 28, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.27 of the Registrant’s Form 10-K for the year ending December 31, 2001).

10.27(a)†	First Amendment to Lease Agreement, dated October 26, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California.

10.28	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ending December 31, 2001).

10.28(a)†	First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California.

10.29	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ending December 31, 2002).

21.1†	Subsidiaries of the Registrant

23.1†	Independent Auditors Consent

24.1†	Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment no. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 8th day of April 2004.

SKECHERS U.S.A., INC.

By:	/S/ ROBERT GREENBERG

Robert Greenberg
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 to the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/S/ ROBERT GREENBERG Robert Greenberg		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 8, 2004

* Michael Greenberg		President and Director	April 8, 2004

* David Weinberg		Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 8, 2004

* Jeffrey Greenberg		Director	April 8, 2004

J. Geyer Kosinski		Director

* Frederick H. Schneider, Jr.		Director	April 8, 2004

Richard Siskind		Director

*By:	/S/ ROBERT GREENBERG Robert Greenberg Attorney-in-fact