Form 10-Q
period 2004-03-31
SKECHERS USA INC
filed 2004-05-10
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 4, 2004: 20,655,406

     THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 4, 2004: 17,771,189

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$115,565	$113,479
Trade accounts receivable, less allowances of $9,219 in 2004 and $7,861 in 2003	129,046	98,751
Due from officers and employees	319	623
Other receivables	3,278	3,910

Total receivables	132,643	103,284

Inventories	111,733	137,917
Prepaid expenses and other current assets	9,346	12,366
Deferred tax assets	2,910	2,910

Total current assets	372,197	369,956
Property and equipment, at cost, less accumulated depreciation and amortization	82,537	86,324
Intangible assets, at cost, less applicable amortization	1,891	2,006
Deferred tax assets	2,711	2,711
Other assets, at cost	5,266	5,536

	$464,602	$466,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	$3,298	$3,226
Accounts payable	65,240	78,725
Accrued expenses	15,723	12,881

Total current liabilities	84,261	94,832

4.50% Convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	25,217	26,047

Total liabilities	199,478	210,879
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 20,542 shares and 19,116 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	20	19
Class B Common Stock, $.001 par value; 60,000 shares authorized 17,771 and 18,886 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	18	19
Additional paid-in capital	107,944	105,272
Accumulated other comprehensive income	7,889	8,137
Retained earnings	149,253	142,207

Total stockholders’ equity	265,124	255,654

	$464,602	$466,533

See accompanying notes to unaudited condensed
consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Net sales	$221,488	$208,593
Cost of sales	131,781	118,275

Gross profit	89,707	90,318
Royalty income, net	1,388	271

	91,095	90,589

Operating expenses:
Selling expenses	16,090	17,620
General and administrative expenses	61,041	57,096

	77,131	74,716

Earnings from operations	13,964	15,873

Other income (expense):
Interest income	82	261
Interest expense	(2,119)	(2,358)
Other, net	(66)	(304)

	(2,103)	(2,401)

Earnings before income taxes	11,861	13,472
Income taxes	4,815	5,011

Net earnings	$7,046	$8,461

Earnings per share:
Basic	$0.18	$0.22

Diluted	$0.18	$0.22

Weighted average shares:
Basic	38,130	37,708

Diluted	42,448	41,480

Comprehensive income:
Net earnings	$7,046	$8,461
Foreign currency translation adjustment, net of tax	(248)	288

Total comprehensive income	$6,798	$8,749

See accompanying notes to unaudited condensed
consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$7,046	$8,461
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,048	4,874
Amortization of intangible assets	115	79
Amortization of note offering costs	191	191
Provision for receivables allowances	1,846	2,377
Loss on disposal of equipment	6	—
(Increase) decrease in assets:
Receivables	(31,258)	(24,693)
Inventories	26,171	(24,543)
Prepaid expenses and other current assets	2,932	2,484
Other assets	151	(114)
Increase (decrease) in liabilities:
Accounts payable	(13,511)	1,652
Accrued expenses	3,931	(4,447)

Net cash provided by (used in) operating activities	2,668	(33,679)

Cash flows used in investing activities:
Acquisition of Canadian distributor	—	(2,344)
Capital expenditures	(1,330)	(7,726)

Net cash used in investing activities	(1,330)	(10,070)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,579	37
Payments on long-term borrowings	(766)	(595)

Net cash provided by (used in) financing activities	813	(558)

Effect of exchange rates on cash	(65)	55
Net increase (decrease) in cash	2,086	(44,252)
Cash and cash equivalents at beginning of period	113,479	124,830

Cash and cash equivalents at end of period	$115,565	$80,578

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$974	$1,075
Income taxes	172	286

     During the three months ended March 31, 2004, the Company issued 93,692 shares of Class A common stock to the Company’s 401k plan with a value of approximately $764,000

     During the three months ended March 31, 2003, the Company issued 83,351 shares of Class A common stock to the Company’s 401k plan with a value of approximately $709,000. In addition, the Company acquired equipment aggregating $23,000 under capital lease obligations.         .

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

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

DISTRIBUTORS. Internationally, we sell our footwear to our foreign distributors who distribute such footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories

The Company has the following three reportable segments – domestic wholesale, international wholesale and distributor sales. See detailed segment information in footnote 12.

(3) REVENUE RECOGNITION

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

Royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e. as licensed sales are reported to the company). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensee’s indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

(4) OTHER COMPREHENSIVE INCOME

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

(5) EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002.

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands):

	Three-Months Ended March 31,
	2004	2003
Net earnings	$7,046	$8,461
Weighted average common shares outstanding	38,130	37,708
Basic earnings per share	$0.18	$0.22

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands):

	Three-Months Ended March 31,
	2004	2003
Net earnings	$7,046	$8,461
After-tax equivalent of interest expense on 4.50% convertible subordinated debt	601	636

Earnings for purposes of computing diluted earnings per share	$7,647	$9,097

Weighted average common shares outstanding	38,130	37,708
Dilutive stock options	852	306
Weighted average assumed conversion of 4.50% convertible subordinated notes	3,466	3,466

Weighted average common shares outstanding	42,448	41,480

Diluted earnings per share	$0.18	$0.22

     Options to purchase 3,178,034 and 3,697,305 shares of common stock at prices ranging from $10.48 to $24.00 and $7.96 to $29.45 were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive.

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

In connection with the exercise of options, the Company realized income tax benefits of $329,000 and $8,000 in the quarters ended March 31, 2004 and 2003, respectively that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings and earnings per share would have been (all amounts in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$7,046	$8,461
Deduct total stock-based employee compensation expense under fair value- based method for all awards , net of tax	(1,520)	(1,600)

Pro forma net earnings for basic pro forma earnings per share	$5,526	$6,861
Add back interest on 4.50% debentures, net of tax	601	636

Pro forma net earnings for diluted pro forma earnings per share	$6,127	$7,497

Pro forma net earnings per share:
Basic	$0.14	$0.18
Diluted	0.14	0.18
Weighted shares
Weighed average	38,130	37,708
Diluted	42,448	41,480

(7) INTANGIBLE ASSETS

    SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Intangible assets, all with finite lives that are being amortized, as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31, 2004	December 31, 2003
Intellectual property	$1,125	$1,125
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(1,284)	(1,169)

	$1,891	$2,006

The following is the amortization period for our intangible assets: Intellectual property - 5 years; other intangibles - 5 years; trademarks - 10 years.

(8) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(9) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on December 31, 2003, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.0% at March 31, 2004) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at March 31, 2004 were $6.1 million. Available borrowings under the line of credit at March 31, 2004 were $116.1 million, and no amounts were outstanding at March 31, 2004 and December 31, 2003. The Company pays an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined; that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; contains a tangible net worth requirement as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at March 31, 2004.

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

On July 11, 2003, MG Footwear Inc., commenced a lawsuit against Skechers in the United States District Court for the District of New Jersey, MG FOOTWEAR, LLC v. SKECHERS USA, INC., Case No. 03-3252 (DMC), alleging inducement of breach of contract and interference with contractual relations between MG Footwear and Yakira, LLC. The suit seeks $50 million dollars in punitive damages. In March, 2004, the matter was settled. The settlement did not have an adverse impact on the Company’s consolidated financial statements or results of operations.

The Company occasionally becomes involved in litigation arising from the normal course of business and we are unable to determine the extent of any liability that may arise. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements or results of operations.

(11) STOCKHOLDERS’ EQUITY

During the three-months ended March 31, 2004, certain Class B stockholders converted 1,115,372 shares of Class B common stock into an equivalent number of Class A common stock.

(12) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

The Company’s reportable business segments and respective accounting policies of the segments are the same as described in Note 1. The Company has three reportable segments– domestic wholesale, international wholesale and distributor sales, which require disclosure under SFAS No. 131. Our domestic and international retail distribution channels consist of the following three retail formats, Concept, Factory Outlet, and Warehouse Outlet stores, with each having a different (i) mix of product offerings, (ii) price points, (iii) gross margins, (iv) demographics of the store location, and (v) physical store size and layout. The Company reports domestic and international retail sales and e-commerce sales in the all other category. Management evaluates segment performance based primarily on net sales and gross margins.

All costs and expenses of the Company are analyzed on an aggregate basis and these costs are not allocated to the Company’s segments. The majority of the Company’s capital expenditures relate to the retail operations both domestically and internationally. Net sales and gross margins for the domestic wholesale, international wholesale, and distributor segments, and the all other segments on a combined basis were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales
Domestic wholesale	$140,348	$147,297
International wholesale	23,616	16,430
Distributors	16,986	13,936
All other	40,538	30,930

	$221,488	$208,593

Gross profit
Domestic wholesale	$52,795	$58,441
International wholesale	9,717	8,747
Distributors	5,226	4,492
All other	21,969	18,638

	$89,707	$90,318

	March 31, 2004	December 31, 2003
Assets
Domestic wholesale	$318,670	$315,528
International wholesale	39,009	29,507
Distributors	42,701	48,698
All other	64,222	72,800

	$464,602	$466,533

Our distributor segment has intersegment sales to other segments totaling $20.0 and $14.4 million for the three months ended March 31, 2004, and 2003, respectively, that are not included in the above net sales amounts.

Geographic Information

The following summarizes our operations in different geographic areas for the period indicated:

	Three Months Ended March 31,
	2004	2003
Net sales (1)
North America (2)	$182,121	$176,958
Europe	39,367	31,635

	$221,488	$208,593

	March 31,	December 31,
	2004	2003
Identifiable Assets
North America (2)	$378,760	$380,930
Europe	85,842	85,603

	$464,602	$466,533

(1) The Company has subsidiaries in the United Kingdom, France, Germany, Spain, Italy, Canada, and the Netherlands, who generate net sales within those respective countries. The Company also has a subsidiary in Switzerland, which generates net sales to that region, in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	The Company’s North American operations are in the United States and Canada.

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

FINANCIAL OVERVIEW

We have three reportable segments – domestic wholesale sales, distributor sales, and international wholesale sales, that require disclosure under SFAS No. 131. Accordingly, all other segments are combined. Management evaluates segment performance based primarily on net sales and gross margins. The largest portion of our revenues is derived from the domestic wholesale segment. Domestic wholesale segment net sales comprised 63.4% and 70.6% of total sales for the three months ended March 31, 2004 and 2003, respectively.

Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Sales through foreign distributors result in lower gross margins as a percentage of net sales than retail or wholesale sales. The line item, cost of sales line includes the cost of footwear purchased from our manufacturers, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers fees, and storage costs. As such, our gross margins may not be comparable to some of our competitors since we include expenses related to our distribution network in the line item general and administrative expenses, whereas some of our competitors may include expenses of this type in the line item cost of sales.

Selling expenses. The selling expense line item consists primarily of the following accounts — sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with producing and distributing our catalogs.

General and administrative expenses. The general and administrative line item consists primarily of the following accounts — salaries, wages, and related taxes and various overhead costs associated with our corporate staff, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, amongst others expenses. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $17.1 million and $15.9 million, for the three months ended March 31, 2004 and 2003, respectively, are included in general and administrative expenses.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations in aggregate dollar amounts and as a percentage of net sales:

	THREE-MONTHS ENDED
	MARCH 31,
	2004		2003
Net sales	$221,488	100.0%	$208,593	100.0%
Cost of sales	131,781	59.5%	118,275	56.7%

Gross profit	89,707	40.5%	90,318	43.3%
Royalty income, net	1,388	0.6%	271	0.1%

	91,095	41.1%	90,589	43.4%

Operating expenses:
Selling	16,090	7.3%	17,620	8.4%
General and administrative	61,041	27.6%	57,096	27.4%

	77,131	34.9%	74,716	35.8%

Earnings from operations	13,964	6.3%	15,873	7.6%
Interest, net	(2,037)	(0.9%)	(2,097)	(1.0%)
Other, net	(66)	0.0%	(304)	(0.1%)

Earnings before income taxes	11,861	5.4%	13,472	6.5%
Income taxes	4,815	2.2%	5,011	2.4%

Net earnings	$7,046	3.2%	$8,461	4.1%

Net Sales

Net sales for the three months ended March 31, 2004 were $221.5 million, an increase of $12.9 million or 6.2% over sales of $208.6 million for the three months ended March 31, 2003. The increase in net sales was primarily due to increased domestic retail and international wholesale sales. Our domestic wholesale sales decreased 4.7% to $140.3 million for the three months ended March 31, 2004, compared to $147.3 million for the three months ended March 31, 2003. The decline in domestic wholesale sales was due to a 5.2% decrease in the average selling price per pair to $16.17 from $17.07, on a unit sales volume increase of 0.6% to 8.7 million pairs in 2004 compared to 8.6 million pairs in 2003. Domestic wholesale sales during the three months ended March 31, 2004 were positively impacted by the introduction of new styles that began shipping in the latter part of 2003. In addition, we have developed three additional new product lines — Rhino Unlimited, Rhino Red, and 310 Motoring — that we anticipate will be available to consumers at retail for the 2004 back to school selling season. We believe that these new product lines will positively impact our domestic wholesale sales, although, due to the exact timing and availability of the product at retail, and other factors, we are currently unable to determine the amount, if any, of any anticipated sales from these new product lines.

Our domestic retail sales increased 31.5% during the three months ended March 31, 2004 compared to the same period in 2003. The increase in domestic retail sales was due to the addition of nineteen stores being added since March 31, 2003, which contributed $8.1 million in net sales during the three months end March 31, 2004. During 2003, we closed two of our domestic retail store locations. We continually review all of our retail stores for impairment and/or in the case of under performing stores, store closure. During March 2004, we closed two domestic retail stores. We currently anticipate an increase in domestic retail sales during 2004, when compared to 2003, primarily due to the nineteen stores added in 2003 being open for the entire year in 2004 and, although to lesser extent, increases in same store sales.

We currently operate over 125 domestic and international retail stores and believe that we have a presence in most major markets, as such, we currently have plans for only four domestic retail stores in 2004, one of which was opened during the first quarter. We currently have no plans to open any international retail stores in 2004. Comparatively, we opened 31 retail stores in 2003.

Our international distributor sales increased 21.9% to $17.0 million during the three months ended March 31, 2004 compared to $14.0 million during the three months ended March 31, 2003. The increase in distributor sales was primarily due to increased sales into Chile, which were primarily due to the timing of shipments, and Japan, due to increased demand for our product, which we believe is partially the result of the increase in the number of distributor stores in that region. There are currently five distributor stores located in Japan, three of which were opened in 2003.

Our international wholesale sales increased 43.7% to $23.6 million in the three months ended March 31, 2004 compared to $16.4 million for the same period in 2003. The increase in our international wholesale sales was due to increased sales into Germany, which increased 41.4%, and the United Kingdom, which increased 17.3%, offset by reduced sales into France. In addition our Canadian subsidiary is included in our international wholesale sales for the entire period of 2004 and generated an increase of $3.7 million in net sales in 2004 when compared to 2003, when Canada was included in our distributor sales.

During 2003, we continued our international expansion with the establishment of international subsidiaries in Canada, the Netherlands, and Italy. These subsidiaries support our direct selling efforts in those countries and are in addition to our subsidiaries established in the United Kingdom, Germany, France and Spain. We currently believe that we have sufficiently developed our international direct selling efforts, such that we currently do not anticipate entering any new international markets in 2004.

Our remaining distribution channels include international retail sales and e-commerce sales. Our international retail sales increased 67.6% during the three months ended March 31, 2004, when compared to 2003, due to the addition of five international retail stores since March 31, 2003.

We currently anticipate that net sales for the second quarter ended June 30, 2004, will be between $230-$240 million, which represents a 0.5% to 4.8% increase in net sales, when compared to the second quarter ended June 30, 2003.

During the three months ended March 31, 2004, we recognized net licensing royalties of $1.4 million compared to $271,000 during the three months ended March 31, 2003. The increase in licensing royalties is primarily the result of royalties associated with our licensing agreement for Skechers kids’ apparel with Kids’ Headquarters, which launched during the back to school selling season in 2003. During 2003, we signed an additional 12 licenses, including four key domestic and an international apparel agreements. These new licensing arrangements have been in the development stage, and we anticipate that many of these licensed products will be available at retail for the back to school and holiday selling seasons this year. As a result we currently anticipate that royalty income during the second half of 2004 will be higher than royalties during the first half of 2004.

Gross profit

Gross profit for the three months ended March 31, 2004 was $89.7 million compared to $90.3 million for the three months ended March 31, 2003. Gross profit as a percentage of sales was 40.5% in 2004 compared to 43.3% in 2003. The decrease in gross profit was primarily due to reduced margins within our domestic wholesale segment, which decreased to 37.6% in 2004 from 39.7% in 2003. The decrease in margin was the result of the 5.2% decrease in the average selling price per pair from $17.07 in 2003 to $16.17 in 2004. Our distributor segment margins were 30.8% in 2004 comparable with 32.2% for the three months ended March 31, 2003. Our international wholesale segment margins decreased to 41.1% of net sales in 2004 from 53.2% of net sales in 2003. The decrease in our international wholesale margins were primarily due to pricing adjustments made during the third quarter of 2003 and which have been kept in effect, in order to stimulate international sales of the brand.

Other segment margins consist of domestic retail, international retail and e-commerce margins. Our domestic retail margins decreased during the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. The decrease in domestic retail margins was primarily due to reduced margins within our outlet and warehouse store formats, because of an increased number of and length of price promotions in 2004 when compared to 2003. Our international retail margins declined during the three months ended March 31, 2004, when compared to the same period in 2003, due to price adjustments to stimulate international sales of the brand. Our e-commerce margins in 2004 were comparable to 2003.

Our gross margin of 40.5% for the three months ended March 31, 2004, is consistent with our current business model, as such, we currently expect that margins for the second quarter ending June 30, 2004, will also be approximately 40%.

Selling expenses

Selling expenses for the three months ended March 31, 2004 were $16.1 million, a decrease of $1.5 million from selling expenses of $17.6 million during the same period in 2003. Selling expenses as a percent of sales decreased to 7.3% of sales in 2004 compared to 8.4% of sales in 2003. The decrease in selling expenses was due to reduced advertising expenses which decreased to $9.5 million or 4.3% of net sales during the three months ended March 31, 2004, compared to $13.0 million or 6.2% of net sales during the three months ended March 31, 2003. A portion of these savings were offset by increased sample costs. Advertising expense reductions were realized in trade show expenses, reduced trade print and related expenses, and reduced promotional costs within both our wholesale and retail distribution channels.

We currently anticipate that advertising expenses during the second quarter ending June 30, 2004, will be higher that those incurred during the first quarter ended March 31, 2004. We currently expect that advertising costs for the second quarter ended June 30, 2004 will be approximately 6%-10% of net sales.

General and administrative expenses

General and administrative expenses were $61.0 million or 27.6% of net sales during the three months ended March 31, 2004, compared to $57.1 million or 27.4% of sales for the three months ended March 31, 2003. The increase in general and administrative expenses was primarily due to increased salaries, wages, taxes and related benefits of $2.6 million and increased rent $902,000, related to the addition of nineteen domestic retail stores, five international retail stores, and three subsidiaries added in Canada, Italy, and the Benelux region.

During 2003, we continued our wholesale and retail expansion strategies, as we added three subsidiaries and net 29 retail stores. We currently believe that we have established our presence in most major retail markets. As such, we currently feel that we are now able to curtail our retail expansion, and therefore, we currently have plans to open four domestic, and no international, retail stores in 2004. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently do not anticipate entering any new international markets in 2004. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer, and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product.

Other income (expense)

Interest expense was $2.1 million for the three months ended March 31, 2004 compared to $2.4 million for the same period in 2003. The decrease in interest expense was due to reduced interest expense related to our open purchases arrangements with our contract manufacturers, the result of our significant reduction in inventory.

Income taxes

The effective tax rate for the three months ended March 31, 2004 was 40.6% compared to an effective tax rate of 37.2% for the three months ended March 31, 2003. The effective tax rate for the three months ended March 31, 2004 was computed using the effective tax rates estimated to be applicable to each of our domestic and international taxable jurisdictions for the full fiscal year, and is based on projected earnings and losses of our domestic and international operations. The projected earnings and losses are subject to ongoing review and evaluation by us.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2004 was $287.9 million, an increase of $12.8 million from working capital of $275.1 million at December 31, 2003. Our cash and cash equivalents at March 31, 2004 were $115.6 million compared to $113.5 million at December 31, 2003. The increase in cash and cash equivalents was the result of increased operating cash flows due to a significant reduction in our inventory, which decreased $26.2 million during the three months ended March 31, 2004, a significant decrease in capital expenditures due to our curtailed expansion activities within our retail and international distribution channels, and, although to a lesser extent, an increase in cash provided by the exercise of stock options.

During the three months ended March 31, 2004, our operating activities generated $2.7 million in net cash compared to cash used in operating activities of $33.7 million for the three months ended March 31, 2003. The significant improvement in our operating cash flows for the three months ended March 31, 2004, when compared to the same period in 2003, were the result of increased cash flows from the return of our investment in inventory of $26.2 million, offset by our investment in accounts receivables due to a higher level of wholesale sales in March 2004, when compared to March 2003, and by cash flows utilized to reduce our accounts payable balances, which has also benefited from our inventory control initiatives implemented in 2003.

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2004, compared to $10.1 million during the three months ended March 31, 2003. The reduction in capital expenditures in 2004 was primarily due to the decrease in the number of new store openings. As we currently have over 125 retail stores worldwide, we feel that we have a presence in most major markets and therefore currently have plans for four retail stores in 2004, one of which opened during the first quarter. The reduction in capital expenditures is also reflective of our reduced international expansion activities. We currently believe that we have entered the most preferred international regions for our business, as such, we currently do not anticipate entering any new international markets in 2004. As such, we currently anticipate that our capital expenditures for fiscal 2004 will be approximately $4-$6 million. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows or through our $150.0 million line of credit facility, which had no outstanding borrowings at March 31, 2004 and December 31, 2003.

Net cash provided by financing activities was $813,000 during the three months ended March 31, 2004, compared to net cash used in financing activities of $558,000 during the same period of 2003. The increase in cash provided from financing activities was due to increased cash provided from the exercise of stock options, when compared to 2003, offset by reduction in our long-term debt.

In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A Common Stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future senior debt. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness. The indenture provides for various non-financial covenants and cross default provisions, as defined in the agreement, which we were in compliance with at March 31, 2004. Net proceeds from the sale of the notes were $86.2 million. The refinancing of our short-term borrowings with long-term capital was done to provide us with long-term debt to provide for the future growth of the business.

In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have additional long-term debt of $28.5 million outstanding at March 31, 2004. This long-term debt consists of the following at March 31, 2004:

•	Note payable for $10.3 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $7.6 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $7.8 million for material handling equipment at one of our U.S. distribution center warehouses, which is secured by the equipment.

•	Capital lease liability for $1.9 million for material handling equipment at our European distribution center, which is secured by the equipment.

•	Numerous capital lease obligations totaling $0.9 million for various office and warehouse equipment used throughout the organization, which is secured by the property.

The above debt agreements may contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At March 31, 2004, we were in compliance with all of the covenants related to our long-term debt.

We have available a secured line of credit, as amended on December 31, 2003, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.0% at March 31, 2004) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at March 31, 2004 were $6.1 million. Available borrowings under the line of credit at March 31, 2004 were $116.1 million and no amounts were outstanding at March 31, 2004 and December 31, 2003. We pay an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined; that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. We were in compliance with these covenants at March 31, 2004.

We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2004. However, in connection with our current strategies, we may incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Disclosure about Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments as of March 31, 2004:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term obligations (1)	$104,175	$4,050	$8,100	$92,025	—
Other long term debt	27,770	1,783	$3,567	3,567	$18,853
Capital lease obligations	11,767	3,704	8,039	24	—
Operating lease obligations (2)	216,281	31,470	57,311	45,277	82,223
Purchase obligations (3)	6,100	6,100	—	—	—
Contractual obligations
Minimum payments related to our licensing arrangements	3,000	—	—	3,000	—

Professional services related to Sarbanes-Oxley Section 404 compliance	500	500	—	—	—
Financed insurance premiums	2,171	2,171

	$371,764	$49,778	$77,017	$143,893	$101,076

(1)	Long-term obligations consists of our 4.50% convertible notes due April 15, 2007, and related interest payments due in April and October of each year, unless converted into our Class A common stock as provided for in the indenture agreement.

(2)	Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices, and distribution centers. Payments for these leases are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at March 31, 2004. We account for our operating leases as follows:

(a) Step rent provisions and escalation clauses are taken into account in computing our minimum lease payments and the minimum lease payments are recognized on a straight-line basis over the minimum lease term. Subsequent adjustments to our lease payments due to changes in an existing index, usually the consumer price index, are typically included in our calculation of the minimum lease term.

(b) Lease concessions, typically free rent periods, are considered in the calculation of our minimum lease payments for the minimum lease term. Capital improvement funding received from the landlord is recorded as a reduction on the balance sheet line item property, plant and equipment and amortized over the remaining minimum lease term.

(3)	Represents outstanding letters credit of $6.1 million, which are presentable primarily on shipment of product from our third party contract manufacturers or delivery of product to our distributors freight forwarders.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

We believe the following critical accounting estimates are affected by more significant judgments used in the preparation of our consolidated financial statements: revenue recognition, promotional items, valuation allowances, inventory reserves, valuation of intangible and long-lived assets, litigation reserves, valuations of deferred income taxes, and cooperative arrangements.

Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. The significant portion of our revenue is recognized upon shipment of footwear. Domestically, goods are shipped directly from our domestic distribution center in Ontario, California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For our international wholesale accounts, product is shipped direct from our distribution center in Liege, Belgium, and revenue is recognized upon shipment from the distribution center. For our distributor sales, the goods are delivered directly from the independent factories to our distributors freight forwarders on an FCA basis and revenue is recognized upon receipt of a freight cargo receipt. In all of the above cases, each of the following have been met prior to revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e. as licensed sales are reported to the company). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensee’s indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

Promotional items We typically provide for two types of promotional items, footwear and non-footwear. Promotional items are accounted for as follows:

Footwear. Footwear products that are sold at a reduced price to our customers, either through our wholesale or retail distribution channels are recorded in the net sales line item at the ultimate amount received/billed at the time of revenue recognition. Footwear given away as part of a promotion (i.e. seeding product to celebrities and editors, through promotions and events as well as charity related functions, etc.) is included in the line item costs of sales. These amounts are immaterial in relation to our total cost of sales line items. Sales samples that are used by our sales personnel and distributors are charged to the line item selling expense, at cost. The footwear that is given away is generally not given to any existing wholesale or retail customers.

Non-footwear. Non-footwear promotional items, such as concert promotions and give-aways at these events (i.e. key chains, t-shirts, etc.) are charged to advertising and promotions expense which are included in the line item selling expense. Such items are generally considered brand promotion.

Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay, and disputed and returned items. We offer normal trade discounts to our customers. On occasion we offer our wholesale accounts sales discounts based on various promotional programs, such as trade-show promotions, product line discounts, and futures discounts. All sales are booked net of discount and are recorded at the time of revenue recognition. All customer returns must have a return authorization number, once the product is returned and processed, we issue a credit to the customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last three months. This percentage is based on our historical loss rate. A 1% change in this rate would not have a significant impact on our results of operations. Gross trade accounts receivable balance was $138.3 million and the allowance for bad debts, returns, and customer chargebacks was $9.2 million at March 31, 2004.

Inventory reserves. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales, and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At March 31, 2004, our gross inventory value was $113.4 million, and our inventory reserve was $1.7 million.

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative contribution opened in excess of twelve months are then reviewed in detail to determine if impairment exists.

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

Cooperative arrangements. We do not have a formal cooperative advertising program and any activity is usually very small. Any payments made or credits provided to our resellers are either charged against net sales, if the criteria of Emerging Issues Task Force Issue No. 01-9 has not been met, or charged to the line item caption selling expense when the applicable criteria has been met. Amounts that are charged as an expense in the line item caption selling expense are typically supported by an invoice or other supporting documentation from the our customer that provide verifiable support of their expenditures, which may include third-party invoices for advertising related costs, i.e. photo and catalog costs.

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

INFLATION

We do not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on our sales or operating results. However, we cannot accurately predict the effect of inflation on future operating results. Although higher rates of inflation have been experienced in a number of foreign countries in which our products are manufactured, we do not believe that inflation has had a material effect on our sales or operating results. While we have been able to offset our foreign product cost increases by increasing prices or changing suppliers in the past, we cannot assure you that we will be able to continue to make such increases or changes in the future.

EXCHANGE RATES

We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2003 and 2004, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RISK FACTORS

     In this quarterly report on Form 10-Q, the following factors should be considered in evaluating us and our business.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RESPOND TO CHANGING CONSUMER DEMANDS, IDENTIFY AND INTERPRET FASHION TRENDS AND SUCCESSFULLY MARKET NEW PRODUCTS.

     The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful styles in the future, our growth and profitability will be negatively impacted. We frequently make decisions about product designs and marketing expenditures several months in advance of the time when consumer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes in styles and trends or are not successful in marketing new products, we could experience excess inventories, higher than normal markdowns or an inability to profitably sell our products. Because of these risks, a number of companies in the footwear industry specifically, and the fashion and apparel industry in general, have experienced periods of rapid growth in revenues and earnings and thereafter periods of declining sales and losses, which in some cases have resulted in companies in these industries ceasing to do business. Similarly, these risks could have a severe negative effect on our consolidated results of operations or financial condition.

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

OUR BUSINESS MAY BE NEGATIVELY IMPACTED AS A RESULT OF CHANGES IN THE ECONOMY.

     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy, our net sales for 2003 were lower than anticipated. This lower level of sales adversely affected our consolidated operating results for 2003 and could continue to do so in 2004 and beyond.

ECONOMIC, POLITICAL, MILITARY OR OTHER EVENTS IN THE UNITED STATES OR IN A COUNTRY WHERE WE MAKE SIGNIFICANT SALES OR HAVE SIGNIFICANT OPERATIONS COULD INTERFERE WITH OUR SUCCESS OR OPERATIONS THERE AND HARM OUR BUSINESS.

     We market and sell our products and services throughout the world. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action, or possible military action, taken by the United States and other nations, in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, consolidated results of operations or financial condition.

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

OUR OPERATING RESULTS COULD BE NEGATIVELY IMPACTED IF OUR SALES ARE CONCENTRATED IN ANY ONE STYLE OR GROUP OF STYLES.

     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to hedge this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales for the years ended December 31, 2002 or 2003. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our consolidated operating results.

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

     In addition, if we, or our foreign manufacturers, violate United States or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported product, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our consolidated operating results.

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

OUR STRATEGIES INVOLVE A NUMBER OF RISKS THAT COULD PREVENT OR DELAY ANY SUCCESSFUL OPENING OF NEW STORES AS WELL AS IMPACT THE PERFORMANCE OF OUR EXISTING STORES.

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

MANY OF OUR RETAIL STORES DEPEND HEAVILY ON THE CUSTOMER TRAFFIC GENERATED BY SHOPPING AND FACTORY OUTLET MALLS OR BY TOURISM.

     Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations in the malls and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our concept stores occupy street locations which are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from the September 11, 2001 terrorist attacks, our military presence in Iraq, a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our consolidated operating results.

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

     As of May 4, 2004, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 72.6% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of May 4, 2004, Mr. Greenberg held approximately 65.1% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 89.6% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

     Interest rate fluctuations. At March 31, 2004, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

     Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. The Company conducts wholesale and retail operations outside of the United States in Europe and Canada, where the functional currencies are primarily the British pound, euro, and the Canadian dollar. We do not currently engage in hedging activities with respect to such exchange rate risks.

     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. During the three months ended March 31, 2004 and 2003, the fluctuation of foreign currencies resulted in cumulative foreign currency translation loss of $248,000 and translation gain of $288,000, respectively, that are deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. A 2% reduction in each of these exchange rates at March 31, 2004 would have reduced the values of our net investments by approximately $910,000.

New Accounting Pronouncements

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

Material credits that we have received from our vendors have come from our third party footwear manufacturers. The credits are based on the volume of footwear purchased over a given time period. All credits received have been recorded as a reduction in cost of sales or to the value of our inventory. Although such credits have been historically based on purchase volumes, there are no commitments on the part of our suppliers to grant credits and there is no regularity to the practice of doing so. Accordingly, these credits have been recorded at the time they were granted. We do not receive any other credits from our vendors in connection with the purchasing or promotion of their products.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed with the Securities and Exchange Commission under the Exchange Act.

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

On July 11, 2003 MG Footwear Inc., commenced a lawsuit against Skechers in the United States District Court for the District of New Jersey, MG FOOTWEAR, LLC v. SKECHERS USA, INC., Case No. 03-3252 (DMC), alleging inducement of breach of contract and interference with contractual relations between MG Footwear and Yakira, LLC. The suit seeks $50 million dollars in punitive damages. In March, 2004, the matter was settled. The settlement will not have an adverse impact on the Company’s consolidated financial statements or results of operations.

The Company occasionally becomes involved in litigation arising from the normal course of business and we are unable to determine the extent of any liability that may arise. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS - Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES – Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION – Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

     (a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

During the period covered by this filing, the Registrant filed one current report on Form 8-K.

On February 19, 2004, Skechers U.S.A., Inc. filed a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 12, “ Results of Operations and Financial Condition.” The current report contained a copy of the press release issued on February 19, 2004 announcing its results of operations and financial condition for the fourth quarter and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A, INC.

Dated: May 7, 2004	/S/ David Weinberg

David Weinberg
Executive Vice President and
Chief Financial Officer