Form 10-Q
period 2004-06-30
SKECHERS USA INC
filed 2004-08-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 2, 2004: 21,113,440

     THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 2, 2004: 17,571,189

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December, 31
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$127,299	$113,479
Trade accounts receivable, less allowances of $8,840 in 2004 and $7,861 in 2003	151,405	98,751
Due from officers and employees	438	623
Other receivables	1,657	3,910

Total receivables	153,500	103,284
Inventories	140,601	137,917
Prepaid expenses and other current assets	9,647	12,366
Deferred tax assets	2,910	2,910

Total current assets	433,957	369,956

Property and equipment, at cost, less accumulated depreciation and amortization	78,969	86,324
Intangible assets, at cost, less applicable amortization	1,841	2,006
Deferred tax assets	2,711	2,711
Other assets, at cost	5,190	5,536

	$522,668	$466,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	$3,196	$3,226
Accounts payable	113,858	78,725
Accrued expenses	15,294	12,881

Total current liabilities	132,348	94,832

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	24,441	26,047

Total liabilities	246,789	210,879

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 20,877 and 19,166 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	21	19
Class B Common Stock, $.001 par value; 60,000 shares authorized; 17,771 and 18,886 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	18	19
Additional paid-in capital	110,558	105,272
Accumulated other comprehensive income	7,687	8,137
Retained earnings	157,595	142,207

Total stockholders’ equity	275,879	255,654

	$522,668	$466,533

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,
	2004	2003
Net sales	$234,704	$229,278
Cost of sales	139,281	139,683

Gross profit	95,423	89,595
Royalty income, net	1,033	454

	96,456	90,049

Operating expenses:
Selling	20,738	28,838
General and administrative	59,288	61,053

	80,026	89,891

Earnings from operations	16,430	158

Other income (expense):
Interest income	43	190
Interest expense	(2,315)	(2,628)
Other, net	(157)	(56)

	(2,429)	(2,494)

Earnings (loss) before income taxes	14,001	(2,336)
Income taxes (benefit)	5,659	(211)

Net earnings (loss)	$8,342	$(2,125)

Net earnings (loss) per share:
Basic	$0.22	$(0.06)

Diluted	$0.21	$(0.06)

Weighted average shares:
Basic	38,440	37,782

Diluted	43,220	37,782

Comprehensive income (loss):
Net earnings (loss)	$8,342	$(2,125)
Foreign currency translation adjustment, net of tax	(202)	1,726

Total comprehensive income (loss)	$8,140	$(399)

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)
(In thousands, except per share data)

	Six-Months Ended June 30,
	2004	2003
Net sales	$456,192	$437,871
Cost of sales	271,062	257,958

Gross profit	185,130	179,913
Royalty income, net	2,421	725

	187,551	180,638

Operating expenses:
Selling	36,828	46,458
General and administrative	120,329	118,149

	157,157	164,607

Earnings from operations	30,394	16,031

Other income (expense):
Interest income	124	451
Interest expense	(4,433)	(4,986)
Other, net	(223)	(360)

	(4,532)	(4,895)

Earnings before income taxes	25,862	11,136
Income taxes	10,474	4,800

Net earnings	$15,388	$6,336

Net earnings per share:
Basic	$0.40	$0.17

Diluted	$0.39	$0.17

Weighted average shares:
Basic	38,285	37,746

Diluted	42,829	38,042

Comprehensive income:
Net earnings	$15,388	$6,336
Foreign currency translation adjustment, net of tax	(450)	2,014

Total comprehensive income	$14,938	$8,350

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$15,388	$6,336
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,082	10,375
Amortization of intangible assets	290	252
Provision for bad debts and returns	3,433	2,680
Amortization of convertible subordinated notes offering costs	383	383
(Gain) loss on disposal of equipment	7	(10)
(Increase) decrease in assets:
Receivables	(53,684)	(59,259)
Inventories	(2,694)	(67,638)
Prepaid expenses and other current assets	2,632	1,047
Other assets	38	(254)
Increase in liabilities:
Accounts payable	35,314	39,806
Accrued expenses	3,692	(3,025)

Net cash provided by (used in) operating activities	14,881	(69,307)

Cash flows used in investing activities:
Acquisition of Canadian distributor	—	(2,344)
Purchase of intellectual property	(125)	(1,125)
Proceeds from the sale of fixed assets	—	16
Capital expenditures	(2,787)	(10,726)

Net cash used in investing activities	(2,912)	(14,179)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,799	893
Repayments on long-term borrowings	(1,641)	(1,200)

Net cash provided by (used in) financing activities	2,158	(307)
Effects of exchange rates on cash and cash equivalents	(307)	493

Net increase in cash and cash equivalents	13,820	(83,300)
Cash and cash equivalents at beginning of period	113,479	124,830

Cash and cash equivalents at end of period	$127,299	$41,530

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,149	$4,425
Income taxes	3,505	3,246

     During the six months ended June 30, 2004, the Company issued 93,692 shares of Class A common stock to the Company’s 401k plan with a value of approximately $764,000.

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

(2) BUSINESS SEGMENT INFORMATION

Business Segment Information

Skechers operations are organized along its distribution channels and consists of the following operating segments:

Domestic Wholesale. We sell footwear directly to department stores, specialty, and independent retailers throughout the United States.

International Wholesale – We sell footwear directly to department stores, specialty and independent retailers in Switzerland, United Kingdom, Germany, France, Spain, Italy, Austria, Ireland and through distributors who distribute our footwear to department stores and specialty retail stores in Europe, Asia, Latin America, South America and numerous other countries and territories.

Retail – We own and operate our own retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:

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

The Company has the following three reportable segments – domestic wholesale, international wholesale and retail. The Company includes its e-commerce sales and other miscellaneous sales in the all other segment. See detailed segment information in footnote 12.

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

(4) OTHER COMPREHENSIVE INCOME

The Company operates internationally through the following foreign subsidiaries; Skechers S.a.r.l located in Switzerland, with a functional currency of the U.S. dollar; Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, SL located in Spain, Skechers USA Deutschland, GmbH located in Germany, Skechers USA France SAS located in France, Skechers EDC SPRL located in Belgium, Skechers USA Benelux BV located in the Netherlands, Skechers USA Italia srl, located in Italy, all with a functional currency of the Euro.

(5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the entire period.

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$8,342	$(2,125)	$15,388	6,336
Weighted average common shares outstanding	38,440	37,782	38,285	37,746
Basic earnings (loss) per share	$0.22	$(0.06)	$0.40	$0.17

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$8,342	$(2,125)	$15,388	$6,336
After-tax equivalent of interest expense on 4.50% convertible subordinated notes	603	—	1,205	—

Earnings (loss) for purposes of computing diluted earnings per share	$8,945	$(2,125)	$16,593	$6,336

Weighted average common shares outstanding	38,440	37,782	38,285	37,746
Dilutive stock options	1,314	—	1,078	296
Weighted average assumed conversion of 4.50% convertible subordinated notes	3,466	—	3,466	—

Weighted average common shares outstanding	43,220	37,782	42,829	38,042

Diluted earnings (loss) per share	$0.21	$(0.06)	$0.39	$0.17

There were 1,718,114 and 5,480,484 options outstanding that were not included in the computation of diluted earnings per share for the three-month period ended June 30, 2004 and 2003, respectively. There were 1,703,114 and 3,979,571 options outstanding that were not included in the computation of diluted earnings per share for the six-month period ended June 30, 2004 and 2003, respectively. The options outstanding that were not included in the computation of diluted earnings per share were excluded because their effect would have been anti-dilutive. The effects of the 4.50% convertible notes were excluded from the calculation of earnings (loss) per share for the three and six months ended June 30, 2003, since they were anti-dilutive.

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

In connection with the exercise of options, the Company realized income tax benefits of $723,000 and $21,000 during the six months ended June 30, 2004 and 2003, respectively, which have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been (all amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$8,342	$(2,125)	$15,388	$6,336
Deduct total stock-based employee compensation expense under fair value- based method for all awards , net of tax	(1,411)	(1,273)	(3,006)	(2,686)

Pro forma net earnings for basic pro forma earnings per share	6,931	(3,398)	12,382	3,650
Add back interest on 4.50% debentures, net of tax	603	—	1,205	—

Pro forma net earnings for diluted pro forma earnings per share	$7,534	$(3,398)	$13,587	$3,650

Pro forma net earnings per share:
Basic	$0.18	$(0.09)	$0.32	$0.10
Diluted	$0.17	$(0.09)	$0.32	$0.10

(7) INTANGIBLE ASSETS

     SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Intangible assets, all with finite lives that are being amortized, as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30, 2004	December 31, 2003
Intellectual property	$1,250	$1,125
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(1,459)	(1,169)

	$1,841	$2,006

The following is the amortization period for our intangible assets: Intellectual property - 5 years; other intangibles - 5 years; trademarks - 10 years.

(8) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(9) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on June 25, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.0% at June 30, 2004) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at June 30, 2004 were $11.6 million. Available borrowings under the line of credit at June 30, 2004 were $144.2 million, and no amounts were outstanding at June 30, 2004 and December 31, 2003. The Company pays an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined: that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; contains a tangible net worth requirement as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts; hence the financial covenants were not applicable at June 30, 2004.

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

On July 7, 2004, a class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability however, and does not believe that an adverse result would have a material effect on Skechers’ consolidated financial position or results of operations.

The Company occasionally becomes involved in litigation arising from the normal course of business and we are unable to determine the extent of any liability that may arise. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

(11) STOCKHOLDERS’ EQUITY

During the three and six months ended June 30, 2004, certain Class B stockholders converted 1,115,372 shares of Class B common stock into an equivalent number of Class A common stock.

(12) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

The Company’s reportable business segments and respective accounting policies of the segments are the same as described in Note 2. The Company has three reportable segments – domestic wholesale, international wholesale and retail, which includes both domestic and international retail operations, which require disclosure under SFAS No. 131. The Company includes its e-commerce sales and other miscellaneous sales in the all other segment. Management evaluates segment performance based primarily on net sales and gross margins.

All costs and expenses of the Company are analyzed on an aggregate basis and these costs are not allocated to the Company’s segments. The majority of the Company’s capital expenditures relate to the retail operations both domestically and internationally. Net sales and gross margins for the domestic wholesale, international wholesale, and retail segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales
Domestic wholesale	$159,047	$158,772	$299,395	$306,069
International wholesale	32,431	34,638	73,033	65,004
Retail	42,105	34,277	81,356	63,658
All other	1,121	1,591	2,408	3,140

	$234,704	$229,278	$456,192	$437,871

Gross profit
Domestic wholesale	$59,441	$55,018	$112,236	$113,459
International wholesale	10,398	13,037	25,341	26,276
Retail	24,983	20,314	46,260	38,470
All other	601	1,226	1,293	1,708

	$95,423	$89,595	$185,130	$179,913

	June 30, 2004	December 31, 2003
Assets
Domestic wholesale	$365,517	$315,375
International wholesale	89,059	78,359
Retail	66,884	71,574
All other	1,208	1,225

	$522,668	$466,533

Geographic Information

The following summarizes our operations in different geographic areas for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales (1)
North America (2)	$194,593	$191,777	$376,714	$368,735
Europe	40,111	37,501	79,478	69,136

	$234,704	$229,278	$456,192	$437,871

	June 30,	December 31,
	2004	2003
Identifiable Assets
North America (2)	$432,099	$380,930
Europe	90,569	85,603

	$522,668	$466,533

(1) The Company has subsidiaries in the United Kingdom, France, Germany, Spain, Italy, Canada, and the Netherlands, who generate net sales within those respective countries and, in some countries the neighboring regions. The Company also has a subsidiary in

Switzerland, which generates net sales to that region, in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	The Company’s North American operations are in the United States and Canada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to the Company’s revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those, which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate.

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of the Company are set forth in “Risk Factors” and elsewhere in this report.

FINANCIAL OVERVIEW

We have three reportable segments – domestic wholesale sales, international sales, and retail sales, which includes domestic and international retail. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenues is derived from the domestic wholesale segment. Domestic wholesale segment net sales comprised 65.6% and 69.9% of total sales for the six months ended June 30, 2004 and 2003, respectively.

Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. The line item, cost of sales includes the cost of footwear purchased from our manufacturers, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers fees, and storage costs. As such, our gross margins may not be comparable to some of our competitors since we include expenses related to our distribution network in the line item general and administrative expenses, whereas some of our competitors may include expenses of this type in the line item cost of sales.

Selling expenses. The selling expense line item consists primarily of the following accounts — sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with producing and distributing our catalogs.

General and administrative expenses. The general and administrative line item consists primarily of the following accounts — salaries, wages, and related taxes and various overhead costs associated with our corporate staff, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, amongst others expenses. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $16.9 million and $15.5 million for the three months ended June 30, 2004 and 2003, respectively, and $34 million and $31.4 million for the six months ended June 30, 2004 and 2003, respectively. Our distribution network related costs are included in general and administrative expenses and are not allocated to segments.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2004		2003		2004		2003
Net sales	$234,704	100.0%	$229,278	100.0%	$456,192	100.0%	$437,871	100.0%
Cost of sales	139,281	59.3	139,683	60.9	271,062	59.4	257,958	58.9

Gross profit	95,423	40.7	89,595	39.1	185,130	40.6	179,913	41.1
Royalty income, net	1,033	0.4	454	0.2	2,421	0.5	725	0.2

	96,456	41.1	90,049	39.3	187,551	41.1	180,638	41.3

Operating expenses:
Selling	20,738	8.8	28,838	12.6	36,828	8.0	46,458	10.6
General and administrative	59,288	25.3	61,053	26.6	120,329	26.4	118,149	27.0

	80,026	34.1	89,891	39.2	157,157	34.4	164,607	37.6

Earnings (loss) from operations	16,430	7.0	158	0.1	30,394	6.7	16,031	3.7
Interest expense, net	(2,272)	(1.1)	(2,438)	(1.1)	(4,309)	(0.9)	(4,535)	(1.0)
Other, net	(157)	—	(56)	—	(223)	(0.1)	(360)	(0.1)

Earnings (loss) before income taxes	14,001	6.0	(2,336)	(1.0)	25,862	5.7	11,136	2.5
Income taxes	5,659	(2.4)	(211)	0.1	10,474	2.3	4,800	1.1

Net earnings (loss)	$8,342	3.6	$(2,125)	(0.9)	$15,388	3.4%	$6,336	1.4%

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Sales

Net sales for the three months ended June 30, 2004 were $234.7 million, an increase of $5.4 million or 2.4% over net sales of $229.3 million for the three months ended June 30, 2003. The increase in net sales was primarily due to acceptance of our new designs and styles of our in-season product, growth within the retail segment from both new store additions and positive comparative (comp) store sales increases (stores opened for at least one year), and sales increases from our subsidiaries in Canada and Spain. Our domestic wholesale segment increased slightly to $159.0 million during the three months ended June 30, 2004, from $158.8 million for the three months ended June 30, 2003. The average selling price per pair within the domestic wholesale segment increased to $18.27 per pair during the three months ended June 30, 2004, a 7.7% increase from $16.97 per pair in the same period last year. The increase in the average selling price per pair came on a 7.0% reduction in unit sales volume to 8.7 million pairs in the three months ended June 30, 2004 compared to 9.4 million pairs in the same period last year. The decrease in unit sales volume was due to the reduced level of markdown and closeout merchandise in 2004, when compared to 2003, when we were focused on reducing our inventory levels.

Our retail segment sales increased $7.8 million to $42.1 million for the three months ended June 30, 2004, a 22.8% increase over sales of $34.3 million for the same period in 2003. The increase in retail segment sales was due to the addition of net 14 new domestic and four international retail stores since June 30, 2003, which contributed $4.2 million in new store sales. Of our new store additions, nine were outlet stores and five were warehouse stores, which tend to have higher average sales per store than our concept stores. In addition, for the three months ended June 30, 2004, we realized positive comp stores sales increases in both our domestic and international retail stores.

We currently operate over 125 domestic and international retail stores and believe that we have a presence in most major markets, as such, we currently have plans for only four domestic retail stores in 2004, the last of which was opened in July 2004. We currently have no plans to open any international retail stores in 2004. Comparatively, we opened 31 retail stores in 2003.

Our international wholesale segment sales were $32.4 million for the three months ended June 30, 2004, compared to $34.6 million for the three months ended June 30, 2003. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers – and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. The decrease in international wholesale sales was primarily due to reduced distributor sales. Our distributor sales decreased to $18.2 million for the three months ended June 30, 2004 compared to $20.8 million for the three months ended June 30, 2003. The decrease was primarily due to reduced sales into Japan, Chile, and Saudi Arabia. Partially offsetting the decrease in distributor sales was our direct sales, which increased 2.8% to $14.2 million compared to $13.8 million for the three months ended June 30, 2003. The increase in direct sales was primarily to due to increased sales into Canada, Germany and Spain, offset by decreased sales into the United Kingdom and France.

We are currently rolling out our new marketing campaigns, “We Put the S in Action” (worldwide campaign) and the Christina Aguilera “Naughty and Nice” (international campaign) and believe that these campaigns and the anticipated international acceptance of our new styles will generate additional demand for our products internationally.

During the three months ended June 30, 2004, we began shipping product from our recently introduced Rhino, Rhino Red and 310 product lines. Although sales for these product lines for the three months ended June 30, 2004 was a small portion of consolidated sales, we currently believe that sales for these products will increase in the third quarter ended September 30, 2004, when compared to the second quarter ended June 30, 2004.

During the three months ended June 30, 2004, we recognized net licensing royalties of $1.0 million compared to $454,000 during the three months ended June 30, 2003. The increase in licensing royalties is primarily the result of royalties associated with our licensing agreement for Skechers kids’ apparel with Kids’ Headquarters, which launched during the back to school selling season in 2003. During 2003, we entered into various domestic and international licensing agreements. These new licensing arrangements have been in the development stage, and we anticipate that many of these licensed products will be available at retail for the back to school and holiday selling seasons this year. As a result we currently anticipate that royalty income during the second half of 2004 will be higher than royalties during the first half of 2004.

We currently anticipate that net sales for the third quarter ended September 30, 2004, will be between $235-$245 million, which represents a 5.9% to 10.4% increase in net sales, when compared to the third quarter ended June 30, 2003.

Gross Profit

Gross profit for the three months ended June 30, 2004 was $95.4 million compared to $89.6 million for the three months ended June 30, 2003. Gross profit as a percentage of sales was 40.7% for the three months ended June 30, 2004, compared to 39.1% for the same three months in 2003. The margin increase was the result of the increase in domestic wholesale margins, which increased to 37.4% from 34.7% and retail sales, which have higher gross margins, becoming a larger portion of consolidated sales, both of which were offset by a 550 basis point decrease in international wholesale margins. The domestic wholesale margin increase was primarily due to the significantly lower volume of markdown merchandise, and a lower volume of close out product to discounters, both of which were driven by our significantly higher levels of inventory in the first half of 2003. In addition, we realized higher margins within our Men’s and Women’s Sport line and our Women’s Active lines this year compared to last year.

Gross profit for our retail segment increased 23.0% to $25.0 million for the three months ended June 30, 2004 compared to $20.3 million for the three months ended June 30, 2003. Gross profit as a percent of sales for the retail segment was 59.3% for the three months ended June 30, 2004, which was the same as the three months ended June 30, 2003.

Gross profit for our international wholesale segment for the three months ended June 30, 2004 was $10.4 million compared to $13.0 million for the same period in 2003. Gross profit as a percentage of net sales for the international wholesale segment was 32.1% for the three months ended June 30, 2004 compared to 37.6% for the same period in 2003. The decrease in margin was due to reduced margins from our direct sales to department stores and specialty retailers, primarily from price concessions initiated in July 2003 and which have remained in effect. Our distributor margins for the three months ended June 30, 2004 were consistent with those for the three months ended June 30, 2003.

During the three months ended June 30, 2004, our third party manufacturers located in China notified us of electrical shortages which has caused them, in some cases, to shut down production at least one day a week. For production orders that are outstanding with firm delivery dates and that did not ship in time to meet our delivery requirements, the manufacturer has paid the costs to overnight product to our distribution centers. These electrical shortages may extend the production time necessary to produce our orders, and there may be circumstances where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges. We are currently unable to determine the extent, if any, of any adverse margin impact we may realize as a result of air freighting product to our customers. Premium freight charges incurred during the three months ended June 30, 2004 were not significant.

Excluding the potential effects of the electrical shortages described above, we currently believe that our consolidated margins of 40.7% are in line with our current business model. In addition, excluding the effects of the electrical shortages referred to above, we currently believe that margins for the third quarter ended September 30, 2004 will also be in the range of 40%.

Selling Expenses

Selling expenses for the six months ended June 30, 2004 were $20.7 million compared to $28.8 million for the same period last year. Selling expenses as a percent of sales were 8.8% during the three months ended June 30, 2004, compared to 12.6% for the same period last year. The decrease in selling expenses was primarily due to reduced advertising costs, which decreased to 6.6% ($15.6 million) of sales for the three months ended June 30, 2004 compared to 10.5% ($24.1 million) of sales for the same period in 2003. We reduced our spending levels for various media advertising including television, radio and trade print by $8.9 million, offset by increased tradeshow and catalog expenses of $373,000. In addition, we realized increased selling expenses related to sales commissions and sales representative samples of $458,000.

Selling expenses for the third quarter ended September 30, 2004 may be higher than those incurred during the second quarter ended June 30, 2004. This increase in expense would be due to tradeshow related expenditures for our largest trade show, WSA located in Las Vegas, NV and GDS, our largest international trade show located in Germany, both of which we have a presence at and which take place in the three months ended September 30, 2004, and additional sales commissions.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2004 were $59.3 million, a decrease of $1.8 million or 2.9%, compared to $61.1 million for the three months ended June 30, 2003. General and administrative expenses as a percent of sales decreased to 25.3% from 26.6% for the three months ended June 30, 2003. The decrease in general and administrative expenses was primarily due to reduced temporary help of $1.0 million at our distribution centers and reduced corporate legal fees of $940,000, due to handling various legal matters in house and reduced volume of litigation expenses this year when compared to last year.

During 2003, we continued our wholesale and retail expansion strategies, as we added three subsidiaries and net 29 retail stores. We currently believe that we have established our presence in most major retail markets. As such, we currently feel that we are now able to curtail our retail expansion, and therefore, we currently have plans to open only four domestic, and no international, retail stores in 2004. The last of which opened in July 2004. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently do not anticipate entering any new international markets in 2004. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer, and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product.

Other Income (Expense)

Interest expense was $2.3 million for the three months ended June 30, 2004 compared to $2.6 million for the same period in 2003. The reduction in interest expense is due to the reduction of our long-term debt.

Income Taxes

The effective tax rate for the three months ended June 30, 2004 was 40.4% compared to tax benefit of 9.0% for three months ended June 30, 2003. The effective tax rate for the three months ended June 30, 2004 was computed using the effective tax rates estimated to be applicable to each of our domestic and international taxable jurisdictions for the full fiscal year, and is based on projected earnings and losses of our domestic and international operations. The increase in the effective tax rate is due to an increase in projected earnings in higher domestic and international tax jurisdictions. The projected earnings and losses are subject to ongoing review and evaluation by us.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net Sales

Net sales for the six months ended June 30, 2004 were $456.2 million, an $18.3 million or 4.2% increase over net sales of $437.9 million for the six months ended June 30, 2003. The increase in consolidated net sales was due to increased sales within our retail segment and increased direct international wholesale sales into Germany and Canada. Offsetting these sales increases was a decrease in our domestic wholesale segment, which decreased to $299.4 million compared to $306.1 million for the six months ended June 30, 2003. The decrease in domestic wholesale segment net sales came on a 3.4% unit sales volume decrease to 17.4 million pairs from 18.0 million pairs for the six months ended June 30, 2003, however, our average selling price per pair increased 1.2% to $17.23 from $17.02 for the six months ended June 30, 2003. The increase in the average selling price per pair was primarily due to the reduced level of markdowns and close outs in 2004 when compared to 2003 when we were reducing our inventory levels.

Retail segment sales for the six months ended June 30, 2004 increased 27.8% to $81.4 million compared to $63.7 million for the same period last year. The increase in retail sales was due to the increase in new stores and positive comp store sales. Since June 30, 2004, we have opened net 14 new domestic stores which contributed $7.9 million in net sales and four international stores, which contributed $1.7 million in net sales.

International wholesale sales for the six months ended June 30, 2004 increased 12.4% to $73.0 million compared to $65.0 million for the same six months in 2003. We realized increases in both our direct sales, which increased 21.1% and our distributor sales, which increased 1.5%. The significant increase in direct sales was due to increased sales into Germany, Canada, and our newly established subsidiary in Italy, offset by reduced sales into the United Kingdom and France.

Gross Profit

Gross profit for the six months ended June 30, 2004 was $185.1 million compared to $179.9 million for the six months ended June 30, 2003. Gross profit as a percentage of net sales for the six months ended June 30, 2004 was 40.6% compared to 41.1% for the same period last year. The decrease in margin for the six months ended June 30, 2004, when compared to the six months ended June 30,

2003 was primarily due to reduced margins within our international wholesale and retail segments. Our domestic wholesale segment margins in 2004 were 37.5% slightly above last year’s margins of 37.1% for the six months ended June 30, 2003.

Our international wholesale margins for the six months ended June 30, 2004 were 34.7% compared to 40.4% for the same period in 2003. The decrease in margins was primarily due to reduced margins within our direct sales channels, as our distributor margins in 2004 were consistent with 2003. The decrease in our direct sales channel was due to price concessions made in July 2003, which have not been re-adjusted.

Our retail segment margins for the six months ended June 30, 2004 were 56.9% compared to 60.4% for the same period in 2003. The decrease in margins for the six months ended June 30, 2004, when compared to the same period in 2003, were primarily due to a larger portion of our retail sales coming from our outlet and warehouse stores, resulting from both positive comp stores sales increases and new stores openings, coupled with lower margins in 2004. The decrease in margins was due to increased promotional activity within those store formats in 2004 when compared to 2003.

Selling Expenses

Selling expenses for the six months ended June 30, 2004 were $36.9 million compared to $46.5 million for the six months ended June 30, 2003. Selling expenses as a percent of sales were 8.0% for the six months ended June 30, 2004 compared to 10.6% for the same period in 2003. The decrease in selling expenses was primarily due to decreased advertising, which declined to 5.5% of sales or $25.1 million in 2004 compared to 8.5% of sales or $37.1 for the six months ended June 30, 2003. Advertising expense reductions were made across various medias including trade print, television, and radio, which totaled $8.4 million in, additional to reduced promotional and point of purchase marketing efforts, which totaled $1.7, and reduced trade shows costs of $1.1 million.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2004 were $120.3 million compared to $118.1 million for the three months ended June 30, 2003. General and administrative expenses as a percent of sales were 26.4% in 2004 compared to 27.0% for the six months ended June 30, 2003. The decrease in general and administrative expenses was due to reduced temporary help at our distribution centers of $1.8 million and reduced legal fees of $2.8 million, both of which were partially offset by increased rent of $1.4 million and increased utilities of $873,000.

Other Income (Expense)

Interest expense was $4.4 million for the six months ended June 30, 2004 compared to $5.0 million for the same period in 2003. The reduction in interest expense is due to the amortized reduction of our long-term debt.

Income Taxes

The effective tax rate for the six months ended June 30, 2004 was 40.5% compared to an effective tax rate of 43.1% for the six months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 was computed using the effective tax rates estimated to be applicable to each of our domestic and international taxable jurisdictions for the full fiscal year, and is based on projected earnings and losses of our domestic and international operations. The projected earnings and losses are subject to ongoing review and evaluation by us.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2004 was $301.6 million, an increase of $26.5 million from working capital of $275.1 million at December 31, 2003. Our cash and cash equivalents at June 30, 2004 were $127.3 million compared to $113.5 million at December 31, 2003. The increase in cash and cash equivalents was the result of increased operating cash flows due to the increase in net earnings in 2004 when compared to 2003, a significant decrease in capital expenditures due to our curtailed expansion activities within our retail and international distribution channels, and an increase in cash provided by the exercise of stock options.

During the six months ended June 30, 2004, our operating activities generated $14.9 million in net cash compared to cash used in operating activities of $69.3 million for the six months ended June 30, 2003. The significant improvement in our operating cash flows for the six months ended June 30, 2004, when compared to the same period in 2003, was the result of increased earnings and our reduced investment in inventory, which resulted from maintaining lower inventory levels.

Net cash used in investing activities was $2.9 million for the six months ended June 30, 2004, compared to $14.2 million during the six months ended June 30, 2003. The reduction in capital expenditures in 2004 was primarily due to the decrease in the number of new store openings. As we currently have over 125 retail stores worldwide, we feel that we have a presence in most major markets and therefore currently have plans for four retail stores in 2004, all of which have been opened to date. The reduction in capital expenditures is also reflective of our reduced international expansion activities. We currently believe that we have entered the most preferred international regions for our business, as such, we currently do not anticipate entering any new international markets in 2004. As such, we currently anticipate that our capital expenditures for fiscal 2004 will be approximately $4-$6 million. However, we recently signed a purchase agreement for the acquisition of our corporate headquarters that we currently lease. If we acquire that building and depending on our financing arrangements, if any, our capital expenditures could increase up to the estimated purchase price of $11 million.

We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows or through our $150.0 million line of credit facility, which had no outstanding borrowings at June 30, 2004 and December 31, 2003.

Net cash provided by financing activities was $2,158,000 during the six months ended June 30, 2004, compared to net cash used in financing activities of $307,000 during the same period in 2003. The increase in cash provided by financing activities was due to increased cash provided from the exercise of stock options, offset by a larger reduction in our long-term debt, when compared to 2003.

In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A Common Stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future senior debt. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness. The indenture provides for various non-financial covenants and cross default provisions, as defined in the agreement, which we were in compliance with at June 30, 2004. Net proceeds from the sale of the notes were $86.2 million. The refinancing of our short-term borrowings with long-term capital was done to provide us with long-term debt to provide for the future growth of the business.

In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have additional long-term debt of $27.6 million outstanding at June 30, 2004. This long-term debt consists of the following at June 30, 2004:

•	Note payable for $7.6 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $10.3 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $7.3 million for material handling equipment at one of our U.S. distribution center warehouses, which is secured by the equipment.

•	Capital lease liability for $1.7 million for material handling equipment at our European distribution center, which is secured by the equipment.

•	Numerous capital lease obligations totaling $0.7 million for various office and warehouse equipment used throughout the organization, which is secured by the property.

The above debt agreements may contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At June 30, 2004 we were in compliance with all of the covenants related to our long-term debt.

We have available a secured line of credit, as amended on December 31, 2003, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.0% at June 30, 2004) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at June 30, 2004 were $11.6 million. Available borrowings under the line of credit at June 30, 2004 were $144.2 million and no amounts were outstanding at June 30, 2004 and December 31, 2003. We pay an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined: that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts, hence the financial covenants were not applicable at June 30, 2004.

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

Disclosure about Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments as of June 30, 2004:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term obligations (1)	$104,175	$4,050	$8,100	$92,025	—
Other long term debt	28,215	1,783	$3,567	3,567	$19,298
Capital lease obligations	12,211	3,642	8,565	4	—
Operating lease obligations (2)	220,937	31,531	58,430	46,996	83,980
Purchase obligations (3)	11,561	11,561	—	—	—
Contractual obligations:
Professional services related to Sarbanes-Oxley Section 404 compliance	700	700	—	—	—
Financed insurance premiums	2,171	2,171

	$379,970	$55,438	$78,662	$142,592	$103,278

(1)	Long-term obligations consists of our 4.50% convertible notes due April 15, 2007, and related interest payments due in April and October of each year, unless converted into our Class A common stock as provided for in the indenture agreement.

(2)	Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices, and distribution centers. Payments for these leases are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at June 30, 2004. We account for our operating leases as follows:

(a)	Step rent provisions and escalation clauses are taken into account in computing our minimum lease payments and the minimum lease payments are recognized on a straight-line basis over the minimum lease term. Subsequent adjustments to our lease payments due to changes in an existing index, usually the consumer price index, are typically included in our calculation of the minimum lease payments.

(b)	Lease concessions, typically free rent periods, are considered in the calculation of our minimum lease payments for the minimum lease term. Capital improvement funding received from the landlord is recorded as a reduction on the balance sheet line item property, plant and equipment and amortized over the remaining minimum lease term.

(3)	Represents outstanding letters credit of $11.6 million, which are presentable primarily on shipment of product from our third party contract manufacturers or delivery of product to our distributors freight forwarders.

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

Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. The significant portion of our revenue is recognized upon shipment of footwear. Domestically, goods are shipped directly from our domestic distribution center in Ontario, California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For our international wholesale accounts, product is shipped direct from our distribution center in Liege, Belgium, and revenue is recognized upon shipment from the distribution center. For our distributor sales, the goods are delivered directly from the independent factories to our distributors freight forwarders on a Free Named Carrier (FCA) basis and revenue is recognized upon receipt of a freight cargo receipt. In all of the above cases, each of the following have been met prior to revenue recognition: title has passed, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay, and disputed and returned items. We offer normal trade discounts to our customers. On occasion we offer our wholesale accounts sales discounts based on various promotional programs, such as trade-show promotions, product line discounts, and futures discounts. All sales are booked net of discount and are recorded at the time of revenue recognition. All customer returns must have a return authorization number, and once the product is returned and processed, we issue a credit to the customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last three months. This percentage is based on our historical loss rate. A 1% change in this rate would not have a significant impact on our results of operations. Gross trade accounts receivable balance was $160.2 million and the allowance for bad debts, returns, and customer chargebacks was $8.8 million at June 30, 2004.

Inventory reserves. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales, and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At June 30, 2004, our gross inventory value was $142.0 million, and our inventory reserve was $1.4 million.

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

Cooperative arrangements. We do not have a formal cooperative advertising program and any activity is usually very small. Any payments made or credits provided to our resellers are either charged against net sales, if the criteria of Emerging Issues Task Force Issue No. 01-9 has not been met, or charged to the line item caption selling expense when the applicable criteria has been met. Amounts that are charged as an expense are included in the line item caption selling expense and are typically supported by an invoice or other supporting documentation from our customer that provides verifiable support of their expenditures, which may include third-party invoices for advertising related costs, i.e. photo and catalog costs.

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the third and fourth quarters, we believe that changes in our product offerings have somewhat mitigated the effects of seasonality and, consequently, our sales are not necessarily as subjected to seasonal trends as that of our past or our competitors in the footwear industry.

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

WE DEPEND UPON A RELATIVELY SMALL GROUP OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES.

Net sales to our five largest customers accounted for approximately 29.7% and 27.4% of total net sales for the three months ended June 30, 2004 and 2003 respectively. Net sales to our five largest customers accounted for approximately 27.9% and 27.0% of total net sales for the six months ended June 30, 2004 and 2003 respectively. No one customer accounted for 10.0% or more of our net sales for the three or six months ended June 30, 2004. As of June 30, 2004, one customer accounted for more than 10% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivables of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer, or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

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

WE RELY ON INDEPENDENT CONTRACT MANUFACTURERS AND, AS A RESULT, ARE EXPOSED TO POTENTIAL DISRUPTIONS IN PRODUCT SUPPLY.

     Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2004, the top four manufacturers of our manufactured products produced approximately 52.3% of our total purchases. One manufacturer accounted for 23.7% of total purchases for the six months ended June 30, 2004. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

     Substantially all of our net sales during 2003 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:

•	political and social unrest, including our military presence in Iraq;

•	changing economic conditions;

•	international political tension and terrorism;

•	work stoppages;

•	recent energy shortages and potential disruptions;

•	transportation delays;

•	loss or damage to products in transit;

•	expropriation;

•	nationalization;

•	the imposition of tariffs and trade duties both international and domestically;

•	import and export controls and other nontariff barriers;

•	exposure to different legal standards (particularly with respect to intellectual property);

•	compliance with foreign laws; and

•	changes in domestic and foreign governmental policies.

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

As of August 6, 2004, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 73.4% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of August 6, 2004, Mr. Greenberg held approximately 65.5% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 89.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

     Interest rate fluctuations. At June 30, 2004, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding on our line of credit facility. Interest in our convertible notes are at a fixed rate.

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

     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. During the six months ended June 30, 2004 and 2003, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $450,000 and translation gain of $2,014,000, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 2% reduction in each of these exchange rates at June 30, 2004 would have reduced the values of our net investments by approximately $886,000.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances). This statement is effective generally for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have financial instruments within the scope of SFAS No. 150. Therefore, adoption of this statement did not impact the Company’s consolidated financial statements.

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

On July 7, 2004, a class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability however, and does not believe that an adverse result would have a material effect on Skechers’ consolidated financial position or results of operations.

The Company occasionally becomes involved in litigation arising from the normal course of business and we are unable to determine the extent of any liability that may arise. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS — Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES — Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS —

On May 28 2004, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting: (1) the election of three members to the Board of Directors, and (2) the ratification and approval of KPMG LLP as the Company’s independent auditors for fiscal 2004; (4) and the transaction of other business which came to the attention of the stockholders during the meeting.

The results of the voting on these matters are set forth below:

Proposal	Votes For	Against/Withheld	Abstentions
Proposal No. 1 -
Election of Director Nominees
Michael Greenberg	188,012,389	3,625,783	—
Jeffrey Greenberg	188,012,289	3,625,883	—
David Weinberg	187,408,929	4,229,243	—
Proposal No. 2 -
Ratification of KPMG LLP as Independent Auditors for Fiscal 2004	186,398,945	5,238,070	1,150

The following Directors were not standing for election and are continuing as Directors of the Company: Robert Greenberg, Frederick H. Schneider Jr., Richard Siskind, Geyer Kosinski.

ITEM 5. OTHER INFORMATION — Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

(a)	Exhibits

Exhibit 31.1 — Certification of the Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of the Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of the Chief Executive Officer of the Company, and the Chief Financial Officer of the Company pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Registrant filed one current report on Form 8-K during the three months ended June 30, 2004.

On April 22, 2004, pursuant to Item 12 — Results of Operations and Financial Condition. The Registrant issued a press release announcing its results of operations and financial condition for the three months ended March 31, 2004. A copy of the press release was attached as exhibit 99.1 to the current report.

The Registrant also filed one current report on Form 8-K subsequent to June 30, 2004.

On July 22, 2004, pursuant to Item 12 — Results of Operations and Financial Condition. The Registrant issued a press release announcing its results of operations and financial condition for the three and six months ended June 30, 2004. A copy of the press release was attached as exhibit 99.1 to the current report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKECHERS U.S.A., INC.

Dated: August 9, 2004

/S/ David Weinberg David Weinberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)