Form 10-Q
period 2004-09-30
SKECHERS USA INC
filed 2004-11-08
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-14429

SKECHERS U.S.A., INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4376145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 MANHATTAN BEACH BLVD.
MANHATTAN BEACH, CALIFORNIA 90266
(Address of principal executive offices, zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 318-3100

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☒ No ☐

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 2, 2004: 22,111,605

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 2, 2004: 17,011,189

SKECHERS U.S.A., INC AND SUBSIDIARIES
FORM 10Q
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December, 31
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$132,522	$113,479
Trade accounts receivable, less allowances of $7,840 in 2004 and $7,861 in 2003	127,558	98,751
Due from officers and employees	314	623
Other receivables	1,690	3,910

Total receivables	129,562	103,284
Inventories	147,993	137,917
Prepaid expenses and other current assets	8,139	12,366
Deferred tax assets	2,910	2,910

Total current assets	421,126	369,956

Property and equipment, at cost, less accumulated depreciation and amortization	86,106	86,324
Intangible assets, at cost, less applicable amortization	1,743	2,006
Deferred tax assets	2,711	2,711
Other assets, at cost	5,014	5,536

TOTAL ASSETS	$516,700	$466,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	$3,211	$3,226
Accounts payable	93,932	78,725
Accrued expenses	18,729	12,881

Total current liabilities	115,872	94,832

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	23,716	26,047

Total liabilities	229,588	210,879

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 21,749 and 19,166 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	22	19
Class B Common Stock, $.001 par value; 60,000 shares authorized; and 17,271 shares issued and outstanding at September 30, 2004 and 18,886 December 31, 2003, respectively	17	19
Additional paid-in capital	114,861	105,272
Accumulated other comprehensive income	8,580	8,137
Retained earnings	163,632	142,207

Total stockholders’ equity	287,112	255,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$516,700	$466,533

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,
	2004	2003
Net sales	$257,658	$221,821
Cost of sales	153,067	143,183

Gross profit	104,591	78,638
Royalty income, net	1,073	1,404

	105,664	80,042

Operating expenses:
Selling	24,139	20,626
General and administrative	64,576	63,488

	88,715	84,114

Earnings (loss) from operations	16,949	(4,072)

Other income (expense):
Interest income	56	114
Interest expense	(2,042)	(2,250)
Other, net	(248)	(87)

	(2,234)	(2,223)

Earnings (loss) before income taxes	14,715	(6,295)
Income tax expense (benefit)	8,678	(435)

Net earnings (loss)	$6,037	$(5,860)

Net earnings (loss) per share:
Basic	$0.16	$(0.15)

Diluted	$0.15	$(0.15)

Weighted average shares:
Basic	38,809	37,925

Diluted	43,695	37,925

Comprehensive income (loss):
Net earnings (loss)	$6,037	$(5,860)
Foreign currency translation adjustment, net of tax	893	232
Total comprehensive income (loss)	$6,930	$(5,628)

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Nine-Months Ended September 30,
	2004	2003
Net sales	$713,850	$659,692
Cost of sales	424,129	401,141

Gross profit	289,721	258,551
Royalty income, net	3,546	2,129

	293,267	260,680

Operating expenses:
Selling	60,968	67,084
General and administrative	184,897	181,647

	245,865	248,731

Earnings from operations	47,402	11,949

Other income (expense):
Interest income	180	565
Interest expense	(6,475)	(7,236)
Other, net	(530)	(437)

	(6,825)	(7,108)

Earnings before income taxes	40,577	4,841
Income tax expense	19,152	4,365

Net earnings	$21,425	$476

Net earnings per share:
Basic	$0.56	$0.01

Diluted	$0.53	$0.01

Weighted average shares:
Basic	38,463	37,807

Diluted	43,119	38,114

Comprehensive income :
Net earnings	$21,425	$476
Foreign currency translation adjustment, net of tax	443	2,246

Total comprehensive income	$21,868	$2,722

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$21,425	$476
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	15,152	16,505
Amortization of intangible assets	389	334
Provision for bad debts and returns	4,055	2,517
Amortization of convertible subordinated notes offering costs	574	574
Loss on disposal of equipment	59	111
Compensation expense for non-employee stock option grant	—	123
(Increase) decrease in assets:
Receivables	(30,202)	(8,611)
Inventories	(10,054)	(1,154)
Prepaid expenses and other current assets	4,154	1,289
Other assets	46	(446)
Increase (decrease) in liabilities:
Accounts payable	16,593	(31,598)
Accrued expenses	7,032	(2,749)

Net cash provided by (used in) operating activities	29,223	(22,629)

Cash flows used in investing activities:
Acquisition of Canadian distributor	—	(2,344)
Purchase of intellectual property	(125)	(1,125)
Proceeds from the sale of fixed assets	—	16
Capital expenditures	(14,894)	(17,955)

Net cash used in investing activities	(15,019)	(21,408)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,120	967
Repayments on long-term borrowings	(2,408)	(1,589)

Net cash provided by (used in) financing activities	4,712	(622)
Effects of exchange rates on cash	127	548

Net increase (decrease) in cash and cash equivalents	19,043	(44,111)
Cash and cash equivalents at beginning of period	113,479	124,830

Cash and cash equivalents at end of period	$132,522	$80,719

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,468	$5,538
Income taxes	10,359	3,380

     During the nine months ended September 30, 2004, the Company issued 93,692 shares of Class A common stock to the Company’s 401k plan with a value of approximately $764,000.

     During the nine months ended September 30, 2003, the Company issued 83,351 shares of Class A common stock to the Company’s 401k plan with a value of approximately $709,000. In addition, the Company acquired equipment aggregating $2,260,000 under capital lease obligations.

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The results of operations for the quarter ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(2) BUSINESS SEGMENT INFORMATION

Skechers operations are organized along its distribution channels and consists of the following operating segments:

Domestic Wholesale – The sale of footwear directly to department stores, specialty, and independent retailers throughout the United States.

International Wholesale – The sale of footwear directly to department stores, specialty and independent retailers in Switzerland, United Kingdom, Germany, France, Spain, Italy, Austria, Ireland, Canada and Benelux and through distributors who distribute our footwear to department stores and specialty retail stores in Europe, Asia, Latin America, Australia and New Zealand, South America and numerous other countries and territories.

Retail – The Company owns and operates retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:

Concept Stores. Concept stores are located in marquee street locations and high performing regional malls, promote awareness of the Skechers brand and showcase a broad assortment of in-season footwear styles. The products offered in our concept stores are full price in season product and typically attract fashion conscious customers.

Factory Outlet Stores. Factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points.

Warehouse Outlet Stores. Warehouse outlet stores are freestanding and appeal to our most value conscious customers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner.

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

Net royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

(4) OTHER COMPREHENSIVE INCOME

The Company operates internationally through the following foreign subsidiaries: Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, SL located in Spain, Skechers USA Deutschland, GmbH located in Germany, Skechers USA France SAS located in France, Skechers EDC SPRL located in Belgium, Skechers USA Benelux BV located in the Netherlands, Skechers USA Italia srl, located in Italy, all with a functional currency of the Euro. Additionally, one international subsidiary, Skechers S.a.r.l located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting translation gains and losses from this subsidiary are included in the determination of net earnings.

(5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares, if dilutive, which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the entire period.

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net earnings (loss)	$6,037	$(5,860)	$21,425	$476
Weighted average common shares outstanding	38,809	37,925	38,463	37,807
Basic earnings (loss) per share	$0.16	$(0.15)	$0.56	$0.01

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net earnings (loss):	$6,037	$(5,860)	$21,425	$476
After-tax equivalent of interest expense on 4.50% convertible subordinated debt	415	—	1,604	—

Earnings (loss) for purposes of computing diluted earnings loss per share	$6,452	$(5,860)	$23,029	$476

Weighted average common shares outstanding	38,809	37,925	38,463	37,807
Dilutive stock options	1,420	—	1,190	307
Weighted average assumed conversion of 4.50% convertible subordinated notes	3,466	—	3,466	—

Weighted average common shares outstanding	43,695	37,925	43,119	38,114

Diluted earnings (loss) per share	$0.15	$(0.15)	$0.53	$0.01

There were 920,547 and 5,360,458 options outstanding that were not included in the computation of diluted earnings per share for the three-month period ended September 30, 2004 and 2003, respectively. There were 1,681,942 and 3,599,912 options outstanding that were not included in the computation of diluted earnings per share for the nine-month period ended September 30, 2004 and 2003, respectively. The options outstanding that were not included in the computation of diluted earnings (loss) per share were excluded because their effect would have been anti-dilutive. The effects of the 4.50% convertible notes were excluded from the calculation of earnings (loss) per share for the three and nine months ended September 30, 2003, since they were anti-dilutive.

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

In connection with the exercise of options, the Company realized income tax benefits of $1,705,000 and $31,000 during the nine months ended September 30, 2004 and 2003, respectively, which have been credited to additional paid-in capital.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$6,037	$(5,860)	$21,425	$476
Deduct total stock-based employee compensation expense under fair value- based method for all awards, net of tax	(522)	(975)	(2,704)	(2,788)

Pro forma net earnings (loss) for basic pro forma earnings (loss) per share	5,515	(6,835)	18,721	(2,312)
Add back interest on 4.5% debentures, net of tax	415	—	1,604	—

Pro forma net earnings (loss) for diluted pro forma earnings (loss) per share	$5,930	$(6,835)	$20,325	$(2,312)

Pro forma net earnings (loss) per share:
Basic	$0.14	$(0.18)	$0.49	$(0.06)
Diluted	$0.14	$(0.18)	$0.47	$(0.06)

(7) INTANGIBLE ASSETS

SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Intangible assets, all with finite lives that are being amortized, as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30, 2004	December 31, 2003
Intellectual property	$1,250	$1,125
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(1,557)	(1,169)

Total Intangible Assets	$1,743	$2,006

The following is the amortization period for our intangible assets: Intellectual property — 5 years; other intangibles — 5 years; trademarks — 10 years.

(8) INCOME TAXES

The Company’s tax rate is based on projections of our annual domestic and foreign operating results. As a result of revisions made to the projections, the third quarter and nine months ended September 30, 2004 were adversely affected by effective tax rates of 59% and 47.2%, respectively. These rates are higher than the U.S. federal statutory rates due to our inability to utilize tax losses in foreign jurisdictions.

(9) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on June 25, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.75% at September 30, 2004) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at September 30, 2004 were $17.3 million. Available borrowings under the line of credit at September 30, 2004 were $141.3 million, and no amounts were outstanding at September 30, 2004 and December 31, 2003. The Company pays an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined: that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; contains a tangible net worth requirement as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts; hence the financial covenants were not applicable at September 30, 2004.

(10) LITIGATION

On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted in both class actions and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability, and does not believe that an adverse result would have a material effect on Skechers’ consolidated financial position or results of operations.

On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. SKECHERS moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted SKECHERS motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. SKECHERS has moved to dismiss the first amended consolidated complaint and the motion is set for hearing on December 6, 2004. Discovery has not commenced. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code § 25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. Discovery has not yet commenced and is stayed for the present time. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On July 7, 2004, a class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability and does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

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

(11) STOCKHOLDERS’ EQUITY

During the three and nine months ended September 30, 2004, certain Class B stockholders converted 500,000 and 1,615,372 shares of Class B common stock into an equivalent number of Class A common stock, respectively.

(12) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

The Company’s reportable business segments and respective accounting policies of the segments are the same as described in Note 2. The Company has three reportable segments – domestic wholesale, international wholesale and retail, which includes both domestic and international retail operations, which require disclosure under SFAS No. 131. The company includes its e-commerce sales and other miscellaneous sales in the all other segment. Management evaluates segment performance based primarily on net sales and gross profit.

All costs and expenses of the Company are analyzed on an aggregate basis and these costs are not allocated to the Company’s segments. Net sales and gross margins for the domestic wholesale, international wholesale, and retail segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net sales
Domestic wholesale	$161,261	$150,874	$460,656	$456,943
International wholesale	48,031	29,935	121,065	94,938
Retail	46,621	39,718	127,977	103,375
All other	1,745	1,294	4,152	4,436

Total	$257,658	$221,821	$713,850	$659,692

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Gross Profit
Domestic wholesale	$59,540	$43,646	$171,777	$157,105
International wholesale	16,597	10,110	41,938	36,393
Retail	27,644	24,162	73,904	62,632
All other	810	720	2,102	2,421

Total	$104,591	$78,638	$289,721	$258,551

	September 30,	December 31,
	2004	2003
Identifiable Assets
Domestic wholesale	$370,057	$315,375
International wholesale	84,472	78,359
Retail	61,142	71,574
All other	1,029	1,225

Total	$516,700	$466,533

Geographic Information

The following summarizes our operations in different geographic areas for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net Sales (1)
North America (2)	$210,308	$192,536	$594,498	$563,575
Europe	47,350	29,285	119,352	96,117

Total	$257,658	$221,821	$713,850	$659,692

	September 30,	December 31,
	2004	2003
Identifiable Assets
North America (2)	$428,412	$380,930
Europe	88,288	85,603

Total	$516,700	$466,533

(1) The Company has subsidiaries in the United Kingdom, France, Germany, Spain, Italy, Canada, and the Netherlands, who generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland, which generates net sales to that region, in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2) The Company’s North American operations are in the United States and Canada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our company’s Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our company’s revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our company’s actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

The risks and uncertainties are detailed from time to time in reports filed by our company with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school or holiday selling seasons; the inability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage or forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents, and other intellectual property; the loss of significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with electrical shortages or work stoppages that may lead to production delays; increased costs of freight and transportation to meet delivery deadlines; business disruptions due to energy shortages or natural disasters such as an earthquake due to the location of our domestic warehouse, headquarters and a substantial number of our retail stores; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with recent legislation including the Sarbanes-Oxley Act of 2002; and other factors referenced or incorporated by reference in this report and other reports.

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

FINANCIAL OVERVIEW

We have three reportable segments – domestic wholesale sales, international sales, and retail sales, which includes domestic and international retail. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Domestic wholesale segment net sales comprised 64.5% and 69.3% of total sales for the nine months ended September 30, 2004 and 2003, respectively.

Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. The line item cost of sales, includes the cost of footwear purchased from our manufacturers, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers fees, and storage costs. As such, our gross margins may not be comparable to some of our competitors since we include expenses related to our distribution network in the line item general and administrative expenses, whereas some of our competitors may include expenses of this type in the line item cost of sales.

Selling expenses. The selling expense line item consists primarily of the following accounts — sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with producing and distributing our catalogs.

General and administrative expenses. The general and administrative line item consists primarily of the following accounts — salaries, wages and related taxes and various overhead costs associated with our corporate staff, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, amongst other expenses. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $19.5 million and $17.4 million for the three months ended September 30, 2004 and 2003, respectively, and $53.5 million and $47.7 million for the nine months ended September 30, 2004 and 2003, respectively. Our distribution network related costs are included in general and administrative expenses and are not allocated to segments.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations as a percentage of net sales:

	Three-Months Ended September 30,				Nine- -Months Ended September 30,
	2004		2003		2004		2003
Net sales	$257,658	100.0%	$221,821	100.0%	$713,850	100.0%	$659,692	100.0%
Cost of sales	153,067	59.4	143,183	64.5	424,129	59.4	401,141	60.8

Gross profit	104,591	40.6	78,638	35.5	289,721	40.6	258,551	39.2
Royalty income, net	1,073	0.4	1,404	0.6	3,546	0.5	2,129	0.3

	105,664	41.0	80,042	36.1	293,267	41.1	260,680	39.5

Operating expenses:
Selling	24,139	9.4	20,626	9.3	60,968	8.5	67,084	10.2
General and administrative	64,576	25.1	63,488	28.6	184,897	25.9	181,647	27.5

	88,715	34.5	84,114	37.9	245,865	34.4	248,731	37.7

Earnings (loss) from operations	16,949	6.5	(4,072)	(1.8)	47,402	6.7	11,949	1.8
Interest expense, net	(1,986)	(0.8)	(2,136)	(1.0)	(6,295)	(0.9)	(6,671)	(1.0)
Other, net	(248)	—	(87)	—	(530)	(0.1)	(437)	—

Earnings (loss) before income taxes	14,715	5.7	(6,295)	(2.8)	40,577	5.7	4,841	0.8
Income taxes	8,678	3.4	(435)	(0.2)	19,152	2.7	4,365	0.7

Net earnings (loss)	$6,037	2.3%	$(5,860)	(2.6)%	$21,425	3.0%	$476	0.1%

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

Net sales for the three months ended September 30, 2004 were $257.7 million, an increase of $35.9 million or 16.2% over net sales of $221.8 million for the three months ended September 30, 2003. The increase in net sales was primarily due to acceptance of our new designs and styles of our in-season product, growth within the retail segment from both new store additions and positive comparative (comp) store sales increases (stores opened for at least one year), and sales increases from our subsidiaries in Canada, United Kingdom and Spain. Our domestic wholesale segment increased to $161.3 million during the three months ended September 30, 2004, from $150.9 million for the three months ended September 30, 2003. The average selling price per pair within the domestic wholesale segment increased to $19.57 per pair during the three months ended September 30, 2004, a 15.8% increase from $16.90 per pair in the same period last year. The increase in the average selling price per pair came on an 8.0% reduction in unit sales volume to 8.2 million pairs in the three months ended September 30, 2004 compared to 8.9 million pairs in the same period last year. The increase in average selling price per pair and the decrease in unit sales volume were due to the reduced level of markdown and closeout merchandise in 2004, when compared to 2003, when we were focused on reducing our inventory levels.

Our retail segment sales increased $6.9 million to $46.6 million for the three months ended September 30, 2004, a 17.4% increase over sales of $39.7 million for the same period in 2003. The increase in retail sales was due to the increase in new stores and positive comp store sales. Since September 30, 2003, we have opened net six new domestic stores which contributed $2.6 million in net sales and one international store, which contributed $0.3 million in net sales. Of our new store additions, three were outlet stores and four were warehouse stores, which tend to have higher average sales per store than our concept stores. In addition, for the three months ended September 30, 2004, we realized positive comp store sales increases in many of our domestic and international retail stores.

We currently operate 125 domestic and international retail stores and believe that we have a presence in most major markets, as such, we currently have plans for only four domestic retail stores in 2004, the last of which was opened in July 2004. We currently have no plans to open any international retail stores in 2004. Comparatively, we opened 31 retail stores in 2003.

Our international wholesale segment sales were $48.0 million for the three months ended September 30, 2004, compared to $29.9 million for the three months ended September 30, 2003. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. The increase in international wholesale sales was due to increased distributor and direct subsidiary sales. Our distributor sales increased to $24.5 million for the three months ended September 30, 2004 compared to $15.6 million for the three months ended September 30, 2003. This was primarily due to increased sales into Australia, Panama and Russia. Our direct sales increased 64.6% to $23.7 million compared to $14.4 million for the three months ended September 30, 2003. The increase in direct sales was primarily due to increased sales into United Kingdom, Italy, Germany and Spain, offset by decreased sales into France.

We have recently rolled out our new marketing campaigns, “We Put the S in Action” (worldwide campaign) and the Christina Aguilera “Naughty and Nice” (international campaign) and believe that these campaigns and the anticipated international acceptance of our new styles should generate additional demand for our products internationally.

During the three months ended September 30, 2004, we recognized net licensing royalties of $1.1 million compared to $1.4 million during the three months ended September 30, 2003. The decrease in licensing royalties is primarily the result of increased royalty payments made by us of $0.7 million associated with our licensing agreement for our Marc Ecko line. During 2003, we entered into various domestic and international licensing agreements. These new licensing arrangements have been in the development stage, and we anticipate that many of these licensed products will be available at retail for the holiday selling season this year.

We currently anticipate that net sales for the fourth quarter ended December 31, 2004, will be between $175-185 million.

Gross Profit

Gross profit for the three months ended September 30, 2004 was $104.6 million compared to $78.6 million for the three months ended September 30, 2003. Gross profit as a percentage of sales was 40.6% for the three months ended September 30, 2004, compared to 35.5% for the same three months in 2003. The margin increase was the result of the increase in domestic wholesale margins, which increased to 36.9% from 28.9% and retail sales, which have higher gross margins, becoming a larger portion of consolidated sales. The domestic wholesale margin increase was primarily due to the significantly lower volume of markdown merchandise, lower sales allowances, and a lower volume of close out product to discounters, all of which were driven by our significantly higher levels of inventory in 2003. In addition, we realized higher margins within our Men’s and Women’s Sport line, Women’s Active and our Girls lines this year compared to last year.

Gross profit for our retail segment increased 14.4% to $27.6 million for the three months ended September 30, 2004 compared to $24.2 million for the three months ended September 30, 2003. The increase in gross profit was due to the increase in new stores and positive comp store sales. Gross profit as a percent of sales was 59.3% for the three months ended September 30, 2004, compared to 60.8% for the three months ended September 30, 2003. The decrease in margins for the three months ended September 30, 2004, when compared to the same period in 2003, were primarily due to a larger portion of our retail sales coming from our outlet and warehouse stores, which experienced both positive comp store sales increases and new stores openings. The decrease in margins was due to increased promotional price activity within those store formats in 2004 when compared to 2003.

Gross profit for our international wholesale segment for the three months ended September 30, 2004 was $16.6 million compared to $10.1 million for the same period in 2003. Gross profit as a percentage of net sales was 34.6% for the three months ended September 30, 2004 compared to 33.8% for the same period in 2003. We believe the increase in margin was due to a broader acceptance of our new styles through our direct sales channels, an increased percentage of direct sales through our subsidiaries and a lower volume of closeout product to discounters.

During the three months ended September 30, 2004, our third party manufacturers located in China notified us of electrical shortages which has caused them, in some cases, to shut down production at least one day a week. For production orders that are outstanding with firm delivery dates and that do not ship in time to meet our delivery requirements, the manufacturer has paid the costs to overnight product to our distribution centers. These electrical shortages may extend the production time necessary to produce our orders, and there may be circumstances where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges. We are currently unable to determine the extent, if any, of any adverse margin impact we may realize as a result of air freighting product to customers. Premium freight charges incurred during the three months ended September 30, 2004 were not significant.

In addition, we currently believe that margins for the fourth quarter ended December 31, 2004 will also be in the range of 40%.

Selling Expenses

Selling expenses increased by 17.0% to $24.1 million for the three months ended September 30, 2004, from $20.6 million for the same period last year. As a percentage of sales, selling expenses were 9.4% and 9.3% for the three months ended September 30, 2004 and 2003, respectively. The increase in selling expenses was primarily due to increased media advertising expenses of $0.2 million and increased trade show and catalog expenses of $2.2 million as well as increased sales commissions and sales representative samples of $1.1 million.

We currently anticipate that advertising and tradeshow expenses for the fourth quarter ending December 31, 2004 will be lower than those incurred during the third quarter ended September 30, 2004. Trade show expenses for the fourth quarter ending December 31, 2004 will be less than the quarter ending September 30, 2004 because the Company’s largest tradeshows, WSA in Las Vegas, Nevada and GDS in Germany, take place during the third quarter. We expect advertising expenses to be between $8 and $10 million for the quarter ending December 31, 2004.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2004 were $64.6 million, an increase of $1.1 million or 1.7%, compared to $63.5 million for the three months ended September 30, 2003. General and administrative expenses as a percent of sales decreased to 25.1% from 28.6% for the three months ended September 30, 2003. The increase in general and administrative expenses was primarily due to increased salaries and wages of $0.6 million, increased warehouse and distribution costs of $0.6 million and an increase in bad debt reserves of $1.2 million, which were partially offset by lower professional fees of $1.1 million.

During 2003, we continued our wholesale and retail expansion strategies, as we added three subsidiaries and net 29 retail stores. We currently believe that we have established our presence in most major retail markets. As such, we currently feel that we are now able to curtail our retail expansion, and therefore, we opened only four domestic, and no international, retail stores in 2004. The last of which opened in July of 2004. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently do not anticipate entering any new international markets in 2004. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer, and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product.

Other Income (Expense)

Net interest expense was $2.0 million for the three months ended September 30, 2004 compared to $2.1 million for the same period in 2003. The reduction in interest expense is due to the amortized reduction of our long-term debt and capital leases.

Income Taxes

The effective tax rate for the three months ended September 30, 2004 was 59% compared to a tax benefit of 6.9% for three months ended September 30, 2003. Our tax rate is based on projections of our annual domestic and foreign operating results. As a result of the revisions made to the projections, the third quarter ended September 30, 2004 was adversely affected by an effective tax rate of 59%. The September 30, 2004 rate is higher than the U.S. federal statutory rates due to our inability to utilize tax losses in foreign jurisdictions. We are currently revaluating our existing tax structure for fiscal 2005 and beyond in order to avoid volatility and to lower our overall tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

Net sales for the nine months ended September 30, 2004 were $713.9 million, an increase of $54.2 million or 8.2% over net sales of $659.7 million for the nine months ended September 30, 2003. The increase in net sales was due to increased sales within our retail segment and increased international sales in the United Kingdom, Germany and Canada. Our domestic wholesale segment increased 0.8% or $3.8 million to $460.7 million compared to $456.9 million for the nine months ended September 30, 2003. The increase in domestic wholesale segment net sales came on a 5.0% unit sales volume decrease to 25.6 million pairs from 26.9 million pairs for the nine months ended September 30, 2003. Our average selling price per pair increased 6.1% to $18.02 from $16.98 for the nine months ended September 30, 2003. The increase in average selling price per pair and the decrease in unit sales volume were due to the reduced level of markdown and closeout merchandise in 2004, when compared to 2003, when we were focused on reducing our inventory levels.

Our retail segment sales for the nine months ended September 30, 2004 increased 23.8% to $128.0 million compared to $103.4 million for the same period last year. The increase in retail segment sales was due to the addition of new stores and positive comp store sales. Since September 30, 2003, we have opened net six new domestic stores which contributed $6.4 million in net sales and one international store, which contributed $0.8 million in net sales.

Our international wholesale segment sales for the nine months ended September 30, 2004 increased 27.5% to $121.1 million compared to $94.9 million for the same nine months in 2003. We realized increases in both our direct sales, which increased 37.1% and our distributor sales, which increased 18.7%. The significant increase in direct sales was due to increased sales in the United Kingdom, Italy, Germany, and Canada, offset by decreased sales in France.

During the nine months ended September 30, 2004, we recognized net licensing royalties of $3.5 million compared to $2.1 million during the nine months ended September 30, 2003. The increase in licensing royalties is primarily the result of royalties associated with our licensing agreement for Skechers kids’ apparel with Kids’ Headquarters, which launched during the back to school selling season in 2003. During 2003, we entered into various domestic and international licensing agreements. These new licensing arrangements have been in the development stage, and we anticipate that many of these licensed products will be available at retail for the holiday selling season this year.

Gross Profit

Gross profit for the nine months ended September 30, 2004 was $289.7 million compared to $258.6 million for the nine months ended September 30, 2003. Gross profit as a percentage of net sales for the nine months ended September 30, 2004 was 40.6% compared to 39.2% for the same period last year. The increase in margin for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003, was primarily due to increased margins within our domestic wholesale segment. Our domestic wholesale segment margins in 2004 were 37.3%, which were above last year’s margins of 34.4% for the nine months ended September 30, 2003. The domestic wholesale margin increase was primarily due to the significantly lower volume of markdown merchandise, lower sales allowances and a lower volume of closeout product to discounters, all of which were driven by our significantly higher levels of inventory in 2003. In addition, we realized higher margins in our Women’s Sport line and our Girls lines this year compared to last year.

Gross profit for our retail segment increased 18.0% to $73.9 million for the nine months ended September 30, 2004 compared to $62.6 million for the nine months ended September 30, 2003. The increase in gross profit was due to the increase in new stores and positive comp store sales. Gross profit as a percentage of sales was 57.7% for the nine months ended September 30, 2004, compared to 60.6% for the same period in 2003. The decrease in margins for the nine months ended September 30, 2004, when compared to the same period in 2003, were primarily due to a larger portion of our retail sales coming from our outlet and warehouse stores, which experienced both positive comp store sales increases and new stores openings. The decrease in margins was due to increased promotional price activity within those store formats in 2004 when compared to 2003.

Gross profit for our international wholesale segment for the nine months ended September 30, 2004 was $41.9 million compared to $36.4 million for the same period in 2003. Gross profit as a percentage of sales was 34.6% for the nine months ended September 30, 2004, compared to 38.3% for the same period in 2003. The decrease in margins was primarily due to reduced margins within our direct sales channels as well as our distributor channels. The decrease in our direct sales channel was due to price concessions made in July 2003, which have not been re-adjusted.

Selling Expenses

Selling expenses for the nine months ended September 30, 2004 were $61.0 million compared to $67.1 million for the nine months ended September 30, 2003. Selling expenses as a percent of sales were 8.5% for the nine months ended September 30, 2004 compared to 10.2% for the same period in 2003. The decrease in selling expenses was primarily due to decreased advertising, which declined to 4.6% of sales or $32.9 million in 2004 compared to 6.7% of sales or $44.0 million for the nine months ended September 30, 2003. Advertising expense reductions were made across various medias including trade print, television, and radio, which totaled $11.1 million. Decreased advertising expenses were offset by increased tradeshow expenses of $1.2 million, sales commissions of $1.6 million and sales representatives samples expense of $3.5 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2004 were $184.9 million compared to $181.6 million for the nine months ended September 30, 2003. General and administrative expenses as a percent of sales were 25.9% in 2004 compared to 27.5% for the nine months ended September 30, 2003. The increase in general and administrative expenses was due to increased salaries and wages of $3.6 million, an increase in bad debt reserves of $3.4 million and rent of $2.1 million, which were partially offset by decreased professional fees of $3.8 million, decreased temporary help of $1.4 million and decreased travel costs of $1.1 million.

Other Income (Expense)

Net interest expense was $6.3 million for the nine months ended September 30, 2004 compared to $6.7 million for the same period in 2003. The reduction in interest expense is due to the amortized reduction of our long-term debt and capital leases.

Income Taxes

The effective tax rate for the nine months ended September 30, 2004 was 47.2% compared to an effective tax rate of 90.2% for the nine months ended September 30, 2003. Our tax rate is based on projections of our annual domestic and foreign operating results. As a result of revisions made to the projections, the nine month period ended September 30, 2004 was adversely affected by effective tax rate of 47.2%. The September 30, 2004 rate is higher than the U.S. federal statutory rates due to our inability to utilize tax losses in foreign jurisdictions. We are currently revaluating our existing tax structure for fiscal 2005 and beyond in order to avoid volatility and to lower our overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2004 was $305.3 million, an increase of $30.1 million from working capital of $275.1 million at December 31, 2003. Cash and cash equivalents at September 30, 2004 were $132.5 million compared to $113.5 million at December 31, 2003. The increase in cash and cash equivalents was the result of increased operating cash flows due to the increase in net earnings in 2004 when compared to 2003, increased accounts payable balances from the back to school season, and significant decrease in capital expenditures due to our curtailed expansion activities within our retail and international distribution channels, and an increase in cash provided by the exercise of stock options.

During the nine months ended September 30, 2004, our operating activities generated $29.2 million in net cash compared to cash used in operating activities of $22.6 million for the nine months ended September 30, 2003. The significant improvement in our operating cash flows for the nine months ended September 30, 2004, when compared to the same period in 2003, was the result of increased earnings and increased accounts payable balances.

Net cash used in investing activities was $15.0 million for the nine months ended September 30, 2004, compared to $21.4 million during the nine months ended September 30, 2003. During the quarter ended September 30, 2004, we completed the purchase of our corporate headquarters and administrative offices located at 228 Manhattan Beach Boulevard, Manhattan Beach, California. We paid $11.0 million cash for the property, which consists of a 3-story building of approximately 28,000 square feet.

The reduction in capital expenditures in 2004 was primarily due to the decrease in the number of new store openings. As we currently have 125 retail stores worldwide, we feel that we have a presence in most major markets and therefore currently have plans for four retail stores in 2004, all of which have been opened to date. The reduction in capital expenditures is also reflective of our reduced international expansion activities. We currently believe that we have entered the most preferred international regions for our business, as such, we currently do not anticipate entering any new international markets in 2004. As such, we currently anticipate that our capital expenditures for fiscal 2004 will be approximately $15-$17 million.

We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows or through our $150.0 million line of credit facility, which had no outstanding borrowings at September 30, 2004 and December 31, 2003.

Net cash provided by financing activities was $4.7 million during the nine months ended September 30, 2004, compared to net cash used in financing activities of $0.6 million during the same period in 2003. The increase in cash provided by financing activities was due to increased cash provided from the exercise of stock options, offset by a larger repayment of our long-term debt, when compared to 2003.

In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A Common Stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future senior debt. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness. The indenture provides for various non-financial covenants and cross default provisions, as defined in the agreement, which we were in compliance with at September 30, 2004. Net proceeds from the sale of the notes were $86.2 million. The refinancing of our short-term borrowings with long-term capital was done to provide us with long-term debt to provide for the future growth of the business.

In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have additional long-term debt of $26.9 million outstanding at September 30, 2004. This long-term debt consists of the following at September 30, 2004:

•	Note payable for $7.6 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $10.3 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $7.4 million for material handling equipment at one of our U.S. distribution center warehouses, which is secured by the equipment.

•	Capital lease liability for $1.6 million for material handling equipment at our European distribution center, which is secured by the equipment.

Some of the above debt agreements may contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At September 30, 2004 we were in compliance with all of the covenants related to our long-term debt.

We have available a secured line of credit, as amended on December 31, 2003, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (4.75% at September 30, 2004) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at September 30, 2004 were $17.3 million. Available borrowings under the line of credit at September 30, 2004 were $141.3 million and no amounts were outstanding at September 30, 2004 and December 31, 2003. We pay an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined; that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts, hence the financial covenants were not applicable at September 30, 2004.

We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through fiscal 2005. However, in connection with our current strategies, we may incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Disclosure about Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments as of September 30, 2004:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term obligations (1)	$102,150	$4,050	$98,100	—	—
Other long term debt	28,215	1,783	3,567	$3,567	$19,298
Capital lease obligations	10,514	3,068	7,442	4	—
Operating lease obligations (2)	221,951	30,979	83,393	43,348	64,231
Purchase obligations (3)	17,253	17,253	—	—	—
Financed insurance premiums	3,479	3,479

	$383,562	$60,612	$192,502	$46,919	$83,529

(1)	Long-term obligations consists of our 4.50% convertible notes due April 15, 2007, and related interest payments due in April and October of each year, unless converted into our Class A common stock as provided for in the indenture agreement.

(2)	Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices, and distribution centers. Payments for these leases are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at September 30, 2004.

     We account for our operating leases as follows:

(a)	Step rent provisions and escalation clauses are taken into account in computing our minimum lease payments and the minimum lease payments are recognized on a straight-line basis over the minimum lease term. Subsequent adjustments to our lease payments due to changes in an existing index, usually the consumer price index, are typically included in our calculation of the minimum lease term.

(b)	Lease concessions, typically free rent periods, are considered in the calculation of our minimum lease payments for the minimum lease term. Capital improvement funding received from the landlord is recorded as a reduction on the balance sheet line item property, plant and equipment and amortized over the remaining minimum lease term.

(3)	Represents outstanding letters credit of $17.3 million, which are presentable primarily on shipment of product from our third party contract manufacturers or delivery of product to our distributors freight forwarders.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates are affected by more significant judgments used in the preparation of our consolidated financial statements: revenue recognition, promotional items, valuation allowances, inventory reserves, valuation of intangible and long-lived assets, litigation reserves, valuations of deferred income taxes, and cooperative arrangements.

Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. The significant portion of our revenue is recognized upon shipment of footwear. Domestically, goods are shipped directly from our domestic distribution center in Ontario, California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For our international wholesale accounts, product is shipped direct from our distribution center in Liege, Belgium, and revenue is recognized upon shipment from the distribution center. For our distributor sales, the goods are delivered directly from the independent factories to our distributors freight forwarders on a Free Named Carrier (FCA) basis and revenue is recognized upon receipt of a freight cargo receipt. In all of the above cases, each of the following has been met prior to revenue recognition: title has passed, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue is earned (i.e. as licensed sales are reported to the company). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

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

Allowance for bad debts, returns, and customer chargebacks. We insure selected customer account balances both greater than $200,000 and accepted by the insurance company should our customer not pay. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay, and disputed and returned items. We offer normal trade discounts to our customers. On occasion we offer our wholesale accounts sales discounts based on various promotional programs, such as trade-show promotions, product line discounts, and futures discounts. All sales are booked net of discount and are recorded at the time of revenue recognition. All customer returns must have a return authorization number, once the product is returned and processed, we issue a credit to the customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last three months. This percentage is based on our historical loss rate. A 1% change in this rate would not have a significant impact on our results of operations. Gross trade accounts receivable balance was $135.4 million and the allowance for bad debts, returns, and customer chargebacks was $7.8 million at September 30, 2004.

Inventory reserves. Inventories are stated at lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales, and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At September 30, 2004, our gross inventory value was $149.2 million, and our inventory reserve was $1.3 million.

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

Valuation of deferred income taxes. We record a valuation allowance, when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for an valuation allowance.

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

Foreign Currency Translation. Skechers international operations generally use their respective local currencies as their functional currency. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), revenues and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which such revenues and expenses occur. International subsidiaries that use their local currency as their functional currency translate their assets and liabilities using current rates of exchange at the balance sheet date. The resulting translation gains and losses for such subsidiaries are included within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. One international subsidiary has a functional currency of the U.S. dollar. Resulting translation gain and losses from this subsidiary are included in the determination of net earnings.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2003 and 2004, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

WE DEPEND UPON A RELATIVELY SMALL GROUP OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES.

Net sales to our five largest customers accounted for approximately 23.3% and 24.5% of total net sales for the three months ended September 30, 2004 and 2003 respectively. Net sales to our five largest customers accounted for approximately 26.9% and 27.5% of total net sales for the nine months ended September 30, 2004 and 2003 respectively. No one customer accounted for 10.0% or more of our net sales for the three or nine months ended September 30, 2004. As of September 30, 2004, no customer accounted for more than 10% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivables of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer, or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

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

WE RELY ON INDEPENDENT CONTRACT MANUFACTURERS AND, AS A RESULT, ARE EXPOSED TO POTENTIAL DISRUPTIONS IN PRODUCT SUPPLY.

     Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2004, the top four manufacturers of our manufactured products produced approximately 55.0% of our total purchases and two manufactures each accounted for approximately 27.4% and 11.0% of total purchases. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

     A substantial portion of our operations are located in California, including 38 of our retail stores, our headquarters in Manhattan Beach and our domestic distribution center in Ontario. Because California has and may in the future experience energy and electricity shortages, we may be subject to increased operating costs as a result of higher electricity and energy rates and may be subject to rolling blackouts which could interrupt our business. Any such impact could be material and adversely affect our profitability. In addition, because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

ONE PRINCIPAL STOCKHOLDER IS ABLE TO CONTROL SUBSTANTIALLY ALL MATTERS REQUIRING A VOTE OF OUR STOCKHOLDERS AND HIS INTERESTS MAY DIFFER FROM THE INTERESTS OF OUR OTHER STOCKHOLDERS.

As of November 2, 2004, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 74.1% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of November 2, 2004, Mr. Greenberg held approximately 65.6% of the aggregate number of votes eligible to be cast by our stockholders and together with shares held by other members of his immediate family held approximately 88.6% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we have identified what might be deemed to be potential control deficiencies and have established a process to investigate and, as appropriate, remediate such matters before the end of our fiscal year. While we do not believe that any of these issues constitute a material weakness, this is the first year of implementation of Section 404 and the compliance standards are not fully known. We like all other public companies are incurring additional expenses and management’s time in a effort to comply with Section 404. Although we have made this project a top priority for our company we cannot provide any assurances that all potential control deficiencies identified will be remediated before the end of our fiscal year or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

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

     Interest rate fluctuations. At September 30, 2004, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

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

     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. During the nine months ended September 30, 2004 and 2003, the fluctuation of foreign currencies resulted in cumulative foreign currency translation gains of $443,000 and $2,246,000, respectively, that are deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. A 2% reduction in each of these exchange rates at September 30, 2004 would have reduced the values of our net investments by approximately $1,766,000.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, (the “Evaluation Date”) Skechers carried out an evaluation, under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective in timely alerting them to material information related to our company that is required to be included in Skechers annual and periodic SEC filings.

(b)	Changes in internal controls

Although there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, we are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2004. This effort includes internal control documentation and review under the direction of senior management. During the course of these activities, we have identified certain internal control issues which management believed need to be improved. These control issues are, in large part, the result of our increased size and need for segregation of duties. The review has not identified any material weakness in internal control as defined by the Public Company Accounting and Oversight Board. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts and will continue to so. These improvements include formalization of policies and procedures, improved segregation of duties, and additional monitoring controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted in both class actions and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability, and does not believe that an adverse result would have a material effect on Skechers’ consolidated financial position or results of operations.

On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the

United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. SKECHERS moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted SKECHERS motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. SKECHERS has moved to dismiss the first amended consolidated complaint and the motion is set for hearing on December 6, 2004. Discovery has not commenced. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code § 25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. Discovery has not yet commenced and is stayed for the present time. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend against the claims.

On July 7, 2004, a class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. While it is too early in the litigation to predict the outcome of the claims against Skechers, Skechers believes that it has meritorious defenses to the claims asserted and intends to defend against those claims vigorously. Further, Skechers is unable to determine the extent, if any, of any liability and does not believe that an adverse result would have a material effect on Skechers’ financial position or results of operations.

Skechers occasionally becomes involved in litigation arising from the normal course of business and we are unable to determine the extent of any liability that may arise. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on our company’s consolidated financial statements or results of operations.

We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently party to any legal proceedings nor aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed as part of this report:

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of the Company, and the Chief Financial Officer of the Company pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b) Reports on Form 8-K:

The Registrant filed two current reports on Form 8-K during the three months ended September 30, 2004.

On July 22, 2004, pursuant to Item 12 — Results of Operations and Financial Condition. The Registrant’s issued a press release announcing of its results of operations and financial condition for the three months and six months ended June 30, 2004.

On September 3, 2004, pursuant to Item 8 — Other Events. The Registrant issued a press release announcing, pursuant to a purchase agreement entered into on July 27, 2004, Skechers U.S.A., Inc. consummated the purchase of its corporate headquarters and administrative offices located at 228 Manhattan Beach Boulevard, Manhattan Beach, California. The Registrant paid $11.0 million cash for the property, which consists of a 3-story building of approximately 28,000 square feet.

The Registrant also filed one current report on Form 8-K subsequent to September 30, 2004.

On October 27, 2004, pursuant to Item 2.02 — Results of Operations and Financial Condition. The Registrant’s issued a press release announcing of its results of operations and financial condition for the three months and nine months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8 , 2004		SKECHERS, U.S.A., INC.

	By:	/S/ DAVID WEINBERG

David Weinberg
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)