Form 10-K
period 2004-12-31
SKECHERS USA INC
filed 2005-03-16
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-14429

SKECHERS U.S.A., INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4376145 (I.R.S. Employer Identification No.)

228 Manhattan Beach Blvd., Manhattan Beach, California (Address of Principal Executive Offices)	90266 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 318-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $0.001 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes  ☑  No  ☐

As of June 30, 2004, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $304 million based upon the closing price of $13.00 of the Class A Common Stock on the New York Stock Exchange on such date.

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MARCH 1, 2005: 22,421,456.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MARCH 1, 2005: 17,011,189.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2005 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2005 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “likely,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our company’s actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

     Risk factors include, but are not limited to the following: international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with electrical shortages or work stoppages that may lead to production delays; increased costs of freight and transportation to meet delivery deadlines; business disruptions due to energy shortages or natural disasters such as an earthquake due to the location of our domestic warehouse, headquarters and a substantial number of our retail stores; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with recent corporate governance legislation including the Sarbanes-Oxley Act of 2002; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in this report and other reports filed with the Securities and Exchange Commission (the “SEC”).

     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

PART I

ITEM 1. BUSINESS

     We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Throughout this report, we refer to Skechers U.S.A., Inc., a Delaware corporation, and its consolidated subsidiaries as “we,” “us,” “our,” “our company” and “Skechers” unless otherwise indicated. Our Internet website address is www.skechers.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can learn more about us by reviewing such filings on our website or at the SEC’s website at www.sec.gov.

GENERAL

     We design and market Skechers-branded contemporary footwear for men, women and children under seven individual brand names. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer four fashion brands that target high-end, designer and urban-focused footwear for men, women and children branded and marketed separately from Skechers that appeal to specific audiences. These brands are sold through department stores, specialty stores, athletic retailers, and boutiques as well as our e-commerce website and our own retail stores. We operate 36 concept stores, 46 factory outlet stores and 32 warehouse outlet stores in the United States, and ten concept stores and one warehouse store internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skecher’s brand through our strong product lines, licensed apparel and accessories, innovative advertising and diversified distribution channels.

     We seek to offer consumers a vast array of fashionable footwear that satisfies their active, casual, dress casual and dress footwear needs. Our product offerings are organized into seven brands that collectively represent 17 distinct collections. Our core consumers are style-conscious 12- to 24-year-old men and women attracted to our youthful brand image and fashion forward designs. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic. In 2004, we broadened our customer base by introducing several fashion lines: the automotive-inspired 310 Motoring Footwear for men and boys; the street-inspired Rhino Unltd. for men and boys and its counterpart, Rhino Red, for women and girls; and Michelle K Girl, the children’s line inspired by our designer line Michelle K.

     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted the Skechers brand through a comprehensive marketing campaign. In 2004, we developed men’s and women’s image-intensive lifestyle print ads for the domestic and international markets that incorporated several of our lines. As part of our international strategy, we launched a new series of print ads with celebrity Christina Aguilera that featured the global superstar twice in each ad, showcasing additional products from our collection. For children, we launched a new animated television spot that targets children in the imagery, music and product, and this spot is shown on Nickelodeon and other networks heavily viewed by children. We developed print ads for our Mark Nason, Michelle K, Michelle K Sport and 310 Motoring lines, while also supporting 310 Motoring as well as our Skechers Work line with short television spots on ESPN. Our Rhino footwear lines are supported through print ads developed by Marc Ecko for the apparel lines Ecko Unltd. and Ecko Red. Our strategy continues to focus on print advertisements in targeted publications such as GQ, Lucky, Details, Seventeen, Maxim, People, Teen People, Teen Vogue, Slam, Cargo and many others.

SKECHERS BRANDS

     Since we introduced our first Skechers-branded line, Skechers USA Sport Utility Footwear, in December 1992, we have expanded our product offering and grown our net sales while substantially increasing the breadth and penetration of our account base. Each of our seven Skechers-branded product lines benefits from the Skechers reputation for contemporary and progressive styling, quality, comfort and affordability. Our four product lines that are not branded with the Skechers name benefit from our marketing support, quality management and expertise. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated sales and design teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.

     Skechers USA. Our Skechers USA category for men and women includes five types of footwear: (i) Casuals and Classics, (ii) Dress Casuals (for men only), (iii) Comfort (for men only), (iv) Outdoor (for men only) and (v) Sport Fusion (for men only).

•	For men, the Casuals category includes “black and brown” boots and shoes that generally have a rugged urban design — some with industrial-inspired fashion features. This category is defined by the heavy-lugged outsole and value-oriented materials employed in the uppers. Also in this grouping is the Classics category of boots and shoes, which are marked by softer outsoles constructed of polyvinyl carbon (PVC). For women, the Casuals category includes basic “black and brown” oxfords and slip-ons, as well as our classic lug outsole boots, but also has a growing collection of more stylized sandals, boots and shoes that may include shearling or faux fur lining or trim, or in general are more trend-influenced. We design and price both the men’s and women’s categories to appeal primarily to young persons with broad acceptance across age groups. Suggested retail price points range from $45.00 to $100.00 for men and $25.00 to $115.00 for women.

•	The Dress Casuals category is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but still utilize the heavy-lugged outsole and value-oriented materials. This category is designed and priced for young men seeking their first work or evening shoe. Suggested retail price points range from $50.00 to $65.00 for this category.

•	Skechers Comfort is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. As a significant category of Skechers USA, we market and package the Skechers Comfort styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear. Skechers Comfort is intended to be available in many of the same stores that carry Skechers USA as well as additional mid-tier and better department stores. Suggested retail price points range from $50.00 to $65.00 for this category.

•	Our Outdoor styles for men primarily consist of hiker-influenced constructions that include boots and shoes. While this category includes many technical performance features, we market this category of footwear primarily on the basis of style and comfort. Outsoles generally consist of molded and contoured hardened rubber. Many designs include gussetted tongues to prevent penetration of water and debris, cushioned mid-soles, motion control devices such as heel cups, water-resistant or water-proof construction and materials; and more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers. As a significant category of Skechers USA, we market and package the Outdoor styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear. Outdoor is intended to be available in mid-tier and better department stores as well as specialty shops. Suggested retail price points range from $45.00 to $60.00 for this category.

•	New for 2004, our men’s Sport Fusion line is comprised of low-profile, sport-influenced Euro casuals. The uppers are primarily leather or nubuck, but may also include mesh. The line is targeted to trend-conscious young men and available in mid-tier and better department stores as well as specialty shops. Suggested retail price points range from $55.00 to $60.00 for this category.

     Skechers Sport. Our Skechers Sport footwear for men and women includes: (i) Joggers, Trail runners, Sport hikers, Terrainers, (ii) Performance (for men only), (iii) Street Casuals and (iv) Sport Sandals. Our Skechers Sport category is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes.

•	Our Jogger, Trail Runner, Sport Hiker and cross trainer-inspired Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, and phylon and other synthetic outsoles, as well as leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with contrasting pop colors such as lime green, orange and red in addition to the traditional athletic white. The Jogger, Trail Runner, Sport Hiker and Terrainer styles are marketed through athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $40.00 to $70.00 for this category.

•	The Performance category is comprised of multi-purpose running shoes that are marketed as men’s lifestyle athletic footwear. Some styles include 3M reflective accents, breathable upper construction, quality leathers, abrasion-resistant toe and heel cap, removable moisture wicking molded EVA sock liner, outsole forefoot flex grooves for improved flexibility, non-marking rubber lugs with IDT (Impact Dispersment Technology), aggressive all terrain traction lugs, external torsion stabilizer and tuned dual-density molded Ethyl Vinyl Acetate (EVA) midsole with pronation control. The line is sold through department and specialty stores. Suggested retail price points range from $50.00 to $70.00 for this category.

•	Street Casual incorporates lower profiles, classic details and skate and street influences in a collection of essential, basic casual sneakers. The uppers are designed in leather, suede, nubuck, canvas and/or mesh. Street Casual is targeted to young consumers, but also appeals to a broader demographic. The line is marketed through department and specialty stores. Suggested retail price points range from $40.00 to $60.00 for this category.

•	Our Sport Sandals are primarily designed from existing Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Designed as seasonal footwear for the consumer that already wears our Skechers Sport sneakers, our Sport Sandals are marketed through athletic footwear specialty retailers as well as basic existing accounts. Suggested retail price points range from $18.00 to $55.00 for this category.

     Skechers Collection. The Skechers Collection line includes stylish dress shoes, dress casual shoes and EuroCasual shoes for the young fashion-forward male consumer. In addition to basic “essential” styles, this category is comprised of more sophisticated designs influenced, in part, by prevailing trends in Italy and other European countries. Given the look, style and quality, this footwear is primarily styled and sourced in Europe.

•	Our dress and dress casuals include classic tailored and fashion-forward square, round and pointed lasts in a variety of styles, such as bicycle toes, monk straps, wingtips, oxfords, cap toes, demi-boots and boots. The outsoles project a sleeker profile and can be either leather or man-made. The uppers are quality leathers including glossy, box, distressed and aniline. Suggested retail price points range from $55.00 to $100.00 for this category.

•	EuroCasual blends dress styling with European influences to create a versatile and comfortable casual shoe. Marked by leather and stitch details and unique styling, the EuroCasual collection of sneakers, oxfords and slip-ons features high-quality leather and suede materials in multiple colorations and sport-inspired rubber outsoles. Suggested retail price points range from $75.00 to $85.00 for this category.

     Somethin’ Else from Skechers. Targeting 12- to 25-year-old trend-savvy females, the Somethin’ Else from Skechers line is focused on current fashions through an array of stylish shoes, boots, heels and sandals. With a growing offering that includes flats, heeled boots, clogs and sport-influenced looks, the line is designed to meet junior consumers’ needs – from school to work to weekends to the prom – and is a complementary line for women who already wear Skechers USA, Skechers Active and Skechers Sport. Many styles are made from more affordable materials such as man-made leather, offering more young consumers the opportunity to buy trend-right shoes at a reasonable price. This line is typically sold through department and specialty stores. Suggested retail price points range from $25.00 to $45.00 for sandals and $30.00 to $100.00 for shoes, heels and boots.

     Skechers Active. Skechers Active is a line of everyday casual sneakers for females of all ages. Originally a white leather and canvas based line with select styles, in multiple colors, the line has grown to include a vast array of low-profile and fusion sneakers in a variety of colors, many with alternative closure systems. The sneakers and open-back sneakers are generally in leather, suede or nubuck, but also include unique fabric treatments such as mesh, chrome and tattooed leathers and suedes. Active sneakers are typically retailed through specialty casual shoe stores and department stores. Suggested retail price points range from $22.00 to $60.00 for this category.

     Skechers Work. Expanding on our heritage of cutting-edge utility footwear, Skechers Work offers a complete line of men’s and women’s sport oxfords, field boots, trail hikers and athletic shoes. The Skechers Work line includes (i) Steel Toe, (ii) Occupational and (iii) Slip-Resistant categories. Our steel toe, electrostatic-dissipative and electrical hazard technologies have been independently tested and certified to meet ANSI standards, and our slip-resistant soles have been tested pursuant to the Slip Resistance ASTM F1677-96 (Mark II Machine) testing method. The uppers are in high-quality leather, nubuck and durabuck. Constructed on high-abrasion, long wearing soles, the line is designed for men and women with jobs that require certain safety requirements. Skechers Work is primarily marketed through business-to-business channels, but is also available direct-to-consumers and through select department and specialty stores.

•	Our Steel Toe category consists of a wide selection of athletic sneakers, field boots hikers, sport hikers, oxfords, sport oxfords and boots, which is ideal for environments requiring safety footwear or tough terrain. These durable styles feature breathable lining, oil- and abrasion-resistant outsoles and steel toe design for optimal protection, all-day comfort and prolonged durability. Some styles also offer electrical hazard, electrostatic-dissipative technology and breathable, seam-sealed HydroguardTM waterproof membranes. Suggested retail price points range from $50.00 to $115.00 for this category.

•	Our Occupational line of boots, oxfords and hikers offers versatile features for those requiring utility, safety and comfort features, but who also want style. Designed with an array of textured uppers and colorways, the footwear capitalizes on function and comfort – from breathable lining to contoured insoles and abrasion-resistant outsoles for prolonged wear. Select styles also offer breathable, seam-sealed HydroguardTM waterproof membranes for inclement environments. Suggested retail price points range from $47.00 to $100.00 for this category.

•	The Slip-Resistant line offers boots, athletics, sport oxfords and clogs ideal for the service industry. These shoes offer comfort and safety in dry or wet conditions by utilizing breathable lining and Mark II-tested slip-, oil- and abrasion-resistant outsoles for optimal safety and reliability. Suggested retail price points range from $45.00 to $65.00 for this category.

     Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, a range of infants/toddlers, boys and girls boots, shoes and sneakers; (ii) S-Lights, lighted footwear for toddlers, boys and girls; and (iii) Somethin’ Else from Skechers for Girls, trend-inspired boots, shoes, sandals and dress sneakers. Skechers Kids and Somethin’ Else from Skechers for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger set the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image we have established in the children’s footwear market.

•	Utilizing our takedown strategy, the Skechers Kids line includes variations on many of our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles, and for infants with soft, leather-sole crib shoes. Skechers Kids shoes are available at department stores and specialty and athletic retailers. Our children’s footwear is offered at retail prices ranging from $18.00 to $45.00.

•	S-Lights is a line of sneakers and sandals with a combined pattern of lights on the outsole and other areas of the shoes. S-Lights are intended to be marketed in the same retail stores as Skechers Kids. Our lighted footwear is offered at retail prices ranging from $30.00 to $45.00.

•	Somethin’ Else from Skechers for Girls is a line of trend-right sandals, shoes, boots, street sneakers and dress casuals for young girls. For this line, we have taken many of our successful junior bottoms, tailoring them to a younger demographic with lower platforms and wedges as needed as well as many with all new upper treatments and colors designed to appeal to girls. Many styles are made from more affordable materials such as man-made leather, offering young consumers the opportunity to buy stylish shoes. A complementary line for girls who already wear Skechers Kids, Somethin’ Else from Skechers for Girls is available in department and specialty stores, and retails at prices ranging from $20.00 to $45.00.

FASHION BRANDS

     Michelle K. Targeted toward stylish 18- to 34-year-old women, Michelle K is a signature designer line comprised primarily of Michelle K Sport, a fashion forward line of fusion casual sneakers and boots, as well as high-fashion boots, pumps and flats under the name Michelle K. The Michelle K Sport line is marked by a unique combination of materials, textures and colors developed by the signature line’s designer. A designer line primarily crafted in Europe and Brazil, Michelle K is marked by high-grade leathers, fine detailing and design, and flattering silhouettes, including sculpted and lower kitten heels. Both lines are marketed to consumers separate from Skechers in the United States and as a boutique line internationally under the name Skechers by designer Michelle K. For the Michelle K Sport line, suggested retail price points range from $70.00 to $90.00 for this category. For Michelle K, suggested retail price points range from $70.00 to $160.00.

     In Fall 2004 we extended the reach of the Michelle K offering with children’s versions of the Michelle K Sport shoes under the name Michelle K Girl. A fashion-forward line, Michelle K Girl is primarily comprised of fusion casual sneakers as well as boots and sandals marked by a unique combination of colors, materials, textures and embellishments. Suggested retail price points range from $28.00 to $85.00.

     Mark Nason. Launched in 2003, Mark Nason is a sophisticated and forward footwear collection targeting men with discerning style. Primarily crafted and constructed in Italy, the Mark Nason collection is comprised of (i) Leisure, which is stepped up casuals; (ii) Bespoke, which is a couture collection designed for the ultimate footwear connoisseur; and (iii) Boots, which is the driving influence from which many styles are derived. The Mark Nason boots, loafers, fusion casuals and sandals are all marked by premium leathers and materials, high quality and individual styling, including hand-treated leather uppers and soles, fine leathers, distinctive shapes, unique closures and a variety of colorations. Certain of these characteristics have included, and others in the future may include, genuine python or eel loafers, etched and tattooed leathers, and hand-treated, hand-scraped and hand-cut leathers. The line is marketed to consumers separate from Skechers and is available in better department stores and boutiques. Suggested retail price points for this line range from $120.00 to $300.00 for sandals and shoes and $275.00 to $600.00 for boots.

     310 Motoring. Launched for the back-to-school selling season in 2004, the 310 Motoring footwear collection utilizes top-quality leathers, a fashion-forward approach to design and comfort, and materials that are derived from 310 Motoring’s customized cars, including wood burl and carbon fiber. A multi-tiered approach, the line consists of high-end, cutting-edge athletics, heritage to high-design boots and shoes and sophisticated driving-inspired shoes and boots. 310 Motoring footwear is marketed to consumers separate from Skechers and is available in select department stores, specialty retailers and urban independents. We plan to launch 310 Motoring for Boys in select retailers and expand the distribution for the back-to-school selling season in 2005. For the adult line, with the exception of one basic sneaker retailing for $70.00, suggested retail price points range from $95.00 to $150.00 for this category.

     Rhino Red and Rhino Unltd. Launched in Spring 2004, Rhino Red is a line of women’s classic and fashion-forward fusion sneakers and casual and dress causal heels and boots. Launched in Fall 2004, Rhino Unltd. is a line of men’s street-inspired traditional sneakers, fusion sneakers and urban-focused casuals. Targeted to the street-savvy 18- to 34-year-old consumer, the footwear reflects Ecko Unltd.’s men’s apparel and the Ecko Red women’s apparel, and effectively utilizes the globally recognized Rhino logo on the majority of sneakers and casuals. The licensed brands are marketed to consumers separate from Skechers and are available in select department stores, specialty retailers and urban independents. Suggested retail price points for the Rhino Red line for women is $40.00 to $145.00. Suggested retail price points for Rhino Unltd. footwear for men is $60.00 to $90.00.

     Launched in the second quarter of 2004, the Rhino Unltd. for boys and Rhino Red for girls lines primarily consist of takedowns from the adult Rhino lines with additional or different colorways geared toward children. The Rhino footwear for boys and girls reflects the Ecko Unltd. and Ecko Red clothing lines in its styling, colors and inspiration. Primarily sneakers, the line is marketed to consumers separate from Skechers and is available in select department stores, specialty retailers and urban independents. Suggested retail price points for the Rhino Unltd. line for boys is $40.00 to $55.00. Suggested retail price points for Rhino Red for girls is $40.00 to $50.00.

PRODUCT DESIGN AND DEVELOPMENT

     Our principal goal in product design is to generate new and exciting footwear with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design most new styles to be fashionable and marketable to the 12- to 24-year old consumer, while substantially all of our lines appeal to the broader range of 5- to 40-year-old consumers, with an exclusive selection for infants and toddlers. While many of our shoes have performance features, we generally do not position our shoes in the marketplace as technical performance shoes.

     We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest footwear trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; travel to domestic and international fashion markets to identify and confirm current trends; consultation with our retail customers for information on current retail selling trends; participation in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscription to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in the Skechers image.

     The footwear design process typically begins about nine months before the start of a season. Our products are designed and developed primarily by our in-house design staff. To promote innovation and brand relevance, we utilize dedicated design teams, who report to our senior design executives, and focus on each of the men’s, women’s and children’s categories. In addition, we utilize outside design firms on an item-specific basis to supplement our internal design efforts. The design process is extremely collaborative; members of the design staff frequently meet with the heads of retail, merchandising, sales, production and sourcing to further refine our products to meet the particular needs of the target market.

     After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and embellishments, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our manufacturers for a design prototype. The design prototypes are then sent back to our design teams. Our major retail customers may also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. Our design teams can easily and quickly modify and refine a design based on customer input.

     We occasionally order limited production runs which may initially be tested in our concept stores. By working closely with store personnel, we obtain customer feedback that often influences product design and development. We believe that sales in our concept stores can help forecast sales in national retail stores, and we share this sales information with our wholesale accounts. We closely monitor sales activity after initial introduction of a product to determine whether there is substantial demand for the style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings. The ability to initially test our products allows us to discontinue less popular styles after only a limited production run, which affords us an indicator of future production and a hedge to fashion risks. Also, sales, merchandising, production and allocations management monitor weekly sales trends of orders of our retail account base in order to manage future production of styles that are increasing or decreasing in popularity. Generally, the production process can take from six months to nine months from design concept to commercialization.

SOURCING

     Factories. Our products are produced by independent contract manufacturers located primarily in China and, to a lesser extent, in Italy, Vietnam, Brazil and various other countries. We do not own or operate any manufacturing facilities, with the belief that the use of independent manufacturers increases our production flexibility and capacity while at the same time substantially reduces capital expenditures and avoids the costs of managing a large production work force.

     When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. During 2004, we had four manufacturers that accounted for approximately 56.0% of total purchases. One manufacturer accounted for 28.2%, and one other accounted for 11.0% of our total purchases during the year ended December 31, 2004. To date, we have not experienced difficulty in obtaining manufacturing services.

     We maintain an in-stock position for various styles of footwear with high sell-through percentages in order to minimize the time necessary to fill customer orders by placing orders for selected footwear with our manufacturers prior to the time we receive customers’ orders for such footwear. In order to reduce the risk of overstocking, we assess demand for our products by soliciting input from our customers, including their retail sell-through rates, and monitor retail sell-through at our own retail stores. Through the analysis of historical and current sales and market data, we develop an internal product quantity forecast which helps us manage our inventory levels.

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

     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring is performed domestically by our in-house production department and in Asia through an approximately 165-person staff working from our offices in China and Taiwan. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convict, forced, indentured labor (as defined under U.S. law) nor child labor (as defined by the manufacturer’s country) is used in the production process, that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.

     Quality Control. We believe that quality control is an important and effective means of maintaining the quality and reputation of our products. Our quality control program is designed to ensure that finished goods not only meet our established design specifications, but also that all goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China and Taiwan perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production. For some of our lower volume manufactures, our staff is on-site during significant production runs or we will perform unannounced visits to their manufacturing sites to further monitor compliance with our manufacturing specifications.

ADVERTISING AND MARKETING

     With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach designed to drive traffic, build brand recognition and properly position our diverse lines within the marketplace by highlighting key styles in lifestyle settings. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. The focus of our marketing plan is print and television advertising, with support from radio, billboard, mall kiosk, public relations and product placement. We continue to adjust our advertising budget to be consistent with projected sales, and in 2004 we feel we were able to maintain the same strong impact in front of consumers in a more efficient manner, resulting in advertising and marketing expenditures at 6.1% of our annual net sales, lower than our historical range of 8% to 10% of our annual net sales.

     Advertising. The majority of our advertising is conceptualized by our in-house design team. In 2004 we utilized the creative services of an outside photographer to also design several key ads, from which our design team was able to create additional advertisements and marketing materials. This allowed us to take a new approach to our advertising while also maintaining control and integrity of the Skechers brand by building a relationship with one outside creative source and still crafting ads in-house.

     We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Our in-house marketing team has developed a comprehensive strategy to promote the Skechers brand through edgy lifestyle and image-driven advertising. While all of our advertisements feature our footwear, they generally seek to build and increase brand awareness by linking Skechers to youthful, contemporary lifestyles and attitudes rather than to market a particular footwear product. Our ads are designed with a broad approach to eliminate single categorization and to provide merchandise flexibility and to facilitate the “brands and product designs” direction of evolving footwear fashions and consumer preferences. Our print efforts are represented by one- and two-page ads displayed in popular fashion and lifestyle consumer publications, such as GQ, Teen Vogue, Elle, Seventeen, Maxim, People, Teen People, Rolling Stone, Stuff and many others that appeal to our target customer group.

     To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities we believed would reach new markets. In 2004, we continued our international endorsement agreement with global superstar Christina Aguilera for our women’s lines. In the fourth quarter of 2004, we extended the agreement with Christina Aguilera to use certain images through June 2005 and expanded its territory to include the United States. In recent years, we had similar endorsement agreements with singer and actress Britney Spears, professional basketball player and actor Rick Fox, and actors Robert Downey, Jr., Matt Dillon and Rob Lowe. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

     In addition to advertising our Skechers branded lines through men’s, women’s and children’s ads, we also support our Michelle K, Mark Nason and 310 Motoring lines through individual unique print advertisements in targeted publications such as Vogue, Maxim, Slam and XXL. Designer Michelle K continues to appear in the advertisements for her line, which we believe is creating a more personable and relatable brand to consumers while establishing her as a celebrity designer. Rhino Unltd. and Rhino Red advertisements are created and implemented by Ecko.Complex, LLC dba Ecko Unltd., the parent company of Ecko Unltd. and Ecko Red, which allows for exposure of the Rhino footwear brands without us having to incur significant advertising costs.

     Our progressive television advertisements are primarily produced in-house and air during key selling seasons on top television shows on major networks and cable channels. We create different campaigns targeted to our 5- to 11-year-old and 12- to 24-year-old consumer groups. In 2004 we also worked with select networks such as ESPN and Nickelodeon to create short spots for specific brands that will air on these networks. We have found these to be a cost-effective way to advertise our 310 Motoring, Skechers Work and Skechers Kids lines on television. Our in-house media buyer strategically selects the ideal programs and geographic areas for our commercials for maximum consumer impact.

     Promotions. By applying creative sales techniques via a broad spectrum of mediums, the marketing and promotions team seeks to build brand recognition and drive traffic to Skechers retail stores and our retail partners’ locations, serving as a catalyst for increased product sales. Skechers’ promotional strategies have encompassed in-store specials, concert promotions, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. Our imaginative promotions are consistent with Skechers’ imaging and lifestyle.

     Public Relations. Our public relations team’s objectives are to garner positive and accurate press on our company, to secure product placement in key fashion magazines and to place our footwear on the feet of trend-setting celebrities.

     Domestic and international fashion and footwear trade publications, business magazines and television news shows consistently report on Skechers events and news items. Such stories include Skechers on Fortune’100 Fastest Growing Companies list and Robert Greenberg and Michael Greenberg on Footwear News’ The Power 50.

     Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. In addition to a high-profile scene at a Skechers retail store in the award-winning movie Thirteen, our footwear has been prominently displayed and referenced on The Today Show, Good Morning America, Good Day Live, E! Style, VH1, and MTV, among others, and has amassed an array of prominent product placements in magazines including Lucky, Seventeen, Teen People, Teen Vogue, InStyle, Stuff, Maxim, Slam, People and Footwear News. In addition, our brands have been associated with cutting edge events and select celebrities, and our product has been seen worn by trend-setters like Denis Leary, Blair Underwood, Halle Berry, Tommy Lee, Ice-T, Britney Spears, Paris Hilton and Jamie Foxx, among others.

     Trade Shows. To better showcase our diverse products to footwear buyers in the United States, Europe, and to distributors around the world, we exhibited at the leading trade shows during 2004. Along with specialty trade shows, we exhibit at WSA’s The Shoe Show, FFANY and MAGIC in the United States, and GDS, MICAM and Who’s Next in Europe. Our dynamic, state-of-the-art trade show exhibits, which are developed by our in-house architect and feature our latest product offerings, are specially designed and built to accommodate each trade show and are enhanced with lifestyle images reflective of our brand. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, optimizing commitments and sales at the retail level. For select non-Skechers branded lines such as Michelle K, 310 Motoring and our Rhino footwear lines, we have created individual exhibits to ensure the brand integrity. Our innovative exhibits have won numerous awards, including Best Booth Design at the WSA Shoe Show, February 2001 and February 2003, and in August of 2004 for our Rhino Unltd./Rhino Red booth. For FFANY, we show in our own New York showroom as is common during this show.

     Internet. We also promote our brand image through our e-commerce website, www.skechers.com, to consumers who access the Internet. This website currently enables us to present information on our products and store locations to consumers. Our website is interactive, affording consumers the ability to directly order products on the Internet, and it provides us a mechanism for customer feedback as well as allowing us to receive and respond directly to consumer feedback. Our website is intended to enhance the Skechers brand without the associated costs of advertising. Our website also promotes customer loyalty and further enhances the Skechers brand image through interactive content, photos and information on Skechers-sponsored events.

     Along with www.skechers.com, we have also established unique websites for Michelle K (www.michellek.com), Mark Nason (www.marknason.com) and 310 Motoring (www.310motoring.com). These sites are designed to serve as marketing tools, properly imaging the brand while also informing customers about the respective product lines.

     Visual Merchandising. Our in-house visual merchandising department supports retailers and distributors by developing point-of-purchase advertising to further promote our products in our wholesale customers’ stores and to leverage recognition of the Skechers brand name at the retail level. Our visual merchandising coordinators (VMC’s) work with our sales force and directly with our customers to ensure better sell-through at the retail level by generating greater consumer awareness through Skechers brand displays.

     Our coordinators communicate with and visit our wholesale customers on a regular basis to aid in proper visual display of our merchandise. They distribute point-of-purchase items such as signage, graphics, displays, counter cards, banners and other merchandising items. These materials mirror the look and feel of our national print advertising in order to reinforce brand image at the point of purchase. The VMC’s also run in-store promotions to enhance the sale of Skechers footwear and create excitement surrounding the Skechers brand. We believe that these efforts help stimulate impulse sales and repeat purchases.

     Our merchandise personnel also work closely with our wholesale customers to ensure the optimal exposure of our products. We have concept shops in over 60 major accounts, which are exclusive selling areas within stores that offer our products and incorporate Skechers’ signage and customized fixture designs. Through our visual merchandising efforts, we are able to enhance brand recognition and ensure the consistent presentation of our products in our wholesale customers’ stores by providing high-end custom displays. In addition, our displays are utilized by our international subsidiaries and distributors to maintain a consistent brand image globally.

PRODUCT DISTRIBUTION CHANNELS

     We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales. In the United States, our products are available through a network of wholesale accounts comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale accounts in more than 100 countries and territories through our global network of distributors and our Canadian and European subsidiaries. Additionally, nine distributors had opened 29 distributor-owned Skechers retail stores in 15 countries as of December 31, 2004. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products.

     Domestic Wholesale. We distribute our footwear through the following domestic wholesale distribution channels: department stores, specialty stores, athletic shoe stores and independent retailers. Department stores and specialty retailers are the largest distribution channels, but we believe that we appeal to a variety of wholesale accounts, many of whom may operate stores within the same retail location due to our distinct product lines and variety of styles, from which retailers can select those lines and styles that best satisfy the fashion, function and price criteria of their customers. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing retail locations and new locations within each account.

     In an effort to provide knowledgeable and personalized service to our wholesale accounts, the sales force is segregated by product line, each of which is headed by a national or regional sales manager. Reporting to each sales manager are knowledgeable account executives and territory managers. Our national and regional sales managers report to a senior vice-president of sales. All of our national and regional sales managers are compensated on a salary basis, while our account executives and territory managers are compensated on a commission basis. None of our domestic sales personnel sell competing products.

     We believe that we have developed a loyal customer base of wholesale accounts through a heightened level of customer service. We believe that our close relationships with these accounts help us to maximize their retail sell-throughs. Our visual merchandise coordinators work with our wholesale accounts to ensure that our merchandise and point-of-purchase marketing materials are properly presented. Sales executives and merchandise personnel work closely with accounts to ensure that appropriate styles are purchased for specific accounts and for specific stores within those accounts as well as to ensure that appropriate inventory levels are carried at each store. Such information is then utilized to help develop sales projections and determine the product needs of our wholesale accounts. The value added services we provide our wholesale customers help us maintain strong relationships with our existing wholesale customers and attract potential new wholesale customers.

     International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (1) direct sales to department stores and specialty retail stores through our subsidiaries in Canada, France, Germany, Spain, Italy, Portugal, Switzerland, Austria, the Benelux Region and the United Kingdom; (2) sales of our footwear to more than 30 foreign distributors who distribute such footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Latin America, South America, Africa, the Middle East and Australia, among other regions; and (3) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.

     We believe that international distribution of our products represents a significant opportunity to increase sales and profits. We intend to further increase our share of the international footwear market by heightening our marketing presence in those countries in which we currently have a presence through our international advertising campaigns, which are designed to establish Skechers as a global brand synonymous with trend-right casual shoes.

•	International Subsidiaries

     Europe

     Historically, we have sold our footwear to selected wholesale customers in Europe through our foreign distributors. In 2001 we began expanding our European operations to directly sell our footwear to certain wholesale accounts and retail stores in Europe in an effort to increase profit margins and more effectively market and promote the Skechers brand name. By the end of 2003 we had organized the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices and showrooms in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; and Skechers USA Italia S.r.l., with its offices and showroom in Verona. Each of these subsidiaries was formed to establish direct control over wholesale distribution, merchandising and marketing of our products in their respective countries of organization, as well as certain surrounding countries.

     In regards to our Skechers-owned retail stores in Europe, we have ten concept stores and one factory outlet store located in seven countries, including the key locations of Oxford Street in London, Alstadt District in Dusseldorf and Kalverstraat Street in Amsterdam.

     To efficiently accommodate our subsidiaries’ operations in Europe, in 2001, we began utilizing a third-party contract warehouse in Belgium to distribute our footwear to our customers and retail stores in France, Germany and the United Kingdom. In 2002, we established the subsidiary, Skechers EDC SPRL, discontinued use of the third-party warehouse and entered into a lease agreement for an approximately 240,000 square foot distribution center in Liege, Belgium. This distribution center is currently used to store and deliver product to our subsidiaries and retail stores throughout Europe.

     Canada

     In November 2002 we established our subsidiary, Skechers USA Canada, Inc., and opened our first Canadian flagship retail store in Toronto’s Eaton Centre. In 2003 Skechers USA Canada, with its offices and showrooms outside Toronto in Mississauga, Ontario, assumed the distribution, merchandising and marketing of our product in Canada from our Canadian distributor. Product sold in Canada is primarily sourced from our U.S. distribution center in Ontario, California.

•	Distributors

     Outside of Western Europe and Canada, our footwear is distributed through an extensive network of more than 30 distributors, who sell our products to department, athletic and specialty stores in more than 100 countries around the world. Through agreements with nine of these distributors, 29 distributor-owned Skechers retail stores are open in 15 countries, including nine stores that were opened in 2004. The distributors are responsible for their respective store’s operations, have ownership of their respective store’s assets and select the broad collection of our products to sell to consumers in their regions. In order to maintain a globally consistent image, we provide architectural, graphic and visual guidance and materials for the design of the stores, and we train the local staff on our products and corporate culture. We intend to expand our international presence and global recognition of the Skechers brand name by continuing to sell our footwear to foreign distributors and opening flagship retail stores with distributors that have local market expertise.

     Asia

     SIW, our Korean distributor, opened the first Skechers flagship store in Seoul in 2004. Our Japanese distributor, Achilles Corporation, currently operates two flagship retail stores and three outlet stores in Japan.

     Australia

     Our distributor in Australia, Accent Group LTD, currently operates one Skechers flagship store in Sydney.

     Central America/South America

     Through agreements with two distributors in Central America and South America, we have opened 17 flagship retail stores in nine countries in this region where our products are also available through wholesale accounts. Dabsan International in Panama is responsible for the operations and product selection for the Skechers flagship retail stores in Columbia, Costa Rica, Ecuador, El Salvador, Guatemala, Panama, Peru and Venezuela. Our distributor in Chile, Catecu S.A., is responsible for the operations and product selection for the Skechers flagship retail store in Santiago, Chile.

     Eastern Europe

     Ilion, one of our Russian distributors, opened the first Skechers flagship retail store in Moscow in 2003, and a second in Moscow in 2004. Westerenland, our other distributor in Russia, opened its first Skechers flagship store in Moscow in the fourth quarter of 2004, bringing the total number of Skechers retail stores in Russia to three.

     Mega Trade International Ltd., our distributor in the Ukraine, opened the first Skechers flagship retail store in Kiev in 2004.

     South Africa

     Our South African distributor, Footwear Trading Co., opened the first Skechers flagship retail store in Sandton in 2003.

     Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three-store format enables us to promote the full Skechers line and several of our other fashion brands in an attractive environment that appeals to a broad group of consumers. This format also allows us to manage our inventory in an efficient and brand sensitive manner. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of December 31, 2004 we operated 36 concept stores, 46 factory outlet stores and 32 warehouse outlet stores in the United States, and ten concept stores and one warehouse store internationally. During 2004 we closed four stores and opened four new stores and have plans to open between seven and ten new stores by the end of 2005.

•	Concept Stores.

     Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season in a cutting-edge, open-floor setting, providing the customer with the complete Skechers story. In contrast, we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. These locations include concept stores at Times Square and 34th Street in New York, Santa Monica’s Third Street Promenade, Universal CityWalk near Hollywood, Las Vegas’ Fashion Show Mall and Woodfield Mall outside Chicago. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. We did not open any concept stores in 2004.

     The typical Skechers concept store is approximately 2,500 square feet, although in certain selected markets we have opened concept stores as large as 7,000 square feet or as small as 1,200 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States, Europe and Canada. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume by neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic in their venues.

•	Factory Outlet Stores.

     Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States, with one outlet store located in England. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points, generally $60.00 or lower. We opened one new factory outlet store during 2004.

•	Warehouse Outlet Stores.

     Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers warehouse outlet stores range in size from approximately 5,200 to 14,800 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores in order to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened three new warehouse outlet stores in 2004.

     Electronic Commerce. Our e-commerce sales represented less than 1.0% of total net sales in each of 2004 and 2003. Our website, www.skechers.com, is a virtual storefront that promotes the Skechers brand name. Designed to provide a positive shopping experience, the website showcases our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. This virtual store has provided a convenient alternative-shopping environment, become an efficient and effective additional retail distribution channel and has improved our customer service.

LICENSING

     We believe that selective licensing of the Skechers brand name and our line names to manufacturers may broaden and enhance the individual brands without requiring significant capital investments or additional incremental operating expenses. Our multiple product lines plus additional subcategories present many potential licensing opportunities on terms with licensees that we believe will provide more effective manufacturing, distribution or marketing of products such as underwear/loungewear and apparel than could be achieved in-house. We believe that the strength of the Skechers brand name and the size of our business will enable us to attract premier licensing partners with a proven track record of brand sensitivity.

     We signed our first licensing deal in May 2002 for adult hosiery/socks, and have since signed several licensing agreements for apparel, accessories and underwear/sleepwear for men, women and children in the United States and in select international markets for our various lines. The first launch of licensed product was Skechers Kids apparel for boys and girls from the licensee, Kids Headquarters, in the United States in July 2003 for the back-to-school selling season.

     Due to the successful in-store launch of Skechers Kids, we expanded our licensing agreement with Kids Headquarters to include infant and toddler apparel and boys’ and girls’ daywear and sleepwear in 2004, and swimwear for boys and girls is planned for a Spring 2005 launch date. We also extended our territory for licensed apparel for infants, toddlers and children by signing a licensing agreement with MultiGroup Inc. for design and distribution of Skechers Kids in Canada.

     As of February 28, 2005, we had 11 active domestic and international licensing agreements. In addition to our licensing agreement with Kids Headquarters for children’s apparel, our licensing agreements in the United States include women’s swimwear, children’s hosiery, 310 Motoring apparel, as well as several branded toys and merchandising items. In addition to our licensing agreement with MultiGroup, we also have international licensing agreements for the design and distribution of men’s and women’s active apparel in Israel, and for adult and children’s active apparel, swimwear, hosiery and accessories in Japan. Our licensed product began shipping in Israel in 2003 and in Japan in 2004.

     With our existing licensing agreements we are able to maintain substantial control over the design, manufacturing specifications, advertising and distribution of any licensed products, and we maintain a policy of evaluating any future licensing arrangements to ensure consistent representation of the Skechers image. We are pleased with the reception much of our licensed merchandise has received from accounts and consumers, but we would also like to note that some licensees have underperformed or not met our quality and product expectations as well as targeted goals. In an effort to ensure the integrity and reputation of the brand, we have elected to terminate several licensing agreements, including apparel agreements for Skechers adults, Somethin’ Else from Skechers and Michelle K. Going forward, we will continue to assess new opportunities with suitable licensees.

DISTRIBUTION FACILITIES AND OPERATIONS

     We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes and are shipped either (1) to our approximately 1.4 million square-foot internally managed distribution center located in Ontario, California, (2) to our approximately 240,000 square-foot distribution center located in Liege, Belgium or (3) directly from third-party manufacturers to our other international customers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.

     The following table sets forth a summary of our distribution facilities:

ADDRESS	STATUS	SQUARE FOOTAGE
Avenue du parc Industriel, Liege, Belgium	Leased since July 2002	241,700
4100 East Mission Blvd., Ontario, CA	Leased since June 2001	763,300
1670 Champagne Avenue, Ontario, CA	Owned since October 2000	263,700
1661 South Vintage, Avenue, Ontario, CA	Leased since November 1997	127,800
1777 South Vintage, Avenue, Ontario, CA	Leased since November 1997	284,600

		1,681,100	(1)

(1)	Excludes 285,600 square feet located at 5725 East Jurupa Street that we leased in April 1998 and occupied until we subleased the facility in June 2001.

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

     Our lease agreement for our Liege, Belgium distribution center provides for first right of refusal on three remaining facilities planned for development, allowing for expansion of up to approximately 880,000 square feet. We believe that the capacity available to us within this lease agreement will allow for further growth of our international operations.

BACKLOG

     As of December 31, 2004, our backlog was $220.5 million, compared to $195.5 million as of December 31, 2003. While backlog orders are subject to cancellation by customers, we have not experienced significant cancellation of orders in the past, and we expect that substantially all the orders will be shipped in 2005. However, for a variety of reasons, including customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period. In addition, cancellation rates that we have realized in the past are not indicative of cancellation rates to be expected in the future.

INTELLECTUAL PROPERTY RIGHTS

     We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 80 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 25 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

     We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, tradenames and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Skechers trademark. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations. We have sued and have been sued by third parties for infringement of intellectual property. It is our opinion that none of these claims has materially impaired our ability to utilize our intellectual property rights.

     The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Skechers brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions, Steven Madden, Ltd. and Wolverine World Wide, Inc. Our athletic shoes compete with brands of athletic footwear offered by companies such as Nike, Inc., Reebok International Ltd., Adidas-Salomon AG, Puma AG and New Balance. Our children’s shoes compete with brands of children’s footwear such as those offered by The Stride Rite Corporation. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of February 28, 2005, we employed 2,701 persons, 1,484 of which were employed on a full-time basis and 1,217 of which were employed on a part-time basis. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

RISK FACTORS

     In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

Our Future Success Depends On Our Ability To Respond To Changing Consumer Demands, And Identify And Interpret Fashion Trends And Successfully Market New Products.

     The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful styles in the future, our growth and profitability will be negatively impacted. We frequently make decisions about product designs and marketing expenditures several months in advance of the time when consumer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes in styles and trends or are not successful in marketing new products, we could experience excess inventories, higher than normal markdowns or an inability to profitably sell our products. Because of these risks, a number of companies in the footwear industry specifically, and others in the fashion and apparel industry in general, have experienced periods of rapid growth in revenues and earnings and thereafter periods of declining sales and losses, which in some cases have resulted in companies in these industries ceasing to do business. Similarly, these risks could have a severe negative effect on our results of operations or financial condition.

Our Business And The Success Of Our Products Could Be Harmed If We Are Unable To Maintain Our Brand Image.

     Our success to date has been due in large part to the strength of our brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

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

We May Be Unable To Successfully Execute Our Growth Strategy Or Maintain Our Growth.

     We have grown quickly since we started our business. Our ability to grow in the future depends upon, among other things, the continued success of our efforts to expand our footwear offerings and distribution channels. Our rate of growth has declined in recent periods and may continue to decline or we may not be profitable in future quarters or fiscal years. Furthermore, as our business becomes larger, we may not be able to effectively manage our growth. We anticipate that as our business grows, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impair our net sales and earnings.

Our Business May Be Negatively Impacted As A Result Of Changes In The Economy.

     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy, our net sales for 2003 were lower than anticipated. This lower level of sales adversely affected our operating results for 2003 and could do so again in 2005 and beyond.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

     During 2004, our net sales to our five largest customers accounted for approximately 26.9% of total net sales. As of December 31, 2004, one customer accounted for more than 10% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivables of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to hedge this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales for the years ended December 31, 2003 or 2004. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

     Our footwear products are currently manufactured by independent contract manufacturers. During 2004, the top four manufacturers of our manufactured products produced approximately 56.0% of our total purchases. One manufacturer accounted for 28.2% of total purchases for the year ended December 31, 2004 and the same manufacturer accounted for 24.6% of total purchases for the year ended December 31, 2003. A second manufacturer accounted for 11.0% of our total purchases during the year ended December 31, 2004. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

     Substantially all of our net sales during 2004 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:

•	political and social unrest, including our military presence in Iraq;

•	changing economic conditions;

•	currency exchange rate fluctuations;

•	international political tension and terrorism;

•	work stoppages;

•	electrical shortages;

•	transportation delays;

•	loss or damage to products in transit;

•	expropriation;

•	nationalization;

•	the imposition of tariffs and trade duties both international and domestically;

•	import and export controls and other non-tariff barriers;

•	exposure to different legal standards (particularly with respect to intellectual property);

•	compliance with foreign laws; and

•	changes in domestic and foreign governmental policies.

     In particular, because most of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacture of our products and would materially adversely affect our operations. Also, during the second half of 2004, our manufacturers located in China notified us of electrical shortages which caused them, in some cases, to shut down production at least one day a week. These electrical shortages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.

     In addition, if we, or our foreign manufacturers, violate United States or foreign laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.

Our Business Could Be Harmed If Our Contract Manufacturers, Suppliers Or Licensees Violate Labor Or Other Laws.

     We require our independent contract manufacturers, suppliers and licensees to operate in compliance with applicable United States and foreign laws and regulations. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under United States law) nor child labor (as defined by the manufacturer’s country) is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, suppliers and licensees, we do not control them or their labor practices. If one of our independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

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

Many Of Our Retail Stores Depend Heavily On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

     Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations in the malls and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from our military presence in Iraq, a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our operating results.

Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Seasonal Fluctuations In Demand For Footwear, Delivery Date Delays And Potential Fluctuations In Our Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

     Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters. Delays in scheduling or pickup of purchased products by our domestic customers could negatively impact our net sales and results of operations for any given quarter. Also, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A common shares.

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

     We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our Class A common shares.

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

The Disruption, Expense And Potential Liability Associated With Existing And Unanticipated Future Litigation Against Us Could Have A Material Adverse Effect On Our Business, Results Of Operations And Financial Condition.

     We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently a party to any legal proceedings nor aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, results of operations or financial condition. However, any unanticipated litigation in the future, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees to us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations and financial condition.

Our Trademarks, Design Patents And Other Intellectual Property Rights May Not Be Adequately Protected Outside The United States.

     We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and design patents on a worldwide basis. In the course of our international expansion, we have, however, experienced conflicts with various third parties that have acquired or claimed ownership rights in certain trademarks similar to ours or have otherwise contested our rights to our trademarks. We have in the past successfully resolved these conflicts through both legal action and negotiated settlements, none of which we believe has had a material impact on our financial condition and results of operations. Nevertheless, we cannot assure you that the actions we have taken to establish and protect our trademarks and other proprietary rights outside the United States will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks, designs and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

Our Ability To Compete Be Jeopardized If We Are Unable To Protect Our Intellectual Property Rights Or If We Are Sued For Intellectual Property Infringement.

     We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, S in Shield Design® and Performance-S Shifted Design® trademarks to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable.

     We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. We have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability and necessary management attention to such matters, which could negatively impact our business or financial condition.

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

     As of December 31, 2004, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 74.1% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2004, Mr. Greenberg held approximately 65.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares held by other members of his immediate family, held approximately 88.5% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

Our Charter Documents And Delaware Law May Inhibit A Takeover, Which May Cause A Decline In The Value Of Our Stock.

     Provisions of Delaware law, our certificate of incorporation or our bylaws could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Mr. Greenberg’s substantial beneficial ownership position, together with the authorization of Preferred Stock, the disparate voting rights between the Class A common shares and Class B common shares, the classification of the Board of Directors and the lack of cumulative voting in our certificate of incorporation and bylaws, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our Class A common shares at a premium over the market price of the Class A common shares and may adversely affect the market price of the Class A common shares.

We Are Still Exposed To Potential Risks From Recent Legislation Requiring Public Companies To Evaluate Controls Under Section 404 Of The Sarbanes-Oxley Act Of 2002

     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with this annual report for the fiscal year ended December 31, 2004, our management is required under Section 404 to furnish a report regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

ITEM 2. PROPERTIES

     Our corporate headquarters and additional administrative offices are located at four premises in Manhattan Beach, California, which consist of an aggregate of approximately 100,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The leased property expires between October 2005 and February 2007, with options to extend these leases in some cases, and the current aggregate annual rent for the leased property is approximately $1.3 million. During the quarter ended September 30, 2004, we completed the purchase of our corporate headquarters and administrative offices located at 228 Manhattan Beach Boulevard, Manhattan Beach, California. We paid $11.0 million cash for the property, which consists of a three-story building of approximately 28,000 square feet.

     Our U.S. distribution center consists of four facilities located in Ontario, California. The three leased facilities aggregate approximately 1,176,000 square feet, with an annual base rent of approximately $4.1 million. The leased property expires between November 2007 and May 2011, and these leases contain rent escalation provisions. The owned distribution facility is approximately 264,000 square feet.

     Our European distribution center consists of a 240,000 square-foot facility in Liege, Belgium under a 25-year operating lease with base rent of approximately $1.2 million per year. The lease provides for first right of refusal on three facilities planned for development, allowing for expansion up to a total of approximately 880,000 square feet. We believe that the capacity available to us within our lease agreement should allow for further growth of our international operations. The lease agreement also provides for early termination at five-year intervals beginning in February 2007, pending notification as prescribed in the lease.

     All of our domestic retail stores and showrooms are leased with terms expiring between March 2005 and January 2015. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expenses related to our retail stores and showrooms was $18.4 million for the year ended December 31, 2004.

     We also lease all of our international administrative offices, retail stores and showrooms located in Canada, France, Germany, Switzerland, Italy, Spain, the Netherlands and the United Kingdom. The leased properties expire at various dates between July 2006 and September 2018. Total rent for the leased properties aggregated approximately $6.4 million for 2004.

ITEM 3. LEGAL PROCEEDINGS

     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. On July 7, 2004, a third class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. On December 20, 2004, the parties agreed to a preliminary settlement that fully resolves all claims brought by the plaintiffs in each of the three lawsuits. Under the terms of the preliminary settlement, which is still subject to court approval, Skechers will pay a potential maximum settlement amount of $1.8 million, which was recorded to other expense in the consolidated statement of operations during the fourth quarter of 2004, to cover claims made by eligible class members, plaintiff attorneys’ fees and costs, and costs of a third-party administrator.

     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. Skechers moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted Skechers’ motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. Skechers has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. The court took the hearing off calendar and has the motion under submission as of the filing date of this annual report. Discovery has not commenced. While it is too early to predict the outcome of the litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.

     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. Discovery has not yet commenced and is stayed for the present time. While it is too early to predict the outcome of the litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.

     On March 1, 2005, Travis Greenfield filed a lawsuit against Skechers in the Superior Court of the State of California, County of Los Angeles, TRAVIS GREENFIELD v. SKECHERS U.S.A., ROBERT GREENBERG et. al. (Case No. BC 329605). The complaint alleges wrongful termination in violation of public policy and wrongful termination/discrimination in violation of California Government Code §12940 for both gender discrimination and sexual orientation discrimination. The complaint seeks economic damages, compensatory damages, punitive and exemplary damages, interest and attorneys’ fees. Skechers plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and predict whether the outcome will have a material adverse effect on Skechers’ financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our security holders to be voted on during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2004
First Quarter	$13.31	$7.51
Second Quarter	14.55	10.17
Third Quarter	15.25	11.56
Fourth Quarter	15.25	10.60
YEAR ENDED DECEMBER 31, 2003
First Quarter	$10.24	$5.16
Second Quarter	8.39	6.38
Third Quarter	9.26	6.10
Fourth Quarter	8.28	6.40

     As of March 1, 2005, there were 118 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 11 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

     Since our conversion from an S Corporation to a C Corporation prior to the initial public offering of our Class A Common Stock in 1999, earnings have been and will be retained for the foreseeable future in the operations of our business. We have not declared or paid any cash dividends on our Class A common shares and do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance the growth and development of our business.

     Our equity compensation plan information is provided as set forth in Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial data of Skechers U.S.A., Inc. as of and for each of the years in the five-year period ended December 31, 2004.

SUMMARY FINANCIAL DATA

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	YEARS ENDED DECEMBER 31,
	2000	2001	2002	2003	2004
STATEMENT OF EARNINGS DATA:
Net sales	$675,036	$960,385	$943,582	$834,976	$920,322
Gross profit	284,225	406,180	386,673	317,686	372,203
Royalty income, net	316	(303)	1,145	4,170	5,714
Operating expenses:
Selling	77,451	111,401	94,274	84,653	79,673
General and administrative	125,827	205,989	210,889	238,550	248,999
Earnings (loss) from operations	81,263	88,487	82,655	(1,347)	49,245
Interest expense, net	9,230	13,852	8,927	8,839	7,973
Earnings (loss) before income taxes	72,351	75,955	75,341	(10,373)	38,720
Net earnings (loss)	43,751	47,270	47,036	(11,867)	23,553
Net earnings (loss) per share:(1)
Basic	$1.24	$1.30	$1.26	$(0.31)	$0.61
Diluted	$1.20	$1.24	$1.20	$(0.31)	$0.59
Weighted average shares:(1)
Basic	35,142	36,409	37,275	37,840	38,638
Diluted	36,563	38,059	40,854	37,840	39,800

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2000	2001	2002	2003	2004
Working capital	$93,305	$139,972	$286,760	$275,124	$313,883
Total assets	303,400	407,486	483,156	466,533	518,653
Total debt	85,321	115,931	119,646	119,273	116,161
Stockholders’ equity	134,046	199,016	259,236	255,654	294,895

(1)	Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, unless their inclusion would be anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We design, market and sell contemporary footwear for men, women and children under the Skechers brand as well as four other unique brand names. Our footwear is sold through a wide range of department stores and leading specialty retail stores, our own retail stores, distributor-owned international retail stores and our e-commerce website. Our objective is to continue to profitably grow our domestic operations, while leveraging our brand name to expand internationally.

     Our operations are organized along our distribution channels and have the following three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales. See detailed segment information in footnote 12 to our consolidated financial statements included under Part II, Item 8 of this annual report.

Domestic Wholesale – The sale of footwear directly to department stores, specialty and independent retailers throughout the United States.

International Wholesale – The sale of footwear directly to department stores, specialty and independent retailers in Switzerland, the United Kingdom, Germany, France, Spain, Italy, Austria, Ireland, Canada and the Benelux Region, and through distributors who sell our footwear to department stores and specialty retail stores across Eastern Europe, Asia, South America, Africa, the Middle East and Australia.

Retail – We own and operate retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:

•	Concept Stores. Located in marquee street locations and high performing regional malls, concept stores promote awareness of the Skechers brand and showcase a broad assortment of in-season footwear styles. The products offered in our concept stores are full price, in season and typically attract fashion conscious consumers.

•	Factory Outlet Stores. Factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points.

•	Warehouse Outlet Stores. Freestanding warehouse outlet stores appeal to our most value conscious consumers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner.

FINANCIAL OVERVIEW

     Our net sales for 2004 increased $85.3 million, or 10.2% percent, to $920.3 million from $835.0 million in 2003, which marked a return to positive net sales growth following a decline in net sales for 2002 and 2003 of 1.7% and 11.5%, respectively. Our strong performance in 2004 was based on net sales increases from all of our business segments. We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales. We evaluate segment performance based primarily on net sales and gross margins. Our domestic wholesale segment is our largest distribution channel comprising 72.3%, 67.4% and 63.0% of our consolidated net sales for the years ended December 31, 2002, 2003 and 2004, respectively. Our international wholesale sales comprised 13.7%, 14.6%, and 17.0% of our consolidated net sales for the years ended December 31, 2002, 2003 and 2004, respectively. Retail sales comprised 13.3%, 17.3% and 19.2% of our consolidated net sales for the years ended December 31, 2002, 2003 and 2004, respectively, of which our domestic retail sales comprised 12.7%, 16.0%, and 17.6% of our consolidated net sales for the years ended December 31, 2002, 2003 and 2004, respectively. Our international retail sales did not comprise more than 10% of our consolidated net sales in 2002, 2003 or 2004.

     Domestic wholesale unit sales volume decreased 6.0% to 31.4 million pairs in 2004 from 33.4 million pairs in 2003, and our average selling price per pair increased 10.2% to $18.58 in 2004 from $16.86 in 2003. This increase in average selling price per pair and decrease in unit sales volume were due to the continued improvement and good response to our in-season product in 2004. Further, the increase in average selling price and reduction in unit volume in 2004 as compared to 2003 were attributable to three factors that affected our business and results of operations in 2003. The first factor was the build up of committed inventory (which includes inventory on hand and in-transit from the factory which is on our books and inventory in process at the factory which is not on our books) from our third-party manufacturers at December 31, 2002. The purpose of this increase in committed inventory was to take advantage of at-once orders during the first half of 2003, which did not materialize to the levels we had anticipated. Second, as a result of our at once orders not achieving the levels expected, we ended up with higher than anticipated inventory levels, which reached a high of $217.1 million at June 30, 2003. As a result, we undertook an aggressive sales strategy to significantly reduce our inventory levels in an already difficult retail environment, one where consumers were seeking product markdowns at the retail level. This sales strategy was initiated in both of our domestic and international wholesale distribution channels. Third, we saw a decrease in demand for some of our product lines that had traditionally made up a larger portion of our domestic wholesale sales.

     We achieved diluted earnings per share of $0.59 on net sales of $920.3 million in 2004. Our higher net sales and profitability for 2004 as compared to 2003 are primarily attributable to stronger than anticipated sales of in-line product, less markdowns and returns, a strong at-once holiday business, both international and retail sales being ahead of projections and a reduction of expenses. We had working capital of $313.9 million, an increase of $38.8 million from working capital of $275.1 million at December 31, 2003. We generated $24.2 million in cash during 2004 bringing our cash balance to $137.7 million compared to $113.5 million at December 31, 2003.

     These positive results are being driven by focusing on our core strengths and 2004 initiatives which included:

     New product design and delivery. We continually update, modify and expand both our Skechers brand and fashion brands based on current and expected fashion trends. This includes the addition of new styles within existing product lines, such as our Skechers Work and Skechers Sport lines, and in some cases the addition of new product lines such as our fashion brands of 310 Motoring, Marc Ecko, Ecko Unltd., Ecko Red and our high-end men’s line Mark Nason. The improvement in all of our business lines can be attributed to our product development process which allows for frequent product introductions as well as allows us to design products that anticipate and accommodate consumers’ ever-evolving preferences. This also included building our existing product lines with updates to proven sellers and creating new styles that we believe will be core to the line in the coming seasons.

     Building the Skechers brand. We continue to build a quality brand. During 2004, we rolled out our new marketing campaigns: our “We Put the S in Action” worldwide campaign and our Christina Aguilera “Naughty and Nice” international campaign. The “Naughty and Nice” campaign has been extended with respect to certain images through June 2005 and has also been expanded to include the domestic market. We then took these advertisements to the places where customers shop, specifically ad placements in mall kiosks, and other places that they frequent daily such as bus benches and bus boards. We believe that these campaigns are both an impactful and a cost-effective medium to reach more consumers. We believe these concentrated advertising efforts as well as the anticipated international acceptance of our new styles should generate additional demand for our products in 2005.

     Careful management of expenses. During the fourth quarter of 2003, we implemented some initial cost reductions based on our anticipated sales levels and due to these initiatives we have seen reductions in our selling and general and administrative expenses on a percentage of net sales basis in 2004. During 2004, we also focused on maximizing the profitability of our existing retail stores and international subsidiaries rather than expanding into new markets.

     In 2003, we expanded our international operations with the establishment of subsidiaries in Canada, the Benelux Region and Italy. These subsidiaries support our direct selling efforts in those countries and are in addition to our subsidiaries established in the United Kingdom, Germany, France and Spain. Because we believe that we have established our international direct selling presence in most major international retail markets, we did not form any additional international subsidiaries in 2004 and we do not anticipate expanding our international subsidiary business into new markets in 2005. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product.

     Strategic product licensing. We believe that selective licensing of the Skechers brand name to non-footwear related manufacturers broadens and enhances the Skechers image without requiring us to expend significant capital investments or incur significant incremental operating expenses. We signed our first licensing deal in 2002, and as of December 31, 2004, we had eight domestic and three international licensing agreements under the categories of apparel, accessories, loungewear and swimwear. Our most significant license to date is with Kids Headquarters for Skechers Kids apparel, which launched for back-to-school selling season in 2003. Due to the successful launch of the children’s apparel line, we have expanded the agreement to include infant and toddler apparel and boys’ and girls’ daywear and sleepwear. We also make royalty payments for the use of other brands. During 2004, we began shipping product and making royalty payments for the use of Rhino Unltd. and Rhino Red in our footwear lines.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Net sales

     Net sales for 2004 were $920.3 million, an increase of $85.3 million or 10.2% over net sales of $835.0 million in 2003. The increase in net sales was due to increased wholesale sales, retail sales and increased direct international sales in the United Kingdom, Germany, Spain, Benelux, Italy and Canada, offset by decreased sales in France. Our domestic wholesale segment increased 3.1% or $17.5 million to $580.4 million compared to $562.9 million in 2003. The increase in domestic wholesale segment net sales came on a 6.0% unit sales volume decrease to 31.4 million pairs from 33.4 million pairs in 2003. Our average selling price per pair increased 10.2% to $18.58 from $16.86 in 2003. The increase in average selling price per pair and the decrease in unit sales volume were due to the reduced level of markdown and closeout merchandise in 2004, when compared to 2003, when we were focused on reducing our inventory levels as discussed above.

     Our retail segment sales increased $32.2 million to $176.8 million in 2004, a 22.3% increase over sales of $144.6 million in 2003. The increase in retail sales was due to the increase in warehouse and factory outlet stores and positive comparable store sales. Since December 31, 2003, we have opened four new domestic stores and closed four other domestic stores. These new stores contributed $2.5 million in net sales during 2004. Of our new store additions, three were outlet stores and one was a warehouse store, which tend to have higher average sales per store than our concept stores. In addition, during 2004, we realized positive comparable store sales increases in many of our domestic and international retail stores ranging from an increase of 2.5% in our warehouse stores comparable sales to an increase of 16.9% in our international store comparable sales. Our domestic retail sales increased 20.5% due to positive comparable sales and having twenty-three retail stores that were opened in 2003 being open the entire year in 2004.

     We currently have 114 domestic retail stores, and we believe that we have a presence in most major markets. As such, we believe we are able to curtail our retail expansion and therefore, we only currently plan to open between seven and ten domestic retail store stores in 2005. During 2004 we closed four retail stores as compared to closing two retail stores in 2003. We periodically review all of our stores for impairment. Further, we carefully review our under- performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease. Our international retail sales increased 44.6% in 2004 compared to 2003, due to increased comparable sales, six stores opened in 2003 being open the entire year of 2004, as well as favorable currency translation adjustments. We currently do not anticipate opening any international retail stores in 2005.

     Our international wholesale segment sales increased $34.9 million to $156.5 million in 2004, a 28.7% increase over sales of $121.6 million in 2003. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. The increase in international wholesale sales was due to increased distributor and direct subsidiary sales. Our distributor sales increased $16.1 million to $84.2 million in 2004, a 23.6% increase over sales of $68.1 million in 2003. This was primarily due to increased sales into Japan, Panama, Chile, the Philippines and Australia. Our international direct sales increased $18.8 million to $72.3 million in 2004, a 35.1% increase over sales of $53.5 million in 2003. The increase in direct sales was primarily due to increased sales into the United Kingdom, Germany, Canada, Italy and Spain, offset by decreased sales into France.

     Our e-commerce sales increased $0.9 million to $6.7 million in 2004, a 15.5% increase over sales of $5.8 million in 2003. Our e-commerce sales made up less than 1% of our consolidated net sales in both fiscal 2003 and 2004.

Gross profit

     Gross profit for 2004 increased $54.5 million to $372.2 million as compared to $317.7 million in 2003, which included an increase of $27.7 million, or 14.9%, to $213.5 million in 2004 compared to $185.8 million in 2003 for our domestic wholesale segment. Gross profit as a percentage of net sales, or gross margin, increased to 40.4% in 2004 from 38.0% in 2003. This gross margin increase was the result of the increase in domestic wholesale margins, which increased to 36.8% in 2004 from 33.0% for 2003, and as a result of retail sales becoming a larger portion of consolidated net sales, which achieve higher gross margins than our wholesale sales. The domestic wholesale margin increase was primarily due to the significantly lower volume of markdown merchandise, lower sales allowances and a lower volume of close-out product to discounters, all of which previously resulted from our significantly higher levels of inventory in 2003. In addition, we realized higher margins within our Men’s and Women’s Sport lines and Women’s Active lines in 2004 compared to 2003.

     Gross profit for our retail segment increased $15.1 million, or 17.5%, to $101.4 million in 2004 as compared to $86.3 million in 2003. This increase in gross profit was due to 29 stores that were opened in 2003 being open the entire year in 2004 and positive comparable store sales. Gross margins decreased to 57.4% in 2004 as compared to 59.7% in 2003. The decrease in margin was primarily due to a larger portion of our retail sales coming from our lower margin outlet and warehouse stores, despite both positive comparable store sales increases and new store openings in these formats. In addition, we increased our promotional price activity within those store formats in 2004 when compared to 2003 which drove down our margins.

     Gross profit for our international wholesale segment increased $11.7 million, or 27.6%, to $54.1 million for 2004 compared to $42.4 million in 2003. Gross margins were 34.6% for 2004 compared to 34.9% in 2003. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our international subsidiary sales increased to 42.4% for 2004 compared to 41.6% in 2003. The increase in gross margins for our international subsidiary sales was due to a broader acceptance of our new styles as well as a lower volume of close-out product to discounters.

     During the second half of 2004, our third-party manufacturers located in China notified us of electrical shortages which has caused them, in some cases, to shut down production at least one day a week. For production orders that were outstanding with firm delivery dates and that did not ship in time to meet our delivery requirements, the manufacturer paid the costs to overnight product to our distribution centers. These electrical shortages may extend the production time necessary to produce our orders, and there may be circumstances where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges. We are currently unable to determine the extent, if any, of any adverse margin impact we may realize as a result of air freighting product to customers. Premium freight charges incurred during 2004 were not significant.

     Our cost of sales includes the cost of footwear purchased from our manufacturers, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers fees and storage costs. Because we include expenses related to our distribution network in general and administrative expenses while some of our competitors may include expenses of this type in cost of sales, our gross margins may not be comparable, and we may report higher gross margins than some of our competitors in part for this reason.

Licensing

     Net licensing royalties increased $1.5 million, or 35.7%, to $5.7 million for 2004 compared to $4.2 million in 2003. The increase in licensing royalties is primarily the result of an additional $2.5 million in royalties associated with our licensing agreement for Skechers Kids apparel with Kids Headquarters, which launched during the back-to-school selling season in 2003. During 2003, we entered into various domestic and international licensing agreements. These new licensing arrangements have been in the development stage, and many of these licensed products became available at retail during 2004. The increase in licensing royalties was offset by increased royalty payments made by us of $1.0 million associated with our licensing agreement for our Rhino Unltd. and Rhino Red lines. We expect our licensing revenue from Kids Headquarters to slightly increase in 2005; however, this increase could be offset by increased royalty payments associated with our license agreement with Rhino Unltd.

Selling expenses

     Selling expenses decreased by $5.0 million, or 5.9%, to $79.7 million for 2004 from $84.7 million in 2003. As a percentage of net sales, selling expenses were 8.7% and 10.1% in 2004 and 2003, respectively. Selling expenses consist primarily of the following accounts: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with marketing materials.

     The decrease in selling expenses was primarily due to reduced media advertising expenses of $8.6 million, offset by increased trade show and catalog expenses of $1.6 million and increased sales commissions and sales representative samples of $2.0 million. Media advertising decreased due to a reduction in international advertising and promotional costs of approximately $3.0 million despite commencing a major international print campaign in 2004 featuring international pop star Christina Aguilera, a reduction in television advertising of $3.7 million and reduced promotional spending of $1.9 million.

General and administrative expenses

     General and administrative expenses increased by $10.4 million, or 4.4%, to $249.0 million for 2004 from $238.6 million in 2003. As a percentage of sales, general and administrative expenses were 27.1% and 28.6% in 2004 and 2003, respectively. General and administrative expenses consist primarily of the following accounts: salaries, wages and related taxes and various overhead costs associated with our corporate staff, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, amongst other expenses. Our distribution network related costs are included in general and administrative expenses and are not allocated to segments.

     The increase in expenses was primarily the result of increased revenues in 2004. The increase in general and administrative expenses was primarily due to increased salaries and wages and related payroll costs of $7.3 million, increased warehouse and distribution costs of $2.6 million, increased rent of $2.0 million and increased bad debt expense of $2.1 million, which were partially offset by lower professional fees of $3.9 million and travel expenses of $2.0 million. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $107.2 million and $98.4 million for 2004 and 2003, respectively. Impairment charges related to the write-off of fixed assets at one of our domestic retail stores was $0.04 million in 2004 as compared to $0.6 million for the same period last year.

     During 2004, we modified our wholesale and retail expansion strategies. We believe that we have established our presence in most major domestic and international retail markets. As such, we believe that we are able to curtail our retail expansion, and therefore, we opened only four domestic and no international retail stores in 2004 while closing four other stores. We currently plan to open between seven and ten stores in 2005. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently do not anticipate entering any new international markets in 2005. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product.

     During the fourth quarter of 2003, we implemented some initial cost reductions based on our anticipated sales levels and have realized some benefits from these reductions. We continue to review our cost structure to develop efficiencies within our operations; however, we believe that our current cost structure is consistent with our anticipated sales levels in 2005.

Interest expense

     Net interest expense for 2004 decreased $0.8 million to $8.0 million for 2004 compared to net interest expense of $8.8 million in 2003. Interest expense is derived from our convertible notes, mortgages on our distribution center, our corporate office located in Manhattan Beach, California, our capital lease obligations and interest on amounts owed to our foreign manufacturers. The reduction in interest expense is due to the amortized reduction of our long-term debt and capital leases.

Other income (expense)

     Other expense, net increased $2.4 million to $2.6 million for 2004, compared to $0.2 million in year 2003. The increase in other expense was due the settlement of various lawsuits for $2.3 million in 2004.

Income taxes

     The effective tax rate for 2004 was 39.2%. Income tax expense for 2004 was $15.2 million compared to $1.5 million for 2003. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2004 rate is lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Net sales

     Net sales for 2003 were $835.0 million, a decrease of $108.6 million, or 11.5%, from net sales of $943.6 million in 2002. The decrease in net sales was due to reduced domestic wholesale sales, partially offset by increases in our direct international sales and retail sales. Our domestic wholesale segment decreased $119.7 million, or 17.5%, to $562.9 million for 2003 compared to $682.6 million in 2002. The decrease in domestic wholesale segment net sales resulted from a 5.2% unit sales volume decrease to 33.4 million pairs for 2003 from 35.2 million pairs in 2002. Our average selling price per pair decreased 13.0% to $16.86 in 2003 from $19.39 in 2002. The anticipated decrease in the average selling price per pair was due to our aggressive selling efforts to relieve our inventory levels that were built up from our inventory commitments at December 31, 2002. We had anticipated that our inventory commitments would be utilized by at-once orders in the first half of 2003, however, the level of at-once orders during this period were lower than anticipated. The lower level of at once orders during the first half of 2003 allowed our inventory levels to reach a high of $217.1 million at June 30, 2003. As such, we continued our aggressive sales campaign through the end of 2003, which negatively impacted our average selling price per pair.

     Our retail segment sales increased $19.3 million to $144.6 million in 2003, a 15.4% increase over sales of $125.3 million in 2002. The increase in retail sales was due to the opening of net 23 new domestic stores, which contributed $18.3 million in net sales, and six international stores, which contributed $2.6 million in net sales, as well as positive comparable store sales in 2003. Of our new store additions, eight were outlet stores and nine were warehouse stores, which tend to have higher average sales per store than our concept stores. In addition, during 2003, we realized positive comparable store sales increases in many of our domestic and international retail stores. During 2003, we operated 114 domestic retail stores, and closed two retail stores.

     Our international wholesale segment sales decreased $7.6 million to $121.6 million in 2003, a 5.9% decrease compared to sales of $129.2 million in 2002. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. The decrease in international wholesale sales was due to decreased distributor sales. Our distributor sales decreased $12.0 million to $68.1 million in 2003, a 15.0% decrease from sales of $80.1 million in 2002. This was primarily due to decreased sales into Canada, Japan and Chile. Our direct sales increased $4.4 million to $53.5 million in 2003, a 9.0% increase over sales of $49.1 million in 2002. The increase in direct sales was primarily due to increased sales into Germany, Spain and Canada, offset by decreases in the United Kingdom and France.

     E-commerce sales decreased 9.8% in 2003 when compared to 2002. Our e-commerce sales made up less than 1% of our consolidated net sales in both fiscal 2002 and 2003.

Gross profit

     Gross profit was $317.7 million for 2003 compared to $386.7 million in 2002. Gross profit as a percent of net sales was 38.0% compared to 41.0% in 2002. Gross profit for our domestic wholesale segment decreased $76.6 million or 29.2% to $185.8 million in 2003 compared to $262.4 million in 2002. The decrease in margin was due to the decrease in domestic wholesale margins, which were 33.0% in 2003 compared to 38.4% in 2002. The decrease in domestic wholesale margins was due to our aggressive sales strategy, primarily in the second half of 2003, that we employed in order to reduce our inventory levels. The effect of this sales strategy was a 13.0% decrease in the average selling price per pair for the year and a domestic wholesale margin of 27.1% during the fourth quarter of 2003, compared to 33.8% in the fourth quarter of 2002. Offsetting the domestic wholesale margin decrease in fiscal 2003 was the increase in our domestic retail sales, which have a higher gross margin than domestic wholesale sales, as they have become a higher percentage of our consolidated net sales. During the second half of 2003, we moved a significant amount of excess and clearance priced inventory.

     Gross profit for our retail segment increased $10.8 million, or 14.3%, to $86.3 million in 2003 compared to $75.5 million in 2002. The increase in gross profit was due to the net addition of 23 domestic retail stores and having 13 retail stores that were opened in 2002 being open the entire year of 2003. Gross profit as a percent of sales was 59.7% in 2003, compared to 60.2% in 2002. The decrease in margins in 2003, when compared to the same period in 2002, was primarily due to a larger portion of our retail sales coming from our outlet and warehouse stores, which experienced both positive comparable store sales increases and new stores openings.

     Gross profit for our international wholesale segment decreased $3.0 million, or 6.6%, to $42.4 million in 2003 compared to $45.4 million in 2002. Gross profit as a percentage of net sales was 34.9% in 2003 compared to 35.2% in 2002. The decrease in margin was due a higher volume of closeout product to discounters.

Licensing

     During 2003, we recognized net licensing royalties of $4.2 million compared to $1.1 million during 2002. The increase in licensing royalties was due to our children’s apparel licensing agreement with Kid’s Headquarters. During 2003, we entered into various domestic and international licensing agreements. These new licensing arrangements have been in the development stage, and many of these licensed products were available all of 2003.

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

General and administrative expenses

     General and administrative costs for 2003 were $238.6 million, an increase of 13.1% over general and administrative expenses of $210.9 million in 2002. General and administrative expenses as a percent of sales were 28.6% in 2003 compared to 22.3% in 2002. The increase in general and administrative expenses was due to increased salaries, wages, taxes and related benefits of $13.0 million, increased rent of $8.5 million, increased depreciation of $3.6 million, increased insurance of $1.8 million and $619,000 of impairment charges related to the write-off of fixed assets at three of our domestic retail stores. The increase in expenses were primarily the result of our continued expansion of both our domestic and international retail operations, in which we added a net total of 29 stores and established subsidiaries in Canada, the Netherlands and Italy.

     During fiscal 2002 and 2003, we significantly increased the number of domestic and international retail stores, expanded our direct selling efforts into Spain, the Benelux region, Canada and Italy, and established our European distribution center in Belgium to provide inventory fulfillment services to our international customers and our own retail stores. Our consolidated net sales for fiscal 2002 and 2003 decreased 1.7 % and 11.5%, respectively, when compared to the prior years net sales. As a result of our expansion efforts, we have expanded our infrastructure with costs that are fixed in the short term. As a result of the decrease in sales, coupled with an increase in operating expenses associated with our expansion strategies, we realized a de-leveraging of our expenses in fiscal 2003.

Interest expense

     Interest expense for fiscal 2003 was $8.8 million, which was consistent with interest expense of $8.9 million in 2002. Interest expense is derived from our convertible notes, mortgages on our distribution center and corporate office located in California, our capital lease obligations and interest on amounts owed to our foreign manufacturers. Our total average debt levels and average interest rates have remained comparable from 2002 to 2003.

Other income (expense)

     Other, net was an expense of $0.2 million in 2003 compared to income of $1.6 million in 2002. The reduction in other, net income was due to reduced foreign exchange gains and reduced rent earned from leasing office space at one of our administrative offices in 2003, when compared to 2002.

Income taxes

     We provided $1.5 million in income taxes for 2003 despite our generating a pretax loss. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The tax provided was the result of generating tax losses in low tax rate jurisdictions and the inability to use those losses against income in higher rate jurisdictions. During 2002, our effective tax rate was 37.6%, which is lower than the expected domestic rate of 40%, due to our international expansion into lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital at December 31, 2004 was $313.9 million, an increase of $38.8 million from working capital of $275.1 million at December 31, 2003. Our cash and cash equivalents at December 31, 2004 were $137.7 million compared to $113.5 million at December 31, 2003. The increase in cash and cash equivalents was the result of increased operating cash flows due to our net earnings of $23.6 million in 2004 as compared to a net loss of $11.9 million in 2003 as well as stock option exercises of $8.9 million, offset by capital spending of $16.0 million.

     During 2004, our operating activities generated $33.0 million in net cash compared to cash provided by operating activities of $12.3 million for 2003. The significant improvement in our operating cash flows for 2004, when compared to 2003, was the result of increased earnings offset by weaker than expected receivable collections.

     Net cash used in investing activities was $16.0 million for 2004 as compared to $24.1 million in 2003. In the third quarter of 2004, we completed the purchase of our corporate headquarters and administrative offices located at 228 Manhattan Beach Boulevard, Manhattan Beach, California. We paid $11.0 million in cash for the property, which consists of a three-story building of approximately 28,000 square feet. The reduction in capital expenditures in 2004 was primarily due to the decrease in the number of new store openings. The reduction in capital expenditures is also reflective of our reduced international expansion activities. We currently expect our capital expenditures for 2005 to be approximately $7 to $10 million, which includes the opening of seven to ten domestic retail stores, minor capital improvements at our distribution centers and investments in information technology. We do not anticipate entering any new international markets in 2005. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows or through our $150.0 million line of credit facility, which had no outstanding borrowings at December 31, 2004.

     Net cash provided by financing activities was $5.9 million during 2004, compared to net cash used in financing activities of $0.9 million during 2003. The increase in cash provided by financing activities was due to increased cash provided from the exercise of stock options, offset by a larger repayment of our long-term debt, when compared to 2003.

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

     We have available a secured line of credit, as amended as of December 31, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (5.0% at December 31, 2004) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at December 31, 2004 were $4.3 million. Available borrowings under the line of credit at December 31, 2004 were $147.9 million, and no amounts were outstanding at December 31, 2004. We pay an unused line of credit fee of 0.25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined: stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits to the payment of dividends if in default of any provision of the agreement. We were in compliance with these covenants at December 31, 2004.

     We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through 2005. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table aggregates all material contractual obligations and commercial commitments as of December 31, 2004:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-Term Obligations (1)	$100,125	$4,050	$96,075	—	—
Other Long Term Debt	28,127	2,525	4,520	$3,567	$17,515
Capital Lease Obligations	9,141	3,459	5,682	—	—
Operating Lease Obligations (2)	197,954	30,427	55,618	43,062	68,847
Purchase Obligations (3)	130,917	130,917	—	—	—
Minimum payments related to our licensing arrangements	5,220	1,000	2,220	2,000	—
Financed insurance premiums	1,705	1,705	—	—	—

	$473,189	$174,083	$164,115	$48,629	$86,362

(1)	The long-term debt consists of our 4.50% convertible notes receivable due April 15, 2007 and related interest payments due in April and October of each year unless converted into our Class A common stock as provided for in the indenture agreement.

(2)	Operating lease commitments consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at December 31, 2004.

(3)	Purchase obligations includes the following (i) purchase orders for the purchase footwear of $45.0 million that may be cancelable in certain instances given the timing of cancellation, (ii) outstanding letters credit of $4.3 million and (iii) open purchase commitments with our foreign manufacturers for $81.6 million. We currently expect to fund these commitments with cash flows from operations.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting estimates are affected by more significant judgments used in the preparation of our consolidated financial statements: revenue recognition, promotional items, valuation allowances, inventory reserves, valuation of intangible and long-lived assets, litigation reserves, valuations of deferred income taxes, cooperative arrangements and foreign currency translation.

     Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. The significant portion of our revenue is recognized upon shipment of footwear. Domestically, goods are shipped directly from our domestic distribution center in Ontario, California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For our international wholesale accounts, product is shipped direct from our distribution center in Liege, Belgium, and revenue is recognized upon shipment from the distribution center. For our distributor sales, the goods are delivered directly from the independent factories to our distributors’ freight forwarders on a Free Named Carrier (FCA) basis, and revenue is recognized upon receipt of a freight cargo receipt. In all of the above cases, each of the following has been met prior to revenue recognition: title has passed, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

     Royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e. as licensed sales are reported to our company). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

     Promotional items. We typically provide for two types of promotional items, footwear and non-footwear. Promotional items are accounted for as follows:

•	Footwear. Footwear products that are sold at a reduced price to our customers either through our wholesale or retail distribution channels, are recorded in the net sales line item at the ultimate amount received/billed at the time of revenue recognition. Footwear given away as part of a promotion (i.e. seeding product to celebrities and editors, through promotions and events as well as charity related functions, etc.) is included in the line item costs of sales. These amounts are immaterial in relation to our total cost of sales line items. Sales samples that are used by our sales personnel and distributors are charged to the line item selling expense, at cost. The footwear that is given away is generally not given to any existing wholesale or retail customers.

•	Non-footwear. Non-footwear promotional items, such as concert promotions and give-aways at these events (i.e. key chains, t-shirts, etc.), are charged to advertising and promotions expense, which are included in the line item selling expense. Such items are generally considered brand promotion.

Allowance for bad debts, returns and customer chargebacks.

•	Allowance for bad debts

     We insure selected customer account balances both greater than $200,000 and accepted by the insurance company. If insured customers do not pay, we are fully insured for non-payment that resulted from credit problems. We also provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account, and it is adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.

•	Reserve for chargebacks, returns and allowances

     We reserve for potential disputed amounts or chargebacks with our customers. Our chargeback reserve is based on a collectibility percentage based on factors such as: historical trend, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and other allowances based on historical trends.

     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last two months. This percentage is based on our historical loss rate. A 1% change in this rate would not have a significant impact on our results of operations. Gross trade accounts receivable balance was $126.5 million and the allowance for bad debts, returns and customer chargebacks was $6.0 million at December 31, 2004.

     Inventory reserves. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At December 31, 2004, our gross inventory value was $151.0 million and our inventory reserve was $1.2 million.

     Valuation of long-lived assets. When circumstances warrant, we assess the impairment of long-lived assets that require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	the asset’s ability to continue to generate income;

•	any loss of legal ownership or title to the asset(s);

•	any significant changes in our strategic business objectives and utilization of the asset(s); or

•	the impact of significant negative industry or economic trends.

     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our domestic retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative contribution opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. At December 31, 2004 we recorded an impairment charge for leasehold improvements and furniture and fixtures at one of our retail stores totaling $0.04 million.

     Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would depend on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on a large portion of the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

     Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance.

     Cooperative arrangements. We do not have a formal cooperative advertising program and any activity is usually small. Any payments made or credits provided to our resellers are either charged against net sales, if the criteria of Emerging Issues Task Force Issue No. 01-9 has not been met, or charged to the line item caption selling expense when the applicable criteria has been met. Amounts that are charged as an expense in the line item caption selling expense are typically supported by an invoice or other supporting documentation from our customers that provide verifiable support of their expenditures, which may include third-party invoices for advertising-related costs, i.e. photo and catalog costs.

     Foreign currency translation. Our international operations generally use their respective local currencies as their functional currency. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”), revenues and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which such revenues and expenses occur. International subsidiaries that use their local currency as their functional currency translate their assets and liabilities using current rates of exchange at the balance sheet date. The resulting translation gains and losses for such subsidiaries are included within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. One international subsidiary has a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. A substantial portion of our intercompany loans are considered long-term investments and are included as a component of translation adjustment in other comprehensive income.

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

FUTURE ACCOUNTING CHANGES

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The company plans to adopt Statement 123 using the modified-prospective method. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 1(m) to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million, $0.8 million and $2.0 million in 2002, 2003 and 2004, respectively.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our Consolidated Financial Statements but we do not expect it to have a material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     We do not hold any derivative securities that require fair value presentation per FASB Statement No. 133.

     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

     Interest rate fluctuations. At December 31, 2004, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

     Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s revenues, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. We do not engage in hedging activities with respect to such exchange rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skechers U.S.A., Inc.:

     We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Skechers U.S.A. Inc’s., internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skechers U.S.A., Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Skechers U.S.A., Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skechers U.S.A., Inc’s. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Skechers U.S.A., Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Skechers U.S.A., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2004 and the related financial statement schedule, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
March 11, 2005

SKECHERS U.S.A., INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December, 31	December, 31
	2003	2004
ASSETS

Current Assets:
Cash and cash equivalents	$113,479	$137,653
Trade accounts receivable, less allowances of $7,861 in 2003 and $6,043 in 2004	98,751	120,463
Due from officers and employees	623	346
Other receivables	3,910	2,380

Total receivables	103,284	123,189
Inventories	137,917	149,757
Prepaid expenses and other current assets	12,366	10,139
Deferred tax assets	2,910	3,865

Total current assets	369,956	424,603

Property and equipment, at cost, less accumulated depreciation and amortization	86,324	82,564
Intangible assets, at cost, less accumulated amortization	2,006	1,641
Deferred tax assets	2,711	4,906
Other assets, at cost	5,536	4,939

TOTAL ASSETS	$466,533	$518,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	$3,226	$3,123
Accounts payable	78,725	93,694
Accrued expenses	12,881	13,903

Total current liabilities	94,832	110,720

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	26,047	23,038

Total liabilities	210,879	223,758

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 19,116 and 22,234 shares issued and outstanding at December 31, 2003 and December 31, 2004, respectively	19	22
Class B Common Stock, $.001 par value; 60,000 shares authorized; 18,886 and 17, 011 shares issued and outstanding at December 31, 2003 and December 31, 2004, respectively	19	17
Additional paid-in capital	105,272	117,091
Accumulated other comprehensive income	8,137	12,005
Retained earnings	142,207	165,760

Total stockholders’ equity	255,654	294,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$466,533	$518,653

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	2002	2003	2004
Net sales	$943,582	$834,976	$920,322
Cost of sales	556,909	517,290	548,119

Gross profit	386,673	317,686	372,203
Royalty income, net	1,145	4,170	5,714

	387,818	321,856	377,917

Operating expenses:
Selling	94,274	84,653	79,673
General and administrative	210,889	238,550	248,999

	305,163	323,203	328,672

Earnings (loss) from operations	82,655	(1,347)	49,245

Other income (expense):
Interest income	887	670	243
Interest expense	(9,814)	(9,509)	(8,216)
Other, net	1,613	(187)	(2,552)

	(7,314)	(9,026)	(10,525)

Earnings (loss) before income taxes	75,341	(10,373)	38,720
Income tax expense	28,305	1,494	15,167

Net earnings (loss)	$47,036	$(11,867)	$23,553

Net earnings (loss) per share:
Basic	$1.26	$(0.31)	$0.61

Diluted	$1.20	$(0.31)	$0.59

Weighted average shares:
Basic	37,275	37,840	38,638

Diluted	40,854	37,840	39,800

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

						ACCUMULATED
	COMMON STOCK				ADDITIONAL	OTHER		TOTAL
	SHARES		AMOUNT		PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	CLASS A	CLASS B	CLASS A	CLASS B	CAPITAL	INCOME	EARNINGS	EQUITY
Balance at December 31, 2001	15,329	21,482	$15	$21	$91,909	$33	$107,038	$199,016
Comprehensive income:
Net earnings	—	—	—	—	—	—	47,036	47,036
Foreign currency translation adjustment	—	—	—	—	—	2,983	—	2,983

Total comprehensive income								50,019

Contribution of common stock to the 401(k) Plan	48	—	—	—	702	—	—	702
Proceeds from issuance of common stock under the employee stock purchase plan	175	—	—	—	1,777	—	—	1,777
Proceeds from issuance of common stock under the employee stock option plan	652	—	1	—	4,674	—	—	4,675
Tax effect of non-qualified stock options	—	—	—	—	3,047	—	—	3,047
Conversion of Class B common stock into Class A common stock	2,165	(2,165)	2	(2)	—	—	—	—

Balance at December 31, 2002	18,369	19,317	18	19	102,109	3,016	154,074	259,236
Comprehensive income:
Net earnings (loss)	—	—	—	—	—	—	(11,867)	(11,867)
Foreign currency translation adjustment	—	—	—	—	—	5,121	—	5,121

Total comprehensive income (loss)								(6,746)

Deferred compensation	—	—	—	—	123	—	—	123
Contribution of common stock to the 401(k) Plan	83	—	—	—	707	—	—	707
Proceeds from issuance of common stock under the employee stock purchase plan	196	—	—	—	1,319	—	—	1,319
Proceeds from issuance of common stock under the employee stock option plan	37	—	—	—	190	—	—	190
Tax effect of non-qualified stock options	—	—	—	—	824	—	—	824
Conversion of Class B common stock into Class A common stock	431	(431)	1	—	—	—	—	1

Balance at December 31, 2003	19,116	18,886	19	19	105,272	8,137	142,207	255,654
Comprehensive income:
Net earnings	—	—	—	—	—	—	23,553	23,553
Foreign currency translation adjustment	—	—	—	—	—	3,868	—	3,868

Total comprehensive income								27,421

Deferred compensation	—	—	—	—	129	—	—	129
Contribution of common stock to the 401(k) Plan	94	—	—	—	763	—	—	763
Proceeds from issuance of common stock under the employee stock purchase plan	165	—	—	—	1,384	—	—	1,384
Proceeds from issuance of common stock under the employee stock option plan	984	—	1	—	7,521	—	—	7,522
Tax effect of non-qualified stock options	—	—	—	—	2,022	—	—	2,022
Conversion of Class B common stock into Class A common stock	1,875	(1,875)	2	(2)	—	—	—	—

Balance at December 31, 2004	22,234	17,011	$22	$17	$117,091	$12,005	$165,760	$294,895

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2002	2003	2004
Cash flows from operating activities:
Net earnings (loss)	$47,036	$(11,867)	$23,553
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,428	21,123	20,523
Amortization of deferred financing costs	541	765	765
Amortization of intangible assets	101	475	490
Provision for bad debts and returns	4,963	7,317	4,871
Tax benefit of non-qualified stock options	3,047	824	2,022
Non cash stock compensation	—	123	129
Deferred taxes	4,101	(4,918)	(3,150)
Loss on disposal of equipment	137	730	163
(Increase) decrease in assets:
Receivables	13,660	(4,570)	(24,150)
Inventories	9,825	11,852	(11,560)
Prepaid expenses and other current assets	2,973	2,593	216
Other assets	197	(396)	93
Increase (decrease) in liabilities:
Accounts payable	11,372	(8,890)	16,387
Accrued expenses	1,433	(2,842)	2,694

Net cash provided by operating activities	116,814	12,319	33,046

Cash flows used in investing activities:
Capital expenditures	(14,520)	(20,664)	(15,875)
Acquisition of Canadian distributor	—	(2,344)	—
Purchase of intellectual property	—	(1,125)	(125)
Proceeds from the sales of property and equipment	—	16	35

Net cash used in investing activities	(14,520)	(24,117)	(15,965)

Cash flows from financing activities:
Net proceeds from the sales of stock through employee stock purchase plan and the exercise of stock options	6,451	1,509	8,905
Net payments related to short-term borrowings	(84,174)	—	—
Payments on long-term debt	(2,453)	(2,420)	(3,042)
Proceeds from the issuance of convertible subordinated notes, net of offering costs	86,175	—	—

Net cash provided by (used in) financing activities	5,999	(911)	5,863

Net increase (decrease) in cash and cash equivalents	108,293	(12,709)	22,944
Effect of exchange rates on cash and cash equivalents	983	1,358	1,230
Cash and cash equivalents at beginning of year	15,554	124,830	113,479

Cash and cash equivalents at end of year	$124,830	$113,479	$137,653

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,283	$8,451	$8,190
Income taxes	19,192	4,267	15,761

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     The Company issued 48,072, 83,351 and 93,692 shares of Class A common stock to the Company’s 401k plan, with a value of $702,000, $707,000, and $763,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

     In addition, we acquired equipment aggregating $0.3 million and $2.3 million under capital lease obligations for the years ended December 31, 2002 and 2003, respectively.

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company

     Skechers U.S.A., Inc. (the “Company”) designs, develops, markets and distributes footwear. The Company also operates retail stores and an e-commerce businesses.

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

(b) Business Segment Information

Skechers operations are organized along its distribution channels and consists of the following operating segments:

Domestic Wholesale – The sale of footwear directly to department stores, specialty and independent retailers throughout the United States.

International Wholesale – The sale of footwear directly to department stores, specialty and independent retailers in Switzerland, the United Kingdom, Germany, France, Spain, Italy, Austria, Ireland, Canada and the Benelux Region, and through distributors who sell our footwear to department stores and specialty retail stores across Eastern Europe, Asia, South America, Africa, the Middle East and Australia.

Retail – We own and operate retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:

•	Concept Stores. Located in marquee street locations and high performing regional malls, concept stores promote awareness of the Skechers brand and showcase a broad assortment of in-season footwear styles. The products offered in our concept stores are full price, in season and typically attract fashion conscious consumers.

•	Factory Outlet Stores. Factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points.

•	Warehouse Outlet Stores. Freestanding warehouse outlet stores appeal to our most value conscious consumers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner.

Detail segment information is provided in note 12.

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

     Net royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

(d) Cash Equivalents

     Cash equivalents consist primarily of certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(e) Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), certain international operations use the respective local currencies as their functional currency, while other international operations use the U.S. Dollar as their functional currency. The Company considers the U.S. dollar as its functional currency. The Company operates internationally through the following foreign subsidiaries: Skechers U.S.A. Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers U.S.A. Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers U.S.A. Iberia, SL located in Spain, Skechers Deutschland, GmbH located in Germany, Skechers USA France S.A.S. located in France, Skechers EDC SPRL located in Belgium, Skechers U.S.A. Benelux B.V. located in the Netherlands, Skechers U.S.A. Italia S.r.l., located in Italy, all with a functional currency of the Euro. Additionally, one international subsidiary, Skechers S.a.r.l. located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translation of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income (loss). Total comprehensive income (loss) for the three years ended December 31, 2004 consists of the following:

	2002	2003	2004
Net earnings (loss)	$47,036	$(11,867)	$23,553
Accumulated other comprehensive income:
Foreign currency translation adjustments	2,983	5,121	3,868

Total comprehensive income (loss)	$50,019	$(6,746)	$27,421

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

(i) Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives ranging from 5–10 years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of December 31, 2003 and 2004 are as follows (in thousands):

	December 31,
	2003	2004
Intellectual property	$1,125	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(1,169)	(1,659)

Total Intangible Assets	$2,006	$1,641

(j) Long-Lived Assets

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recognized impairment charges of approximately $0.04 million and $0.6 million for the years ended December 31, 2004 and 2003, respectively. The impairment charges related to the write down of fixed assets at company owned retail stores.

(k) Advertising Costs

     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2002, 2003 and 2004 was approximately $76.8 million, $62.9 million and $56.0 million, respectively. Prepaid advertising costs at December 31, 2003 and 2004 were $0.8 million and $1.2 million, respectively. Prepaid amounts outstanding at December 31, 2003 and 2004 represent the unamortized portion of endorsement contracts and advertising in trade publications which had not run as of December 31, 2003 and 2004, respectively.

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

     The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands):

	Fiscal Year Ended December 31,
Basic earnings per share	2002	2003	2004
Net earnings (loss)	$47,036	$(11,867)	$23,553
Weighted average common shares outstanding	37,275	37,840	38,638
Basic earnings (loss) per share	$1.26	$(0.31)	$0.61

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands):

	Fiscal Year Ended December 31,
Diluted earnings per share	2002	2003	2004
Net earnings (loss)	$47,036	$(11,867)	$23,553
After tax effect of interest expense on 4.50% convertible subordinated notes	1,832	—	—

Earnings (loss) for purposes of computing diluted earnings per share	$48,868	$(11,867)	$23,553

Weighted average common shares outstanding	37,275	37,840	38,638
Dilutive stock options	1,063	—	1,162
Weighted average assumed conversion of 4.50% convertible subordinated notes	2,516	—	—

Weighted average common shares outstanding	40,854	37,840	39,800

Diluted earnings (loss) per share	$1.20	$(0.31)	$0.59

     Options to purchase 931,922, 5,232,487 and 1,689,717 shares of common stock at prices ranging from $2.78 to $29.45 were outstanding at December 31, 2002, 2003 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive. The impact from the assumed conversion of the 4.50% convertible subordinated notes in 2003 and 2004 was anti-dilutive and, was therefore excluded from those calculations.

(m) Stock Compensation

     The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended. Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of APB No. 25 and to comply with the pro forma disclosure requirements under SFAS 123. The Company applies the fair value techniques of SFAS 123 to measure compensation cost for options/warrants granted to nonemployees.

     The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during 2002, 2003 and 2004 were $5.04 per share, $4.95 per share and $5.39 per share, respectively. See note 6 (d) regarding assumptions used in the Black-Scholes option valuation model.

     The following table illustrates the effects on net earnings (loss) had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black- Scholes option-pricing model in each period (in thousands):

	2002	2003	2004
Net earnings (loss), as reported	$47,036	$(11,867)	$23,553
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(8,746)	(6,231)	(4,012)

Pro forma net earnings (loss) for basic pro forma earnings per share	38,290	(18,098)	19,541
Add back interest on 4.50% debentures, net of tax	1,832	—	—

Pro forma net earnings (loss) for diluted pro forma earnings per share	$40,122	$(18,098)	$19,541

Pro forma net earnings (loss) per share:
Basic	$1.03	$(0.48)	$0.51
Diluted	0.98	(0.48)	0.49

     Pro forma basic net earnings (loss) per share represents net pro forma earnings (loss) divided by the weighted average number of common shares outstanding for the period. Pro forma diluted earnings (loss) per share, in addition to the weighted average determined for pro forma basic earnings (loss) per share, includes the dilutive effect of common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, if their effects are dilutive.

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

(o) Product Design and Development Costs

     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $6.0 million, $6.1 million and $5.7 million during the years ended December 31, 2002, 2003 and 2004, respectively.

(p) Fair Value of Financial Instruments

     The carrying amount of the Company’s financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

     The fair value of the Company’s short-term borrowings reflects the fair value based upon current rates available to the Company for similar debt. The fair value of the Company’s 4.50% Convertible Subordinated Notes at December 31, 2004 was $88.7 million, based on the price of the debt in the public market, compared to a carrying value of $90.0 million.

(q) New Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company plans to adopt Statement 123 using the modified-prospective method. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 1(m) to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million, $0.8 million and $2.0 million in 2002, 2003 and 2004, respectively.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our Consolidated Financial Statements, but we do not expect it to have a material impact.

(2) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 and 2004 is summarized as follows (in thousands):

	2003	2004
Land	$12,358	$16,158
Buildings and improvements	21,445	28,881
Furniture, fixtures and equipment	68,141	71,540
Leasehold improvements	50,262	51,324

Total property and equipment	152,206	167,903
Less accumulated depreciation and amortization	65,882	85,339

Property and equipment, net	$86,324	$82,564

(3) ACCRUED EXPENSES

     Accrued expenses at December 31, 2003 and 2004 is summarized as follows (in thousands):

	2003	2004
Accrued inventory purchases	$3,401	$4,537
Accrued payroll and related taxes	6,796	7,425
Taxes payable	75	1,097
Accrued interest	839	844
Other accrued liabilities	1,770	—

Accrued expenses	$12,881	$13,903

(4) SHORT-TERM BORROWINGS

The Company has available a secured line of credit, as amended on December 31, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (5.0% at December 31, 2004) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million of which 50% decreases the amount available for borrowings under the agreement. Outstanding letters of credit at December 31, 2004 were $4.3 million. Available borrowings under the line of credit at December 31, 2004 were $147.9 million, and no amounts were outstanding at December 31, 2003 and 2004. The Company pays an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined: stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth requirement as defined in the agreement; and limits to the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at December 31, 2004.

(5) LONG-TERM BORROWINGS

     Long-term debt at December 31, 2003 and 2004 is as follows (in thousands):

	2003	2004
4.50% Convertible Subordinated Notes due April 15, 2007 (see below)	$90,000	$90,000
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	10,388	10,204
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,776 due February 2011	7,615	7,522
Capital lease obligation, due in aggregate monthly installments of $195 (includes principal and interest), interest rate of 7.66%, secured by equipment, balloon payment of $4,431 due February 2006 (see note 11)	8,208	6,438
Capital lease obligation, due in quarterly installments of $171.6 (includes principal and interest), fixed rate of interest at 7.0%, secured by property, through July 2007 (see note 11)	2,052	1,588
Capital lease obligations, due in aggregate monthly installments of $60, interest rates from 7.25%-9.59%, secured by equipment, maturing in various installments through January 2007 (see note 11)	1,010	409

Subtotal	119,273	116,161
Less current installments	3,226	3,123

Total long-term debt	$116,047	$113,038

     The aggregate maturities of long-term borrowings at December 31, 2004 are as follows:

2005	$3,123
2006	5,716
2007	90,568
2008	377
2009	407
Thereafter	15,970

$116,161

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

     The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross default provisions. The Company is in compliance with all its material non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt at December 31, 2004.

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

     During 2003 and 2004 certain Class B stockholders converted 431,056 and 1,875,372 shares of Class B common stock to Class A common stock, respectively.

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

     Shares subject to option under the Stock Option Plan were as follows:

		WEIGHTED
	SHARES	OPTION PRICE
Outstanding at December 31, 2001	4,498,158	$11.53
Granted	1,689,595	7.77
Exercised	(652,396)	7.17
Canceled	(105,974)	11.22

Outstanding at December 31, 2002	5,429,383	10.89
Granted	267,500	7.99
Exercised	(36,491)	5.21
Canceled	(427,905)	11.27

Outstanding at December 31, 2003	5,232,487	10.75
Granted	905,000	8.47
Exercised	(983,947)	7.75
Canceled	(178,199)	11.40

Outstanding at December 31, 2004	4,975,341	10.90

Options available for grant at December 31, 2004	3,076,614

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
					WEIGHTED
	NUMBER	WEIGHTED	WEIGHTED	NUMBER	AVERAGE
RANGE OF	OUTSTANDING	AVERAGE REMAINING	AVERAGE	EXERCISABLE AT	EXERCISE
EXERCISE PRICE	DECEMBER 31, 2004	CONTRACTUAL LIFE	EXERCISE PRICE	DECEMBER 31, 2004	PRICE
$2.78 to $8.83	1,962,110	7.9 years	$6.93	1,001,678	$6.34
$8.84 to $11.78	1,323,514	5.9 years	10.73	1,289,264	10.74
$11.79 to $20.62	1,410,217	5.7 years	14.06	1,331,167	14.05
$20.63 to $29.45	279,500	5.2 years	23.57	267,000	23.66

	4,975,341	6.6 years	10.90	3,889,109	$11.63

     At December 31, 2002, 2003 and 2004, the number of options exercisable for each year was 2,436,449, 3,711,340, and 3,889,109, respectively. The weighted-average exercise price of those options was $10.98, $11.00 and $11.63, respectively.

(c) Stock Purchase Plan

     Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (1998 Stock Purchase Plan). The Company’s Employee Stock Purchase Plan (the “ESPP”) provides that a total of 2,781,415, shares of Class A Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. During 2002, 2003 and 2004, 175,098, 195,893 and 164,502 shares were issued, respectively, under the 1998 Stock Purchase Plan for which the Company received approximately $1.8 million, $1.3 million, and $1.4 million, respectively.

(d) Stock Compensation

     For pro forma net income purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for grants were as follows:

	2002	2003	2004
Dividend yield	—	—	—
Expected volatility	82%	77%	73%
Risk-free interest rate	2.7%	2.5%	3.23%
Expected life of option	5	5	5

     The weighted-average fair value per share of options granted during 2002, 2003, and 2004 were $5.04, $4.95, and $5.39, respectively.

(7) OTHER INCOME (EXPENSE), NET

     Other income (expense), net at December 31, 2002, 2003 and 2004 is summarized as follows (in thousands):

	2002	2003	2004
Gain (loss) on foreign exchange	$1,078	$80	$(258)
Legal settlements	132	(394)	(2,294)
Other revenue	403	127	—

Total other income, net	$1,613	$(187)	$(2,552)

(8) INCOME TAXES

     The provisions for income tax expense were as follows (in thousands):

	2002	2003	2004
Actual income taxes:
Federal:
Current	$20,031	$4,956	$15,060
Deferred	3,398	(3,223)	(2,328)

Total federal	23,429	1,733	12,732

State:
Current	3,592	1,139	3,087
Deferred	703	(570)	(1,415)

Total state	4,295	569	1,672

Foreign :
Current	581	317	170
Deferred	—	(1,125)	593

Total foreign	581	(808)	763

Total income taxes	$28,305	$1,494	$15,167

     Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2002	2003	2004
Expected income tax expense	$26,364	$(3,594)	$13,552
State income tax, net of federal benefit	2,767	240	1,296
Rate differential on foreign income	(1,003)	4,358	433
Non-deductible expenses	422	342	301
Other	(245)	148	(415)

Total provision for income taxes	$28,305	$1,494	$15,167

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2004 are presented below (in thousands):

DEFERRED TAX ASSETS:	2003	2004
Deferred tax assets — current:
Inventory adjustments	$2,649	$2,677
Accrued expenses	2,066	2,168
Allowances for receivables	2,563	1,445

Total current assets	7,278	6,290
Deferred tax assets — long term:
Depreciation on property and equipment	1,585	4,373
Loss carryforward	2,723	1,842
Valuation allowance	(1,597)	(1,309)

Total long term assets	2,711	4,906

Total deferred tax assets	9,989	11,196

Deferred tax liabilities — current:
Prepaid expenses	3,071	2,241
Deferred revenue	1,114	—
Other	183	184

Total deferred tax liabilities	4,368	2,425

Net deferred tax assets	$5,621	$8,771

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     Consolidated U.S. income (loss) before taxes was $69.3 million, $2.0 million, and $35.0 million for the years ended December 31, 2002, 2003, and 2004, respectively. The corresponding income (loss) before taxes for non-U.S. based operations was $6.0, ($12.4), and $3.7 million for the years ended December 31, 2002, 2003, and 2004, respectively.

     As of December 31, 2003 and December 31, 2004, Skechers had combined foreign operating loss carry-forwards to reduce future taxable income of approximately $7.8 million and $5.3 million, respectively. Some of these net operating losses expire beginning in 2016 and several can be carried forward indefinitely.

     The Company had negative accumulated earnings from its foreign subsidiaries of ($2.4) million, and therefore has not provided for withholding and U.S. federal income taxes for undistributed earnings.

(9) BUSINESS AND CREDIT CONCENTRATIONS

     The Company operates in the footwear industry and generates most of its sales in the United States, although its products are sold into various foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $83.1 million and $88.2 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2003 and 2004, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $23.6 million and $38.3 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2003 and 2004, respectively. International net sales amounted to $134.9 million, $132.0 million and $157.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2002, 2003 and 2004 were $2.7 million, $8.0 million and $4.9 million respectively, and did not significantly differ from management’s expectations.

     Net sales to customers in North America exceeded 80% of total net sales for each of the years in the three-year period ended December 31, 2004. Assets located outside North America consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets and totaled $92.3 million and $99.7 million at December 31, 2003 and 2004, respectively.

     During 2002, 2003 and 2004, no customer accounted for 10% or more of net sales. One customer accounted for 10.6% and 10.9% of net trade receivables at December 31, 2003 and 2004, respectively.

     During 2002, the Company had four manufacturers, each of which accounted for between 9.3% and 22.7% of total purchases. During 2003, the Company had four manufacturers, each of which accounted for between 7.4% and 24.6% of total purchases. During 2004, the Company had four manufacturers, each of which accounted for between 7.9% and 28.2% of total purchases.

     Most of the Company’s products are produced in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these risk factors have not had a material adverse impact on the Company’s operations.

(10) BENEFIT PLAN

     The Company has adopted a profit sharing plan covering all employees who are 21 years of age and have completed one year of service. The plan was amended in April 2001 to allow employees to enter into the plan after six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period.

     The Company’s contributions to the plan amounted to $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. As its contribution to the plan for 2002, 2003 and 2004, the Company issued 83,351, 93,692 and 59,203 shares of its Class A common stock, respectively, which were issued in the first quarter of 2003, 2004 and 2005, respectively. The shares contributed to the plan contain certain restrictions regarding the subsequent sales of those shares.

(11) COMMITMENTS AND CONTINGENCIES

(a) Leases

     The Company leases facilities under operating lease agreements expiring through July 2027. The Company pays taxes, maintenance and insurance in addition to the lease obligation. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through April 2006. Rent expense for the years ended December 31, 2002, 2003 and 2004 approximated $22.2 million, $29.0 million and $31.4 million, respectively.

     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through July 2007. The cost of this property and equipment was $18.0 million with a net book value of $6.7 million at December 31, 2003. The cost of this property and equipment was $17.4 million with a net book value of $4.4 million at December 31, 2004. Amortization of these assets is included in depreciation expense in the statement of cash flows.

     Step rent provisions and escalation clauses are taken into account in computing our minimum lease payments and the minimum lease payments are recognized on a straight-line basis over the minimum lease term. Subsequent adjustments to our lease payments due to changes in an existing index, usually the consumer price index, are typically included in our calculation of the minimum lease payments when the adjustment is known. Lease concessions, in our case is usually a free rent period, is considered in the calculation of our minimum lease payments for the minimum lease term.

     One of our capital equipment leases contains various financial covenants. The financial covenants related to this capital equipment leases are as follows:

1.	The Company shall maintain an EBIT to interest expense ratio of at least 3:1, and;

2.	Maximum total liabilities to tangible net worth ratio of 2.5:1.

     The covenants must be measured no less than twice each year on June 30 based on six months of operating results ending June 30 and on December 31 based on six months of operating results ending December 31. We were in compliance with these covenants at December 31, 2004.

     Future minimum lease payments under noncancellable leases at December 31, 2004 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
Year ending December 31:
2005	$3,459	$30,427
2006	5,466	28,851
2007	216	26,767
2008	—	22,569
2009	—	20,493
Thereafter	—	68,846

	9,141	$197,953

Less imputed interest	706

Present value of net minimum lease payments	$8,435

     The Company terminated its subleased office space to unrelated third parties during 2004.

(b) Litigation

     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. On July 7, 2004, a third class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. On December 20, 2004, the parties agreed to a preliminary settlement that fully resolves all claims brought by the plaintiffs in each of the three lawsuits. Under the terms of the preliminary settlement, which is still subject to court approval, Skechers will pay a potential maximum settlement amount of $1.8 million, which was recorded to other expense in the consolidated statement of operations during the fourth quarter of 2004, to cover claims made by eligible class members, plaintiff attorneys’ fees and costs, and costs of a third-party administrator.

     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. Skechers moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted Skechers’ motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. Skechers has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. The court took the hearing off calendar and has the motion under submission as of the filing date of this annual report. Discovery has not commenced. While it is too early to predict the outcome of the litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.

     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. Discovery has not yet commenced and is stayed for the present time. While it is too early to predict the outcome of the litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.

     On March 1, 2005, Travis Greenfield filed a lawsuit against Skechers in the Superior Court of the State of California, County of Los Angeles, TRAVIS GREENFIELD v. SKECHERS U.S.A., ROBERT GREENBERG et. al. (Case No. BC 329605). The complaint alleges wrongful termination in violation of public policy and wrongful termination/discrimination in violation of California Government Code §12940 for both gender discrimination and sexual orientation discrimination. The complaint seeks economic damages, compensatory damages, punitive and exemplary damages, interest and attorneys’ fees. Skechers plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and predict whether the outcome will have a material adverse effect on Skechers’ financial condition or results of operations.

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

     (c) Purchase Commitments

     At December 31, 2004, the Company had purchase commitments of approximately $81.6 million for the purchase of footwear.

     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 2003 and 2004 were $43.3 million and $45.0 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $2.3 million in 2002, $1.9 million in 2003 and $3.1 million in 2004.

(12) SEGMENT INFORMATION

     In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as described in note 1. We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales. Our international wholesale distribution channel does not have similar economic characteristics since the margins, customer base, and distribution channels are different. In addition, each of our retail store formats, Concept, Factory Outlet, and Warehouse Outlet stores, have a different (i) mix of product offerings, (ii) price points, (iii) gross margins, (iv) demographics of the store location, and (v) physical store size and layout. Management evaluates segment performance based primarily on net sales and gross margins.

     All costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. The vast majority of the Company’s capital expenditures related to the retail operations both domestically and internationally. Net sales, gross margins and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the “All Other” segment on a combined basis were as follows (in thousands):

	2002	2003	2004
Net sales
Domestic wholesale	$682,593	$562,924	$580,386
International wholesale	129,232	121,637	156,470
Retail	125,309	144,582	176,783
All other	6,448	5,833	6,683

Total	$943,582	$834,976	$920,322

	2002	2003	2004
Gross Profit
Domestic wholesale	$262,441	$185,849	$213,490
International wholesale	45,440	42,422	54,128
Retail	75,478	86,284	101,402
All other	3,314	3,131	3,183

Total	$386,673	$317,686	$372,203

	2003	2004
Identifiable Assets
Domestic wholesale	$315,375	$355,628
International wholesale	78,359	95,879
Retail	71,574	66,084
All other	1,225	1,062

Total	$466,533	$518,653

Geographic Information

The following summarizes our operations in different geographic areas for the period indicated:

	2002	2003	2004
Net Sales (1)
North America (2)	$808,784	$710,252	$763,224
Europe	134,798	124,724	157,098

Total	$943,582	$834,976	$920,322

	2003	2004
Identifiable Assets
North America (2)	$380,930	$418,937
Europe	85,603	99,716

Total	$466,533	$518,653

(1) The Company has subsidiaries in the United Kingdom, France, Germany, Spain, Italy, Canada, and the Netherlands that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2) The Company’s North American operations are in the United States and Canada.

(13) RELATED PARTY TRANSACTIONS

     The Company had net sales to R. Siskind & Company in the amount of $0 million and $0.9 million for the year ended December 31, 2003 and December 31, 2004, respectively. The Company had no outstanding accounts receivable from R. Siskind & Company at December 31, 2003 and December 31, 2004, respectively. Mr. Siskind, who is a director of the Company, founded R. Siskind & Company, which is a business that purchases brand name men’s and women’s apparel and accessories and redistributes those items to off-price retailers, and he is its sole shareholder, Chief Executive Officer, President and sole member of its Board of Directors.

     The Company has receivables from officers and employees of $0.6 million and $0.3 million at December 31, 2003, and December 31, 2004, respectively.

     We had no other significant transactions with or payables to officers, directors, or significant shareholders of the Company.

(14) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized unaudited financial data are as follows (in thousands):

2003	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$208,593	$229,278	$221,821	$175,284
Gross profit	90,318	89,595	78,638	59,135
Net earnings (loss)	8,461	(2,125)	(5,860)	(12,343)

Net earnings (loss) per share:

Basic	$.22	$(.06)	$(.15)	$(.33)
Diluted	.22	(.06)	(.15)	(.33)

2004	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$221,488	$234,704	$257,658	$206,472
Gross profit	89,707	95,423	104,591	82,482
Net earnings	7,046	8,342	6,037	2,128

Net earnings per share:
per share:
Basic	$0.18	$0.22	$0.16	$0.05
Diluted	0.18	0.21	0.15	0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     Attached as exhibits to this annual report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this annual report sets forth the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to our company that is required to be included in our periodic reports filed with the SEC under the Exchange Act.

CHANGES IN INTERNAL CONTROL

     Although there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, we have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ended December 31, 2004. The results of our evaluation are discussed below in Management’s Report on Internal Control Over Financial Reporting

     This effort included internal control documentation and review under the direction of senior management. During the course our evaluation, we reviewed identified data errors and control problems and confirmed that appropriate corrective actions, including process improvements, were undertaken. These improvements included formalization of policies and procedures, improved segregation of duties and additional monitoring controls. Many of the components of our internal controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our internal controls, and to modify them as necessary. Our intent is to maintain the internal controls as dynamic systems that change as conditions warrant.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act and in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that as of December 31, 2004, our internal control over financial reporting is effective.

     Our independent registered public accountants, KPMG LLP, audited the financial statements included in this annual report on Form 10-K and have issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which is included in Part II, Item 8 of this annual report on Form 10-K.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 39 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 65 of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Years Ended December 31, 2002, 2003 and 2004

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2002:
Allowance for chargebacks	$3,618	$1,138	$(925)	$3,831
Allowance for doubtful accounts	1,072	1,409	(854)	1,627
Reserve for sales returns and Allowances	2,423	2,416	(1,799)	3,040
Year-ended December 31, 2003:
Allowance for chargebacks	$3,831	$1,276	$(4,087)	$1,020
Allowance for doubtful accounts	1,627	306	(734)	1,199
Reserve for sales returns and Allowances	3,040	5,736	(3,134)	5,642
Year-ended December 31, 2004:
Allowance for chargebacks	$1,020	$1,858	$(2,300)	$578
Allowance for doubtful accounts	1,199	1,814	(1,126)	1,887
Reserve for sales returns and Allowances	5,642	1,199	(3,263)	3,578

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
2.1	Agreement of Reorganization and Plan of Merger (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.1	Certificate of Incorporation (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

3.2	Bylaws (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.2	Purchase Agreement, dated April 14, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.1 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.3	Indenture, dated April 9, 2002, between the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.2 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.4	Form of Specimen Restricted Global Security (incorporated by reference to exhibit number 4.3 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

4.5	Registration Rights Agreement, dated April 9, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.4 of the Registrant’s Form 10-Q for the period ending June 30, 2002).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.2**	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q, for the period ending June 30, 2000).

10.3-10.5	[Reserved].

10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ending December 31, 1999).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the period ending June 30, 1999).

10.9	Lease Agreement and Addendum, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the registrant’s Form 10-K for the year ending December 31, 1999).

10.9(a)	Addendum No. 2, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.9(a) of the Registrant’s Form 10-K for the year ending December 31, 2003).

10.10	Amended and Restated Loan and Security Agreement between the Registrant and Heller Financial, Inc., dated September 4, 1998 (incorporated by reference to exhibit number 10.10 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(a)	Term Loan A Note, dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(b)	Revolving Note dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(b) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(c)	First Amendment to Amended and Restated Loan and Security Agreement, dated September 11, 1998 (incorporated by reference to exhibit number 10.10(c) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(d)	Second Amendment to Amended and Restated Loan and Security Agreement, dated December 23, 1998 (incorporated by reference to exhibit number 10.10(d) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10(e)	Third Amendment to Amended and Restated Loan and Security Agreement dated February 1, 2000 (incorporated by reference to exhibit number 10.10(e) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.10(f)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 1, 2000 (incorporated by reference to exhibit number 10.10(f) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.10(g)	Fifth Amendment to Amended and Restated Loan and Security Agreement dated July 11, 2001 (incorporated by reference to exhibit number 10.10(g) of the Registrant’s Form 10-Q for the period ending September 30, 2001).

10.10(h)	Sixth Amendment to Amended and Restated Loan and Security Agreement dated June 12, 2002 (incorporated by reference to exhibit number 10.10(h) of the Registrant’s Form 10-K for the year ending December 31, 2003).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.10(i)	Seventh Amendment to Amended and Restated Loan and Security Agreement dated April 18, 2002 (incorporated by reference to exhibit number 10.10(i) of the Registrant’s Form 10-K for the year ending December 31, 2003).

10.10(j)	Eighth Amendment to Amended and Restated Loan and Security Agreement dated September 30, 2002 (incorporated by reference to exhibit number 10.10(j) of the Registrant’s Form 10-K for the year ending December 31, 2003).

10.10(k)	Ninth Amendment to Amended and Restated Loan and Security Agreement dated August 18, 2003 (incorporated by reference to exhibit number 10.10(k) of the Registrant’s Form 10-K for the year ending December 31, 2003).

10.10(l)	Tenth Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2003 (incorporated by reference to exhibit number 10.10(l) of the Registrant’s Form 10-K for the year ending December 31, 2003).

10.10(m)	Eleventh Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2004.

10.11	Lease Agreement, dated April 15, 1998, between the Registrant and Holt/Hawthorn and Victory Partners, regarding 228 Manhattan Beach Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.11 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.12	Commercial Lease Agreement, dated February 19, 1997, between the Registrant and Richard and Donna Piazza, regarding 1110 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.12 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.13	Lease Agreement and Addendum, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.13 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.13(a)	Addendum No. 2, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.13(a) of the Registrant’s Form 10-K for the year ending December 31, 2003).

10.14	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.14(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.15	Lease Agreements, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P. , regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.16	Commercial Lease Agreement, dated April 10, 1998, between the Registrant and Proficiency Ontario Partnership, regarding 5725 East Jurupa Street (incorporated by reference to exhibit number 10.16 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on July 29, 1998).

10.17-10.18	[Reserved].

10.19	Standard Offer, Agreement and Escrow Instructions, Addendum and Additional Provisions, dated October 12, 2000, between the Registrant and/or its assignees and Champagne Building Group L.P., for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.19 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.20	Lease Agreement, dated November 15, 1999, between the Registrant and Champagne Building Group L.P., regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.20 of the Registrant’s Form 10-K for the year ending December 31, 1999).

10.21	Amendment of Lease Agreement dated December 20, 2000, between the Registrant and Yale Investments, LLC (a wholly owned subsidiary of the Registrant), regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.21 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.22	Purchase and Sale Agreement with Escrow Instructions, dated November 13, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.22(a)	First Amendment to Purchase and Sale Agreement, dated November 29, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22(a) of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.23	Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.24	Assignment and Assumption Agreement, dated December 27, 2000, between the Registrant and Pacifica California/Apollo, LLC, regarding 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.24 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.25	Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.26	Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ending December 31, 2000).

10.27	Lease Agreement, dated April 28, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.27 of the Registrant’s Form 10-K for the year ending December 31, 2001).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.27(a)	First Amendment to Lease Agreement, dated October 26, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.27(a) of the Registrant’s Form 10-K for the year ending December 31, 2003).

10.28	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ending December 31, 2001).

10.28(a)	First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28(a) of the Registrant’s Form 10-K for the year ending December 31, 2003).

10.29	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ending December 31, 2002).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 16th day of March 2005.

SKECHERS U.S.A., INC.

By:	/S/ ROBERT GREENBERG

Robert Greenberg
Chairman of the Board and
Chief Executive Officer

POWER OF ATTORNEY

     We, the undersigned officers and directors of Skechers U.S.A., Inc., do hereby constitute and appoint Robert Greenberg, Michael Greenberg and David Weinberg, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this report, and we do hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ROBERT GREENBERG Robert Greenberg	Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/S/ MICHAEL GREENBERG Michael Greenberg	President and Director	March 16, 2005

/S/ DAVID WEINBERG David Weinberg	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 16, 2005

/S/ JEFFREY GREENBERG Jeffrey Greenberg	Director	March 16, 2005

/S/ J. GEYER KOSINSKI J. Geyer Kosinski	Director	March 16, 2005

/S/ FREDERICK H. SCHNEIDER Frederick H. Schneider	Director	March 16, 2005

/S/ RICHARD SISKIND Richard Siskind	Director	March 16, 2005