Form 10-Q
period 2005-03-31
SKECHERS USA INC
filed 2005-05-10
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-14429

SKECHERS U.S.A., INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4376145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 MANHATTAN BEACH BLVD.
MANHATTAN BEACH, CALIFORNIA 90266
(Address of principal executive office, zip code)

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 2, 2005: 22,589,161.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 2, 2005: 16,981,189.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March, 31	December, 31
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$139,019	$137,653
Trade accounts receivable, less allowances of $7,251 in 2005 and $6,043 in 2004	150,490	120,463
Due from officers and employees	330	346
Other receivables	3,307	2,380

Total receivables	154,127	123,189
Inventories	130,709	149,757
Prepaid expenses and other current assets	7,141	10,139
Deferred tax assets	3,865	3,865

Total current assets	434,861	424,603

Property and equipment, at cost, less accumulated depreciation and amortization	80,227	82,564
Intangible assets, less accumulated amortization	1,502	1,641
Deferred tax assets	4,906	4,906
Other assets, at cost	4,492	4,939

TOTAL ASSETS	$525,988	$518,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	$7,144	$3,123
Accounts payable	89,719	93,694
Accrued expenses	14,238	13,903

Total current liabilities	111,101	110,720

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	18,134	23,038

Total liabilities	219,235	223,758

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 22,534 and 22,234 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	23	22
Class B Common Stock, $.001 par value; 60,000 shares authorized; 17,011 and 17,011 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	17	17
Additional paid-in capital	120,712	117,091
Accumulated other comprehensive income	9,974	12,005
Retained earnings	176,027	165,760

Total stockholders’ equity	306,753	294,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525,988	$518,653

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended March 31,
	2005	2004
Net sales	$246,219	$221,488
Cost of sales	145,039	131,781

Gross profit	101,180	89,707
Royalty income, net	340	1,388

	101,520	91,095

Operating expenses:
Selling	18,173	16,090
General and administrative	66,330	61,041

	84,503	77,131

Earnings from operations	17,017	13,964

Other income (expense):
Interest income	245	82
Interest expense	(1,815)	(2,119)
Other, net	1,551	(66)

	(19)	(2,103)

Earnings before income taxes	16,998	11,861
Income tax expense	6,731	4,815

Net earnings	$10,267	$7,046

Net earnings per share:
Basic	$0.26	$0.18

Diluted	$0.25	$0.18

Weighted average shares:
Basic	39,386	38,130

Diluted	44,317	42,448

Comprehensive income:
Net earnings	$10,267	$7,046
Foreign currency translation adjustment, net of tax	(2,031)	(248)

Total comprehensive income	$8,236	$6,798

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$10,267	$7,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,294	5,048
Amortization of deferred financing costs	192	191
Amortization of intangible assets	140	115
Provision for bad debts and returns	1,914	1,846
(Gain) Loss on disposal of equipment	(11)	6
(Increase) decrease in assets:
Receivables	(33,793)	(31,258)
Inventories	18,945	26,171
Prepaid expenses and other current assets	2,952	2,932
Other assets	153	151
Increase (decrease) in liabilities:
Accounts payable	(6,298)	(13,511)
Accrued expenses	1,622	3,931

Net cash provided by operating activities	1,377	2,668

Cash flows used in investing activities:
Capital expenditures	(1,321)	(1,330)

Net cash used in investing activities	(1,321)	(1,330)

Cash flows from financing activities:
Net proceeds from the sales of stock through employee stock purchase plan and the exercise of stock options	2,275	1,579
Payments on long-term debt	(943)	(766)

Net cash provided by financing activities	1,332	813

Net increase in cash and cash equivalents	1,388	2,151
Effect of exchange rates on cash and cash equivalents	(22)	(65)
Cash and cash equivalents at beginning of the period	137,653	113,479

Cash and cash equivalents at end of the period	$139,019	$115,565

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,800	$974
Income taxes	4,154	172

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     The Company issued 59,203 and 93,692 shares of Class A common stock to the Company’s 401k plan, with a value of $767,000 and $764,000 for the three months ended March 31, 2005 and 2004, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) GENERAL

Basis of Presentation

     The accompanying condensed consolidated financial statements of Skechers have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

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

Detailed segment information is provided in note 13.

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

     The Company recognizes revenue from retail sales at the point of sale.

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

(4) OTHER COMPREHENSIVE INCOME

     The Company operates internationally through the following foreign subsidiaries: Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, SL, located in Spain, Skechers USA Deutschland, GmbH, located in Germany, Skechers USA France SAS, located in France, Skechers EDC SPRL, located in Belgium, Skechers USA Benelux BV, located in the Netherlands, Skechers USA Italia srl, located in Italy; all with a functional currency of the Euro. Additionally, one international subsidiary, Skechers S.a.r.l located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.

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

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings per share	2005	2004
Net earnings	$10,267	$7,046
Weighted average common shares outstanding	39,386	38,130
Basic earnings per share	$0.26	$0.18

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings per share	2005	2004
Net earnings	$10,267	$7,046
After tax effect of interest expense on 4.50% convertible subordinated notes	612	601

Earnings for purposes of computing diluted earnings per share	$10,879	$7,647

Weighted average common shares outstanding	39,386	38,130
Dilutive stock options	1,465	852
Weighted average assuming conversion of 4.50% convertible subordinated notes	3,466	3,466

Weighted average common shares outstanding	44,317	42,448

Diluted earnings per share	$0.25	$0.18

     Options to purchase 689,495 and 3,178,034 shares of common stock at prices ranging from $15.28 to $24.00 and $10.48 to $24.00 were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive.

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

     The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during 2002, 2003 and 2004 were $5.04 per share, $4.95 per share and $5.39 per share, respectively.

     In connection with the exercise of options, the Company realized tax benefits of $0.6 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively, which have been credited to additional paid-in-capital.

     The following table illustrates the effects on net earnings had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model in each period (in thousands):

	Three-Months Ended March 31,
	2005	2004
Net earnings, as reported	$10,267	$7,046
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(493)	(1,520)

Pro forma net earnings for basic pro forma earnings per share	9,774	5,526
Add back interest on 4.50% debentures, net of tax	612	601

Pro forma net earnings for diluted pro forma earnings per share	$10,386	$6,127

Pro forma net earnings per share:
Basic	$0.25	$0.14
Diluted	0.23	0.14

     Pro forma basic net earnings per share represents net pro forma earnings divided by the weighted average number of common shares outstanding for the period. Pro forma diluted earnings per share, in addition to the weighted average determined for pro forma basic earnings per share, includes the dilutive effect of common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, if their effects are dilutive.

(7) INTANGIBLE ASSETS

     The Company complies with SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives ranging from 5–10 years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(1,798)	(1,659)

Total Intangible Assets	$1,502	$1,641

(8) OTHER INCOME (EXPENSE), NET

     Other income (expense), net at March 31, 2005 and 2004 is summarized as follows (in thousands):

	Three-Months Ended March 31,
	2005	2004
Gain (loss) on foreign exchange.	$(91)	$(66)
Legal settlements	1,642	—

Total other income, net	$1,551	$(66)

(9) INCOME TAXES

     The effective tax rate for the three months ended March 31, 2005 was 39.6%. Income tax expense for the three months ended March 31, 2005 was $6.7 million compared to $4.8 million for the same period in 2005. The tax provision was computed using the effective tax rates applicable to each of the domestic and international taxable jurisdictions. The rate for the three months ended March 31, 2005 is lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.

(10) SHORT-TERM BORROWINGS

     The Company has available a secured line of credit, as amended on December 31, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (5.75% at March 31, 2005) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. Under the agreement, available borrowings are reduced by 50% of the first million dollars of outstanding guarantees and 75% of outstanding guarantees that exceed $1 million dollars. Outstanding letters of credit and guarantees at March 31, 2005 were $4.9 million. Available borrowings under the line of credit at March 31, 2005 were $146.6 million, and no amounts were outstanding at March 31, 2005 and December 31, 2004. We pay an unused line of credit fee of         .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined; that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts; hence the financial covenants were not applicable at March 31, 2005.

(11) LITIGATION

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

     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. Skechers moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted Skechers’ motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. Skechers has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of Skechers and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. Discovery did not commence in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.

     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. The matter has now been settled in principle and a settlement stipulation between the parties has been signed. The settlement is still subject to court approval. The settlement will not have a material adverse effect on Skechers’ financial condition or results of operations as such amount will be paid by the Company’s insurance carrier.

     On March 1, 2005, Travis Greenfield filed a lawsuit against Skechers in the Superior Court of the State of California, County of Los Angeles, TRAVIS GREENFIELD v. SKECHERS U.S.A., ROBERT GREENBERG et. al. (Case No. BC 329605). The complaint alleges wrongful termination in violation of public policy and wrongful termination/discrimination in violation of California Government Code §12940 for both gender discrimination and sexual orientation discrimination. The complaint sought economic damages, compensatory damages, punitive and exemplary damages, interest and attorneys’ fees. Skechers plans on defending the allegations vigorously and believes the claims are without merit. The matter has now been settled and the settlement will not have a material adverse effect on Skechers’ financial condition or results of operations. The settlement has been accrued in the accompanying financial statements.

     On April 20, 2005, a complaint captioned MINNETONKA MOCCASIN CO. v. SKECHERS USA, INC. was filed in the United States District Court for the District of Minnesota. The complaint alleges claims for trademark infringement, deceptive trade practices, unfair competition and fraud. The complaint seeks compensatory damages, attorneys’ fees, and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

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

(12) STOCKHOLDERS’ EQUITY

     During the three months ended March 31, 2005, no shares of Class B common stock were converted to Class A common stock. During the three months ended March 31, 2004, certain class B stockholders converted 1,115,372 shares of Class B common stock into an equivalent number of Class A common stock.

(13) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

     In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as described in note 2. We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales. Our international wholesale distribution channel does not have similar economic characteristics as our domestic wholesale segment since the margins, customer base, and distribution channels are different. In addition, each of our retail store formats, Concept, Factory Outlet, and Warehouse Outlet stores, has a different (i) mix of product offerings, (ii) price points, (iii) gross margins, (iv) demographics of the store location, and (v) physical store size and layout. Management evaluates segment performance based primarily on net sales and gross margins.

     All costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. The vast majority of the Company’s capital expenditures related to the retail operations, both domestically and internationally. Net sales, gross margins and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the “All Other” segment on a combined basis were as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales
Domestic wholesale	$154,552	$140,353
International wholesale	47,401	40,602
Retail	43,026	39,251
All other	1,240	1,282

Total	$246,219	$221,488

	Three Months Ended
	March 31, 2005	March 31, 2004
Gross Profit
Domestic wholesale	$55,479	$52,800
International wholesale	19,655	14,944
Retail	25,425	21,277
All other	621	686

Total	$101,180	$89,707

	March 31, 2005	December 31, 2004
Identifiable Assets
Domestic wholesale	$362,148	$355,628
International wholesale	93,679	95,879
Retail	70,011	66,084
All other	150	1,062

Total	$525,988	$518,653

Geographic Information

The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net Sales (1)
North America (2)	$200,198	$182,121
Europe	46,021	39,367

Total	$246,219	$221.488

	March 31, 2005	December 31, 2004
Identifiable Assets
North America (2)	$426,975	$418,937
Europe	99,013	99,716

Total	$525,988	$518,653

(1)	The Company has subsidiaries in the United Kingdom, France, Germany, Spain, Italy, Canada, and the Netherlands that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	The Company’s North American operations are in the United States and Canada.

(14) BUSINESS AND CREDIT CONCENTRATIONS

     The Company operates in the footwear industry and generates most of its sales in the United States, although its products are sold into various foreign countries, the footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $114.3 million and $88.2 million before allowances for bad debts and sales returns, and chargebacks at March 31, 2005 and December 31, 2004, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $43.4 million and $38.3 million before allowance for bad debts, sales returns, and chargebacks at March 31, 2005 and December 31, 2004, respectively. International net sales amounted to $46.0 million and $39.4 million for the three months ended March 31, 2005 and 2004, respectively. The Company provided for potential credit losses of $1.9 million for both the three months ended March 31, 2005 and 2004, which did not significantly differ from management’s expectations.

     Net sales to customers in North America exceeded 80% of total net sales for the three months ended March 31, 2005 and 2004. Assets located outside North America consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets and totaled $99.0 million and $99.7 million at March 31, 2005 and December 31, 2004, respectively.

     The Company’s net sales to its five largest customers accounted for approximately 24.8% and 26.0% of total net sales as of March 31, 2005 and 2004, respectively. No customer accounted for more than 10% of our net sales during the quarters ended March 31, 2005 and March 31, 2004, respectively.

     The Company’s top five manufacturers produced approximately 62.6% and 62.7% of its total purchases for the three months ended March 31, 2005 and March 31, 2004, respectively. One manufacturer accounted for 27.5% and 26.1% of total purchases for the three months ended March 31, 2005 and March 31, 2004, respectively. A second manufacturer accounted for 15.3% and 14.3% of total purchases for the three months ended March 31, 2005 and March 31, 2004, respectively.

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

     The risks and uncertainties are detailed from time to time in reports filed by our company with the United States Securities and Exchange Commission (“SEC”), including reports on Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with electrical shortages or work stoppages that may lead to production delays; increased costs of freight and transportation to meet delivery deadlines; business disruptions due to energy shortages or natural disasters such as an earthquake due to the location of our domestic warehouse, headquarters and a substantial number of our retail stores; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with recent corporate governance legislation including the Sarbanes-Oxley Act of 2002; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in this report and other reports filed with the SEC.

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

FINANCIAL OVERVIEW

     We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “All Other” segment, which includes our e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Domestic wholesale segment net sales comprised 62.8% and 63.4% of total net sales for the three months ended March 31, 2005 and 2004, respectively. During the quarter ended March 31, 2005, we saw continued strong acceptance for our recently launched Marc Ecko Footwear and 310 Motoring lines, and we saw the strongest improvement in our men’s Sport line led by updates to Energy and Stamina styles and our women’s Active line led by fresh Bikers and Rhythms styles. In addition, during the quarter we signed two new footwear licensing agreements for which product is expected to be available in late 2005 or early 2006.

     We currently have 112 domestic retail stores and 11 international retail stores, and we believe that we have established our presence in most major retail markets. As such, during 2004, we modified our wholesale and retail expansion strategies and decided to curtail our retail expansion, and therefore, we did not open any new stores while closing two stores in the three months ended March 31, 2005. As we see our retail business becoming more profitable, we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets. We currently have plans to open an additional seven to ten domestic retail stores in 2005. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently anticipate only opening one international store in Canada during the second quarter of 2005. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product. Further, we periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.

     Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Cost of sales includes the cost of footwear purchased from our manufacturers, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers’ fees, and storage costs. As such, our gross margins may not be comparable to some of our competitors since we include expenses related to our distribution network in general and administrative expenses, whereas some of our competitors include expenses of this type in the line item cost of sales.

     Selling expenses. Selling expense consist primarily of the following accounts: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and costs associated with catalog production and distribution.

     General and administrative expenses. General and administrative expenses consist primarily of the following accounts: salaries, wages and related taxes and various overhead costs associated with our corporate staff, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, were $19.4 million and $17.1 million for the three months ended March 31, 2005 and 2004, respectively. Our distribution network-related costs are included in general and administrative expenses and are not allocated to segments.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from the Company’s results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended March 31,
	2005		2004
Net sales	$246,219	100.0%	$221,488	100.0%
Cost of sales	145,039	58.9	131,781	59.5

Gross profit	101,180	41.1	89,707	40.5
Royalty income, net	340	0.1	1,388	0.6

	101,520	41.2	91,095	41.1

Operating expenses:
Selling	18,173	7.4	16,090	7.3
General and administrative	66,330	26.9	61,041	27.6

	84,503	34.3	77,131	34.9

Earnings from operations	17,017	6.9	13,964	6.2
Interest expense, net	(1,570)	(0.6)	(2,037)	(0.8)
Other, net	1,551	0.6	(66)	—

Earnings before income taxes	16,998	6.9	11,861	5.4
Income taxes	6,731	2.7	4,815	2.2

Net earnings	$10,267	4.2%	$7,046	3.2%

Net sales

     Net sales for the three months ended March 31, 2005 were $246.2 million, an increase of $24.7 million or 11.2% over net sales of $221.5 million for the three months ended March 31, 2004. The increase in net sales was primarily due to acceptance of our new designs and styles of our in-season product, growth within the retail segment from positive comparative store sales increases (stores opened for at least one year), and sales increases from our subsidiaries in Canada, Germany, Italy, Benelux, and Spain. Our domestic wholesale net sales increased $14.2 million to $154.6 million during the three months ended March 31, 2005, from $140.4 million for the three months ended March 31, 2004. The average selling price per pair within the domestic wholesale segment increased to $16.58 per pair during the three months ended March 31, 2005, a 2.5% increase from $16.17 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 7.0% unit sales volume increase to 9.3 million pairs from 8.7 million pairs in 2004. The increase in average selling price per pair was due to stronger sales of in-line merchandise and lower levels of markdown and closeout merchandise. The higher level of net sales was attributable to our efforts beginning in 2004 to redevelop many of our existing lines, our focus on updating proven styles as well as developing new styles, and the launch of three new brands.

     Our retail segment net sales increased $3.7 million to $43.0 million for the three months ended March 31, 2005, a 9.4% increase over sales of $39.3 million for the same period in 2004. The increase in retail sales was due to positive comparable store sales in our concept stores and our factory and warehouse outlet stores. During the quarter, we realized double digit comparable store sales increases in many of our domestic and international retail stores ranging from an increase of 12.3% in our domestic concept stores comparable sales to an increase of 2.3% in our domestic warehouse outlet stores comparable sales. We closed two domestic concept stores and we did not open any stores during the three months ended March 31, 2005. Our international retail sales increased 18.7% for the three months ended March 31, 2005 compared to the same period last year, due to increased comparable sales and favorable currency translation adjustments.

     Our international wholesale segment sales were $47.4 million for the three months ended March 31, 2005, compared to $40.6 million for the three months ended March 31, 2004. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. The increase in international wholesale sales was primarily due to increased direct subsidiary sales which were partially offset by reduced distributor sales. Our international direct subsidiary sales increased $8.3 million to $31.9 million for the three months ended March 31, 2005, a 35.2% increase over sales of $23.6 million for the three months ended March 31, 2004. The increase in direct subsidiary sales was primarily due to increased sales in Canada, Germany, Italy, Benelux, and Spain.

     Our e-commerce sales were $1.2 million for the three months ended March 31, 2005 compared to sales of $1.3 million for the same period in 2004. Our e-commerce sales made up less than 1% of our consolidated net sales in both the three months ended March 31, 2005 and March 31, 2004.

     We currently anticipate that net sales for the three months ending June 30, 2005, will be in the range of $245 million to $255 million.

Gross profit

     Gross profit for the three months ended March 31, 2005 increased $11.5 million to $101.2 million as compared to $89.7 million for the three months ended March 31, 2004. Gross profit as a percentage of net sales, or gross margin, increased to 41.1% for the three months ended March 31, 2005, compared to 40.5% for the same three months in 2004. The gross margin increase was the result of increased retail and international wholesale margins as well as a higher percentage of international wholesale sales through our foreign subsidiaries partially offset by reduced domestic wholesale margins. Domestic wholesale gross margins decreased to 35.9% for the three months ended March 31, 2005, compared to 37.6% for the same period last year. Domestic wholesale gross profit increased $2.7 million, or 5.1%, to $55.5 million for the three months ended March 31, 2005 compared to $52.8 million in the same period in 2004. We realized higher margins within our Women’s Active, Boy’s, and Men’s Sport lines during the first three months of 2005 as compared to the same period last year.

     Gross profit for our retail segment increased $4.1 million, or 19.3%, to $25.4 million for the three months ended March 31, 2005 as compared to $21.3 million for the same period last year. This increase in gross profit was due to increased margins and positive comparable store sales. Gross margins increased to 59.1% for the three months ended March 31, 2005 as compared to 54.2% for the same period in 2004. The increase in gross margin was primarily due to a larger portion of our retail sales coming from our higher margin concept stores as well as acceptance of our new designs and styles.

     Gross profit for our international wholesale segment for the three months ended March 31, 2005 was $19.7 million compared to $14.9 million for the same period in 2004. Gross margin was 41.5% for the three months ended March 31, 2005 compared to 36.8% for the same period in 2004. The increase in gross margins for our international wholesale sales was primarily due a higher proportion of higher margin direct sales through our foreign subsidiaries. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our foreign direct subsidiary sales increased to 44.4% for the three months ended March 31, 2005 compared to 41.1% for the same period last year. Gross margins for our foreign distributor sales increased to 35.5% for the three months ended March 31, 2005 compared to 30.8% for the same period in 2004.

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

Licensing

     During the three months ended March 31, 2005, we recognized net licensing royalties of $0.3 million compared to $1.4 million during the same period in 2004. The decrease in licensing royalties was primarily the result of $0.2 million lower royalties associated with our licensing agreement for Skechers Kids apparel with Kids Headquarters and $0.7 million royalty payments made by us associated with our licensing agreement with Marc Ecko Footwear. We expect that our licensing revenue could be offset by increased royalty payments associated with our license agreement with Marc Ecko Footwear.

Selling expenses

     Selling expenses increased by 13.0% to $18.2 million for the three months ended March 31, 2005, from $16.1 million for the same period in 2004. As a percentage of net sales, selling expenses were 7.4% and 7.3% for the three months ended March 31, 2005 and 2004, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $1.6 million relating to international advertising and promotional costs and increased trade show expenses of $1.3 million due to the addition of our new lines, partially offset by decreased sales representative samples of $1.3 million. The higher sample costs in the prior year were associated with developing styles for new and existing product lines of which several are now current product offerings.

     We currently anticipate that tradeshow expenses for the three months ending June 30, 2005 will be lower than those incurred during the three months ended March 31, 2005 because the largest tradeshows that we exhibit at, WSA in Las Vegas and GDS in Germany, take place during the first quarter. We anticipate our advertising and related expenses to remain below our historic range of 8 to 10% of sales as we continue to focus on spending our advertising dollars more efficiently.

General and administrative expenses

     General and administrative expenses for the three months ended March 31, 2005 were $66.3 million, an increase of $5.3 million or 8.7%, compared to $61.0 million for the same period in 2004. General and administrative expenses as a percent of sales decreased to 26.9% for the three months ended March 31, 2005 from 27.6% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $2.6 million, higher warehouse and transportation costs of $1.0 million, higher temporary help of $0.9 million, and increased taxes and licenses of $0.8 million. The increase in salaries and wages, payroll costs, and temporary help related to supporting three new product lines and increased sales volume. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $19.4 million for the three months ended March 31, 2005 as compared to $17.1 million for the same period last year.

     We continue to review our cost structure to develop efficiencies within our operations; however, we believe that our current cost structure is consistent with our anticipated sales levels in 2005.

Interest expense

     Net interest expense for the three months ended March 31, 2005 decreased $0.4 million to $1.6 million compared to net interest expense of $2.0 million for the same period in 2004. Interest expense is derived from our convertible notes, mortgages on our distribution center, and our corporate office located in Manhattan Beach, California, our capital lease obligations and interest on amounts owed to our foreign manufacturers. The reduction in interest expense is due to the amortized reduction of our long-term debt and capital leases.

Other income (expense)

     Other income, net increased $1.7 million to $1.6 million for the three months ended March 31, 2005, compared to $0.1 million other expense, net for the same period in 2004. The increase in other income was due to the settlement of various lawsuits for $1.6 million during the three months ended March 31, 2005.

Income taxes

     The effective tax rate for the three months ended March 31, 2005 was 39.6% compared to 40.6% for the same period in 2004. Income tax expense for the three months ended March 31, 2005 was $6.7 million compared to $4.8 million for the same period in 2004. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the three months ended March 31, 2005 is lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital at March 31, 2005 was $323.8 million, an increase of $9.9 million from working capital of $313.9 million at December 31, 2004. Cash and cash equivalents at March 31, 2005 were $139.0 million compared to $137.7 million at December 31, 2004. The increase in cash and cash equivalents during the three months ended March 31, 2005 was the result of positive operating cash flows due to our net earnings of $10.3 million, a significant reduction in our inventory of $19.0 million and an increase in cash from the exercise of stock options which was partially offset by increased receivable balances due to increased net sales.

     During the three months ended March 31, 2005, our operating activities generated $1.4 million in net cash compared to cash provided by operating activities of $2.7 million for the same period in 2004. The decrease in our operating cash flows for the three months ended March 31, 2005, when compared to the same period in 2004 was the result of increased accounts receivable levels due to higher sales which was partially offset by reduced inventory and increased earnings.

     Net cash used by investing activities was $1.3 million for the three months ended March 31, 2005, compared to $1.3 million net cash used during the three months ended March 31, 2004. Capital expenditures primarily consisted of store remodeling and information technology hardware. We currently have plans to open an additional seven to ten domestic retail stores in 2005, and one international store in Canada during the second quarter of 2005. We anticipate that our capital expenditures for 2005 will be approximately $6.0 to $8.0 million primarily related to the opening of these new stores during 2005. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows or through our $150.0 million line of credit facility, which had no outstanding borrowings at March 31, 2005 and December 31, 2004.

     Net cash provided by financing activities was $1.3 million during the three months ended March 31, 2005, compared to net cash provided by financing activities of $0.8 million during the same period in 2004. The increase in cash provided from financing activities was due to increased cash from the exercise of stock options, partially offset by a larger repayment of our long-term debt when compared to the same period in 2004.

     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A Common Stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future senior debt. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness. The indenture provides for various non-financial covenants and cross default provisions, as defined in the agreement, with which we were in compliant at March 31, 2005. Net proceeds from the sale of the notes were $86.2 million. The refinancing of our short-term borrowings with long-term capital was done to provide us with long-term debt for the future growth of the business.

     In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have additional long-term debt of $25.3 million outstanding at March 31, 2005. This long-term debt consists of the following at March 31, 2005:

•	Note payable for $7.5 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $10.1 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $6.3 million for material handling equipment at one of our U.S. distribution center warehouses, which is secured by the equipment.

•	Capital lease liability for $1.4 million for material handling equipment at our European distribution center, which is secured by the equipment.

     Some of the above debt agreements may contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At March 31, 2005, we were in compliance with all of the covenants related to our long-term debt.

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

Disclosure about Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments as of March 31, 2005:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-Term Obligations (1)	$100,125	$4,050	$96,075	—	—
Other Long Term Debt	17,652	300	1,047	$845	$15,460
Capital Lease Obligations	7,626	2,283	5,343	—	—
Operating Lease Obligations (2)	203,055	29,992	80,059	40,965	52,039
Purchase Obligations (3)	163,875	163,875	—	—	—
Minimum payments related to our licensing arrangements	14,920	3,500	5,820	5,600	—
Financed insurance premiums	525	525	—	—	—

	$507,778	$204,525	$188,344	$47,410	$67,499

(1)	The long-term debt consists of our 4.50% convertible notes receivable due April 15, 2007 and related interest payments due in April and October of each year unless converted into our Class A common stock as provided for in the indenture agreement.

(2)	Operating lease commitments consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at March 31, 2005.

(3)	Purchase obligations includes the following (i) purchase orders for the purchase footwear of $45.9 million that may be cancelable in certain instances given the timing of cancellation, (ii) outstanding letters credit of $4.9 million and (iii) open purchase commitments with our foreign manufacturers for $113.1 million. We currently expect to fund these commitments with cash flows from operations.

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

     Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. A significant portion of our revenue is recognized upon shipment of footwear. Domestically, goods are shipped directly from our domestic distribution center in Ontario, California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For our international wholesale accounts, product is shipped direct from our distribution center in Liege, Belgium, and revenue is recognized upon shipment from the distribution center. For our distributor sales, the goods are delivered directly from the independent factories to our distributors’ freight forwarders on a Free Named Carrier (FCA) basis, and revenue is recognized upon receipt of a freight cargo receipt. In all of the above cases, each of the following has been met prior to revenue recognition: title has passed, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

     Promotional items. We typically provide for two types of promotional items, footwear and non-footwear. Promotional items are accounted for as follows:

•	Footwear. Footwear products that are sold at a reduced price to our customers either through our wholesale or retail distribution channels and are recorded in net sales at the ultimate amount received/billed at the time of revenue recognition. Footwear given away as part of a promotion (i.e. seeding product to celebrities and editors, through promotions and events as well as charity related functions, etc.) is included in costs of sales. These amounts are immaterial in relation to our total cost of sales. Sales samples that are used by our sales personnel and distributors are charged to selling expense, at cost. The footwear that is given away is generally not given to any existing wholesale or retail customers.

•	Non-footwear. Non-footwear promotional items, such as concert promotions and give-aways at these events (i.e. key chains, t-shirts, etc.), are charged to advertising and promotions expense, which is included in selling expense. Such items are generally considered brand promotion.

     Allowance for bad debts, returns and customer chargebacks.

•	Allowance for bad debts

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

     We reserve for potential disputed amounts or chargebacks with our customers. Our chargeback reserve is based on a collectibility percentage based on factors such as historical trend, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and other allowances based on historical trends.

     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last two months. This percentage is based on our historical loss rate. A 1% change in this rate would not have a significant impact on our results of operations. Gross trade accounts receivable balance was $157.8 million and the allowance for bad debts, returns and customer chargebacks was $7.3 million at March 31, 2005.

     Inventory reserves. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At March 31, 2005, our gross inventory value was $131.9 million and our inventory reserve was $1.2 million.

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

     Foreign currency translation. Our international operations generally use their respective local currencies as their functional currency. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”), revenues and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which such revenues and expenses occur. International subsidiaries that use their local currency as their functional currency translate their assets and liabilities using current rates of exchange at the balance sheet date. The resulting translation gains and losses for such subsidiaries are included within accumulated other comprehensive income as a separate component of stockholders’ equity. One international subsidiary has a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. A substantial portion of our intercompany loans are considered long-term investments and are included as a component of translation adjustment in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

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

On April 14, 2005, the SEC announced a deferral of the effective date of Statement 123(R) for calendar year companies until the beginning of 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

     We plan to adopt Statement 123 using the modified-prospective method. As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million, $0.8 million and $2.0 million in 2002, 2003 and 2004, respectively.

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

QUARTERLY RESULTS AND SEASONALITY

     While sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings have somewhat mitigated the effect of this seasonality and, consequently, our sales are not necessarily as subjected to seasonal trends as that of our past or our competitors in the footwear industry.

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

EXCHANGE RATES

     Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2004 and 2005, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RISK FACTORS

     In addition to the other information in this quarterly report, the following factors should be considered in evaluating us and our business.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

     During the three months ended March 31, 2005, our net sales to our five largest customers accounted for approximately 24.8% of total net sales. As of March 31, 2005, no customer accounted for more than 10% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivable of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

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

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

     Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2005, the top five manufacturers of our manufactured products produced approximately 62.6% of our total purchases. One manufacturer accounted for 27.5% of total purchases for the three months ended March 31, 2005 and the same manufacturer accounted for 28.2% of total purchases for the year ended December 31, 2004. A second manufacturer accounted for 15.3% of our total purchases during the three months ended March 31, 2005 and the same manufacturer accounted for 11.0% of total purchases for the year ended December 31, 2004. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

     Substantially all of our net sales during the three months ended March 31, 2005 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:

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

     In particular, because most of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacture of our products and would materially adversely affect our operations. Also electrical shortages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.

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

     We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently a party to any legal proceedings or aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, results of operations or financial condition. However, any unanticipated litigation in the future, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees to us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations and financial condition.

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

     As of March 31, 2005, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 73.7% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2005, Mr. Greenberg held approximately 65.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares held by other members of his immediate family, held approximately 88.4% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with the annual report for the fiscal year ended December 31, 2004, our management is required under Section 404 to furnish a report regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

     Interest rate fluctuations. At March 31, 2005, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

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

     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium and the Netherlands. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the quarter ended March 31, 2005 and 2004, the fluctuation of foreign currencies resulted in cumulative foreign currency translation losses of $2.0 million and $0.2 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 2% reduction in each of these exchange rates at March 31, 2005 would have reduced the values of our net investments by approximately $2.0 million.

ITEM 4. CONTROLS AND PROCEDURES

     Attached as exhibits to this quarterly report on Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to our company that is required to be included in our periodic reports filed with the SEC under the Exchange Act.

CHANGES IN INTERNAL CONTROL

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. Skechers moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted Skechers’ motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. Skechers has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of Skechers and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. Discovery did not commence in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.

     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v.

JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. The matter has now been settled in principle and a settlement stipulation between the parties has been signed. The settlement is still subject to court approval. The settlement will not have a material adverse effect on Skechers’ financial condition or results of operations as such amount will be paid by the Company’s insurance carrier.

     On March 1, 2005, Travis Greenfield filed a lawsuit against Skechers in the Superior Court of the State of California, County of Los Angeles, TRAVIS GREENFIELD v. SKECHERS U.S.A., ROBERT GREENBERG et. al. (Case No. BC 329605). The complaint alleges wrongful termination in violation of public policy and wrongful termination/discrimination in violation of California Government Code §12940 for both gender discrimination and sexual orientation discrimination. The complaint sought economic damages, compensatory damages, punitive and exemplary damages, interest and attorneys’ fees. Skechers plans on defending the allegations vigorously and believes the claims are without merit. The matter has now been settled and the settlement will not have a material adverse effect on Skechers’ financial condition or results of operations. The settlement has been accrued in the accompanying financial statements.

     On April 20, 2005, a complaint captioned MINNETONKA MOCCASIN CO. v. SKECHERS USA, INC. was filed in the United States District Court for the District of Minnesota. The complaint alleges claims for trademark infringement, deceptive trade practices, unfair competition and fraud. The complaint seeks compensatory damages, attorneys’ fees, and injunctive and equitable relief. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005		SKECHERS, U.S.A., INC.

	By:	/S/ DAVID WEINBERG

David Weinberg
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)