Form 10-Q
period 2005-06-30
SKECHERS USA INC
filed 2005-08-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 001-14429
SKECHERS U.S.A., INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4376145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Manhattan Beach Blvd.
Manhattan Beach, California	90266
(Address of principal executive office)	(Zip code)
(310) 318-3100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☑ No ☐
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2005: 22,768,225.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2005: 16,981,189.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June, 30	December, 31
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$150,925	$137,653
Trade accounts receivable, less allowances of $7,908 in 2005 and $6,043 in 2004	175,096	120,463
Due from officers and employees	359	346
Other receivables	4,986	2,380

Total receivables	180,441	123,189
Inventories	164,063	149,757
Prepaid expenses and other current assets	8,711	10,139
Deferred tax assets	3,865	3,865

Total current assets	508,005	424,603

Property and equipment, at cost, less accumulated depreciation and amortization	78,192	82,564
Intangible assets, less accumulated amortization	1,367	1,641
Deferred tax assets	4,906	4,906
Other assets, at cost	4,168	4,939

TOTAL ASSETS	$596,638	$518,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	$6,578	$3,123
Accounts payable	148,861	93,694
Accrued expenses	11,314	13,903

Total current liabilities	166,753	110,720

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	17,821	23,038

Total liabilities	274,574	223,758

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 22,714 and 22,234 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	23	22
Class B Common Stock, $.001 par value; 60,000 shares authorized; 16,981 and 17,011 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	17	17
Additional paid-in capital	122,367	117,091
Accumulated other comprehensive income	7,713	12,005
Retained earnings	191,944	165,760

Total stockholders’ equity	322,064	294,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$596,638	$518,653

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Net sales	$263,928	$234,704	$510,147	$456,192
Cost of sales	152,392	139,467	298,175	271,248

Gross profit	111,536	95,237	211,972	184,944
Royalty income	1,990	1,219	3,074	2,607

	113,526	96,456	215,046	187,551

Operating expenses:
Selling	20,973	20,738	39,146	36,828
General and administrative	65,282	59,288	131,612	120,329

	86,255	80,026	170,758	157,157

Earnings from operations	27,271	16,430	44,288	30,394

Other income (expense):
Interest income	211	43	455	124
Interest expense	(1,838)	(2,315)	(3,652)	(4,433)
Other, net	(204)	(157)	1,347	(223)

	(1,831)	(2,429)	(1,850)	(4,532)

Earnings before income taxes	25,440	14,001	42,438	25,862
Income tax expense	9,523	5,659	16,254	10,474

Net earnings	$15,917	$8,342	$26,184	$15,388

Net earnings per share:
Basic	$0.40	$0.22	$0.66	$0.40

Diluted	$0.38	$0.21	$0.62	$0.39

Weighted average shares:
Basic	39,580	38,440	39,484	38,285

Diluted	44,120	43,220	44,256	42,829

Comprehensive income:
Net earnings	$15,917	$8,342	$26,184	$15,388
Foreign currency translation adjustment, net of tax	(2,261)	(202)	(4,292)	(450)

Total comprehensive income	$13,656	$8,140	$21,892	$14,938

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$26,184	$15,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,610	10,082
Amortization of deferred financing costs	383	383
Amortization of intangible assets	274	290
Provision for bad debts and returns	3,046	3,433
Loss on disposal of equipment	86	7
(Increase) decrease in assets:
Receivables	(61,316)	(53,684)
Inventories	(14,582)	(2,694)
Prepaid expenses and other current assets	1,325	2,632
Other assets	198	38
Increase (decrease) in liabilities:
Accounts payable	54,958	35,314
Accrued expenses	(1,188)	3,692

Net cash provided by operating activities	19,978	14,881

Cash flows used in investing activities:
Capital expenditures	(7,419)	(2,787)
Purchase of intellectual property	—	(125)

Net cash used in investing activities	(7,419)	(2,912)

Cash flows from financing activities:
Net proceeds from the sales of stock through employee stock purchase plan and the exercise of stock options	3,751	3,799
Payments on long-term debt	(1,878)	(1,641)

Net cash provided by financing activities	1,873	2,158

Net increase in cash and cash equivalents	14,432	14,127
Effect of exchange rates on cash and cash equivalents	(1,160)	(307)
Cash and cash equivalents at beginning of the period	137,653	113,479

Cash and cash equivalents at end of the period	$150,925	$127,299

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,459	$4,149
Income taxes	14,050	3,505

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company issued 59,203 and 93,692 shares of Class A common stock to the Company’s 401(k) plan, with a value of $767,000 and $764,000 for the six months ended June 30, 2005 and 2004, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
     The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.
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
(4) OTHER COMPREHENSIVE INCOME
     The Company operates internationally through the following foreign subsidiaries: Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, SL, located in Spain, Skechers Deutschland GmbH, located in Germany, Skechers USA France S.A.S., located in France, Skechers EDC SPRL, located in Belgium, Skechers USA Benelux B.V., located in the Netherlands, Skechers USA Italia S.r.l., located in Italy; all with a functional currency of the Euro. Additionally, one international subsidiary, Skechers S.a.r.l. located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.
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
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Basic earnings per share	2005	2004	2005	2004
Net earnings	$15,917	$8,342	$26,184	$15,388
Weighted average common shares outstanding	39,580	38,440	39,484	38,285
Basic earnings per share	$0.40	$0.22	$0.66	$0.40

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings per share	2005	2004	2005	2004
Net earnings	$15,917	$8,342	$26,184	$15,388
After tax effect of interest expense on 4.50% convertible subordinated notes	634	603	1,249	1,205

Earnings for purposes of computing diluted earnings per share	$16,551	$8,945	$27,433	$16,593

Weighted average common shares outstanding	39,580	38,440	39,484	38,285
Dilutive effect of stock options	1,074	1,314	1,306	1,078
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	3,466	3,466	3,466	3,466

Weighted average common shares outstanding	44,120	43,220	44,256	42,829

Diluted earnings per share	$0.38	$0.21	$0.62	$0.39

     Options to purchase 906,250 and 1,718,114 shares of Class A common stock were not included in the computation of diluted earnings per share for the three-month periods ended June 30, 2005 and 2004, respectively. Options to purchase 871,250 and 1,703,114 shares of Class A common stock were not included in the computation of diluted earnings per share for the six-month periods ended June 30, 2005 and 2004, respectively. The options outstanding that were not included in the computation of diluted earnings per share were excluded because their effect would have been anti-dilutive.
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
     Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the three months ended June 30, 2005 and 2004 were $7.59 per share and $5.51 per share, respectively. The estimated weighted average fair value of options granted during the six months ended June 30, 2005 and 2004 were $8.11 per share, and $4.90 per share, respectively.
     In connection with the exercise of options, the Company realized tax benefits of $0.2 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively, which have been credited to additional paid-in-capital. The Company realized tax benefits of $0.8 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.

     The following table illustrates the effects on net earnings had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model in each period (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$15,917	$8,342	$26,184	$15,388
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(523)	(1,411)	(1,021)	(3,006)

Pro forma net earnings — basic	15,394	6,931	25,163	12,382
Add back interest on 4.50% debentures, net of tax	634	603	1,205	1,205

Pro forma net earnings — diluted	$16,028	$7,534	$26,368	$13,587

Pro forma net earnings per share:
Basic	$0.39	$0.18	$0.64	$0.32
Diluted	0.36	0.17	0.60	0.32
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
(7) INTANGIBLE ASSETS
     The Company complies with SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives ranging from 5–10 years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of June 30, 2005 and December 31, 2004, are as follows (in thousands):

	June 30, 2005	December 31, 2004
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(1,933)	(1,659)

Total Intangible Assets	$1,367	$1,641

(8) OTHER INCOME (EXPENSE), NET
     Other income (expense), net at June 30, 2005 and 2004 is summarized as follows (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Loss on foreign currency exchange.	$(287)	$(36)	$(378)	$(102)
Legal settlements	83	(121)	1,725	(121)

Total other income, net	$(204)	$(157)	$1,347	$(223)

(9) INCOME TAXES
     The effective tax rate for the six months ended June 30, 2005 was 38.3%. Income tax expense for the six months ended June 30, 2005 was $16.3 million compared to $10.5 million for the same period in 2004. The tax provision was computed using the effective tax rates applicable to each of the domestic and international taxable jurisdictions. The rate for the six months ended June 30, 2005 is lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S.

subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
(10) SHORT-TERM BORROWINGS
     The Company has available a secured line of credit, as amended on December 31, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (6.25% at June 30, 2005) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. Under the agreement, available borrowings are reduced by 50% of the first $1 million of outstanding guarantees and 75% of outstanding guarantees that exceed $1 million. Outstanding letters of credit and guarantees at June 30, 2005 were $6.2 million. Available borrowings under the line of credit at June 30, 2005 were $145.6 million, and no amounts were outstanding at June 30, 2005 and December 31, 2004. We pay an unused line of credit fee of 0.25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined in the agreement; that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts; hence the financial covenants were not applicable at June 30, 2005.
(11) LITIGATION
     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. On July 7, 2004, a third class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. On December 20, 2004, the parties agreed to a preliminary settlement that fully resolves all claims brought by the plaintiffs in each of the three lawsuits. Under the terms of the preliminary settlement, Skechers will pay a potential maximum settlement amount of approximately $1.8 million, which was recorded to other expense in the consolidated statement of earnings during the fourth quarter of 2004, to cover claims made by eligible class members, plaintiff attorneys’ fees and costs, and costs of a third-party administrator. On July 18, 2005, the court approved the preliminary settlement, and all claims from eligible class members have been received. The aggregate amount of all claims and other costs is not expected to exceed $1.6 million, which have already been accrued for in the financial statements.
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
     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. The matter had been settled in principle and a settlement stipulation between the parties had been signed, although the settlement was subject to court approval. On June 3, 2005, the court declined to approve the proposed settlement, although the court stated that the parties are free to settle the case between each other without formal court approval and indeed are encouraged to do so. While Skechers still believes that the lawsuit is without merit, it will continue to seek ways to resolve the matter to avoid protracted litigation. Skechers does not believe that any revised settlement will have a material adverse effect on the Company’s financial condition or results of operations as such amount is expected to be paid by the Company’s Directors & Officers insurance carrier.
     On April 20, 2005, a complaint captioned MINNETONKA MOCCASIN CO. v. SKECHERS USA, INC. was filed in the United States District Court for the District of Minnesota. The complaint alleges claims for trademark infringement, deceptive trade practices, unfair competition and fraud. The complaint seeks compensatory damages, attorneys’ fees, and injunctive and equitable relief. On May 4, 2005, the parties settled the suit, and the settlement will not have a material adverse effect on the Company’s financial condition or results of operations.
     On May 19, 2005, Rosemary Almanza filed a lawsuit against Skechers in the Superior Court of the State of California, County of San Bernadino, ROSEMARY ALMANZA v. SKECHERS U.S.A., INC. (Case No. RCV 087714). The complaint alleges wrongful termination under the California Fair Employment and Housing Act, California Government Code §12900, et seq., as a result of harassment, discrimination and retaliation against Ms. Almanza. The complaint seeks compensatory damages, punitive and exemplary damages, interest and attorneys’ fees. Skechers plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and whether the outcome will have a material adverse effect on Skechers’ financial condition or results of operations.
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
(12) STOCKHOLDERS’ EQUITY
     During the six months ended June 30, 2005, certain Class B stockholders converted 30,000 shares of Class B common stock into an equivalent number of Class A common stock. During six months ended June 30, 2004, certain Class B stockholders converted 1,115,372 shares of Class B common stock into an equivalent number of Class A common stock.

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales
Domestic wholesale	$180,827	$159,052	$335,379	$299,404
International wholesale	33,871	32,431	81,272	73,033
Retail	47,632	42,105	90,658	81,356
All other	1,598	1,116	2,838	2,399

Total	$263,928	$234,704	$510,147	$456,192

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Gross Profit
Domestic wholesale	$68,450	$59,259	$123,186	$112,059
International wholesale	11,828	10,085	31,483	25,029
Retail	30,435	25,295	55,860	46,572
All other	823	598	1,443	1,284

Total	$111,536	$95,237	$211,972	$184,944

	June 30, 2005	December 31, 2004
Identifiable Assets
Domestic wholesale	$446,186	$355,628
International wholesale	94,210	95,879
Retail	56,013	66,084
All other	229	1,062

Total	$596,638	$518,653

Geographic Information
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Sales (1)
United States	$225,961	$198,667	$421,409	$376,715
Canada	4,929	3,402	9,679	7,476
Europe (2)	33,038	32,635	79,059	72,001

Total	$263,928	$234,704	$510,147	$456,192

	June 30, 2005	December 31, 2004
Long-lived Assets
United States	$66,618	$68,079
Canada	793	715
Europe (2)	10,781	13,770

Total	$78,192	$82,564

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, and the Netherlands that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Europe consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, and the Netherlands.
(14) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates most of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates, in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $146.2 million and $88.2 million before allowances for bad debts and sales returns, and chargebacks at June 30, 2005 and December 31, 2004, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $36.8 million and $38.3 million before allowance for bad debts, sales returns, and chargebacks at June 30, 2005 and December 31, 2004, respectively. International net sales amounted to $88.7 million and $79.5 million for the six months ended June 30, 2005 and 2004, respectively. The Company provided for potential credit losses of $3.0 million and $3.4 million for the six months ended June 30, 2005 and 2004, which did not significantly differ from management’s expectations.
     Net sales to customers in the U.S. exceeded 80% of total net sales for the six months ended June 30, 2005 and 2004. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets and totaled $106.3 million and $110.8 million at June 30, 2005 and December 31, 2004, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 26.7% and 28.1% of total net sales as of June 30, 2005 and 2004, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2005 and 2004, respectively. One customer accounted for 11.2% of our outstanding accounts receivable balance at June 30, 2005.
     The Company’s top five manufacturers produced approximately 63.8% and 63.3% of its total purchases for the six months ended June 30, 2005 and 2004, respectively. One manufacturer accounted for 31.3% and 27.6% of total purchases for the six months ended June 30, 2005 and 2004, respectively. A second manufacturer accounted for 12.3% and 11.2% of total purchases for the six months ended June 30, 2005 and 2004, respectively.

     Most of the Company’s products are produced in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these risk factors have not had a material adverse impact on the Company’s operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.
     We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of our company as a whole.
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
     The risks and uncertainties are detailed from time to time in reports filed by our company with the United States Securities and Exchange Commission (“SEC”), including reports on Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with electrical shortages or work stoppages that may lead to production delays; changes in monetary controls and valuations of the Yuan (i.e. China’s currency) by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; business disruptions due to energy shortages or natural disasters such as an earthquake in California where our domestic warehouse, headquarters and a substantial number of our retail stores are located; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with recent corporate governance legislation including the Sarbanes-Oxley Act of 2002; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in this report and other reports filed with the SEC.
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
FINANCIAL OVERVIEW
     We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Domestic wholesale segment net sales comprised 68.5% and 67.8% of total net sales for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, we saw continued strong acceptance for our recently launched Marc Ecko Footwear and 310 Motoring lines, and we saw the strongest improvements in our women’s fusion Active line led by Bikers styles and the new R&B outsole, and our men’s USA line led by Critics, Urbantracks and Skeptics styles. We also saw strong improvements in the second quarter in our Work Division due to the expansion of our Never-Out Program and the introduction of titanium-toe footwear. In the second quarter of 2005, we signed one new licensing agreement with multi-platinum hip-hop artist The Game for a signature line of street and athletic shoes for which product is expected to be available in late 2005 or early 2006. In addition, during the second quarter we signed a global endorsement agreement with American Idol winner Carrie Underwood to represent Skechers in our marketing efforts for our women’s lines which should launch in Fall 2005, and will coincide with the American Idols Live! Tour 2005.
     We currently have 113 domestic retail stores and 12 international retail stores, and we believe that we have established our presence in most major retail markets. As such, during 2004, we modified our wholesale and retail expansion strategies and decided to curtail our retail expansion, and therefore, during the first six months of 2005 we opened only two domestic outlet stores and one international outlet store while closing three domestic concept stores. As we identify new opportunities in our retail business, we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets. We currently have plans to open an additional five to seven domestic retail stores in the second half of 2005. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently do not anticipate opening any new international stores during the second half of 2005. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product. Further, we periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Cost of sales includes the cost of footwear purchased from our manufacturers, royalty payments, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers’ fees, and storage costs. As such, our gross margins may not be comparable to some of our competitors since we include expenses related to our distribution network in general and administrative expenses, whereas some of our competitors include expenses of this type in the line item cost of sales.
     Selling expenses. Selling expense consist primarily of the following accounts: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and costs associated with catalog production and distribution.
     General and administrative expenses. General and administrative expenses consist primarily of the following accounts: salaries, wages and related taxes and various overhead costs associated with our corporate staff, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, were $17.5 million and $16.9 million for the three months ended June 30, 2005 and 2004, respectively, and $36.8 million and $34.0 million for the six months ended June 30, 2005 and 2004, respectively. Our distribution network-related costs are included in general and administrative expenses and are not allocated to segments.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2005		2004		2005		2004
Net sales	$263,928	100.0%	$234,704	100.0%	$510,147	100.0%	$456,192	100.0%
Cost of sales	152,392	57.7	139,467	59.4	298,175	58.4	271,248	59.5

Gross profit	111,536	42.3	95,237	40.6	211,972	41.6	184,944	40.5
Royalty income	1,990	0.7	1,219	0.5	3,074	0.6	2,607	0.6

	113,526	43.0	96,456	41.1	215,046	42.2	187,551	41.1

Operating expenses:
Selling	20,973	7.9	20,738	8.8	39,146	7.7	36,828	8.0
General and administrative	65,282	24.8	59,288	25.3	131,612	25.8	120,329	26.4

	86,255	32.7	80,026	34.1	170,758	33.5	157,157	34.4

Earnings from operations	27,271	10.3	16,430	7.0	44,288	8.7	30,394	6.7
Interest expense, net	(1,627)	(0.6)	(2,272)	(1.0)	(3,197)	(0.6)	(4,309)	(0.9)
Other, net	(204)	(0.1)	(157)	—	1,347	0.2	(223)	(0.1)

Earnings before income taxes	25,440	9.6	14,001	6.0	42,438	8.3	25,862	5.7
Income taxes	9,523	3.6	5,659	2.4	16,254	3.2	10,474	2.3

Net earnings	$15,917	6.0%	$8,342	3.6%	$26,184	5.1%	$15,388	3.4%

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
Net sales
     Net sales for the three months ended June 30, 2005 were $263.9 million, an increase of $29.2 million, or 12.5%, over net sales of $234.7 million for the three months ended June 30, 2004. The increase in net sales was primarily due to acceptance of our new designs and styles of our in-season product, growth within the retail segment from positive comparative store sales increases (i.e. stores open for at least one year), and sales increases from our subsidiaries in Canada, Germany, and the Benelux region. Our domestic wholesale net sales increased $21.8 million to $180.8 million during the three months ended June 30, 2005, from $159.0 million for the three months ended June 30, 2004. The average selling price per pair within the domestic wholesale segment increased to $18.75 per pair during the three months ended June 30, 2005, a 2.6% increase from $18.27 per pair in the same period last year. The increase in domestic wholesale segment net sales came on an 11% unit sales volume increase to 9.6 million pairs from 8.7 million pairs in 2004. The increase in average selling price per pair was due to stronger sales of in-line merchandise and lower levels of markdown and closeout merchandise. The higher level of net sales was attributable to our efforts beginning in 2004 to redevelop many of our existing lines, our focus on updating proven styles as well as developing new styles, and the launch of three new brands.
     Our retail segment net sales increased $5.5 million to $47.6 million for the three months ended June 30, 2005, a 13.1% increase over sales of $42.1 million for the same period in 2004. The increase in retail sales was due to positive comparable store sales in our concept stores and our factory and warehouse outlet stores. During the quarter ended June 30, 2005, we realized substantial comparable store sales increases in many of our domestic and international retail stores ranging from an increase of 21.1% in our domestic concept stores comparable sales to an increase of 5.9% in our domestic warehouse outlet stores comparable sales. We opened two domestic outlet stores and one international outlet store and closed one domestic concept store during the three months ended June 30, 2005. Our international retail sales increased 13.6% for the three months ended June 30, 2005 compared to the same period last year, due to increased comparable sales and, to a lesser extent, favorable currency translation adjustments.
     Our international wholesale segment net sales were $33.9 million for the three months ended June 30, 2005, compared to $32.4 million for the three months ended June 30, 2004. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. The increase in international wholesale sales was primarily due to increased distributor sales and to a lesser extent direct subsidiary sales. Our international distributor sales increased $1.1 million to $18.7 million for the three months ended June 30, 2005, a 6.4% increase over sales of $17.6 million for the three months ended June 30, 2004. This was primarily due to increased sales into Panama, Chile, Russia and Australia. Our international direct subsidiary sales increased $0.3 million to $15.2 million for the three months ended June 30, 2005, a 2.1% increase over sales of $14.8 million for the three months ended June 30, 2004. The increase in direct subsidiary sales was primarily due to increased sales in Canada, Germany, and the Benelux region.
     Our e-commerce sales were $1.6 million for the three months ended June 30, 2005 compared to sales of $1.1 million for the same period in 2004. Our e-commerce sales made up less than 1% of our consolidated net sales in both the three months ended June 30, 2005 and June 30, 2004.
     We currently anticipate that net sales for the three months ending September 30, 2005, will be in the range of $270 million to $280 million.
Gross profit
     Gross profit for the three months ended June 30, 2005 increased $16.3 million to $111.5 million as compared to $95.2 million for the three months ended June 30, 2004. Gross profit as a percentage of net sales, or gross margin, increased to 42.3% for the three months ended June 30, 2005, compared to 40.6% for the same three months in 2004. The gross margin increase was the result of increased domestic wholesale and retail margins and increased international wholesale margins. Domestic wholesale gross margins increased to 37.9% for the three months ended June 30, 2005, compared to 37.3% for the same period last year. Domestic wholesale gross profit increased $9.2 million, or 15.5%, to $68.5 million for the three months ended June 30, 2005 compared to $59.3 million in the same period in 2004. We realized higher margins within our Women’s Active, Women’s USA, Boy’s, and Skechers Work lines during the second quarter of 2005 as compared to the same period last year.
     Gross profit for our retail segment increased $5.1 million, or 20.3%, to $30.4 million for the three months ended June 30, 2005 as compared to $25.3 million for the same period last year. This increase in gross profit was due to increased margins and positive comparable store sales. Gross margins increased to 63.9% for the three months ended June 30, 2005 as compared to 60.1% for the same period in 2004. The increase in gross margin was primarily due to a larger portion of our retail sales coming from our higher margin concept stores as well as acceptance of our new designs and styles.
     Gross profit for our international wholesale segment for the three months ended June 30, 2005 was $11.8 million compared to $10.1 million for the same period in 2004. Gross margin was 34.9% for the three months ended June 30, 2005 compared to 31.1% for the same period in 2004. The increase in gross margins for our international wholesale sales was primarily due to increased margins from direct sales through our foreign subsidiaries, which achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our foreign direct subsidiary sales increased to 42.4% for the three months ended June 30, 2005 compared to 34.4% for the same period last year. The increase in margin was due to stronger sales of in-line merchandise and lower levels of markdown and closeout merchandise. Gross margins for our foreign distributor sales increased to 28.9% for the three months ended June 30, 2005 compared to 28.3% for the same period in 2004.
     Our cost of sales includes the cost of footwear purchased from our manufacturers, royalty payments, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers’ fees and storage costs. Because we include expenses related to our distribution network in general and administrative expenses while some of our competitors may include expenses of this type in cost of sales, our gross margins may not be comparable, and we may report higher gross margins than some of our competitors in part for this reason.
Licensing
     During the three months ended June 30, 2005, we recognized royalty income of $2.0 million compared to $1.2 million during the same period in 2004. The increase in licensing royalties was primarily the result of higher royalties associated with our licensing agreements with Kids Headquarters and various other licensees.
Selling expenses
     Selling expenses increased by 1.1% to $21.0 million for the three months ended June 30, 2005, from $20.7 million for the same period in 2004. As a percentage of net sales, selling expenses were 7.9% and 8.8% for the three months ended June 30, 2005 and 2004, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $0.7 million relating to international advertising and promotional costs and higher sales commissions of $0.5 million due to higher sales, partially offset by lower trade show expenses of $0.7 million.

     We currently anticipate that tradeshow expenses for the three months ending September 30, 2005 will be higher than those incurred during the three months ended June 30, 2005 because the largest tradeshows that we exhibit at, WSA in Las Vegas and GDS in Germany, take place during the third quarter. We anticipate our advertising and related expenses to remain below our historic range of 8% to 10% of sales as we continue to focus on spending our advertising dollars more efficiently.
General and administrative expenses
     General and administrative expenses for the three months ended June 30, 2005 were $65.3 million, an increase of $6.0 million or 10.1%, compared to $59.3 million for the same period in 2004. General and administrative expenses as a percent of sales decreased to 24.8% for the three months ended June 30, 2005 from 25.3% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $2.4 million, higher insurance costs of $1.1 million, and increased temporary help and distribution costs of $0.9 million. The increases in salaries and wages, temporary help and distribution costs were due to increased sales volumes we experienced during the quarter. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $17.5 million for the three months ended June 30, 2005 as compared to $16.9 million for the same period last year.
     We continue to review our cost structure to develop efficiencies within our operations; however, we believe that our current cost structure is consistent with our anticipated net sales levels in 2005.
Interest expense
     Net interest expense for the three months ended June 30, 2005 decreased $0.6 million to $1.6 million compared to net interest expense of $2.2 million for the same period in 2004. Interest expense is derived from our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations, and interest on amounts owed to our foreign manufacturers. The reduction in interest expense is due to the amortized reduction of our long-term debt and capital leases as well as increased interest income resulting from higher interest rates and higher average cash investment balances during the second quarter of 2005 when compared to the same period in 2004.
Other income (expense)
     Other expense, net was $0.2 million for each of the three months ended June 30, 2005 and June 30, 2004.
Income taxes
     The effective tax rate for the three months ended June 30, 2005 was 37.4% compared to 40.4% for the same period in 2004. Income tax expense for the three months ended June 30, 2005 was $9.5 million compared to $5.7 million for the same period in 2004. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the three months ended June 30, 2005 was lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
Net sales
     Net sales for the six months ended June 30, 2005 were $510.1 million, an increase of $53.9 million, or 11.8%, over net sales of $456.2 million for the six months ended June 30, 2004. The increase in net sales was primarily due to acceptance of our new designs and styles of our in-season product, growth within the retail segment from positive comparative store sales increases, and sales increases from our subsidiaries in Germany, Canada, Spain, Italy, and the Benelux region. Our domestic wholesale net sales increased $36.0 million to $335.4 million during the six months ended June 30, 2005, from $299.4 million for the six months ended June 30, 2004. The average selling price per pair within the domestic wholesale segment increased to $17.70 per pair during the six months ended June 30, 2005, a 2.8% increase from $17.23 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 9.0% unit sales volume increase to 18.9 million pairs from 17.4 million pairs in 2004. The increase in average selling price per pair was due to stronger sales of in-

line merchandise and lower levels of markdown and closeout merchandise. The higher level of net sales was attributable to our efforts beginning in 2004 to redevelop many of our existing lines, our focus on updating proven styles as well as developing new styles, and the launch of three new brands.
     Our retail segment net sales increased $9.3 million to $90.7 million for the six months ended June 30, 2005, an 11.4% increase over sales of $81.4 million for the same period in 2004. The increase in retail sales was due to positive comparable store sales in our concept stores and our factory and warehouse outlet stores. During the six months ended June 30, 2005, we realized substantial comparable store sales increases in many of our domestic and international retail stores ranging from an increase of 17.0% in our domestic concept stores comparable sales to an increase of 4.0% in our domestic warehouse outlet stores comparable sales. We opened only two domestic outlet stores and one international outlet store while closing three domestic concept stores during the six months ended June 30, 2005. Our international retail sales increased 15.9% for the six months ended June 30, 2005 compared to the same period last year, due to increased comparable sales and to a lesser extent favorable currency translation adjustments.
     Our international wholesale segment sales were $81.3 million for the six months ended June 30, 2005, compared to $73.0 million for the six months ended June 30, 2004. The increase in international wholesale sales was primarily due to increased direct subsidiary sales which were partially offset by reduced distributor sales. Our international direct subsidiary sales increased $8.6 million to $47.1 million for the six months ended June 30, 2005, a 22.4% increase over sales of $38.5 million for the six months ended June 30, 2004. The increase in direct subsidiary sales was primarily due to increased sales in Germany, Canada, Spain, Italy, and the Benelux region.
     Our e-commerce sales were $2.8 million for the six months ended June 30, 2005 compared to sales of $2.4 million for the same period in 2004. Our e-commerce sales made up less than 1% of our consolidated net sales in both the six months ended June 30, 2005 and June 30, 2004.
Gross profit
     Gross profit for the six months ended June 30, 2005 increased $27.0 million to $212.0 million as compared to $185.0 million for the six months ended June 30, 2004. Gross profit as a percentage of net sales, or gross margin, increased to 41.6% for the six months ended June 30, 2005, compared to 40.5% for the same three months in 2004. The gross margin increase was the result of increased domestic retail and international wholesale margins, partially offset by reduced domestic wholesale margins. Domestic wholesale gross margins decreased to 36.7% for the six months ended June 30, 2005, compared to 37.4% for the same period last year. Domestic wholesale gross profit increased $11.1 million, or 9.9%, to $123.2 million for the six months ended June 30, 2005 compared to $112.1 million in the same period in 2004. We realized higher margins within our Women’s Active, Boy’s, and Men’s Sport lines during the first six months of 2005 as compared to the same period last year.
     Gross profit for our retail segment increased $9.3 million, or 19.9%, to $55.9 million for the six months ended June 30, 2005 as compared to $46.6 million for the same period last year. This increase in gross profit was due to increased margins and positive comparable store sales. Gross margins increased to 61.6% for the six months ended June 30, 2005 as compared to 57.3% for the same period in 2004. The increase in gross margin was primarily due to a larger portion of our retail sales coming from our higher margin concept stores as well as acceptance of our new designs and styles.
     Gross profit for our international wholesale segment for the six months ended June 30, 2005 was $31.5 million compared to $25.0 million for the same period in 2004. Gross margin was 38.7% for the six months ended June 30, 2005 compared to 34.3% for the same period in 2004. The increase in gross margins for our international wholesale sales was primarily due to a higher proportion of higher margin direct sales through our foreign subsidiaries and increased margins on our distributor sales, which achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our foreign direct subsidiary sales increased to 43.7% for the six months ended June 30, 2005 compared to 38.5% for the same period last year. The increase in margin was due to stronger sales of in-line merchandise and lower levels of markdown and closeout merchandise. Gross margins for our foreign distributor sales increased to 31.9% for the six months ended June 30, 2005 compared to 29.5% for the same period in 2004.
Licensing
     During the six months ended June 30, 2005, we recognized royalty income of $3.1 million compared to $2.6 million during the same period in 2004. The increase in licensing royalties was primarily the result of higher royalties associated with our various licensing agreements.

Selling expenses
     Selling expenses increased by 6.3% to $39.1 million for the six months ended June 30, 2005, from $36.8 million for the same period in 2004. As a percentage of net sales, selling expenses were 7.7% and 8.0% for the six months ended June 30, 2005 and 2004, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $2.4 million relating to international advertising and promotional costs, and higher sales commissions of $0.9 million due to increased sales, partially offset by lower sample costs of $1.3 million.
General and administrative expenses
     General and administrative expenses for the six months ended June 30, 2005 were $131.6 million, an increase of $11.3 million or 9.4%, compared to $120.3 million for the same period in 2004. General and administrative expenses as a percent of sales decreased to 25.8% for the six months ended June 30, 2005 from 26.4% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $5.0 million, higher warehouse and transportation costs of $1.5 million, and higher temporary help of $1.3 million. The increase in salaries and wages, warehouse and distribution costs, temporary help are due to increased sales volumes we experienced during the six months ended June 30, 2005. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $36.8 million for the six months ended June 30, 2005 as compared to $34.0 million for the same period last year.
Interest expense
     Net interest expense for the six months ended June 30, 2005 decreased $1.1 million to $3.2 million compared to net interest expense of $4.3 million for the same period in 2004. Interest expense is derived from our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations, and interest on amounts owed to our foreign manufacturers. The reduction in interest expense is due to the amortized reduction of our long-term debt and capital leases as well as increased interest income resulting from higher interest rates and higher average cash investment balances for the six months ended June 30, 2005 when compared to the same period in 2004.
Other income (expense)
     Other income, net increased $1.6 million to $1.3 million for the six months ended June 30, 2005, compared to $0.3 million expense for the same period in 2004. The increase in other income was due to the settlement of various lawsuits for $1.6 million during the six months ended June 30, 2005.
Income taxes
     The effective tax rate for the six months ended June 30, 2005 was 38.3% compared to 40.5% for the same period in 2004. Income tax expense for the six months ended June 30, 2005 was $16.3 million compared to $10.5 million for the same period in 2004. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the six months ended June 30, 2005 is lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at June 30, 2005 was $341.3 million, an increase of $27.4 million from working capital of $313.9 million at December 31, 2004. Cash and cash equivalents at June 30, 2005 were $150.9 million compared to $137.7 million at December 31, 2004. The increase in cash and cash equivalents during the six months ended June 30, 2005 was the result of positive operating cash flows due to our net earnings of $26.2 million, increased accounts payable balances of $55.0 million, and an increase in cash from the exercise of stock options, which was partially offset by increased inventories of $14.6 million and receivable balances of $61.3 million due to increased net sales during the period.
     During the six months ended June 30, 2005, our operating activities generated $20.0 million in net cash compared to cash provided by operating activities of $14.9 million for the same period in 2004. The increase in our operating cash flows for the six months ended June 30, 2005, when compared to the same period in 2004, was primarily the result of increased earnings and accounts payable balances, which was partially offset by increased receivables and inventory balances due to higher net sales during the period.
     Net cash used by investing activities was $7.4 million for the six months ended June 30, 2005, compared to $2.9 million net cash used during the six months ended June 30, 2004. Capital expenditures primarily consisted of new store openings, store remodels, warehouse equipment upgrades and information technology hardware. We currently have plans to open an additional five to seven domestic retail stores in 2005. We anticipate that our capital expenditures for 2005 will be approximately $9.0 to $12.0 million primarily related to the opening of these new stores. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows or through our $150.0 million line of credit facility, which had no outstanding borrowings at June 30, 2005 and December 31, 2004.
     Net cash provided by financing activities was $1.9 million during the six months ended June 30, 2005, compared to net cash provided by financing activities of $2.2 million during the same period in 2004. The decrease in cash provided from financing activities was due to a larger repayment of our long-term debt when compared to the same period in 2004.
     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A Common Stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future senior debt. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness. The indenture provides for various non-financial covenants and cross default provisions, as defined in the agreement, with which we were in compliance at June 30, 2005. Net proceeds from the sale of the notes were $86.2 million. The refinancing of our short-term borrowings with long-term capital was done to provide us with long-term debt for the future growth of the business.
     In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have additional long-term debt of $24.4 million outstanding at June 30, 2005. This long-term debt consists of the following at June 30, 2005:
•	Note payable for $7.5 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $10.1 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $5.7 million for material handling equipment at one of our U.S. distribution center warehouses, which is secured by the equipment.

•	Capital lease liability for $1.1 million for material handling equipment at our European distribution center, which is secured by the equipment.
     Some of these debt agreements contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At June 30, 2005, we were in compliance with all of the covenants related to our long-term debt.
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
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of June 30, 2005:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-Term Obligations (1)	$98,100	$4,050	$94,050	—	—
Other Long Term Debt	17,578	153	1,048	$845	$15,532
Capital Lease Obligations	6,821	1,371	5,450	—	—
Operating Lease Obligations (2)	198,057	31,069	65,407	41,658	59,923
Purchase Obligations (3)	171,548	171,548	—	—	—
Minimum payments related to our licensing arrangements	7,785	2,765	2,620	2,400	—
Financed insurance premiums	1,422	1,422	—	—	—

	$500,311	$212,378	$168,575	$44,903	$75,455

(1)	The long-term debt consists of our 4.50% convertible notes receivable due April 15, 2007 and related interest payments due in April and October of each year unless converted into our Class A common stock as provided for in the indenture agreement.

(2)	Operating lease commitments consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at June 30, 2005.

(3)	Purchase obligations includes the following (i) purchase orders for the purchase footwear of $101.2 million that may be cancelable in certain instances given the timing of cancellation, (ii) outstanding letters credit of $6.2 million and (iii) open purchase commitments with our foreign manufacturers for $64.1 million. We currently expect to fund these commitments with cash flows from operations.
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
     Promotional items. We typically provide for two types of promotional items, footwear and non-footwear. Promotional items are accounted for as follows:
•	Footwear. Footwear products that are sold at a reduced price to our customers either through our wholesale or retail distribution channels and are recorded in net sales at the ultimate amount received/billed at the time of revenue recognition. Footwear given away as part of a promotion (i.e. seeding product to celebrities and editors, through promotions and events as well as charity related functions, etc.) is included in costs of sales. These amounts are immaterial in relation to our total cost of sales. Sales samples that are used by our sales personnel are charged to selling expense, at cost. The footwear that is given away is generally not given to any existing wholesale or retail customers.

•	Non-footwear. Non-footwear promotional items, such as concert promotions and give-aways at these events (i.e. key chains, t-shirts, etc.), are charged to advertising and promotions expense, which is included in selling expense. Such items are generally considered brand promotion.
     Allowance for bad debts, returns and customer chargebacks.
•	Allowance for bad debts
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
     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last two months. This percentage is based on our historical loss rate. A 1% change in this rate would not have a significant impact on our results of operations. Gross trade accounts receivable balance was $183.0 million and the allowance for bad debts, returns and customer chargebacks was $7.9 million at June 30, 2005.

     Inventory reserves. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At June 30, 2005, our gross inventory value was $165.2 million and our inventory reserve was $1.1 million.
     Valuation of long-lived assets. When circumstances warrant, we assess the impairment of long-lived assets that require us to make assumptions and judgments regarding the fair value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:
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
     We plan to adopt Statement 123(R) using the modified-prospective method. As permitted by Statement 123(R), we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million, $0.8 million and $2.0 million for the years ended December 31 2002, 2003 and 2004, respectively. In connection with the exercise of options, the Company realized tax benefits of $0.2 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively, which have been credited to additional paid-in-capital. The Company realized tax benefits of $0.8 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt the provisions of SFAS 151 effective January 1, 2006 and we expect such adoption will not have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company plans to adopt this statement on January 1, 2006 and it is not expected to have a material effect on the financial statements upon adoption.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the six months ended June 30, 2005 and June 30, 2004, our net sales to our five largest customers accounted for approximately 26.7% and 28.1% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2005 and June 30, 2004, respectively. As of June 30, 2005, one customer accounted for 11.2% of our net trade accounts receivable. No other customers accounted for more than 10% of our net trade accounts receivable. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivable of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
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
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2005 and June 30, 2004, the top five manufacturers of our manufactured products produced approximately 63.8% and 63.3% of our total purchases, respectively. One manufacturer accounted for 31.3% of total purchases for the six months ended June 30, 2005 and the same manufacturer accounted for 27.6% of total purchases for the six months ended June 30, 2004. A second manufacturer accounted for 12.3% of our total purchases during the six months ended June 30, 2005 and the same manufacturer accounted for 11.2% of total purchases for the six months ended June 30, 2004. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     Substantially all of our net sales during the six months ended June 30, 2005 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:
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
     In particular, because most of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacture of our products and would materially adversely affect our operations. Also, electrical shortages or labor shortages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.
     Also, our manufacturers located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the Chinese currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the Chinese government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of China’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the China central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our footwear in China.
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
     Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in our second and third quarters for the back-to-school selling season. Back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our net sales and results of operations for our second and third quarters. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future net sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our net sales. Also, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A common shares.
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
     As of June 30, 2005, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 73.9% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2005, Mr. Greenberg held approximately 65.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares held by other members of his immediate family, held approximately 88.3% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
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

     Interest rate fluctuations. At June 30, 2005, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium and the Netherlands. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the six months ended June 30, 2005 and 2004, the fluctuation of foreign currencies resulted in cumulative foreign currency translation losses of $4.3 million and $0.5 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 2% reduction in each of these exchange rates at June 30, 2005 would have reduced the values of our net investments by approximately $1.0 million.
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
CHANGES IN INTERNAL CONTROL
     There were no changes in our internal control over financial reporting during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. On July 7, 2004, a third class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. On December 20, 2004, the parties agreed to a preliminary settlement that fully resolves all claims brought by the plaintiffs in each of the three lawsuits. Under the terms of the preliminary settlement, Skechers will pay a potential maximum settlement amount of approximately $1.8 million, which was recorded to other expense in the consolidated statement of earnings during the fourth quarter of 2004, to cover claims made by eligible class members, plaintiff attorneys’ fees and costs, and costs of a third-party administrator. On July 18, 2005, the court approved the preliminary settlement, and all claims from eligible class members have been received. The aggregate amount of all claims and other costs is not expected to exceed $1.6 million, which have already been accrued for in the financial statements.
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
     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. The matter had been settled in principle and a settlement stipulation between the parties had been signed, although the settlement was subject to court approval. On June 3, 2005, the court declined to approve the proposed settlement, although the court stated that the parties are free to settle the case between each other without formal court approval and indeed are encouraged to do so. While Skechers still believes that the lawsuit is without merit, it will continue to seek ways to resolve the matter to avoid protracted litigation. Skechers does not believe that any revised settlement will have a material adverse effect on the Company’s financial condition or results of operations as such amount is expected to be paid by the Company’s Directors & Officers insurance carrier.
     On April 20, 2005, a complaint captioned MINNETONKA MOCCASIN CO. v. SKECHERS USA, INC. was filed in the United States District Court for the District of Minnesota. The complaint alleges claims for trademark infringement, deceptive trade practices, unfair competition and fraud. The complaint seeks compensatory damages, attorneys’ fees, and injunctive and equitable relief. On May 4, 2005, the parties settled the suit, and the settlement will not have a material adverse effect on the Company’s financial condition or results of operations.
     On May 19, 2005, Rosemary Almanza filed a lawsuit against Skechers in the Superior Court of the State of California, County of San Bernadino, ROSEMARY ALMANZA v. SKECHERS U.S.A., INC. (Case No. RCV 087714). The complaint alleges wrongful termination under the California Fair Employment and Housing Act, California Government Code §12900, et seq., as a result of harassment, discrimination and retaliation against Ms. Almanza. The complaint seeks compensatory damages, punitive and exemplary damages, interest and attorneys’ fees. Skechers plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and whether the outcome will have a material adverse effect on Skechers’ financial condition or results of operations.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 26, 2005, our company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting: the election of two members to the Board of Directors and the ratification and approval of KPMG LLP as the Company’s independent auditors for fiscal 2005.
The results of the voting on these matters are set as follows:

Proposal	Votes For	Against/Withheld	Abstentions
Proposal No. 1 –
Election of Director Nominees
Geyer Kosinski	169,593,476	19,626,767	–
Richard Siskind	187,492,010	1,728,233	–

Proposal No. 2 –
Ratification of KPMG LLP as Independent Auditors for Fiscal 2005	179,905,009	1,268,002	8,047,232
     The following directors were not standing for election and are continuing as directors of our company: Robert Greenberg, Michael Greenberg, David Weinberg, Jeffrey Greenberg and Frederick Schneider.
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

Date: August 9, 2005		SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG

David Weinberg
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)