Form 10-Q
period 2005-09-30
SKECHERS USA INC
filed 2005-11-09
CIK 1065837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2005: 23,294,232.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2005: 16,651,189.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$182,601	$137,653
Trade accounts receivable, less allowances of $8,134 in 2005 and $6,043 in 2004	130,495	120,463
Other receivables	6,292	2,726

Total receivables	136,787	123,189
Inventories	132,283	149,757
Prepaid expenses and other current assets	10,218	10,139
Deferred tax assets	3,865	3,865

Total current assets	465,754	424,603

Property and equipment, at cost, less accumulated depreciation and amortization	75,986	82,564
Intangible assets, less accumulated amortization	1,261	1,641
Deferred tax assets	4,894	4,906
Other assets, at cost	6,740	4,939

TOTAL ASSETS	$554,635	$518,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	$6,082	$3,123
Accounts payable	91,914	93,694
Accrued expenses	11,333	13,903

Total current liabilities	109,329	110,720

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	17,551	23,038

Total liabilities	216,880	223,758

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 23,112 and 22,234 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	23	22
Class B Common Stock, $.001 par value; 60,000 shares authorized; 16,825 and 17,011 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	17	17
Additional paid-in capital	125,243	117,091
Accumulated other comprehensive income	7,896	12,005
Retained earnings	204,576	165,760

Total stockholders’ equity	337,755	294,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$554,635	$518,653

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$272,836	$257,658	$782,983	$713,850
Cost of sales	157,363	153,720	455,538	424,968

Gross profit	115,473	103,938	327,445	288,882
Royalty income	1,998	1,726	5,072	4,385

	117,471	105,664	332,517	293,267

Operating expenses:
Selling	27,190	24,139	66,336	60,968
General and administrative	68,840	64,576	200,452	184,897

	96,030	88,715	266,788	245,865

Earnings from operations	21,441	16,949	65,729	47,402

Other income (expense):
Interest income	126	56	581	180
Interest expense	(1,038)	(2,042)	(4,690)	(6,475)
Other, net	251	(248)	1,598	(530)

	(661)	(2,234)	(2,511)	(6,825)

Earnings before income taxes	20,780	14,715	63,218	40,577
Income tax expense	8,148	8,678	24,402	19,152

Net earnings	$12,632	$6,037	$38,816	$21,425

Net earnings per share:
Basic	$0.32	$0.16	$0.98	$0.56

Diluted	$0.30	$0.15	$0.92	$0.53

Weighted average shares:
Basic	39,822	38,809	39,596	38,463

Diluted	44,845	43,695	44,459	43,119

Comprehensive income:
Net earnings	$12,632	$6,037	$38,816	$21,425
Foreign currency translation adjustment, net of tax	183	893	(4,109)	443

Total comprehensive income	$12,815	$6,930	$34,707	$21,868

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$38,816	$21,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,700	15,152
Amortization of deferred financing costs	574	574
Amortization of intangible assets	393	389
Provision for bad debts and returns	3,430	4,055
Loss on disposal of equipment	93	59
(Increase) decrease in assets:
Receivables	(17,503)	(30,202)
Inventories	17,139	(10,054)
Prepaid expenses and other current assets	(45)	4,154
Other assets	(2,683)	46
Increase (decrease) in liabilities:
Accounts payable	(2,028)	16,593
Accrued expenses	(186)	7,032

Net cash provided by operating activities	53,700	29,223

Cash flows used in investing activities:
Capital expenditures	(10,498)	(14,894)
Purchase of intellectual property	—	(125)

Net cash used in investing activities	(10,498)	(15,019)

Cash flows from financing activities:
Net proceeds from the sales of stock through employee stock purchase plan and the exercise of stock options	5,902	7,120
Payments on long-term debt	(2,369)	(2,408)

Net cash provided by financing activities	3,533	4,712

Net increase in cash and cash equivalents	46,735	18,916
Effect of exchange rates on cash and cash equivalents	(1,787)	127
Cash and cash equivalents at beginning of the period	137,653	113,479

Cash and cash equivalents at end of the period	$182,601	$132,522

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4,500	$5,468
Income taxes	22,461	10,359

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company issued 59,203 and 93,692 shares of Class A common stock to the Company’s 401(k) plan, with a value of approximately $767,000 and $764,000 for the nine months ended September 30, 2005 and 2004, respectively.
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
     The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.
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
Domestic Wholesale – The sale of footwear directly to department stores, specialty and independent retailers throughout the United States and Canada.
International Wholesale – The sale of footwear directly to department stores, specialty and independent retailers in Switzerland, the United Kingdom, Germany, France, Spain, Italy, Austria, Ireland, and the Benelux Region, and through distributors who sell our footwear to department stores and specialty retail stores across Eastern Europe, Asia, South America, Africa, the Middle East and Australia.
Retail – We own and operate retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:
•	Concept Stores. Located in marquee street locations and high performing regional malls, concept stores promote awareness of the Skechers brand and showcase a broad assortment of in-season footwear styles. The products offered in our concept stores are full price, in season and typically attract fashion conscious consumers.

•	Factory Outlet Stores. Factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points.

•	Warehouse Outlet Stores. Freestanding warehouse outlet stores appeal to our most value-conscious consumers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner.

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
(4) OTHER COMPREHENSIVE INCOME
     The Company operates internationally through the following foreign subsidiaries: Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, S.L., located in Spain, Skechers USA Deutschland GmbH, located in Germany, Skechers USA France S.A.S., located in France, Skechers EDC SPRL, located in Belgium, Skechers USA Benelux B.V., located in the Netherlands, Skechers USA Italia S.r.l., located in Italy; all with a functional currency of the Euro. Additionally, one international subsidiary, Skechers S.a.r.l., located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.
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

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Basic earnings per share	2005	2004	2005	2004
Net earnings	$12,632	$6,037	$38,816	$21,425
Weighted average common shares outstanding	39,822	38,809	39,596	38,463
Basic earnings per share	$0.32	$0.16	$0.98	$0.56
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Diluted earnings per share	2005	2004	2005	2004
Net earnings	$12,632	$6,037	$38,816	$21,425
After tax effect of interest expense on 4.50% convertible subordinated notes	615	415	1,865	1,604

Earnings for purposes of computing diluted earnings per share	$13,247	$6,452	$40,681	$23,029

Weighted average common shares outstanding	39,822	38,809	39,596	38,463
Dilutive effect of stock options	1,557	1,420	1,397	1,190
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	3,466	3,466	3,466	3,466

Weighted average common shares outstanding	44,845	43,695	44,459	43,119

Diluted earnings per share	$0.30	$0.15	$0.92	$0.53

     Options to purchase 246,000 and 920,547 shares of Class A common stock were not included in the computation of diluted earnings per share for the three-month periods ended September 30, 2005 and 2004, respectively. Options to purchase 764,500 and 1,681,942 shares of Class A common stock were not included in the computation of diluted earnings per share for the nine-month periods ended September 30, 2005 and 2004, respectively. The options outstanding that were not included in the computation of diluted earnings per share were excluded because their effect would have been anti-dilutive.
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
     Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the three months ended September 30, 2005 and 2004 were $8.72 per share and $9.12 per share, respectively. The estimated weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004 were $8.28 per share, and $5.16 per share, respectively.
     In connection with the exercise of options, the Company realized tax benefits of $0.7 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, which have been credited to additional paid-in-capital. The Company realized tax benefits of $1.5 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively.
     The following table illustrates the effects on net earnings had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model in each period (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings, as reported	$12,632	$6,037	$38,816	$21,425
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(499)	(522)	(1,486)	(2,704)

Pro forma net earnings — basic	12,133	5,515	37,330	18,721
Add back interest on 4.50% debentures, net of tax	615	415	1,865	1,604

Pro forma net earnings — diluted	$12,748	$5,930	$39,195	$20,325

Pro forma net earnings per share:
Basic	$0.30	$0.14	$0.94	$0.49
Diluted	0.28	0.14	0.88	0.47
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
(7) INTANGIBLE ASSETS
     The Company complies with SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives ranging from five to ten years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of September 30, 2005 and December 31, 2004, are as follows (in thousands):

	September 30, 2005	December 31, 2004
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(2,039)	(1,659)

Total Intangible Assets	$1,261	$1,641

(8) OTHER INCOME (EXPENSE), NET
     Other income (expense), net at September 30, 2005 and 2004 is summarized as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gain/(Loss) on assets and foreign currency exchange	$200	$(83)	$(177)	$(244)
Legal settlements	51	(165)	1,775	(286)

Total other income, net	$251	$(248)	$1,598	$(530)

(9) INCOME TAXES
     The effective tax rate for the nine months ended September 30, 2005 was 38.6%. Income tax expense for the nine months ended September 30, 2005 was $24.4 million compared to $19.2 million for the same period in 2004. The tax provision was computed using the effective tax rates applicable to each of the domestic and international taxable jurisdictions. The rate for the nine months ended September 30, 2005 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
(10) SHORT-TERM BORROWINGS
     The Company has available a secured line of credit, as amended on December 31, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (6.75% at September 30, 2005) minus 0.50%, and the agreement expires on December 31, 2005. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. Under the agreement, available borrowings are reduced by 50% of the first $1 million of outstanding guarantees and 75% of outstanding guarantees that exceed $1 million. Outstanding letters of credit and guarantees at September 30, 2005 were $3.4 million. Available borrowings under the line of credit at September 30, 2005 were $147.7 million, and no amounts were outstanding at September 30, 2005 and December 31, 2004. We pay an unused line of credit fee of 0.25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined in the agreement: that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts; hence the financial covenants were not applicable at September 30, 2005.
(11) LITIGATION
     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. On July 7, 2004, a third class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. On December 20, 2004, the parties agreed to a preliminary settlement that fully resolves all claims brought by the plaintiffs in each of the three lawsuits. Under the terms of the preliminary settlement, Skechers will pay a potential maximum settlement amount of approximately $1.8 million, which was recorded to other expense in the consolidated statement of earnings during the fourth quarter of 2004, to cover claims made by eligible class members, plaintiff attorneys’ fees and costs, and costs of a third-party administrator. On July 18, 2005, the court approved the preliminary settlement, and all claims from eligible class members have been received. The revised aggregate amount of all claims and other costs is not expected to exceed approximately $1.7 million, which have already been accrued in the financial statements.
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. Skechers moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted Skechers’ motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. Skechers has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of Skechers and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the date of filing this Form 10-Q, plaintiffs have filed their opening brief and defendants have filed their answering brief. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.
     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. The matter had been settled in principle and a settlement stipulation between the parties had been signed, although the settlement was subject to court approval. On June 3, 2005, the court declined to approve the proposed settlement, although the court stated that the parties are free to settle the case between each other without formal court approval and indeed are encouraged to do so. In response, the parties have revised the stipulation of settlement and have opted to give the shareholders notice of settlement. The parties will seek court approval of such settlement in light of the notice and have scheduled another hearing to get court approval on December 19, 2005. While Skechers still believes that the lawsuit is without merit, it will continue to seek ways to resolve the matter to avoid protracted litigation. Skechers does not believe that any revised settlement will have a material adverse effect on the Company’s financial condition or results of operations as such amount is expected to be paid by the Company’s Directors & Officers insurance carrier.
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
     On September 23, 2005, Gary Palmer filed a lawsuit in United States District Court, Eastern District of California against Chelsea Financing Partnership, L.P., which is the owner of an outlet mall in Folsom, California, and 71 retailers including Skechers located in the outlet mall (Case No. 2:05-cv-01935-MCE-GGH). The complaint alleges that Chelsea Financing Partnership, L.P. and the retailers have violated the Americans with Disabilities Act of 1990, the Disabled Persons Act and the Unruh Civil Rights Act by failing to make the facilities fully and equally accessible to handicapped individuals, and that such violations discriminate against plaintiff. The complaint seeks injunctive and preventive relief, declaratory relief, actual and statutory damages, exemplary damages and attorneys’ fees from the defendants. Skechers plans on defending the allegations vigorously and is seeking defense and indemnification from its landlord, Chelsea Financing Partnership, L.P. Nonetheless, it is too early to predict the outcome and predict whether the outcome will have a material adverse effect on Skechers’ financial condition or results of operations.
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
(12) STOCKHOLDERS’ EQUITY
     During the nine months ended September 30, 2005, certain Class B stockholders converted 186,300 shares of Class B common stock into an equivalent number of Class A common stock. During the nine months ended September 30, 2004, certain Class B stockholders converted 1,615,372 shares of Class B common stock into an equivalent number of Class A common stock.
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
     All costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Most of the Company’s capital expenditures related to the retail operations, both domestically and internationally, and our corporate headquarter facilities. Net sales, gross margins and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the “All Other” segment on a combined basis were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales
Domestic wholesale	$170,702	$161,811	$506,081	$461,215
International wholesale	45,723	48,031	126,995	121,065
Retail	54,565	46,621	145,223	127,977
All other	1,846	1,195	4,684	3,593

Total	$272,836	$257,658	$782,983	$713,850

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Gross Profit
Domestic wholesale	$63,558	$59,128	$186,744	$171,187
International wholesale	17,929	16,597	49,412	41,938
Retail	33,171	27,644	89,031	73,904
All other	815	569	2,258	1,853

Total	$115,473	$103,938	$327,445	$288,882

	September 30, 2005	December 31, 2004
Identifiable Assets
Domestic wholesale	$405,779	$355,628
International wholesale	84,930	95,879
Retail	63,708	66,084
All other	218	1,062

Total	$554,635	$518,653

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Sales (1)
United States	$222,792	$205,473	$644,201	$582,187
Canada	4,866	4,835	14,545	12,311
Europe (2)	45,178	47,350	124,237	119,352

Total	$272,836	$257,658	$782,983	$713,850

	September 30, 2005	December 31, 2004
Long-lived Assets
United States	$65,215	$68,079
Canada	791	715
Europe (2)	9,980	13,770

Total	$75,986	$82,564

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, and the Netherlands that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Europe consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, and the Netherlands.
(14) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $99.4 million and $88.2 million before allowances for bad debts and sales returns, and chargebacks at September 30, 2005 and December 31, 2004, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $39.2 million and $38.3 million before allowance for bad debts, sales returns, and chargebacks at September 30, 2005 and December 31, 2004, respectively. International net sales were equal to $138.8 million and $131.7 million for the nine months ended September 30, 2005 and 2004, respectively. The Company provided for potential credit losses of $3.4 million and $4.1 million for the nine months ended September 30, 2005 and 2004.
     Net sales to customers in the U.S. exceeded 80% of total net sales for the nine months ended September 30, 2005 and 2004. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets which totaled $97.2 million and $110.8 million at September 30, 2005 and December 31, 2004, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 26% of total net sales for the nine-months ended September 30, 2005 and 2004, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2005 and 2004, respectively. No one customer accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2005 and 2004, respectively.
     The Company’s top five manufacturers produced approximately 65.8% and 62.4% of its total purchases for the nine months ended September 30, 2005 and 2004, respectively. One manufacturer accounted for 32.5% and 27.3% of total purchases for the nine months ended September 30, 2005 and 2004, respectively. A second manufacturer accounted for 10.9% and 10.8% of total purchases for the nine months ended September 30, 2005 and 2004, respectively.
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
FINANCIAL OVERVIEW
     We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Domestic wholesale segment net sales comprised 64.6% of total net sales for both the nine months ended September 30, 2005 and 2004, respectively. International wholesale sales, retail sales, and all other sales which includes e-commerce sales comprised 16.2%, 18.6%, and 0.6%, respectively, for the nine months ended September 30, 2005 and 17.0%, 17.9%, and 0.5%, respectively, for the nine months ended September 30, 2004.
     We currently have 120 domestic retail stores and 12 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the first nine months of 2005, we opened eight domestic outlet stores, one domestic concept store, and one international outlet store while closing three domestic concept stores. As we identify new opportunities in our retail business, we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets. We currently have plans to open one more domestic store in the fourth quarter of 2005 and another ten to fifteen domestic stores in 2006. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently do not anticipate opening any new international stores in the fourth quarter of 2005. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product. Further, we periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
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
     General and administrative expenses. General and administrative expenses consist primarily of the following accounts: salaries, wages and related taxes and various overhead costs associated with our corporate staff, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, were $17.9 million and $19.5 million for the three months ended September 30, 2005 and 2004, respectively, and $54.7 million and $53.5 million for the nine months ended September 30, 2005 and 2004, respectively. Our distribution network-related costs are included in general and administrative expenses and are not allocated to segments.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2005		2004		2005		2004
Net sales	$272,836	100.0%	$257,658	100.0%	$782,983	100.0%	$713,850	100.0%
Cost of sales	157,363	57.7	153,720	59.7	455,538	58.2	424,968	59.5

Gross profit	115,473	42.3	103,938	40.3	327,445	41.8	288,882	40.5
Royalty income	1,998	0.7	1,726	0.7	5,072	0.7	4,385	0.6

	117,471	43.0	105,664	41.0	332,517	42.5	293,267	41.1

Operating expenses:
Selling	27,190	10.0	24,139	9.4	66,336	8.5	60,968	8.5
General and administrative	68,840	25.2	64,576	25.1	200,452	25.6	184,897	25.9

	96,030	35.2	88,715	34.5	266,788	34.1	245,865	34.4

Earnings from operations	21,441	7.8	16,949	6.5	65,729	8.4	47,402	6.7
Interest expense, net	(912)	(0.3)	(1,986)	(0.8)	(4,109)	(0.5)	(6,295)	(0.9)
Other, net	251	0.1	(248)	—	1,598	0.2	(530)	(0.1)

Earnings before income taxes	20,780	7.6	14,715	5.7	63,218	8.1	40,577	5.7
Income taxes	8,148	3.0	8,678	3.4	24,402	3.1	19,152	2.7

Net earnings	$12,632	4.6%	$6,037	2.3%	$38,816	5.0%	$21,425	3.0%

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004
Net sales
     Net sales for the three months ended September 30, 2005 were $272.8 million, an increase of $15.1 million, or 5.9%, over net sales of $257.7 million for the three months ended September 30, 2004. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product, growth within the domestic retail segment from positive domestic comparative store sales increases (i.e. stores open for at least one year), and to a lesser extent, sales increases from our subsidiaries in Canada, Germany, Italy and Spain. Our domestic wholesale net sales increased $8.9 million to $170.7 million during the three months ended September 30, 2005, from $161.8 million for the three months ended September 30, 2004. The average selling price per pair within the domestic wholesale segment increased to $19.63 per pair during the three months ended September 30, 2005 from $19.57 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 6.3% unit sales volume increase to 8.7 million pairs from 8.2 million pairs in 2004. The increase in average selling price per pair was due to stronger sales of in-season merchandise and broader acceptance of our new designer lifestyle lines. The higher level of net sales was attributable to our efforts beginning in 2004 to redevelop many of our existing lines, our focus on updating proven styles as well as developing new styles, and the launch of three new brands, including the Mark Ecko Footwear and 310 Motoring lines, which have since experienced increased door counts and strong sales growth. During the three months ended September 30, 2005, we saw continued strong acceptance for our in-season denim friendly sport fusion and casual products. We saw the strongest improvements in our women’s fusion Active line led by Bikers styles and our men’s USA line led by Critics and Urbantrack styles.
     Our retail segment net sales increased $8.0 million to $54.6 million for the three months ended September 30, 2005, a 17.0% increase over sales of $46.6 million for the same period in 2004. The increase in retail sales was due to positive domestic comparable store sales across all three store formats. During the quarter ended September 30, 2005, we realized substantial comparable store sales increases ranging from an increase of 22.5% in our domestic concept stores comparable sales to an increase of 12.4% in our domestic warehouse outlet stores comparable sales. We opened six domestic outlet stores and one domestic concept store during the three months ended September 30, 2005. Our international retail sales increased 4.0% for the three months ended September 30, 2005 compared to the same period last year due to opening an additional store in the second quarter of 2005.
     Our international wholesale segment net sales decreased $2.3 million, or 4.8%, to $45.7 million for the three months ended September 30, 2005, compared to $48.0 million for the three months ended September 30, 2004. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Our international distributor sales decreased $4.4 million to $20.0 million for the three months ended September 30, 2005, a 18.2% decrease over sales of $24.4 million for the three months ended September 30, 2004. This was primarily due to decreased sales into Serbia, Australia, and the Philippines. This decrease was partially offset by our international direct subsidiary sales which increased $2.1 million to $25.7 million for the three months ended September 30, 2005, a 9.0% increase over sales of $23.6 million for the three months ended September 30, 2004. The increase in direct subsidiary sales was primarily due to increased sales in Canada, Germany, Italy and Spain.
     Our e-commerce sales were $1.8 million for the three months ended September 30, 2005 compared to sales of $1.2 million for the same period in 2004. Our e-commerce sales made up less than 1% of our consolidated net sales in both the three months ended September 30, 2005 and September 30, 2004.
     We currently anticipate that net sales for the three months ending December 31, 2005 will be in the range of $210 million to $220 million.

Gross profit
     Gross profit for the three months ended September 30, 2005 increased $11.6 million to $115.5 million as compared to $103.9 million for the three months ended September 30, 2004. Gross profit as a percentage of net sales, or gross margin, increased to 42.3% for the three months ended September 30, 2005, compared to 40.3% for the same three months in 2004. The gross margin increase was the result of increased domestic wholesale margins, increased domestic retail margins and increased international wholesale distributor margins. Domestic wholesale gross margins increased to 37.2% for the three months ended September 30, 2005, compared to 36.5% for the same period last year. Domestic wholesale gross profit increased $4.5 million, or 7.5%, to $63.6 million for the three months ended September 30, 2005 compared to $59.1 million in the same period in 2004. We realized higher margins within our Women’s Active, Women’s USA, and Skechers Work lines during the third quarter of 2005 as compared to the same period last year.
     Gross profit for our retail segment increased $5.6 million, or 20.0%, to $33.2 million for the three months ended September 30, 2005 as compared to $27.6 million for the same period last year. This increase in gross profit was due to increased domestic margins and positive domestic comparable store sales. Gross margins increased to 60.8% for the three months ended September 30, 2005 as compared to 59.3% for the same period in 2004. The increase in gross margin was primarily due to a larger portion of our retail sales coming from our higher margin concept and outlet stores as well as acceptance of our new designs and styles.
     Gross profit for our international wholesale segment for the three months ended September 30, 2005 was $17.9 million, an increase of $1.3 million compared to $16.6 million for the same period in 2004. Gross margin was 39.2% for the three months ended September 30, 2005 compared to 34.6% for the same period in 2004. The increase in gross margins for our international wholesale sales was primarily due to increased margins from direct sales through our foreign subsidiaries. Gross margins for our foreign direct subsidiary sales increased to 47.5% for the three months ended September 30, 2005 compared to 44.7% for the same period last year. Gross margins for our foreign distributor sales increased to 28.6% for the three months ended September 30, 2005 compared to 24.7% for the same period in 2004. The increase in gross margins was due to stronger sales of in-line merchandise and better product sell-throughs.
Licensing
     During the three months ended September 30, 2005, we recognized royalty income of $2.0 million compared to $1.7 million during the same period in 2004. The increase in licensing royalties was primarily the result of higher royalties associated with our various licensing agreements.
Selling expenses
     Selling expenses for the three months ended September 30, 2005 were $27.2 million, an increase of $3.1 million or 12.6%, compared to $24.1 million for the same period in 2004. As a percentage of net sales, selling expenses were 10.0% and 9.4% for the three months ended September 30, 2005 and 2004, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $4.4 million relating to the launch of two celebrity advertising campaigns, partially offset by lower trade show expenses of $1.3 million.
     We anticipate our advertising and related expenses to be below or at the lower end of our historic range of 8% to 10% of sales for the 2005 fiscal year.
General and administrative expenses
     General and administrative expenses for the three months ended September 30, 2005 were $68.8 million, an increase of $4.2 million or 6.6%, compared to $64.6 million for the same period in 2004. General and administrative expenses as a percent of sales slightly increased to 25.2% for the three months ended September 30, 2005 from 25.1% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $2.5 million, higher warehousing and distribution costs of $0.9 million, and increased store operating costs of $0.9 million. The increases in salaries and wages, warehousing and distribution costs, and store operating costs were due to increased sales volumes and the increase in store count we experienced during the quarter. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, totaled $17.9 million for the three months ended September 30, 2005 as compared to $19.5 million for the same period last year.
     We continue to review our cost structure to improve efficiencies within our operations; however, we believe that our current cost structure is consistent with our anticipated net sales levels in 2005.
Interest expense, net
     Net interest expense for the three months ended September 30, 2005 decreased $1.1 million to $0.9 million compared to net interest expense of $2.0 million for the same period in 2004. Interest expense is incurred on our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations, and interest on amounts owed to our foreign manufacturers. The reduction in interest expense is due to the amortized reduction of our long-term debt and capital leases, reduced inventory purchases, as well as increased interest income resulting from higher interest rates and higher average cash investment balances during the third quarter of 2005 when compared to the same period in 2004.
Other income (expense)
     Other income, net was $0.3 million for three months ended September 30, 2005 compared to expense of $0.2 million for the three months ended September 30, 2004.
Income taxes
     The effective tax rate for the three months ended September 30, 2005 was 39.2% compared to 59.0% for the same period in 2004. Income tax expense for the three months ended September 30, 2005 was $8.1 million compared to $8.7 million for the same period in 2004. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the three months ended September 30, 2005 was lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
Net sales
     Net sales for the nine months ended September 30, 2005 were $783.0 million, an increase of $69.1 million, or 9.7%, over net sales of $713.9 million for the nine months ended September 30, 2004. The increase in net sales was primarily due to acceptance of new designs and styles of our in-season product, growth within the retail segment from positive domestic comparative store sales increases, and to a lesser extent, sales increases from our subsidiaries in Germany, Canada, Spain, Italy, and the Benelux region. Our domestic wholesale net sales increased $44.9 million to $506.1 million during the nine months ended September 30, 2005, from $461.2 million for the nine months ended September 30, 2004. The average selling price per pair within the domestic wholesale segment increased to $18.31 per pair during the nine months ended September 30, 2005, a 1.6% increase from $18.02 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 8.1% unit sales volume increase to 27.6 million pairs from 25.6 million pairs in 2004. The increase in average selling price per pair was due to stronger sales of in-line merchandise and stronger product sell-throughs. The higher level of net sales was attributable to our efforts beginning in 2004 to redevelop many of our existing lines and focus on updating proven styles as well as developing new styles. Increased net sales during the nine months ended September 30, 2005 can also be attributed to the launch of three new fashion brands in 2004, including the Mark Ecko Footwear and 310 Motoring lines, which have since experienced increased door counts and strong sales growth in 2005. During the nine months ended September 30, 2005, we saw continued strong acceptance for our in-season denim friendly sport fusion and casual products. We saw the strongest improvements in our women’s fusion Active line led by Bikers styles and the new R&B outsole, and our men’s USA line led by Critics and Urbantrack styles. We also saw strong improvements in our Work Division due to our Always In Stock Program, which guarantees customers that the product is available, and the introduction of light-weight aluminum safety toe series.
     Our retail segment net sales increased $17.2 million to $145.2 million for the nine months ended September 30, 2005, a 13.5% increase over sales of $128.0 million for the same period in 2004. The increase in retail sales was due to positive comparable store sales across all three store formats. During the nine months ended September 30, 2005, we realized substantial comparable store sales increases ranging from an increase of 18.9% in our domestic concept stores comparable sales to an increase of 6.9% in our domestic warehouse outlet stores comparable sales. We opened eight domestic outlet stores, one domestic concept store, and one international outlet store while closing three domestic concept stores during the nine months ended September 30, 2005. Our international retail sales increased 11.2% for the nine months ended September 30, 2005 compared to the same period last year, due to the opening of an additional store and increased comparable sales in the second quarter of 2005, and to a lesser extent favorable currency translation adjustments.
     Our international wholesale segment net sales increased $5.9 million, or 5.0% to $127.0 million for the nine months ended September 30, 2005, compared to $121.1 million for the nine months ended September 30, 2004. The increase in international wholesale sales was primarily due to increased direct subsidiary sales which were partially offset by reduced distributor sales. Our international direct subsidiary sales increased $10.7 million, or 17.3% to $72.8 million for the nine months ended September 30, 2005, compared to net sales of $62.1 million for the nine months ended September 30, 2004. Our international distributor sales decreased $4.8 million to $54.2 million for the nine months ended September 30, 2005, a 8.2% decrease over net sales of $59.0 million for the nine months ended September 30, 2004. The increase in international wholesale net sales was primarily due to increased direct subsidiary sales in Germany, Canada, Spain, Italy, and the Benelux region, which were partially offset by reduced distributor sales to Australia, Panama, Philippines, Serbia.
     Our e-commerce sales were $4.7 million for the nine months ended September 30, 2005 compared to sales of $3.6 million for the same period in 2004. Our e-commerce sales made up less than 1% of our consolidated net sales in both the nine months ended September 30, 2005 and September 30, 2004.
Gross profit
     Gross profit for the nine months ended September 30, 2005 increased $38.5 million to $327.4 million as compared to $288.9 million for the nine months ended September 30, 2004. Gross profit as a percentage of net sales, or gross margin, increased to 41.8% for the nine months ended September 30, 2005, compared to 40.5% for the same nine months in 2004. The gross margin increase was the result of increased retail and international wholesale margins, partially offset by reduced domestic wholesale margins. Domestic wholesale gross margins were 36.9% for the nine months ended September 30, 2005, compared to 37.1% for the same period last year. Domestic wholesale gross profit increased $15.5 million, or 9.1%, to $186.7 million for the nine months ended September 30, 2005 compared to $171.2 million in the same period in 2004. We realized higher margins within our Women’s Active, Boy’s, and Men’s, offset by reductions in our Girls and Collection lines during the first nine months of 2005 as compared to the same period last year.
     Gross profit for our retail segment increased $15.1 million, or 20.5%, to $89.0 million for the nine months ended September 30, 2005 as compared to $73.9 million for the same period last year. This increase in gross profit was due to increased margins and positive comparable store sales. Gross margins increased to 61.3% for the nine months ended September 30, 2005 as compared to 57.8% for the same period in 2004. The increase in gross margin was primarily due to a larger portion of our retail sales coming from our higher margin concept and outlet stores as well as acceptance of our new designs and styles.

     Gross profit for our international wholesale segment for the nine months ended September 30, 2005 was $49.4 million, an increase of $7.5 million compared to $41.9 million for the same period in 2004. Gross margin was 38.9% for the nine months ended September 30, 2005 compared to 34.6% for the same period in 2004. The increase in gross margins for our international wholesale sales was primarily due to a higher proportion of higher margin direct sales through our foreign subsidiaries and increased margins on our distributor sales. Gross margins for our distributor sales increased to 30.7% for the nine months ended September 30, 2005 compared to 27.8% for the same period last year. Gross margins for our foreign direct subsidiary sales increased to 45.1% for the nine months ended September 30, 2005 compared to 41.2% for the same period last year. The increase in gross margins was due to stronger sales of in-line merchandise and better product sell-throughs.
Licensing
     During the nine months ended September 30, 2005, we recognized royalty income of $5.1 million compared to $4.4 million during the same period in 2004. The increase in licensing royalties was primarily the result of higher royalties associated with our various licensing agreements.
Selling expenses
     Selling expenses increased $5.3 million or 8.8% to $66.3 million for the nine months ended September 30, 2005, from $61.0 million for the same period in 2004. As a percentage of net sales, selling expenses were 8.5% for both the nine months ended September 30, 2005 and 2004, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $6.8 million relating to relating to the launch of two celebrity advertising campaigns, increased international advertising and promotional costs, which were partially offset by lower sample costs of $1.3 million.
General and administrative expenses
     General and administrative expenses for the nine months ended September 30, 2005 were $200.5 million, an increase of $15.6 million or 8.4%, compared to $184.9 million for the same period in 2004. General and administrative expenses as a percent of sales decreased to 25.6% for the nine months ended September 30, 2005 from 25.9% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $7.5 million, higher warehousing and distribution costs of $2.4 million, increased store operating costs of $0.8 million, and increased repairs and maintenance of $0.9 million. The increase in salaries and wages, warehousing and distribution costs, store operating costs were due to increased sales volumes and the increase in store count we experienced during the nine months ended September 30, 2005. Expenses related to our distribution network, totaled $54.7 million for the nine months ended September 30, 2005 as compared to $53.5 million for the same period last year.
Interest expense, net
     Net interest expense for the nine months ended September 30, 2005 decreased $2.2 million to $4.1 million compared to net interest expense of $6.3 million for the same period in 2004. Interest expense is incurred on our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations, and interest on amounts owed to our foreign manufacturers. The reduction in interest expense is due to the amortized reduction of our long-term debt and capital leases as well as increased interest income resulting from higher interest rates and higher average cash investment balances for the nine months ended September 30, 2005 when compared to the same period in 2004.
Other income (expense)
     Other income, net increased $2.1 million to $1.6 million for the nine months ended September 30, 2005, compared to $0.5 million expense for the same period in 2004. The increase in other income was primarily due to the settlement of a lawsuit for $1.8 million during the nine months ended September 30, 2005.

Income taxes
     The effective tax rate for the nine months ended September 30, 2005 was 38.6% compared to 47.2% for the same period in 2004. Income tax expense for the nine months ended September 30, 2005 was $24.4 million compared to $19.2 million for the same period in 2004. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the nine months ended September 30, 2005 is lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at September 30, 2005 was $356.4 million, an increase of $42.5 million from working capital of $313.9 million at December 31, 2004. Cash and cash equivalents at September 30, 2005 were $182.6 million compared to $137.7 million at December 31, 2004. The increase in cash and cash equivalents during the nine months ended September 30, 2005 was primarily the result of positive operating cash flows due to our net earnings of $38.8 million.
     During the nine months ended September 30, 2005, our operating activities generated $53.7 million in net cash compared to cash provided by operating activities of $29.2 million for the same period in 2004. The increase in our operating cash flows for the nine months ended September 30, 2005, when compared to the same period in 2004, was primarily the result of increased earnings and reduced inventory balances, which were partially offset by increased accounts receivable balances due to higher net sales during the period.
     Capital expenditures for the nine months were approximately $10.5 million, which primarily consisted of new store openings, store remodels, warehouse equipment upgrades and information technology hardware. This was compared to $15.0 million in the prior year, of which $11.0 million was related to the purchase of our second corporate facility which we previously leased. During the third quarter of 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million. We expect the building to be completed by the end of fiscal 2007.
     Net cash provided by financing activities was $3.5 million during the nine months ended September 30, 2005, compared to net cash provided by financing activities of $4.7 million during the same period in 2004. The decrease in cash provided from financing activities was due to lower proceeds from exercise of stock options when compared to the same period in 2004.
     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. The notes are convertible into shares of our Class A Common Stock. Interest on the notes is paid semi-annually on April 15 and October 15 of each year. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes may be converted at any time on or before the close of business on the maturity date, unless the notes have been previously redeemed or repurchased; provided, however, that if a note is called for redemption or repurchase, the holder will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption or repurchase, as the case may be. The notes are unsecured and subordinated to our present and future senior debt. The notes are also structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness. The indenture provides for various non-financial covenants and cross default provisions, as defined in the agreement, with which we were in compliance at September 30, 2005. Net proceeds from the sale of the notes were $86.2 million.

     In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have additional long-term debt of $23.6 million outstanding at September 30, 2005. This long-term debt consists of the following at September 30, 2005:
•	Note payable for $7.4 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $10.1 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $5.1 million for material handling equipment at one of our U.S. distribution center warehouses, which is secured by the equipment.

•	Capital lease liability for $1.0 million for material handling equipment at our European distribution center, which is secured by the equipment.
     Some of these debt agreements contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At September 30, 2005, we were in compliance with all of the covenants related to our long-term debt.
     We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements thru 2006. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of September 30, 2005:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term obligations (1)	$98,100	$4,050	$94,050	—	—
Other long-term debt	17,502	78	1,047	$16,377	—
Capital lease obligations	6,131	686	5,445	—	—
Operating lease obligations (2)	204,113	31,985	56,364	47,866	$67,898
Purchase obligations (3)	142,086	142,086	—	—	—
Minimum payments related to our licensing arrangements	9,220	2,600	3,420	3,200	—
Financed insurance premiums	996	996	—	—	—

	$478,148	$182,481	$160,326	$67,443	$67,898

(1)	Consists of our 4.50% convertible notes receivable due April 15, 2007 and related interest payments due in April and October of each year unless converted into our Class A common stock as provided for in the indenture agreement.

(2)	Consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at September 30, 2005.

(3)	Includes (i) purchase orders for the purchase of footwear of $50.6 million, (ii) outstanding letters credit of $3.4 million and (iii) open purchase commitments with our foreign manufacturers for $88.1 million that may be cancelable in certain instances given the timing of cancellation. We currently expect to fund these commitments with available cash and cash flows from operations.
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
     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last two months. This percentage is based on our historical loss rate. A 1% change in this rate would not have a significant impact on our results of operations. Gross trade accounts receivable balance was $138.6 million and the allowance for bad debts, returns and customer chargebacks was $8.1 million at September 30, 2005.
     Inventory reserves. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At September 30, 2005, our gross inventory value was $133.5 million and our inventory reserve was $1.2 million.
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
     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash contribution opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists.
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
     We plan to adopt Statement 123(R) using the modified-prospective method. As permitted by Statement 123(R), we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million, $0.8 million and $2.0 million for the years ended December 31 2002, 2003 and 2004, respectively. In connection with the exercise of options, the Company realized tax benefits of $0.7 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, which have been credited to additional paid-in-capital. The Company realized tax benefits of $1.5 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the nine months ended September 30, 2005 and September 30, 2004, our net sales to our five largest customers accounted for approximately 26% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2005 and September 30, 2004, respectively. No other customers accounted for more than 10% of our net trade accounts receivable as of September 30, 2005 or September 30, 2004, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivable of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
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

We May Be Unable To Successfully Execute Our Growth Strategy Or Maintain Our Growth.
     We have grown quickly since we started our business. Our ability to grow in the future depends upon, among other things, the continued success of our efforts to expand our footwear offerings and distribution channels. Our rate of growth has declined in recent periods and may continue to decline or we may not be profitable in future quarters or fiscal years. Furthermore, as our business becomes larger, we may not be able to effectively manage our growth. We anticipate that as our business grows, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impact our business, results of operations and financial condition.
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
     Substantially all of our net sales during the nine months ended September 30, 2005 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including:
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
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2005 and September 30, 2004, the top five manufacturers of our manufactured products produced approximately 65.8% and 62.4% of our total purchases, respectively. One manufacturer accounted for 32.5% of total purchases for the nine months ended September 30, 2005 and the same manufacturer accounted for 27.3% of total purchases for the nine months ended September 30, 2004. A second manufacturer accounted for 10.9% of our total purchases during the nine months ended September 30, 2005 and the same manufacturer accounted for 10.8% of total purchases for the nine months ended September 30, 2004. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.
     A substantial portion of our operations are located in California, including 38 of our retail stores, our headquarters in Manhattan Beach and our domestic distribution center in Ontario. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.
Failure By Us To Comply With Any Of The Financial Covenants In Our Long-Term Debt Agreements And $150 Million Line Of Credit Facility Could Have A Material Adverse Impact On Our Business.
     A significant decrease in our operating results could adversely effect our ability to maintain required financial covenants under our various long-term debt agreements and our $150 million credit facility. If these financial covenants are not maintained, the creditors will have the option to require immediate repayment of all outstanding long-term debt and any amounts outstanding under the credit facility, if any, and some of these agreements also contain cross-default provisions. The most likely result would require us to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms. If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, results of operations and financial condition.
Commencing In 2006, Recognizing Compensation Expense Related To Stock Options Under FASB Statement 123(R) Will Reduce Our Future Reported Earnings.
     The Financial Accounting Standards Board (FASB) has issued a new accounting standard (Statement 123(R)) requiring companies to begin recognizing compensation expense related to all unvested and newly granted stock options. Currently, we include such expenses on a pro forma basis in the notes to our quarterly and annual financial statements in accordance with U.S. GAAP and do not include compensation expense related to stock options in reported earnings. We expect to adopt Statement 123(R) on January 1, 2006 as required. Thus, commencing in

2006, our reported earnings will be lower than they would otherwise be under the current accounting treatment for stock options, and as a result, the trading price of our Class A common shares could decline.
One Principal Stockholder Is Able To Control Substantially All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of September 30, 2005, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 73.5% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2005, Mr. Greenberg beneficially owned approximately 64.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, he beneficially owned approximately 87.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
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
     Interest rate fluctuations. At September 30, 2005, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium and the Netherlands. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the nine months ended September 30, 2005 and 2004, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $4.1 million and translation gain of $0.4 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 2% reduction in each of these exchange rates at September 30, 2005 would have reduced the values of our net investments by approximately $1.9 million.
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
CHANGES IN INTERNAL CONTROL

     There were no changes in our internal control over financial reporting during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. On July 7, 2004, a third class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. On December 20, 2004, the parties agreed to a preliminary settlement that fully resolves all claims brought by the plaintiffs in each of the three lawsuits. Under the terms of the preliminary settlement, Skechers will pay a potential maximum settlement amount of approximately $1.8 million, which was recorded to other expense in the consolidated statement of earnings during the fourth quarter of 2004, to cover claims made by eligible class members, plaintiff attorneys’ fees and costs, and costs of a third-party administrator. On July 18, 2005, the court approved the preliminary settlement, and all claims from eligible class members have been received. The revised aggregate amount of all claims and other costs is not expected to exceed approximately $1.7 million, which have already been accrued in the financial statements.
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. Skechers moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted Skechers’ motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. Skechers has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of Skechers and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the date of filing this Form 10-Q, plaintiffs have filed their opening brief and defendants have filed their answering brief. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.
     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. The matter had been settled in principle and a settlement stipulation between the parties had been signed, although the settlement was subject to court approval. On June 3, 2005, the court declined to approve the proposed settlement, although the court stated that the parties are free to settle the case between each other without formal court approval and indeed are encouraged to do so. In response, the parties have revised the stipulation of settlement and have opted to give the shareholders notice of settlement. The parties will seek court approval of such settlement in light of the notice and have scheduled another hearing to get court approval on December 19, 2005. While Skechers still believes that the lawsuit is without merit, it will continue to seek ways to resolve the matter to avoid protracted litigation. Skechers does not believe that any revised settlement will have a material adverse effect on the Company’s financial condition or results of operations as such amount is expected to be paid by the Company’s Directors & Officers insurance carrier.
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
     On September 23, 2005, Gary Palmer filed a lawsuit in United States District Court, Eastern District of California against Chelsea Financing Partnership, L.P., which is the owner of an outlet mall in Folsom, California, and 71 retailers including Skechers located in the outlet mall (Case No. 2:05-cv-01935-MCE-GGH). The complaint alleges that Chelsea Financing Partnership, L.P. and the retailers have violated the Americans with Disabilities Act of 1990, the Disabled Persons Act and the Unruh Civil Rights Act by failing to make the facilities fully and equally accessible to handicapped individuals, and that such violations discriminate against plaintiff. The complaint seeks injunctive and preventive relief, declaratory relief, actual and statutory damages, exemplary damages and attorneys’ fees from the defendants. Skechers plans on defending the allegations vigorously and is seeking defense and indemnification from its landlord, Chelsea Financing Partnership, L.P. Nonetheless, it is too early to predict the outcome and predict whether the outcome will have a material adverse effect on Skechers’ financial condition or results of operations.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2005	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG David Weinberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)