Form 10-K
period 2005-12-31
SKECHERS USA INC
filed 2006-03-16
CIK 1065837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-14429
SKECHERS U.S.A., INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4376145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

228 Manhattan Beach Blvd., Manhattan Beach, California	90266
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 318-3100
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Class A Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):   Large accelerated filer☐      Accelerated filer☑      Non-accelerated filer☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
As of June 30, 2005, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $324 million based upon the closing price of $14.26 of the Class A Common Stock on the New York Stock Exchange on such date.
The number of shares of Class A Common Stock outstanding as of March 1, 2006: 23,879,447.
The number of shares of Class B Common Stock outstanding as of March 1, 2006: 16,445,889.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2006 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
     This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2006 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “likely,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our company’s actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.
     Risk factors include but are not limited to the following: international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to production delays; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions due to energy shortages or natural disasters such as an earthquake due to the location of our domestic warehouse, headquarters and a substantial number of our retail stores in California; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with the financial covenants in our long-term debt agreements and $150 million line of credit facility; compliance with recent corporate governance legislation including the Sarbanes-Oxley Act of 2002; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in this report and other reports filed with the United States Securities and Exchange Commission (the “SEC”).
     The risks included here are not exhaustive. Other sections of this annual report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

PART I
ITEM 1. BUSINESS
     We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Throughout this annual report, we refer to Skechers U.S.A., Inc., a Delaware corporation, and its consolidated subsidiaries as “we,” “us,” “our,” “our company” and “Skechers” unless otherwise indicated. Our Internet website address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can learn more about us by reviewing such filings on our website or at the SEC’s website at www.sec.gov.
GENERAL
     We design and market Skechers-branded contemporary footwear for men, women and children under seven individual brand names. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer seven uniquely branded designer, fashion and street-focused footwear lines for men, women and children. These lines are branded and marketed separately from Skechers and appeal to specific audiences. Our brands are sold through department stores, specialty stores, athletic retailers, and boutiques as well as our e-commerce website and our own retail stores. We operate 34 concept stores, 56 factory outlet stores and 32 warehouse outlet stores in the United States, and 10 concept stores and two warehouse outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.
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
     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted our brands through comprehensive marketing campaigns for men, women and children. For Skechers in 2005, we capitalized on the popularity of American Idol winner and rising star Carrie Underwood in our domestic and international print advertising, and launched television sponsor spots for many of our Skechers branded lines as well as some of our uniquely branded lines. For Mark Nason, Michelle K and 310 Motoring, we also developed print ads, including ads featuring multi-platinum hip hop recording artist The Game for his signature 310 footwear line. Our Marc Ecko Footwear is supported through print ads developed by Marc Ecko for the apparel lines Ecko Unltd. and Ecko Red. Our strategy continues to focus on print advertisements in targeted publications such as GQ, Lucky, Details, Seventeen, Maxim, People, Teen People, Teen Vogue, Slam, In Style, and many others.
     Since we introduced our first line, Skechers USA Sport Utility Footwear, in December 1992, we have expanded our product offering and grown our net sales while substantially increasing the breadth and penetration of our account base. Each of our seven Skechers-branded product lines benefits from the Skechers reputation for contemporary and progressive styling, quality, comfort and affordability. We have seven product lines currently in the marketplace that are not branded with the Skechers name that benefit from our marketing support, quality management and expertise. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated sales and design teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.
SKECHERS BRANDS
     Skechers USA. Our Skechers USA category for men and women includes five types of footwear: (i) Casuals, (ii) Dress Casuals, (iii) Comfort (for men only), (iv) Outdoor (for men only) and (v) Sport Fusion. This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.
•	For men, the Casuals category includes “black and brown” boots and shoes that generally have a rugged urban design — some with industrial-inspired fashion features. This category is defined by the heavy-lugged outsole and value-oriented materials employed in the uppers as well as leather uppers. For women, the Casuals category includes basic “black and brown” oxfords and slip-ons, lug outsole boots, and casual sandals. The women’s line also uses value-oriented materials, but a growing number of styles may also be designed in leather. We design and price both the men’s and women’s categories to appeal primarily to young persons with broad acceptance across age groups.
•	For men, the Dress Casuals category is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but still utilize the heavy-lugged outsole and value-oriented materials. This category is designed and priced for young men seeking their first work or evening shoe. For women, the Dress Casual line is comprised of more stylized boots and shoes, which may include leather uppers, shearling or faux fur lining or trim, or which in general may be more trend-influenced.

•	Skechers Comfort is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. A category with unique features, we market and package the Skechers Comfort styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

•	Our Outdoor styles for men primarily consist of hiker-influenced constructions including boots and shoes. While this category includes many technical performance features, we market this category of footwear primarily on the basis of style and comfort. Outsoles generally consist of molded and contoured hardened rubber. Many designs include gussetted tongues to prevent penetration of water and debris, cushioned mid-soles, motion control devices such as heel cups, water-resistant or water-proof construction and materials, and more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers. We market and package the Outdoor styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

•	Our Sport Fusion line is comprised of low-profile, sport-influenced Euro casuals targeted at trend-conscious young men and women. With many outsoles adopted from our men’s Sport and women’s Active lines, this line primarily features leather or nubuck uppers, but may also include mesh.
     Skechers Sport. Our Skechers Sport footwear for men and women includes: (i) Joggers, Trail runners, Sport hikers, Terrainers, (ii) Performance (for men only), (iii) Street Casuals and (iv) Sport Sandals. Our Skechers Sport category is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Skechers Sport is typically sold through specialty shoe stores, department stores and athletic footwear retailers.
•	Our Jogger, Trail Runner, Sport Hiker and cross trainer-inspired Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, phylon and other synthetic outsoles, as well as leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with contrasting pop colors such as lime green, orange and red in addition to traditional athletic white.

•	The Performance category is comprised of multi-purpose running shoes that are marketed as men’s lifestyle athletic footwear. Some styles include 3M reflective accents, breathable upper construction, quality leathers, abrasion-resistant toe and heel cap, removable moisture wicking molded EVA sock liner, outsole forefoot flex grooves for improved flexibility, non-marking rubber lugs with impact dispersment technology (IDT), aggressive all terrain traction lugs, external torsion stabilizer and tuned dual-density molded ethyl vinyl acetate (EVA) midsole with pronation control.

•	Street Casual incorporates lower profiles, classic details and skate, street and fusion influences in a collection of essential, basic casual sneakers. The uppers are designed in leather, suede, nubuck, canvas and/or mesh. Street Casual is targeted to young consumers, but also appeals to a broader demographic.

•	Our Sport Sandals are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.
     Skechers Active. A natural companion to Skechers Sport, Skechers Active has grown from a casual everyday line into a complete line of fusion and sport fusion sneakers for females of all ages. Marked by low-profile outsoles, the Active line is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures – traditional laces, zig-zag straps and cross straps, among others. The line also now includes Mary Jane, sandal and open back styles. Active sneakers are typically retailed through specialty casual shoe stores and department stores.

     Somethin’ Else from Skechers. Targeting 12- to 25-year-old trend-savvy females, the Somethin’ Else from Skechers line is focused on current fashions through an array of stylish shoes, boots, heels and sandals. With a growing offering that includes flats, heeled boots, clogs and sport-influenced looks, the line is designed to meet junior consumers’ needs – from school to work to weekends – and is a complementary line for women who already wear Skechers USA, Skechers Active and Skechers Sport. Many styles are made from more affordable materials such as man-made leather, offering more young consumers the opportunity to buy trend-right shoes at a reasonable price. This line is typically sold through department and specialty stores.
     Collection by Skechers. The Collection by Skechers line is comprised of stylish dress shoes, dress casual shoes and sandals for the young fashion-forward male consumer. The looks include classic tailored and fashion-forward square, round and pointed lasts in a variety of styles, such as bicycle toes, monk straps, wingtips, oxfords, cap toes, demi-boots and boots. The outsoles project a sleeker profile and may be either leather or man-made. The uppers are quality leathers including glossy, box, distressed and aniline. Collection by Skechers is sold through specialty casual shoe stores and department stores.
     Skechers Work. Expanding on our heritage of cutting-edge utility footwear, Skechers Work offers a complete line of men’s and women’s sport oxfords, field boots, trail hikers and athletic shoes. The Skechers Work line includes the (i) Lightweight Aluminum Series (“LAS”), (ii) Steel Toe, (iii) Occupational and (iv) Slip-Resistant categories, which may feature electrical hazard, electrostatic-dissipative and slip-resistant technologies, as well as breathable, seam-sealed HydroguardTM waterproof membranes. Our LAS, Steel Toe and Occupational products have been independently tested and certified to meet ASTM F 2412/2413-05; CSA Z195-02 or SATRA PM 77 standards, and our slip-resistant soles have been tested pursuant to the James testing method for slip resistance. The uppers are in high-quality leather, nubuck, truebuck and durabuck. Constructed on high-abrasion, long wearing soles, the line is designed for men and women with jobs that require certain safety requirements. Skechers Work is primarily marketed through business-to-business channels, but is also available direct-to-consumers and through select department and specialty stores.
•	Our LAS trail hikers and sport oxfords are exclusively designed for industry professionals who need lightweight, all-day footwear protection. Their innovative design includes a durable, ultra-lightweight safety toe, torque flex construction and high-grade materials for superior strength and comfort.

•	Our Steel Toe athletic sneakers, boots, hikers, oxfords and sport oxfords, which are ideal for environments requiring safety footwear. These durable styles feature breathable lining, oil and abrasion resistant outsoles and steel toe design for optimal protection, all-day comfort and prolonged durability.

•	Our Occupational boots, oxfords and hikers offer versatile features for those requiring utility, safety and comfort features, but who also want style. Designed with an array of textured uppers and colorways, the footwear capitalizes on function and comfort – from breathable lining to contoured insoles and abrasion-resistant outsoles for prolonged wear.

•	Our Slip-Resistant boots, athletics, sport and slip-on oxfords, and clogs are ideal for the service industry. These shoes offer comfort and safety in dry or wet conditions by utilizing breathable lining and James-tested slip, oil and abrasion resistant outsoles for optimal safety and reliability.
     Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants, toddlers, boys and girls boots, shoes and sneakers; (ii) S-Lights, which is lighted footwear for toddlers, boys and girls and (iii) Somethin’ Else from Skechers for Girls, which is trend-inspired boots, shoes, sandals and dress sneakers. Skechers Kids and Somethin’ Else from Skechers for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger set the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Skechers Kids shoes are available at department stores and specialty and athletic retailers.
•	The Skechers Kids line includes embellishments or adornments such as fresh colors and fabrics from our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles, and for infants with soft, leather-sole crib shoes.

•	S-Lights is a line of sneakers and sandals with a combined pattern of lights on the outsole and other areas of the shoes.

•	Somethin’ Else from Skechers for Girls is a line of trend-right sandals, shoes, boots, street sneakers and dress casuals for young girls. For this line, we have taken many of our successful junior bottoms and tailored them to a younger demographic, lowering platforms and wedges as needed and creating all new upper treatments and colors on select styles. Many styles are made from more affordable materials such as man-made leather, offering young consumers the opportunity to buy stylish shoes at affordable prices.
FASHION AND STREET BRANDS
The Fashion and Street Division and its brands are marketed separately from SKECHERS.
     Rhino Red and Unltd. by Marc Ecko. Rhino Red is a line of women’s classic and fashion-forward fusion sneakers and casual and dress causal heels and boots. Unltd. by Marc Ecko is a line of men’s street-inspired traditional sneakers, fusion sneakers and urban-focused casuals. Targeted to the street-savvy 18- to 34-year-old consumer, the footwear reflects Ecko Unltd.’s men’s apparel and the Ecko Red women’s apparel, and effectively utilizes the globally recognized Rhino logo on the majority of sneakers and casuals. Unltd. by Marc Ecko for boys and Rhino Red for girls sneaker lines primarily consist of takedowns from the adult Marc Ecko footwear lines with additional or different colorways geared toward children and that reflect the boys’ and girls’ Ecko Unltd. and Ecko Red clothing. The licensed brands are sold through select department stores and specialty retailers.
     310 Motoring. The 310 Motoring footwear collection utilizes top-quality leathers, a fashion-forward approach to design and comfort, and materials that are derived from 310 Motoring’s customized cars, including wood burl and carbon fiber. A multi-tiered approach, the line consists of high-end, cutting-edge athletics, heritage to high-design boots and shoes, and sophisticated driving-inspired shoes and boots for men and boys. 310 Motoring footwear is available in select department stores, specialty retailers and urban independents.
     In the last week of 2005, we launched multi-platinum hip hop recording artist The Game’s signature 310 sneaker, known as Hurricane by 310, in select specialty athletic stores. The initial Hurricane street athletic sneaker consists of one color and one style. Additional colors are planned to launch in the first quarter of 2006.
     Michelle K. Targeted toward stylish 18- to 34-year-old women, Michelle K is a signature designer line of fashion forward fusion sneakers, sporty boots and sandals. The Michelle K line is marked by a unique combination of materials, textures and colors. The line is available in select upscale department stores and better boutiques. It is sold internationally under the name Skechers by designer Michelle K. This brand also includes Michelle K Girl, a fashion-forward line, primarily comprised of fusion casual sneakers as well as boots and sandals marked by a unique combination of colors, materials, textures and embellishments.
     Mark Nason and Siren by Mark Nason. Mark Nason is a sophisticated and fashion forward footwear collection, marketed to style-conscious men, designed to complement designer denim and dress casual wear. Primarily crafted and constructed in Italy, the Mark Nason collection is comprised of classic and modern boots, shoes and sandals with distinctive profiles and luxurious hand-distressed leathers. The Mark Nason line distinguishes itself with high quality individual styling and may utilize unique materials such as premium leathers, etched and tattooed leathers, hand-treated, hand-scraped and hand-cut leathers, hand-treated leather uppers and soles, snakeskin and eel skin. Siren by Mark Nason, an uninhibited designer boot line for discerning women, was launched in the fourth quarter of 2005 as a response to the reaction of women to the men’s Mark Nason collection. The ultimate accompaniment to designer denim and casual couture, the line’s boots are fueled with bold profiles, alluring details and distinct textures. Handcrafted in Italy, the boots utilize premium leathers, hand-treated details, leather outsoles, and some may include snakeskin and other exotic materials. Mark Nason and Siren by Mark Nason are available in upscale department stores and better boutiques.
     Kitson. Launched in the fourth quarter of 2005, Kitson footwear is a line of fashion sneakers and sandals targeted to hip and trend-savvy women and girls. A licensed brand, Kitson is an ultra-hip Los Angeles boutique known for sparking the hottest and newest trends, and where young Hollywood celebrities come to shop. Kitson goods are must-have merchandise, featured in leading style and lifestyle magazines. Kitson footwear is available at the Kitson retail boutique, upscale department stores and other boutiques.
PRODUCT DESIGN AND DEVELOPMENT
     Our principal goal in product design is to generate new and exciting footwear in all of our product lines with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design most new styles to be fashionable and marketable to the 12- to 24-year old consumer, while substantially all of our lines appeal to the broader range of 5- to 40-year-old consumers, with an exclusive selection for infants and toddlers. While many of our shoes have performance features, we generally do not position our shoes in the marketplace as technical performance shoes.
     We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest footwear trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brand’s image.
     The footwear design process typically begins about nine months before the start of a season. Our products are designed and developed primarily by our in-house design staff. To promote innovation and brand relevance, we utilize dedicated design teams, who report to our senior design executives, and focus on each of the men’s, women’s and children’s categories. In addition, we utilize outside design firms on an item-specific basis to supplement our internal design efforts. The design process is extremely collaborative, as members of the design staff frequently meet with the heads of retail, merchandising, sales, production and sourcing to further refine our products to meet the particular needs of the target market.
     After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and embellishments, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our manufacturers for a design prototype. The design prototypes are then sent back to our design teams. Our major retail customers may also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. We also occasionally order limited production runs that may initially be tested in our concept stores. By working closely with store personnel, we obtain customer feedback that often influences product design and development. Our design teams can easily and quickly modify and refine a design based on customer input. Generally, the production process can take six months to nine months from design concept to commercialization.
SOURCING
     Factories. Our products are produced by independent contract manufacturers located primarily in China and, to a lesser extent, in Italy, Vietnam, Brazil and various other countries. We do not own or operate any manufacturing facilities as we believe that the use of independent manufacturers substantially increases our production flexibility and capacity while reducing capital expenditures and avoiding the costs of managing a large production work force.
     When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. During 2005, we had four manufacturers that accounted for approximately 59.7% of total purchases. One manufacturer accounted for 32.4%, and one other accounted for 11.2% of our total purchases during the year ended December 31, 2005. To date, we have not experienced difficulty in obtaining manufacturing services.
     We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0% and 1.5% for 30 to 60 days financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers; however, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.
     We closely monitor sales activity after initial introduction of a product in our concept stores to determine whether there is substantial demand for a style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings, while less popular styles can be discontinued after only a limited production run. We believe that sales in our concept stores can also help forecast sales in national retail stores, and we share this sales information with our wholesale accounts. Sales, merchandising, production and allocations management analyze historical and current sales and market data from our wholesale account base and our own retail stores to develop an internal product quantity forecast that allows us to better manage our future production and inventory levels. For those styles with high sell-through percentages, we maintain an in-stock position to minimize the time necessary to fill customer orders by placing orders with our manufacturers prior to the time we receive customers’ orders for such footwear.
     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through an approximately 165-person staff working from our offices in China and Taiwan. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced or indentured labor (as defined under U.S. law) nor child labor (as defined by the manufacturer’s country) is used in the production process, and that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.
     Quality Control. We believe that quality control is an important and effective means of maintaining the quality and reputation of our products. Our quality control program is designed to ensure that not only finished goods meet our established design specifications, but also that all goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China and Taiwan perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production. For some of our lower volume manufacturers, our staff is on-site during significant production runs or we will perform unannounced visits to their manufacturing sites to further monitor compliance with our manufacturing specifications.
ADVERTISING AND MARKETING
     With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. The focus of our marketing plan is print and television advertising, which is supported by outdoor, trend-influenced marketing, public relations promotions and in-store support. In addition, we utilize celebrity endorsees in our advertisements. We also believe our Internet websites and trade shows are effective marketing tools to both consumers and corporate accounts. We have historically budgeted advertising as a percentage projected net sales. In 2005, we advertised in a more efficient manner while net sales increased, which resulted in advertising and marketing expenditures equaling 5.8% of our annual net sales, which was below our historical range of 8% to 10% of annual net sales.
     Advertising. The majority of our advertising is conceptualized by our in-house design team. In 2005, we utilized the creative services of an outside photographer to also design several key ads, from which our design team was able to create additional advertisements and marketing materials. This allowed us to take a new approach to our advertising while also maintaining control and integrity of the Skechers brand by building a relationship with one outside creative source yet still crafting ads in-house.
     We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our lifestyle and image-driven advertising, we generally seek to build and increase brand awareness by linking the Skechers brand and our other brands to youthful, contemporary lifestyles and attitudes rather than to market a particular footwear product. In addition to our compelling Skechers lifestyle ads, we have also created product specific ads for our men’s lines to appeal to both men and women who purchase footwear for men. Our ads are designed with a broad approach to eliminate single categorization and to provide merchandise flexibility and to facilitate the “brands and product designs” direction of evolving footwear fashions and consumer preferences.
     To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believed would reach new markets. Through the first half of 2005, we continued our international endorsement agreement with global superstar Christina Aguilera for our women’s lines. When the agreement expired at the end of June 2005, we signed 2005 American Idol winner and rising star Carrie Underwood to appear in Skechers advertisements in support of our women’s lines. In recent years, we had similar endorsement agreements for Skechers with singer and actress Britney Spears, professional basketball player and actor Rick Fox, and actors Robert Downey, Jr., Matt Dillon and Rob Lowe. We also signed multi-platinum hip hop superstar The Game as well as the Oscar-nominated actor Terrence Howard to support our 310 Motoring brand. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.
     In addition to advertising our Skechers branded lines through men’s, women’s and children’s ads, we also support our Michelle K, Mark Nason and 310 Motoring lines through individual unique print advertisements. For Michelle K and Mark Nason, we have focused on key-selling styles in product-driven ads that captured the brands’ essence. For 310 Motoring, we have created several lifestyle ads that reflected the high-end roots of this automotive inspired line, including ads featuring multi-platinum hip hop recording artist The Game for his signature 310 footwear line. Unltd. by Marc Ecko and Rhino Red advertisements are created and implemented by Ecko.Complex, LLC dba Ecko Unltd., the parent company of Ecko Unltd. and Ecko Red, which allows for exposure of our Mark Ecko footwear brands without us having to incur significant advertising costs.
     With a targeted approach, our print ads appear regularly in popular fashion and lifestyle consumer publications, such as GQ, Cosmopolitan, Elle, Lucky, Seventeen, Teen People, Maxim, Slam, Rolling Stone, and Complex, as well as in weekly publications such as People, Us Weekly, Star, and TV Guide, among others. Our television commercials are primarily produced in-house and air during key selling seasons. In 2005, we created product-driven sponsor spots for Skechers Sport Fusion for men and women, Skechers Sport for men, Skechers Work, and Skechers for boys and girls, as well as for Michelle K Girl and 310 Motoring. We have found these to be a cost-effective way to advertise during key national and cable programming. Our in-house media buyer strategically selects the ideal programs and geographic areas for our commercials for maximum consumer impact.
     Outdoor. In an effort to reach consumers where they shop and in high traffic areas as they travel to and from work or while running errands, we launched a multi-level outdoor campaign that included 800-plus mall kiosks, billboards, transportation systems and telephone kiosks. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression of our Skechers branded lines.
     Trend-Influenced Marketing/Public Relations. Our public relations team’s objectives are to secure product placement in key fashion magazines, place our footwear on the feet of trend-setting celebrities, and garner positive and accurate press on our company. Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. Our footwear has been prominently displayed and referenced on news and magazine shows including The Today Show, Good Day L.A., Country Music Television, and E! Style; and on entertainment shows, including Law & Order, Fear Factor, and The Dr. Phil Show, among others. We have also amassed an array of prominent product placements in magazines including Lucky, Seventeen, Teen People, Teen Vogue, CosmoGirl, InStyle, Stuff, Maxim, Slam, Cargo, Dime and Footwear News. In addition, our brands have been associated with cutting edge events and select celebrities, and our product has been seen worn by trend-setters like Denis Leary, Eva Longoria, Black Eyed Peas, Big & Rich, Sugarland, Drew Barrymore, John Corbett, Halle Berry, Ice-T, Paris Hilton and Jamie Foxx, among others.
     Promotions. By applying creative sales techniques via a broad spectrum of mediums, our marketing team seeks to build brand recognition and drive traffic to Skechers’ retail stores and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, concert promotions, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. Our imaginative promotions are consistent with Skechers’ imaging and lifestyle.
     Visual Merchandising. Our in-house visual merchandising team supports wholesale accounts, distributors and our retail stores by developing displays that effectively leverage our products at the point of purchase. Our point-of-purchase display items include signage, graphics, displays, counter cards, banners and other merchandising items. These materials mirror the look and feel of our national print advertising in order to reinforce brand image at the point-of-purchase.
     Our visual merchandising coordinators (“VMC’s”) work with our sales force and directly with our customers to ensure better sell-through at the retail level by generating greater consumer awareness through Skechers brand displays. Our VMC’s communicate with and visit our wholesale customers on a regular basis to aid in proper display of our merchandise. They also run in-store promotions to enhance the sale of Skechers footwear and create excitement surrounding the Skechers brand. We believe that these efforts help stimulate impulse sales and repeat purchases.
     Trade Shows. To better showcase our diverse products to footwear buyers in the United States and Europe, and to distributors around the world, we regularly exhibit at the leading trade shows. Along with specialty trade shows, we exhibit at WSA’s The Shoe Show, FFANY and MAGIC in the United States, and GDS, MICAM, Bread & Butter, and Who’s Next in Europe. Our dynamic, state-of-the-art trade show exhibits are developed by our in-house architect to showcase our latest product offerings in a lifestyle setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level. For select non-Skechers branded lines such as Michelle K, 310 Motoring and our Marc Ecko footwear lines, we have created individual exhibits to ensure the brand integrity. Our innovative exhibits have won numerous awards over the years, including Best Booth Design at the WSA Shoe Show, February 2001 and February 2003, and for our Unltd. by Marc Ecko and Rhino Red booth in August 2004 and February 2005. For FFANY, we show in our own New York showroom as is common during this show.
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
     Along with www.skechers.com, we have also established unique Internet websites for Michelle K (www.michellek.com), Mark Nason (www.marknason.com) and 310 Motoring (www.310motoring.com). These websites are designed to serve as marketing tools, properly imaging these brands while also informing customers about the respective product lines.
PRODUCT DISTRIBUTION CHANNELS
     We have three reportable segments – domestic wholesale sales, international wholesale sales and retail sales. In addition, we report an “All other” segment, which includes our e-commerce sales and other miscellaneous sales. In the United States, our products are available through a network of wholesale accounts comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale accounts in more than 100 countries and territories through our global network of distributors and our Canadian and European subsidiaries. Additionally, 12 distributors opened 38 distributor-owned Skechers retail stores in 16 countries as of December 31, 2005. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products.
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
     In an effort to provide knowledgeable and personalized service to our wholesale accounts, the sales force is segregated by product line, each of which is headed by a vice president or national sales manager. Reporting to each sales manager are knowledgeable account executives and territory managers. Our vice president and national sales managers report to our senior vice president of sales. All of our vice president and national sales managers are compensated on a salary basis, while our account executives and territory managers are compensated on a commission basis. None of our domestic sales personnel sell competing products.
     We believe that we have developed a loyal customer base of wholesale accounts through a heightened level of customer service. We believe that our close relationships with these accounts help us to maximize their retail sell-throughs. Our visual merchandise coordinators work with our wholesale accounts to ensure that our merchandise and point-of-purchase marketing materials are properly presented. Sales executives and merchandise personnel work closely with accounts to ensure that appropriate styles are purchased for specific accounts and for specific stores within those accounts as well as to ensure that appropriate inventory levels are carried at each store. Such information is then utilized to help develop sales projections and determine the product needs of our wholesale accounts. The value-added services we provide our wholesale customers help us maintain strong relationships with our existing wholesale customers and attract potential new wholesale customers.
     International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our subsidiaries in Canada, France, Germany, Spain, Italy, Portugal, Switzerland, Austria, the Benelux Region and the United Kingdom, (ii) sales of our footwear to more than 30 foreign distributors who distribute such footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Latin America, South America, Africa, the Middle East

and Australia, among other regions and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.
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
          Europe
     We currently distribute product in most of Western Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices and showrooms in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; and Skechers USA Italia S.r.l., with its offices and showroom in Verona, Italy.
     In regards to our Skechers-owned retail stores in Europe, we have nine concept stores and one factory outlet store located in five countries, including the key locations of Oxford Street in London, Alstadt District in Düsseldorf and Kalverstraat Street in Amsterdam.
     To accommodate our European subsidiaries’ operations, we operate an approximately 240,000 square foot distribution center in Liege, Belgium. This distribution center is currently used to store and deliver product to our subsidiaries and retail stores throughout Europe.
          Canada
     Merchandising and marketing of our product in Canada is managed by our wholly-owned subsidiary, Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Ontario, California. We have one concept store located in Toronto’s Eaton Centre and one factory outlet store located in Toronto.
•	Distributors
     Outside of Western Europe and Canada, our footwear is distributed through an extensive network of more than 30 distributors, who sell our products to department, athletic and specialty stores in more than 100 countries around the world. Through agreements with 12 of these distributors, 38 distributor-owned Skechers retail stores are open in 17 countries, including nine stores that were opened in 2005. One distributor-owned store was closed in 2005.

	STORE	NUMBER OF
REGION	FORMAT	STORES	LOCATION(1)
Asia	Concept Warehouse	3 4	Osaka, Japan; Tokyo, Japan; South Korea Osaka, Japan (2); Shizuoka, Japan; Tochigi-ken, Japan
Australia	Concept	1	Sydney, Australia
Central America/ South America	Concept	22	Chile (4); Columbia (5); Ecuador; El Salvador; Guatemala (2); Panama (2); Peru; Venezuela (6)
Eastern Europe	Concept	4	Moscow, Russia (3); Kiev, Ukraine
Middle East	Concept	3	Tel Aviv, Israel; Riyadh, Saudi Arabia; Dubai, UAE
South Africa	Concept	1	Sandton, South Africa

(1)	One store per location except as otherwise noted.

     The distributors are responsible for their respective store’s operations, have ownership of their respective store’s assets and select the broad collection of our products to sell to consumers in their regions. In order to maintain a globally consistent image, we provide architectural, graphic and visual guidance and materials for the design of the stores, and we train the local staff on our products and corporate culture. We intend to expand our international presence and global recognition of the Skechers brand name by continuing to sell our footwear to foreign distributors and by opening flagship retail stores with distributors that have local market expertise.
     Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three-store format enables us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. This format also allows us to manage our inventory in an efficient and brand sensitive manner. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of February 28, 2006, we operated 34 concept stores, 56 factory outlet stores and 32 warehouse outlet stores in the United States, and ten concept stores and two warehouse outlet stores internationally. We closed three stores and opened 11 new stores in 2005. We opened one new store in the first two months of 2006, with an additional 15 to 20 stores planned to open by the end of 2006.
•	Concept Stores.
     Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in a cutting-edge, open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square and 34th Street in New York, Santa Monica’s Third Street Promenade, Dallas’ Northpark Center, Las Vegas’ Fashion Show Mall, Seattle’s Bellevue Square Mall, Woodfield Mall outside Chicago and international locations include Oxford Street in London, Alstadt District in Dusseldorf and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. We opened one concept store and closed three others in 2005.
     The typical Skechers concept store is approximately 2,500 square feet, although in certain markets we have opened concept stores as large as 6,400 square feet or as small as 1,200 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States, Europe and Canada. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.
     In an effort to market and test our non-Skechers brands, we opened a new format of concept store, SoHo Lab. In 2004, we converted an existing Skechers concept store in New York’s SoHo District to the new format, removing all Skechers signage and graphics, replacing them with graphics from our fashion and street lines: Michelle K, Mark Nason, 310 Motoring, Unltd. by Marc Ecko and Rhino Red. In 2005, we converted two additional Skechers concept stores in urban and/or fashion locations to SoHo Lab stores, and in 2006, we plan to open four more SoHo Lab locations built from the ground up. The stores may also include more fashion forward Skechers styles.
•	Factory Outlet Stores.
     Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have two international outlet stores – one in Canada that opened in 2005 and one in England. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points. We opened nine domestic factory outlet stores in 2005, and one more in the first two months of 2006.
•	Warehouse Outlet Stores.
     Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores range in size from approximately 5,200 to 14,800 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores in order to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We did not open any new warehouse outlet stores in 2005.
     Electronic Commerce. Our e-commerce sales represented less than 1.0% of total net sales in 2005, 2004 and 2003. Our website, www.skechers.com, is a virtual storefront that promotes the Skechers brand name. Designed to provide a positive shopping experience, the website showcases our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. This virtual store has provided a convenient alternative-shopping environment, become an efficient and effective additional retail distribution channel, and has improved our customer service.
LICENSING
     We believe that selective licensing of the Skechers brand name and our product line names to manufacturers may broaden and enhance the individual brands without requiring significant capital investments or additional incremental operating expenses. Our multiple product lines plus additional subcategories present many potential licensing opportunities on terms with licensees that we believe will provide more effective manufacturing, distribution or marketing of non-footwear products. We also believe that the reputation of Skechers and its history in launching brands has also enabled us to partner with reputable non-footwear brands in order to design and market their footwear.
     The first launch of Skechers licensed product was Skechers Kids apparel for boys and girls from the licensee, Kids Headquarters, in the United States for the 2003 back-to-school selling season. Due to the successful in-store launch of Skechers Kids, we expanded our licensing agreement with Kids Headquarters to include infant and toddler apparel, boys’ and girls’ daywear and sleepwear, and swimwear for boys and girls. We also extended our territory for licensed apparel for infants, toddlers and children by signing a licensing agreement with MultiGroup Inc. for design and distribution of Skechers Kids in Canada.
     As of February 28, 2006, we had 14 active domestic and international licensing agreements. In addition to our licensing agreement with MultiGroup, we have international licensing agreements with other licensees for the design and distribution of men’s and women’s active apparel in Israel; for adult and children’s active apparel, swimwear, hosiery and accessories in Japan; and new in 2005, bags in select Central and South American countries and watches in the Philippines. We have also signed an agreement for Skechers bags in China, which are expected to begin shipping in 2006.
     We have signed agreements to design, develop and market footwear for the street lifestyle apparel brands, Ecko Unltd., Ecko Red and Zoo York under the Marc Ecko Enterprises umbrella and for Kitson, the ultra-hip Hollywood boutique.
DISTRIBUTION FACILITIES AND OPERATIONS
     We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes and are shipped either (i) to our approximately 1.4 million square-foot internally managed distribution center located in Ontario, California, (ii) to our approximately 240,000 square-foot distribution center located in Liege, Belgium or (iii) directly from third-party manufacturers to our other international customers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.

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
     Our lease agreement for our Liege, Belgium distribution center provides for first right of refusal on three remaining facilities planned for development, allowing for expansion of up to approximately 735,000 square feet. We believe that the capacity available to us within this lease agreement will allow for further growth of our international operations.
BACKLOG
     As of December 31, 2005, our backlog was $250.5 million, compared to $220.5 million as of December 31, 2004. While backlog orders are subject to cancellation by customers, we have not experienced significant cancellation of orders in the past, and we expect that substantially all the orders will be shipped in 2006. However, for a variety of reasons, including customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period. In addition, cancellation rates that we have realized in the past may not be indicative of cancellation rates to be expected in the future.
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
COMPETITION
     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions Inc., Steven Madden, Ltd. and Wolverine World Wide, Inc. Our athletic shoes compete with brands of athletic footwear offered by companies such as Nike, Inc., Reebok International Ltd., Adidas-Salomon AG, Puma AG and New Balance Athletic Shoe, Inc. Our children’s shoes compete with brands of children’s footwear such as those offered by The Stride Rite Corporation. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.
EMPLOYEES
     As of February 28, 2006, we employed 2,997 persons, 1,680 of whom were employed on a full-time basis and 1,317 of whom were employed on a part-time basis. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.
ITEM 1A. RISK FACTORS
     In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.
Our Future Success Depends On Our Ability To Respond To Changing Consumer Demands, Identify And Interpret Fashion Trends And Successfully Market New Products.
     The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful styles in the future, our growth and profitability will be negatively impacted. We frequently make decisions about product designs and marketing expenditures several months in advance of the time when consumer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes in styles and trends or are not successful in marketing new products, we could experience excess inventories, higher than normal markdowns or an inability to profitably sell our products. Because of these risks, a number of companies in the footwear industry specifically, and others in the fashion and apparel industry in general, have experienced periods of rapid growth in revenues and earnings and thereafter periods of declining sales and losses, which in some cases have resulted in companies in these industries ceasing to do business. Similarly, these risks could have a material adverse effect on our results of operations or financial condition.

Our Business And The Success Of Our Products Could Be Harmed If We Are Unable To Maintain Our Brand Image.
     Our success to date has been due in large part to the strength of the Skechers brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During 2005, 2004 and 2003, our net sales to our five largest customers accounted for approximately 25.4%, 26.8% and 27.7% of total net sales, respectively. No customer accounted for more than 10% of our net sales during 2005, 2004 and 2003. One customer accounted for 10.3% and 10.9% of net trade receivables at December 31, 2005 and December 31, 2004, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China, Which Could Affect Our Ability To Sell Or Manufacture Our Products In International Markets, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.
     Substantially all of our net sales during the year ended December 31, 2005 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following risks: political and social unrest, including the military presence in Iraq;

changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages, transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers, exposure to different legal standards (particularly with respect to intellectual property), compliance with foreign laws, and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
     In particular, because most of our products are manufactured in China, adverse changes in trade or political relations with China, political instability in China, the occurrence of a natural disaster such as an earthquake or hurricane in China or the outbreak of a pandemic disease such as Severe Acute Respiratory Syndrome (SARS) or the Avian Flu in China would severely interfere with the manufacture of our products and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.
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
The Potential Imposition Of Additional Duties, Tariffs And Other Trade Restrictions, Including The European Union’s Anticipated Anti-Dumping Duties On Leather Footwear Made In China And Vietnam, Could Have An Adverse Impact On Our Sales And Profitability.
     All of our products manufactured overseas and imported into the United States, the European Union (“EU”) and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether additional customs duties, anti-dumping duties, quotas, safeguard measures or other trade restrictions may be imposed on the importation of our products in the future. Such actions could result in increases in the cost of our products generally and might adversely affect the sales and profitability of Skechers and the imported footwear industry as a whole.
     Following the phase-out at the beginning of 2005 of quotas that had been imposed by the EU since 1994 on the import of certain types of footwear manufactured in China, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia and Thailand, there has been renewed pressure from the EU footwear manufacturing industry to re-impose some level of trade protection on imported footwear from China, India, Vietnam and other exporting countries. In mid-2005, the EU Trade Commission initiated an anti-dumping investigation into leather footwear imported from China and Vietnam. Along with other major footwear manufacturers, we have been actively participating as respondents in this investigation and are taking the position that certain categories of footwear should not be within the product scope of this investigation and do not meet the legal requirements of injury and price in an anti-dumping investigation, as part of our efforts to minimize any adverse financial impact on our results of operations in 2006 and beyond. We believe that our major competitors stand in much the same position of risk regarding these potential trade measures.
We May Be Unable To Successfully Execute Our Growth Strategy Or Maintain Our Growth.
     Although our company has generally exhibited steady growth since we started our business, we had a decrease in size in the past and our rate of growth has declined at times as well, and we may experience similar decreases in size or declines in rate of growth again in the future. Our ability to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and expand our footwear offerings and distribution channels. Furthermore, as our business becomes larger, we may not be able to effectively manage our growth. We anticipate that as our business continues to grow, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impact our business, results of operations and financial condition.
Our Business May Be Negatively Impacted As A Result Of Changes In The Economy.
     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. For example, due in large part to the slowdown in the global economy, our net sales for 2003 were lower than anticipated. This lower level of sales adversely affected our operating results for 2003 and could do so again in 2006 and beyond.
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
     Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in our second and third quarters for the back-to-school selling season. Back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our net sales and results of operations for our second and third quarters. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future net sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our operating results. Also, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A Common Stock.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During 2005 and 2004, the top four manufacturers of our products produced approximately 59.7% and 56.1% of our total purchases, respectively. One manufacturer accounted for 32.4% and 28.2% of total purchases during 2005 and 2004, respectively. A second manufacturer accounted for 11.2% and 11.0% of our total purchases during 2005 and 2004, respectively. We do not have long-term contracts with our manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. In particular, manufacturers in China are facing a labor shortage as migrant workers seek better wages and working conditions in farming and other vocations, and if this trend continues, our current manufacturers’ operations could be adversely affected.
     If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.
Our Business Could Be Harmed If Our Contract Manufacturers, Suppliers Or Licensees Violate Labor, Trade Or Other Laws.
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
     In addition, if we, or our foreign manufacturers, violate United States or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.
Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.
     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to hedge this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2005 or 2004. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.
Our Strategies Involve A Number Of Risks That Could Prevent Or Delay Any Successful Opening Of New Stores As Well As Impact The Performance Of Our Existing Stores.
     Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to identify suitable store locations, the availability of which is outside of our control; negotiate acceptable lease terms, including desired tenant improvement allowances; source sufficient levels of inventory to meet the needs of new stores; hire, train and retain store personnel; successfully integrate new stores into our existing operations; and satisfy the fashion preferences in new geographic areas.

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
Many Of Our Retail Stores Depend Heavily On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.
     Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from political, social or military events, a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our operating results.
We Depend On Key Personnel To Manage Our Business Effectively In A Rapidly Changing Market, And If We Are Unable To Retain Existing Personnel, Our Business Could Be Harmed.
     Our future success depends upon the continued services of Robert Greenberg, Chairman of the Board and Chief Executive Officer, Michael Greenberg, President, and David Weinberg, Executive Vice President and Chief Operating Officer. The loss of the services of any of these individuals or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.
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
Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.
     A substantial portion of our operations are located in California, including 38 of our retail stores, our headquarters in Manhattan Beach and our domestic distribution center in Ontario. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.
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

Recognizing Compensation Expense Related To Stock Options Under FASB Statement 123(R) Will Reduce Our Future Reported Earnings.
     The Financial Accounting Standards Board (FASB) has issued a new accounting standard (Statement 123(R)) requiring companies to begin recognizing compensation expense related to all unvested and newly granted stock options. We included such expenses on a pro forma basis in the notes to our quarterly and annual financial statements through December 31, 2005 in accordance with U.S. GAAP and did not include compensation expense related to stock options in reported earnings. We adopted Statement 123(R) on January 1, 2006 as required. Thus, our reported earnings will be lower in 2006 and thereafter than they would otherwise be under the previous accounting treatment for stock options, and as a result, the trading price of our Class A Common Stock could decline.
One Principal Stockholder Is Able To Control Substantially All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of December 31, 2005, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 73.5% of our outstanding Class B Common Stock and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2005, Mr. Greenberg beneficially owned approximately 64.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, he beneficially owned approximately 87.5% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. The differential in the voting rights may adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the superior voting rights of our Class B Common Stock to have value.
Our Charter Documents And Delaware Law May Inhibit A Takeover, Which May Cause A Decline In The Value Of Our Stock.
     Provisions of Delaware law, our certificate of incorporation or our bylaws could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Mr. Greenberg’s substantial beneficial ownership position, together with the authorization of Preferred Stock, the disparate voting rights between our Class A Common Stock and Class B Common Stock, the classification of our Board of Directors and the lack of cumulative voting in our certificate of incorporation and bylaws, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our Class A Common Stock at a premium over the market price of the Class A Common Stock and may adversely affect the market price of our Class A Common Stock.
We Are Still Exposed To Potential Risks From Recent Legislation Requiring Public Companies To Evaluate Controls Under Section 404 Of The Sarbanes-Oxley Act Of 2002.
     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We have implemented processes documenting and evaluating our system of internal controls. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     Our corporate headquarters and additional administrative offices are located at four premises in Manhattan Beach, California, which consist of an aggregate of approximately 100,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The leased property expires between February 2007 and October 2010, with options to extend these leases in some cases, and the current aggregate annual rent for the leased property is approximately $0.4 million. Also, construction commenced in 2005 on another corporate facility in Manhattan Beach, California that is expected to be approximately 55,000 square feet. This facility is scheduled to be completed by the end of 2007.
     Our U.S. distribution center consists of four facilities located in Ontario, California. The three leased facilities aggregate approximately 1,176,000 square feet, with an annual base rent of approximately $4.2 million. The leased property expires between November 2007 and May 2011, and these leases contain rent escalation provisions. The owned distribution facility is approximately 264,000 square feet.
     Our European distribution center consists of a 240,000 square-foot facility in Liege, Belgium under a 25-year operating lease with base rent of approximately $1.1 million per year. The lease provides for first right of refusal on three facilities planned for development, allowing for expansion up to a total of approximately 735,000 square feet. We believe that the capacity available to us within our lease agreement should allow for further growth of our international operations. The lease agreement also provides for early termination at five-year intervals beginning in February 2007, pending notification as prescribed in the lease.
     All of our domestic retail stores and showrooms are leased with terms expiring between February 2006 and September 2018. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $17.8 million for the year ended December 31, 2005.
     We also lease all of our international administrative offices, retail stores and showrooms located in Canada, France, Germany, Switzerland, Italy, Spain, the Netherlands and the United Kingdom. The leased properties expire at various dates between July 2006 and September 2018. Total rent for the leased properties aggregated approximately $6.0 million for 2005.
ITEM 3. LEGAL PROCEEDINGS
     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. On July 7, 2004, a third class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. On December 20, 2004, the parties agreed to a preliminary settlement that fully resolved all claims brought by the plaintiffs in each of the three lawsuits. Under the terms of the preliminary settlement, Skechers was to pay a potential maximum settlement amount of approximately $1.8 million, which was recorded to other expense in the consolidated statement of earnings during the fourth quarter of 2004, to cover claims made by eligible class members, plaintiff attorneys’ fees and costs, and costs of a third-party administrator. On July 18, 2005, the court approved the preliminary settlement, and all claims from eligible class members have been received. The final settlement payout, which was within the $1.8 million amount that was accrued and reserved, was $1.6 million.
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. Skechers moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted Skechers’ motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. Skechers has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of Skechers and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the date of filing this annual report, all briefing by the parties has been completed and the parties are waiting on a hearing date. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.
     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. The matter had been settled in principle and a settlement stipulation between the parties had been signed, although the settlement was subject to court approval. On June 3, 2005, the court declined to approve the proposed settlement, although the court stated that the parties are free to settle the case between each other without formal court approval and indeed are encouraged to do so. In response, the parties revised the stipulation of settlement and opted to give the shareholders notice of settlement. The parties sought court approval of the revised settlement, and the court approved such settlement on December 19, 2005. The settlement was funded entirely by Skechers’ insurance carrier.
     On May 19, 2005, Rosemary Almanza filed a lawsuit against Skechers in the Superior Court of the State of California, County of San Bernadino, ROSEMARY ALMANZA v. SKECHERS U.S.A., INC. (Case No. RCV 087714). The complaint alleges wrongful termination under the California Fair Employment and Housing Act, California Government Code §12900, et seq., as a result of harassment, discrimination and retaliation against Ms. Almanza. The complaint seeks compensatory damages, punitive and exemplary damages, interest and attorneys’ fees. Skechers plans on defending the allegations vigorously and believes the claims are without merit. On February 20, 2006, the parties settled the suit, and the settlement did not have a material adverse effect on our company’s financial condition or results of operations.
     On September 23, 2005, Gary Palmer filed a lawsuit in United States District Court, Eastern District of California against Chelsea Financing Partnership, L.P., which is the owner of an outlet mall in Folsom, California, and 71 retailers including Skechers located in the outlet mall (Case No. 2:05-cv-01935-MCE-GGH). The complaint alleges that Chelsea Financing Partnership, L.P. and the retailers have violated the Americans with Disabilities Act of 1990, the Disabled Persons Act and the Unruh Civil Rights Act by failing to make the facilities fully and equally accessible to handicapped individuals, and that such violations discriminate against plaintiff. The complaint seeks injunctive and preventive relief, declaratory relief, actual and statutory damages, exemplary damages and attorneys’ fees from the defendants. On December 14, 2005, the parties settled the suit, and the settlement did not have a material adverse effect on our company’s financial condition or results of operations.
     On December 21, 2005, Twelve Ten Studios, Inc. filed a lawsuit against Skechers in United States District Court, Central District of California, TWELVE TEN STUDIOS, INC. v. SKECHERS U.S.A., INC. (Case No. CV 05008863). The complaint alleges copyright infringement for use of an embroidered fabric design authored by plaintiff for use on women’s footwear in 2003. The complaint seeks injunctive relief, compensatory damages, punitive and exemplary damages, interest, and attorneys’ fees and costs. Although Skechers believed the case was without merit, the style at issue was insignificant and the matter was settled on a confidential basis to avoid costly and protracted litigation. Skechers does not believe the settlement will have a material adverse effect on our company’s financial condition or results of operations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to our security holders to be voted on during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2005
First Quarter	$16.90	$12.80
Second Quarter	15.62	11.18
Third Quarter	18.19	13.94
Fourth Quarter	16.50	12.00
YEAR ENDED DECEMBER 31, 2004
First Quarter	$13.31	$7.51
Second Quarter	14.55	10.17
Third Quarter	15.25	11.56
Fourth Quarter	15.25	10.60
     As of March 1, 2006, there were 110 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 23 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.
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
     Our equity compensation plan information is provided as set forth in Part III, Item 12 of this annual report.

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2005.
SUMMARY FINANCIAL DATA
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

		YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
STATEMENT OF EARNINGS DATA:
Net sales	$1,006,477	$920,322	$834,976	$943,582	$960,385
Gross profit	420,482	370,857	317,686	386,673	406,180
Royalty income, net	6,628	7,060	4,170	1,145	(303)
Operating expenses:
Selling	81,378	79,673	84,653	94,274	111,401
General and administrative	269,436	248,999	238,550	210,889	205,989
Earnings (loss) from operations	76,296	49,245	(1,347)	82,655	88,487
Interest expense, net	4,786	7,973	8,839	8,927	13,852
Earnings (loss) before income taxes	72,797	38,720	(10,373)	75,341	75,955
Net earnings (loss)	44,717	23,553	(11,867)	47,036	47,270

Net earnings (loss) per share:(1)
Basic	$1.13	$0.61	$(0.31)	$1.26	$1.30
Diluted	$1.06	$0.59	$(0.31)	$1.20	$1.24
Weighted average shares:(1)
Basic	39,686	38,638	37,840	37,275	36,409
Diluted	44,518	39,800	37,840	40,854	38,059

		AS OF DECEMBER 31,
BALANCE SHEET DATA:	2005	2004	2003	2002	2001
Working capital	$361,210	$313,883	$275,124	$286,760	$139,972
Total assets	581,957	518,653	466,533	483,156	407,486
Long-term debt, excluding current portion	107,288	113,038	116,047	117,204	29,616
Stockholders’ equity	343,830	294,895	255,654	259,236	199,016

(1)	Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, unless their inclusion would be anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
GENERAL
     We design, market and sell contemporary footwear for men, women and children under the Skechers brand as well as seven other unique brand names. Our footwear is sold through a wide range of department stores and leading specialty retail stores, mid-tier retailers, boutiques, our own retail stores, distributor-owned international retail stores and our e-commerce website. Our objective is to continue to profitably grow our domestic operations, while leveraging our brand name to expand internationally.
     Our operations are organized along our distribution channels and have the following three reportable sales segments – domestic wholesale sales, international wholesale sales and retail sales. In addition, we report an “All other” segment, which includes our e-commerce sales and other miscellaneous sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in footnote 12 to our consolidated financial statements included under Part II, Item 8 of this annual report.
FINANCIAL OVERVIEW
     Our net sales for 2005 increased $86.2 million, or 9.4% percent, to $1.006 billion from $920.3 million in 2004. Our strong performance in 2005 was the result of our dedicated efforts to consistently deliver trend-right styles, which has led to an increased demand for our in-season product and continued growth in our fashion and street lines. Our domestic wholesale segment is our largest distribution channel comprising 63.0%, 63.3%, and 67.4% of our consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Our international wholesale sales comprised 16.3%, 17.0%, and 14.6% of our consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Retail sales comprised 20.0%, 19.2%, and 17.3% of our consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively, of which our domestic retail sales comprised 18.4%, 17.6%, and 16.0% of our consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Our international retail sales did not comprise more than 10% of our consolidated net sales in 2005, 2004 or 2003.
     Domestic wholesale unit sales volume increased 8.1% to 34.4 million pairs in 2005 from 31.8 million pairs in 2004, and our average selling price per pair increased 0.8% to $18.45 in 2005 from $18.31 in 2004. These increases in average selling price per pair and increase in unit sales volume were due to the continued improvement and favorable response to our in-season product in 2005.
     We achieved diluted earnings per share of $1.06 on net sales of $1.006 billion in 2005. Our higher net sales and profitability for 2005 as compared to 2004 are primarily attributable to stronger than anticipated sales of in-line product, increased margins due to a shift in sales to our higher margin business units, increased international wholesale and retail sales, and a reduction in selling expenses as a percentage of net sales. We had working capital of $361.2 million at December 31, 2005, an increase of $47.3 million from working capital of $313.9 million at December 31, 2004. We generated an increase of $59.3 million in cash during 2005 bringing our cash balance to $197.0 million at year end compared to $137.7 million at December 31, 2004.
     These positive results are being driven by focusing on our core strengths and 2005 initiatives which included:
     New product design and delivery. Our success depends on our ability to frequently introduce new styles and product lines as well as design products in anticipation of consumers’ ever-evolving preferences. This includes building our existing product lines with updates to proven sellers as well as creating new styles that we believe will become core to the line in upcoming seasons. Our focus in 2005 was primarily on updating many key sellers in our current lines and growing our product offering for our recently launched fashion and street lines: 310 Motoring, Unltd. by Marc Ecko and Rhino Red. In addition, we also introduced two new product lines: Kitson for women and girls, and Siren by Mark Nason for women.
     We will continue to broaden our product offering with new lines that do not directly compete with our existing brands and allow us the opportunity to broaden the targeted demographic profile of our consumer base, increase our shelf space and enter into new doors without detracting from existing business. Recently, we announced a licensed line of footwear for Zoo York, which is one of the leading action sport apparel brands, that we expect to introduce for the 2006 back-to-school selling season.
     Building our brands. As a marketing-driven company, we consistently focus on advertising the Skechers brands in targeted publications, on key television programming and in high traffic areas and key malls. During 2005, we capitalized on our presence with celebrity endorsee driven ads — first with the worldwide Christina Aguilera campaign that concluded in June, and then with the launch of our new Skechers celebrity endorsee, rising star and American Idol winner Carrie Underwood. We believe Ms. Underwood’s appeal and popularity will have a positive impact on our brand and create further demand for our product as her debut album remains one of the top albums in the United States. In addition, the launch of television sponsorship campaigns for our Skechers men’s, women’s and children’s lines will further grow our brand with our diverse consumer base.
     Our goal with our fashion and street lines is to increase brand recognition through the continued presence of print and television advertising in targeted markets. Depending on need, each brand has its own print campaign and some may have additional forms of marketing, such as television. Of the seven brands that comprise this division, Unltd. by Marc Ecko and Rhino Red are globally recognized brands, Michelle K and Mark Nason are becoming more established through several years of marketing efforts, and 310 Motoring and Kitson are brands with rapidly growing recognition. With the appeal and uniqueness of the 310 Motoring brand, we were able to develop a signature line of sneakers with multi-platinum hip hop recording artist The Game, which has resulted in a complete marketing program featuring him. In addition, we signed an endorsement deal with Oscar-nominated actor Terrence Howard to support our 310 Motoring brand. We believe that these campaigns, including the 310/Game campaign, should generate additional demand for our fashion and street products in 2006.
     Targeted approach to licensing. We have signed select licensing deals in the United States and abroad to further grow and enhance the image of the Skechers brand. Our most significant domestic license to date is with Kids Headquarters for Skechers Kids apparel, daywear and sleepwear, which launched for the back-to-school selling season in 2003. We have also signed licensing agreements for apparel and/or accessories in Japan, Israel, China, Philippines, and Central and South America. We believe these licenses will have a positive impact on our brand in these international markets.
     Further develop international businesses. In 2005, we continued to focus on improving our international operations by (i) increasing our customer base within our subsidiary business, (ii) increasing the product count within each account, (iii) delivering the right product into the right markets, specifically with our distributor business and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product. Our international business is supported by eight subsidiaries that sell direct to wholesale accounts in 11 countries in Europe and in Canada. We believe the continued strength of our international business is a direct result of a broader acceptance of our trend-right product and increases in style counts. We believe most of our distributors have implemented appropriate product and marketing efforts, which positions them to improve their businesses in 2006. We expect countries where distributors have opened Skechers retail stores to benefit the most from these efforts.
     Further grow our company-owned retail business. With a focus on profitably growing our retail business, in 2005 we increased our store count by eight stores, and we opened one additional store in Utah in the first two months of 2006, bringing our domestic and international store count to 134. We have seen double digit comparable store sales growth in our domestic retail business during 2005 and believe that it will continue to grow as we expand into new domestic markets. We plan to open another 15 to 20 stores in 2006.
     Continued management of expenses. We continue to focus on cost management and are dedicated to growing profitably. In 2005, our selling and general and administrative expenses declined slightly as a percentage of net sales. In addition, we saw improved gross margins as a result of improved management of our inventory levels as well as a shift in sales to our higher margin business units.
YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004
Net sales
     Net sales for 2005 were $1.006 billion, an increase of $86.2 million, or 9.4%, over net sales of $920.3 million in 2004. The increase in net sales was due to increased domestic wholesale sales, retail sales and increased direct international sales in Germany, Spain, Benelux, Italy and Canada, offset by decreased sales in the United Kingdom and France. Our domestic wholesale segment increased 8.9%, or $52.1 million, to $634.3 million compared to $582.2 million in 2004. The increase in domestic wholesale segment net sales came on a 8.1% unit sales volume increase to 34.4 million pairs from 31.8 million pairs in 2004. Our average selling price per pair increased 0.7% to $18.45 from $18.31 in 2004. The increase in sales was a result of increased demand for our in-season products and broader acceptance of our new lines, including sport fusion and casual fusion footwear. The strongest increases came in our Women’s Active, Mark Ecko, and Men’s USA lines.
     Our retail segment sales increased $24.8 million to $201.6 million in 2005, a 14.0% increase over sales of $176.8 million in 2004. The increase in retail sales was due to a net increase of eight stores, increased sales across all three store formats and positive comparable store sales. During 2005, we opened ten new domestic stores, one international store and closed three other domestic stores. These new stores contributed $4.6 million in net sales during 2005. Of our new store additions, ten were outlet stores and one was a concept store. In addition, during 2005, we realized positive comparable store sales increases in our domestic and international retail stores of 16.9% in our concept stores comparable sales and 3.7% in our international store comparable sales. Our domestic retail sales increased 14.7% due to positive comparable sales and having four retail stores that were opened in 2004 being open the entire year in 2005. Our international retail sales increased 6.7% in 2005 compared to 2004, due to increased comparable sales, the opening of one additional store, as well as favorable currency translation adjustments. We currently anticipate opening one international retail store in 2006.
     We currently have 122 domestic retail stores, and we believe that we have a presence in most major markets. We currently plan to open between approximately 15 to 20 domestic retail stores in 2006. During 2005 we closed three under-performing retail stores as compared to closing four retail stores in 2004. We periodically review all of our stores for impairment. During 2005, we recorded an impairment charge of $0.9 million related to leasehold improvements for two of our stores. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     Our international wholesale segment sales increased $7.0 million to $163.5 million in 2005, a 4.5% increase over sales of $156.5 million in 2004. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. The increase in international wholesale sales was primarily due to increased direct subsidiary sales, which were partially offset by reduced distributor sales. Direct subsidiary sales increased $11.1 million, or 15.4%, to $83.4 million compared to net sales of $72.3 million in 2004. The increase in direct subsidiary sales was primarily due to increased sales into Germany, Canada, Spain and Italy. Our distributor sales decreased $4.1 million to $80.1 million in 2005, a 4.9% decrease over sales of $84.2 million in 2004. This was primarily due to decreased sales into Japan.
     Our e-commerce sales, included in our “All other” segment, increased $2.2 million to $7.0 million in 2005, a 46.0% increase over sales of $4.8 million in 2004. Our e-commerce sales made up less than 1% of our consolidated net sales in both 2005 and 2004.
Gross profit
     Gross profit for 2005 increased $49.6 million to $420.5 million as compared to $370.9 million in 2004. Our domestic wholesale segment increased $18.0 million, or 8.4%, to $232.4 million in 2005 compared to $214.4 million in 2004. Gross profit as a percentage of net sales, or gross margin, increased to 41.8% in 2005 from 40.3% in 2004. This gross margin increase was the result of the increase in international wholesale margins, which increased to 37.2% in 2005 from 34.6% for 2004, and as a result of retail sales becoming a larger portion of consolidated net sales, which achieve higher gross margins than our wholesale sales. Increased margins was also a result of increased demand for our in-season products and broader acceptance of our new lines, including sport fusion and casual fusion footwear.
     Gross profit for our retail segment increased $22.5 million, or 22.2%, to $123.9 million in 2005 as compared to $101.4 million in 2004. This increase in gross profit was due to four stores that were opened in 2004 being open the entire year in 2005 and positive comparable store sales increases of 3.7% and 16.9% in our international and domestic stores, respectively. During 2005, we opened ten new domestic stores, one international store and closed three other domestic stores. Gross margins increased to 61.5% in 2005 as compared to 57.4% in 2004. The increase in margin was primarily due to a larger portion of our retail sales coming from our higher margin concept stores and positive comparable store sales increases.
     Gross profit for our international wholesale segment increased $6.7 million, or 12.4%, to $60.8 million for 2005 compared to $54.1 million in 2004. Gross margins were 37.2% for 2005 compared to 34.6% in 2004. The increase in gross margins was primarily due to increased margins in our distributor business. The increase in distributor gross margins was primarily due to stronger sales of in-line merchandise and better product sell-throughs. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 42.4% for both 2005 and 2004.
     Our cost of sales includes the cost of footwear purchased from our manufacturers, royalties, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), broker fees and storage costs. Because we include expenses related to our distribution network in general and administrative expenses while some of our competitors may include expenses of this type in cost of sales, our gross margins may not be comparable, and we may report higher gross margins than some of our competitors in part for this reason.

Licensing
     Net licensing royalties decreased $0.5 million, or 7.0%, to $6.6 million for 2005 compared to $7.1 million in 2004. The decrease in net licensing royalties is primarily the result of decreased royalty revenue associated with our various licensing agreements.
Selling expenses
     Selling expenses increased by $1.7 million, or 2.1%, to $81.4 million for 2005 from $79.7 million in 2004. As a percentage of net sales, selling expenses were 8.1% and 8.7% in 2005 and 2004, respectively. Selling expenses consist primarily of the following accounts: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with marketing materials.
     The increase in selling expenses was primarily due to increased media advertising expenses of $3.2 million and increased sales commissions of $1.0 million, partially offset by lower sales representative samples of $1.6 million and trade show and catalog expenses of $0.9 million.
General and administrative expenses
     General and administrative expenses increased by $20.4 million, or 8.2%, to $269.4 million for 2005 from $249.0 million in 2004. As a percentage of sales, general and administrative expenses were 26.8% and 27.1% in 2005 and 2004, respectively. General and administrative expenses consist primarily of the following: salaries, wages and related taxes, various overhead costs associated with our corporate staff, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, amongst other expenses. Our distribution network related costs are included in general and administrative expenses and are not allocated to segments.
     The increase in general and administrative expenses was primarily due to increased salaries and wages and related payroll costs of $11.2 million, increased depreciation and repairs and maintenance for our stores of $2.5 million, and increased warehouse and distribution costs of $1.7 million. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $70.5 million and $71.3 million for 2005 and 2004, respectively. Impairment charges related to the write-off of leasehold improvements at one of our domestic and one international retail stores was $0.9 million in 2005 as compared to $40,000 for the same period last year.
     We believe that we have established our presence in most major domestic and international retail markets. We opened ten domestic and one international retail stores in 2005 while closing three other stores. We currently plan to open between 15 to 20 domestic stores in 2006. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently do not anticipate entering any new international markets in 2006. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product.
     We continue to review our cost structure to develop efficiencies within our operations; however, we believe that our current cost structure is consistent with our anticipated sales levels in 2006.
Interest income (expense)
     Net interest expense for 2005 decreased $3.2 million to $4.8 million for 2005 compared to net interest expense of $8.0 million in 2004. Interest expense is derived from our convertible notes, mortgages on our distribution center, our corporate office located in Manhattan Beach, California, our capital lease obligations and interest on amounts owed to our foreign manufacturers. The reduction in net interest expense is due to the amortized reduction of our long-term debt and capital leases as well as increased interest income due to increased short-term interest rates and increased cash balances during 2005.

Other income (expense)
     Other income, net increased $3.9 million to $1.3 million for 2005, compared to $2.6 million expense in year 2004. The increase in other income was due to recoveries related to the settlement of various lawsuits for $1.6 million during 2005 as compared to settlement payments of $2.3 million in 2004.
Income taxes
     The effective tax rate for 2005 was 38.6% as compared to 39.2% in 2004. Income tax expense for 2005 was $28.1 million compared to $15.2 million for 2004. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2005 rate is slightly lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003
Net sales
     Net sales for 2004 were $920.3 million, an increase of $85.3 million, or 10.2%, over net sales of $835.0 million in 2003. The increase in net sales was due to increased wholesale sales, retail sales and increased direct international sales in the United Kingdom, Germany, Spain, Benelux, Italy and Canada, offset by decreased sales in France. Our domestic wholesale segment increased 3.3%, or $19.3 million, to $582.2 million compared to $562.9 million in 2003. The increase in domestic wholesale segment net sales came on a 4.8% unit sales volume decrease to 31.8 million pairs from 33.4 million pairs in 2003 offset by an increase in our average selling price per pair of 8.6% to $18.31 from $16.86 in 2003. The increase in average selling price per pair and the decrease in unit sales volume were due to the reduced level of markdown and closeout merchandise in 2004, when compared to 2003, when we were focused on reducing our inventory levels.
     Our retail segment sales increased $32.2 million to $176.8 million in 2004, a 22.3% increase over sales of $144.6 million in 2003. The increase in retail sales was due to the increase in warehouse and factory outlet stores and positive comparable store sales ranging from 2.5% to 16.9%. During 2004, we opened four new domestic stores and closed four other domestic stores. These new stores contributed $2.5 million in net sales during 2004. Of our new store additions, three were outlet stores and one was a warehouse store, which tend to have higher average sales per store than our concept stores. In addition, during 2004, we realized positive comparable store sales increases in many of our domestic and international retail stores ranging from an increase of 2.5% in our warehouse stores comparable sales to an increase of 16.9% in our international store comparable sales. Our domestic retail sales increased 20.5% due to positive comparable store sales and having an additional twenty-three retail stores that were opened in 2003 being open the entire year in 2004. Our international retail sales increased 44.6% in 2004 compared to 2003, due to increased comparable sales, six stores opened in 2003 being open the entire year of 2004, as well as favorable currency translation adjustments.
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
     Our e-commerce sales decreased $1.0 million to $4.8 million in 2004, a 17.2% decrease over sales of $5.8 million in 2003. Our e-commerce sales made up less than 1% of our consolidated net sales in both 2004 and 2003.
Gross profit
     Gross profit for 2004 increased $53.2 million to $370.9 million as compared to $317.7 million in 2003. Our domestic wholesale segment increased $28.6 million, or 15.3%, to $214.4 million in 2004 compared to $185.8 million in 2003. Gross profit as a percentage of net sales, or gross margin, increased to 40.3% in 2004 from 38.0% in 2003. This gross margin increase was the result of the increase in domestic wholesale margins, which increased to 36.9% in 2004 from 33.0% for 2003, and as a result of retail sales becoming a larger portion of consolidated net sales, which achieve higher gross margins than our wholesale sales. The domestic wholesale margin increase was primarily due to the significantly lower volume of markdown merchandise, lower sales allowances and a lower volume of close-out product to discounters, all of which previously resulted from our significantly higher levels of inventory in 2003. In addition, we realized higher margins within our Men’s and Women’s Sport lines and Women’s Active lines in 2004 compared to 2003.
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
     During the second half of 2004, our third-party manufacturers located in China notified us of electrical shortages which caused them, in some cases, to shut down production at least one day a week. For production orders that were outstanding with firm delivery dates and that did not ship in time to meet our delivery requirements, the manufacturer paid the costs to overnight product to our distribution centers. Future electrical shortages may extend the time necessary to produce our orders, and there may be circumstances where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges. We are currently unable to determine the extent, if any, of any adverse margin impact we may realize as a result of air freighting product to customers. Premium freight charges incurred during 2004 were not significant.
Licensing
     Net licensing royalties increased $2.9 million, or 69.0%, to $7.1 million for 2004 compared to $4.2 million in 2003. The increase in licensing royalties is primarily the result of an additional $2.5 million in royalties associated with our licensing agreement for Skechers Kids apparel with Kids Headquarters, which launched during the back-to-school selling season in 2003. During 2003, we entered into various domestic and international licensing agreements. These new licensing arrangements have been in the development stage, and many of these licensed products became available at retail during 2004.
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
General and administrative expenses
     General and administrative expenses increased by $10.4 million, or 4.4%, to $249.0 million for 2004 from $238.6 million in 2003. As a percentage of sales, general and administrative expenses were 27.1% and 28.6% in 2004 and 2003, respectively. The increase in expenses was primarily the result of increased revenues in 2004. The increase in general and administrative expenses was primarily due to increased salaries and wages and related payroll costs of $7.3 million, increased warehouse and distribution costs of $2.6 million, increased rent of $2.0 million and increased bad debt expense of $2.1 million, which were partially offset by lower professional fees of $3.9 million and travel expenses of $2.0 million. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $71.3 million and $62.4 million for 2004 and 2003, respectively. Impairment charges related to the write-off of fixed assets at one of our domestic retail stores was $40,000 in 2004 as compared to $0.6 million for the same period last year.
Interest income (expense)
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
Income taxes
     The effective tax rate for 2004 was 39.2%. Income tax expense for 2004 was $15.2 million compared to $1.5 million for 2003. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2004 rate is lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. We have not provided for withholding and U.S. federal income taxes for our foreign undistributed earnings.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at December 31, 2005 was $361.2 million, an increase of $47.3 million from working capital of $313.9 million at December 31, 2004. Our cash and cash equivalents at December 31, 2005 were $197.0 million compared to $137.7 million at December 31, 2004. The increase in cash and cash equivalents of $61.1 million was the result of increased operating cash flows due to our net earnings of $44.7 million in 2005, which included non-cash depreciation and amortization of $23.4 million, as well as stock issuances of $7.7 million, partially offset by capital spending of $14.0 million and debt repayments of $7.7 million.
     During 2005, our operating activities generated $75.9 million in net cash compared to cash provided by operating activities of $33.0 million for 2004. The significant improvement in our operating cash flows for 2005, when compared to 2004, was the result of increased earnings and reduced inventory balances partially offset by increased accounts receivable balances. During the year, we successfully converted our Ontario distribution center into a foreign trade zone, which allows us to only pay import duties when goods are shipped. This has resulted in a reduction in our investment in inventory of approximately $6.6 million as compared to December 31, 2004.
     Net cash used in investing activities was $14.0 million for 2005 as compared to $16.0 million in 2004. The reduction in capital expenditures in 2005 was primarily due to the purchase of our corporate headquarters for $11.0 million in the third quarter of 2004, offset by increased capital expenditures of $7.0 million related to our opening of eleven retail stores and construction of a new corporate facility in 2005. During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million. We expect the building to be completed by the end of 2007. Excluding the construction of our corporate headquarters we expect our on going capital expenditures for 2006 to be approximately $12.0 million, which includes opening between 15 to 20 domestic retail stores and one international retail store, minor capital improvements at our distribution centers and investments in information technology. We do not anticipate entering any new international markets in 2006. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows or current cash on hand, or available lines of credit.
     Net cash used by financing activities was $0.7 million during 2005 compared to net cash provided by financing activities of $5.9 million during 2004. The decrease in cash provided by financing activities was due to a balloon repayment of our long-term debt of $4.6 million, and decreased cash provided from the issuance of stock, when compared to 2004.

     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. Interest on the notes is paid semi-annually in April and October of each year. Discount and issuance costs of approximately $3.4 million are being amortized to interest expense over the term of the debentures. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes are subject to optional redemption at the option of our company, in whole or in part, at the following redemption prices: 101.80% of the principal amount for the twelve-month period beginning April 15, 2005, 100.90% of the principal amount for the twelve-month period beginning April 15, 2006 and 100% of the principal amount thereafter. The notes are unsecured and subordinated to our present and future senior debt as well as indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness.
     We have available a secured line of credit, amended as of June 25, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (7.25% at December 31, 2005) minus 0.50%, and the agreement renews automatically from year to year unless terminated by either party upon written notice 60 days prior to year-end. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. Under the agreement, available borrowings are reduced by 50% of the first $1 million of outstanding guarantees and 75% of outstanding guarantees that exceed $1 million. Outstanding letters of credit at December 31, 2005 were $3.9 million. Available borrowings under the line of credit at December 31, 2005 were $147.4 million, and no amounts were outstanding at December 31, 2005. We pay an unused line of credit fee of 0.25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined: stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits to the payment of dividends if in default of any provision of the agreement. We were in compliance with these covenants at December 31, 2005.
     We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through 2006. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of December 31, 2005:

		Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-Term Obligations (1).	$96,075	$4,050	$92,025	—	—
Other Long-Term Debt	24,648	1,783	3,566	$3,567	$15,732
Capital Lease Obligations	1,056	841	215	—	—
Operating Lease Obligations (2)	210,818	32,959	60,119	50,359	67,381
Purchase Obligations (3)	149,554	149,554	—	—	—
Construction Contract (4)	16,601	8,300	8,301	—	—
Minimum payments related to our licensing arrangements	9,070	2,450	3,420	3,200	—
Financed insurance premiums	1,335	1,335	—	—	—

	$509,157	$201,272	$167,646	$57,126	$83,113

(1)	The long-term debt consists of our 4.50% convertible notes receivable due April 15, 2007 and related interest payments due in April and October of each year unless converted into our Class A Common Stock as provided for in the indenture agreement.

(2)	Operating lease commitments consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at December 31, 2005.

(3)	Purchase obligations includes the following: (i) accounts payable balances for the purchase footwear of $57.8 million, (ii) outstanding letters credit of $3.9 million and (iii) open purchase commitments with our foreign manufacturers for $87.9 million. We currently expect to fund these commitments with cash flows from operations and/or cash on hand.

(4)	During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million. We expect the building to be completed by the end of 2007.
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
     Our company recognizes revenue from retail sales at the point of sale.
     Royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties currently receivable based on the terms of the agreement.
     Allowance for bad debts, returns and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account, and it is adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.
     We also reserve for potential disputed amounts or chargebacks with our customers. Our chargeback reserve is based on a collectibility percentage based on factors such as: historical trend, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and allowances based on historical trends.
     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last two months. This percentage is based on our historical loss rate. Gross trade accounts receivable balance was $141.8 million and the allowance for bad debts, returns and customer chargebacks was $7.2 million at December 31, 2005.
     Inventory write-downs. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At December 31, 2005, our gross inventory value was $136.7 million and our inventory reserve was $0.5 million.
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
     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our domestic retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative contribution opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. At December 31, 2005 we recorded an impairment charge in general and administrative expenses for leasehold improvements and furniture and fixtures of $0.9 million.
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
     Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2005, we had net deferred tax assets of $15.1 million and a valuation allowance of $1.5 million against losses not expected to be utilized by certain foreign subsidiaries.
     Cooperative arrangements. We do not have a formal cooperative advertising program and any related activity is usually small. Any payments made or credits provided to our resellers are either charged against net sales, if the criteria of Emerging Issues Task Force Issue No. 01-9 has not been met, or charged to the line item caption selling expense when certain criteria have been met. Amounts that are charged as an expense in the line item caption selling expense are typically supported by an invoice or other supporting documentation from our customers that provide verifiable support of their expenditures, which may include third-party invoices for advertising-related costs, i.e. photo and catalog costs.
     Foreign currency translation. Our international operations generally use their respective local currencies as their functional currency. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”), revenues and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which such revenues and expenses occur. International subsidiaries that use their local currency as their functional currency translate their assets and liabilities using current rates of exchange at the balance sheet date. The resulting translation gains and losses for such subsidiaries are included within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. One international subsidiary has a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. A substantial portion of our intercompany loans are considered long-term investments and the gains or losses from currency fluctuations are included as a component of translation adjustment in other comprehensive income.
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

EXCHANGE RATES
     We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2005 and 2004, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
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
     On April 14, 2005, the SEC announced a deferral of the effective date of Statement 123(R) for calendar year companies until the beginning of 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We have adopted Statement 123(R) effective January 1, 2006.
     We adopted Statement 123(R) using the modified-prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted and modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. We currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The Company estimates that the adoption of Statement 123(R) will result in the recognition of compensation costs of approximately $1.7 million in 2006, excluding the cost associated with additional share-based awards granted in 2006, if any. Statement 123(R) also requires excess tax benefits as defined to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $1.5 million, $2.0 million and $0.8 million for the years ended December 31 2005, 2004 and 2003, respectively.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS 151 on January 1, 2006 and such adoption will not have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”(“SFAS 154”). This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS 154 on January 1, 2006 and such adoption will not have a material impact on our consolidated financial statements.
     In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after June 29, 2005. We do not expect the adoption of EITF 05-06 to have a material impact on our results of operations or financial condition.
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
     Interest rate fluctuations. At December 31, 2005, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Skechers U.S.A. Inc’s., internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skechers U.S.A., Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Skechers U.S.A., Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skechers U.S.A., Inc’s. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Skechers U.S.A., Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Skechers U.S.A., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2005, and the related financial statement schedule, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ KPMG LLP
Los Angeles, California
March 14, 2006

SKECHERS U.S.A., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December, 31	December, 31
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$197,007	$137,653
Trade accounts receivable, less allowances of $7,196 in 2005 and $6,043 in 2004	134,600	120,463
Other receivables	6,888	2,726

Total receivables	141,488	123,189
Inventories	136,171	149,757
Prepaid expenses and other current assets	11,628	10,139
Deferred tax assets	5,755	3,865

Total current assets	492,049	424,603

Property and equipment, at cost, less accumulated depreciation and amortization	72,945	82,564
Intangible assets, at cost, less accumulated amortization	1,131	1,641
Deferred tax assets	9,337	4,906
Other assets, at cost	6,495	4,939

TOTAL ASSETS	$581,957	$518,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	$1,040	$3,123
Accounts payable	108,395	93,694
Accrued expenses	21,404	13,903

Total current liabilities	130,839	110,720

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	17,288	23,038

Total liabilities	238,127	223,758

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 23,382 and
22,234 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	23	22
Class B Common Stock, $.001 par value; 60,000 shares authorized; 16,651 and 17, 011 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	17	17
Additional paid-in capital	126,274	117,091
Accumulated other comprehensive income	7,039	12,005
Retained earnings	210,477	165,760

Total stockholders’ equity	343,830	294,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,957	$518,653

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	2005	2004	2003
Net sales	$1,006,477	$920,322	$834,976
Cost of sales	585,995	549,465	517,290

Gross profit	420,482	370,857	317,686
Royalty income, net	6,628	7,060	4,170

	427,110	377,917	321,856

Operating expenses:
Selling	81,378	79,673	84,653
General and administrative	269,436	248,999	238,550

	350,814	328,672	323,203

Earnings (loss) from operations	76,296	49,245	(1,347)

Other income (expense):
Interest income	2,151	243	670
Interest expense	(6,937)	(8,216)	(9,509)
Other, net	1,287	(2,552)	(187)

	(3,499)	(10,525)	(9,026)

Earnings (loss) before income taxes	72,797	38,720	(10,373)
Income tax expense	28,080	15,167	1,494

Net earnings (loss)	$44,717	$23,553	$(11,867)

Net earnings (loss) per share:
Basic	$1.13	$0.61	$(0.31)

Diluted	$1.06	$0.59	$(0.31)

Weighted average shares:
Basic	39,686	38,638	37,840

Diluted	44,518	39,800	37,840

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

		COMMON STOCK
	SHARES		AMOUNT
						ACCUMULATED
					ADDITIONAL	OTHER		TOTAL
					PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	CLASS A	CLASS B	CLASS A	CLASS B	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY
Balance at December 31, 2002	18,369	19,317	18	19	102,109	3,016	154,074	259,236
Comprehensive income:
Net earnings (loss)	—	—	—	—	—	—	(11,867)	(11,867)
Foreign currency translation adjustment	—	—	—	—	—	5,121	—	5,121

Total comprehensive (loss)								(6,746)

Deferred compensation	—	—	—	—	123	—	—	123
Contribution of common stock to the 401(k) Plan	83	—	—	—	707	—	—	707
Proceeds from issuance of common stock under the employee stock purchase plan	196	—	—	—	1,319	—	—	1,319
Proceeds from issuance of common stock under the employee stock option plan	37	—	—	—	190	—	—	190
Tax benefit of non-qualified stock options	—	—	—	—	824	—	—	824
Conversion of Class B Common Stock into Class A Common Stock	431	(431)	1	—	—	—	—	1

Balance at December 31, 2003	19,116	18,886	19	19	105,272	8,137	142,207	255,654
Comprehensive income:
Net earnings	—	—	—	—	—	—	23,553	23,553
Foreign currency translation adjustment	—	—	—	—	—	3,868	—	3,868

Total comprehensive income								27,421

Deferred compensation	—	—	—	—	129	—	—	129
Contribution of common stock to the 401(k) Plan	94	—	—	—	763	—	—	763
Proceeds from issuance of common stock under the employee stock purchase plan	165	—	—	—	1,384	—	—	1,384
Proceeds from issuance of common stock under the employee stock option plan	984	—	1	—	7,521	—	—	7,522
Tax benefit of non-qualified stock options	—	—	—	—	2,022	—	—	2,022
Conversion of Class B Common Stock into Class A Common Stock	1,875	(1,875)	2	(2)	—	—	—	—

Balance at December 31, 2004	22,234	17,011	$22	$17	$117,091	$12,005	$165,760	$294,895
Comprehensive income:
Net earnings	—	—	—	—	—	—	44,717	44,717
Foreign currency translation adjustment	—	—	—	—	—	(4,966)	—	(4,966)

Total comprehensive income								39,751

Contribution of common stock to the 401(k) Plan	59	—	—	—	767	—	—	767
Proceeds from issuance of common stock under the employee stock purchase plan	135	—	—	—	1,550	—	—	1,550
Proceeds from issuance of common stock under the employee stock option plan	594	—	1	—	5,365	—	—	5,366
Tax benefit of non-qualified stock options	—	—	—	—	1,501	—	—	1,501
Conversion of Class B Common Stock into Class A Common Stock	360	(360)	—	—	—	—	—	—

Balance at December 31, 2005	23,382	16,651	$23	$17	$126,274	$7,039	$210,477	$343,830

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$44,717	$23,553	$(11,867)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,070	20,523	21,123
Amortization of deferred financing costs	765	765	765
Amortization of intangible assets	523	490	475
Provision for bad debts and returns	2,882	4,871	7,317
Tax benefit of non-qualified stock options	1,501	2,022	824
Non cash stock compensation	—	129	123
Deferred taxes	(6,322)	(3,150)	(4,918)
Loss on disposal of equipment	170	163	730
(Increase) decrease in assets:
Receivables	(22,106)	(24,150)	(4,570)
Inventories	13,202	(11,560)	11,852
Prepaid expenses and other current assets	(871)	216	2,593
Other assets	(2,476)	93	(396)
Increase (decrease) in liabilities:
Accounts payable	14,179	16,387	(8,890)
Accrued expenses	7,664	2,694	(2,842)

Net cash provided by operating activities	75,898	33,046	12,319

Cash flows used in investing activities:
Capital expenditures	(14,029)	(15,875)	(20,664)
Acquisition of Canadian distributor	—	—	(2,344)
Purchase of intellectual property	—	(125)	(1,125)
Proceeds from the sales of property and equipment	—	35	16

Net cash used in investing activities	(14,029)	(15,965)	(24,117)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	6,916	8,906	1,509
Payments on long-term debt	(7,660)	(3,043)	(2,420)

Net cash provided by (used in) financing activities	(744)	5,863	(911)

Net increase (decrease) in cash and cash equivalents	61,125	22,944	(12,709)
Effect of exchange rates on cash and cash equivalents	(1,771)	1,230	1,358

Cash and cash equivalents at beginning of year	137,653	113,479	124,830

Cash and cash equivalents at end of year	$197,007	$137,653	$113,479

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,938	$8,190	$8,451
Income taxes	27,914	15,761	4,267

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company issued 59,203, 93,692, and 83,351 shares of Class A Common Stock to the Company’s 401(k) plan, with a value of $767,000, $763,000, and $707,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     In addition, we acquired equipment aggregating $2.3 million under capital lease obligations for the year ended December 31, 2003.
See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
     Skechers U.S.A., Inc. (the “Company”) designs, develops, markets and distributes footwear. The Company also operates retail stores and an e-commerce businesses.
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
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
(c) Revenue Recognition
     The Company recognizes revenue on wholesale sales when products are shipped and the customer takes ownership and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at the time of shipment. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales.
     The Company recognizes revenue from retail sales at the point of sale.
     Net royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned based on the terms of the contract (i.e., as licensed sales are reported to the company or on a straight line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.
(d) Cash and Cash Equivalents
     Cash and cash equivalents consist primarily of certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
(e) Foreign Currency Translation
     In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), certain international operations use the respective local currencies as their functional currency, while other international operations use the U.S. Dollar as their functional currency. The Company considers the U.S. dollar as its functional currency. The Company operates internationally through the following foreign subsidiaries: Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, SL located in Spain, Skechers USA Deutschland GmbH located in Germany, Skechers USA France S.A.S. located in France, Skechers EDC SPRL located in Belgium, Skechers USA Benelux B.V. located in the Netherlands, Skechers USA Italia S.r.l., located in Italy, all with a functional currency of the Euro. Translation adjustments for these subsidiaries are included in other comprehensive income (loss). Additionally, one international subsidiary, Skechers S.a.r.l. located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings (loss). Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translation of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income (loss). Total comprehensive income (loss) for the three years ended December 31, 2005 consists of the following (in thousands):

	2005	2004	2003
Net earnings (loss)	$44,717	$23,553	$(11,867)
Accumulated other comprehensive income:
Foreign currency translation adjustments	(4,966)	3,868	5,121

Total comprehensive income (loss)	$39,751	$27,421	$(6,746)

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
(g) Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all or any deferred tax assets will not be realized.
     We record liabilities for probable income tax assessments based on our estimate of potential tax related exposures. Recording of these assessments requires significant judgment as uncertainties often exist in respect to new laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.

(h) Depreciation and Amortization
     Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or remaining lease term, which ever is shorter
(i) Intangible Assets
     SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives ranging from 5–10 years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(2,169)	(1,659)

Total Intangible Assets	$1,131	$1,641

(j) Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recognized impairment charges of approximately $0.9 million, $40,000 and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The impairment charges in 2005, 2004 and 2003 related to the write down of leasehold improvements at six under-performing company owned retail stores. Fair value was based on estimated discounted future cash flows.
(k) Advertising Costs
     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was approximately $58.2 million, $56.0 million, and $62.9 million, respectively. Prepaid advertising costs at December 31, 2005 and 2004 were $2.4 million and $1.2 million, respectively. Prepaid amounts outstanding at December 31, 2005 and 2004 represent the unamortized portion of endorsement contracts and advertising in trade publications which had not run as of December 31, 2005 and 2004, respectively.
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

     The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

	Year Ended December 31,
Basic earnings per share	2005	2004	2003
Net earnings (loss)	$44,717	$23,553	$(11,867)
Weighted average common shares outstanding	39,686	38,638	37,840
Basic earnings (loss) per share	$1.13	$0.61	$(0.31)

	Year Ended December 31,
Diluted earnings per share	2005	2004	2003
Net earnings (loss)	$44,717	$23,553	$(11,867)
After tax effect of interest expense on 4.50% convertible subordinated notes	2,487	—	—

Earnings (loss) for purposes of computing diluted earnings per share	$47,204	$23,553	$(11,867)

Weighted average common shares outstanding	39,686	38,638	37,840
Dilutive stock options	1,366	1,162	—
Weighted average assumed conversion of 4.50% convertible subordinated notes	3,466	—	—

Weighted average common shares outstanding	44,518	39,800	37,840

Diluted earnings (loss) per share	$1.06	$0.59	$(0.31)

     Options to purchase 764,500, 1,689,717, and 5,232,487 shares of common stock at prices ranging from $2.78 to $24.00 were outstanding at December 31, 2005, 2004 and 2003, respectively were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive. The impact from the assumed conversion of the 4.50% convertible subordinated notes in 2004 and 2003 was anti-dilutive and, was therefore excluded from those calculations.
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
     Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during 2005, 2004 and 2003 were $8.28, $5.39 and $4.95 per share, respectively. See note 6 (d) regarding assumptions used in the Black-Scholes option valuation model.

     The following table illustrates the effects on net earnings (loss) had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black- Scholes option-pricing model in each period (in thousands):

	2005	2004	2003
Net earnings (loss), as reported	$44,717	$23,553	$(11,867)
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(1,853)	(4,012)	(6,231)

Pro forma net earnings (loss) for basic pro forma earnings per share	42,864	19,541	(18,098)
Add back interest on 4.50% debentures, net of tax	2,487	—	—

Pro forma net earnings (loss) for diluted pro forma earnings per share	$45,351	$19,541	$(18,098)

Pro forma net earnings (loss) per share:
Basic	$1.08	$0.51	$(0.48)
Diluted	1.02	0.49	(0.48)
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
(n) Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Significant areas requiring the use of management estimates relate primarily to the valuation of inventories, accounts receivable allowances, the useful lives of assets for depreciation, evaluation of impairment, recoverability of deferred taxes and litigation reserves. Actual results could differ from those estimates.
(o) Product Design and Development Costs
     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $6.0 million, $5.7 million, and $6.1 million during the years ended December 31, 2005, 2004 and 2003, respectively.
(p) Fair Value of Financial Instruments
     The carrying amount of the Company’s financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
     The fair value of the Company’s short-term borrowings reflects the fair value based upon current rates available to the Company for similar debt. The fair value of the Company’s 4.50% Convertible Subordinated Notes at December 31, 2005 was $90.0 million, based on the price of the debt in the public market, which was the same as the carrying value of $90.0 million.
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

     We adopted Statement 123(R) effective January 1, 2006 using the modified-prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted and modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. We currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Statement 123(R) also requires excess tax benefits as defined to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $1.5 million, $2.0 million and $0.8 million for the years ended December 31 2005, 2004 and 2003, respectively.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS 151 on January 1, 2006 and such adoption will not have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”(“SFAS 154”). This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS 154 on January 1, 2006 and such adoption will not have a material impact on our consolidated financial statements.
     In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after June 29, 2005. We do not expect the adoption of EITF 05-06 to have a material impact on our results of operations or financial condition.
(2) PROPERTY AND EQUIPMENT
     Property and equipment at December 31, 2005 and 2004 is summarized as follows (in thousands):

	2005	2004
Land	$14,358	$16,158
Buildings and improvements	33,536	28,881
Furniture, fixtures and equipment	74,034	71,540
Leasehold improvements	56,177	51,324

Total property and equipment	178,105	167,903
Less accumulated depreciation and amortization	105,160	85,339

Property and equipment, net	$72,945	$82,564

(3) ACCRUED EXPENSES
     Accrued expenses at December 31, 2005 and 2004 is summarized as follows (in thousands):

	2005	2004
Accrued inventory purchases	$4,535	$4,537
Accrued payroll and related taxes	10,140	8,522
Income taxes payable	5,885	—
Accrued interest	844	844

Accrued expenses	$21,404	$13,903

(4) SHORT-TERM BORROWINGS
     The Company has available a secured line of credit, amended as of June 25, 2004, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (7.25% at December 31, 2005) minus 0.50%, and the agreement renews automatically from year to year unless terminated by either party upon written notice 60 days prior to year-end. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. Under the agreement, available borrowings are reduced by 50% of the first $1 million of outstanding guarantees and 75% of outstanding guarantees that exceed $1 million. Outstanding letters of credit at December 31, 2005 were $3.9 million. Available borrowings under the line of credit at December 31, 2005 were $147.4 million, and no amounts were outstanding at December 31, 2005 and 2004. The Company pays an unused line of credit fee of .25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined: stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth requirement as defined in the agreement; and limits to the payment of dividends if in default of any provision of the agreement. The Company was in compliance with these covenants at December 31, 2005.
(5) LONG-TERM BORROWINGS
     Long-term debt at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
4.50% Convertible Subordinated Notes due April 15, 2007 (see below)	$90,000	$90,000
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	10,004	10,204
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,776 due February 2011	7,420	7,522
Capital lease obligation, due in aggregate monthly installments of $195 (includes principal and interest), interest rate of 7.66%, secured by equipment, repaid in December 2005 (see note 11)	—	6,438
Capital lease obligation, due in quarterly installments of $171.6 (includes principal and interest), fixed rate of interest at 7.0%, secured by property, through July 2007 (see note 11)	805	1,588
Capital lease obligations, interest rates from 7.12%-7.9%, secured by equipment, maturing in various installments through January 2007 (see note 11)	99	409

Subtotal	108,328	116,161
Less current installments	1,040	3,123

Total long-term debt	$107,288	$113,038

     The aggregate maturities of long-term borrowings at December 31, 2005 are as follows:

2006	$1,040
2007	90,539
2008	379
2009	410
2010	444
Thereafter	15,516

$108,328

     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. Interest on the notes is paid semi-annually in April and October of each year. Discount and issuance costs of approximately $3.4 million are being amortized to interest expense over the term of the debentures. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes are subject to optional redemption at the option of our company, in whole or in part, at the following redemption prices: 101.80% of the principal amount for the twelve-month period beginning April 15, 2005, 100.90% of the principal amount for the twelve-month period beginning April 15, 2006 and 100% of the principal amount thereafter. The notes are unsecured and subordinated to our present and future senior debt as well as indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness.
     The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross default provisions. The Company is in compliance with all its material non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt as of December 31, 2005.
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
     During 2005, 2004 and 2003 certain Class B stockholders converted 360,000, 1,875,372 and 431,056 shares of Class B Common Stock to Class A Common Stock, respectively.
     (b) Stock Option Plan
     In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (Stock Option Plan) for the grant of qualified incentive stock options (ISO), stock options not qualified and deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). In June 2001, the stockholders approved an amendment to the plan to increase the number of shares of Class A Common Stock authorized for issuance under the plan to 8,215,154. In May 2003, stockholders approved an amendment to the plan to increases the number of Class A Common Stock authorized for issuance under the plan to 11,215,154. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally become exercisable over a four-year graded vesting period and expire ten years from the date of grant.

     Shares subject to option under the Stock Option Plan were as follows:

		WEIGHTED
	SHARES	OPTION EXERCISE PRICE
Outstanding at December 31, 2002	5,429,383	$10.89
Granted	267,500	7.99
Exercised	(36,491)	5.21
Canceled	(427,905)	11.27

Outstanding at December 31, 2003	5,232,487	10.75
Granted	905,000	8.47
Exercised	(983,947)	7.75
Canceled	(178,199)	11.40

Outstanding at December 31, 2004	4,975,341	10.90
Granted	35,000	13.52
Exercised	(593,671)	9.04
Canceled	(207,233)	14.89

Outstanding at December 31, 2005	4,209,437	$10.98

Options available for grant at December 31, 2005	3,248,847

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
					WEIGHTED
	NUMBER	WEIGHTED	WEIGHTED	NUMBER	AVERAGE
RANGE OF	OUTSTANDING	AVERAGE REMAINING	AVERAGE	EXERCISABLE AT	EXERCISE
EXERCISE PRICE	DECEMBER 31, 2005	CONTRACTUAL LIFE	EXERCISE PRICE	DECEMBER 31, 2005	PRICE
$2.78 to $8.83	1,609,918	6.9 years	$6.95	1,208,043	$6.66
$8.84 to $11.78	1,073,280	5.0 years	10.70	1,055,030	10.71
$11.79 to $20.62	1,296,739	5.0 years	14.00	1,226,239	14.01
$20.63 to $29.45	229,500	5.4 years	23.48	229,500	23.48

	4,209,437	5.7 years	$10.98	3,718,812	$11.27

     At December 31, 2005, 2004 and 2003, the number of options exercisable for each year was 3,718,812, 3,889,109, and 3,711,340, respectively. The weighted-average exercise price of those options was $11.27, $11.00 and $11.63, respectively.
(c) Stock Purchase Plan
     Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (1998 Stock Purchase Plan). The Company’s Employee Stock Purchase Plan (the “ESPP”) provides that a total of 2,781,415, shares of Class A Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. During 2005, 2004 and 2003, 135,387, 164,502, and 195,893 shares were issued, respectively, under the 1998 Stock Purchase Plan for which the Company received approximately $1.6 million, $1.4 million, and $1.3 million, respectively.
(d) Stock Compensation
     For pro forma net income purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical share price data. The

Company uses historical employee exercise and cancellation data to estimate expected term and forfeiture rates. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant. Employees that have similar historical exercise behavior are considered separately for valuation purposes. Because the Black-Scholes based option valuation models incorporate ranges of assumptions for inputs, those inputs are disclosed in the table as follows:

	2005	2004	2003
Dividend yield	—	—	—
Expected volatility	71%	73%	77%
Risk-free interest rate	3.88%	3.23%	2.5%
Expected life of option	5	5	5

     The weighted-average fair value per share of options granted during 2005, 2004 and 2003 were $8.28, $5.39 and $4.95, respectively. The total intrinsic value of options exercised during 2005, 2004 and 2003 were $4.0 million, $5.2 million and $0.1 million, respectively.
(7) OTHER INCOME (EXPENSE), NET
     Other income (expense), net at December 31, 2005, 2004 and 2003 is summarized as follows (in thousands):

	2005	2004	2003
Gain (loss) on foreign currency transactions	$(351)	$(258)	$80
Legal settlements	1,638	(2,294)	(394)
Other revenue	—	—	127

Total other income, net	$1,287	$(2,552)	$(187)

(8) INCOME TAXES
     The provisions for income tax expense were as follows (in thousands):

	2005	2004	2003
Actual income taxes:
Federal:
Current	$27,562	$15,060	$4,956
Deferred	(4,157)	(2,328)	(3,223)

Total federal	23,405	12,732	1,733

State:
Current	5,417	3,087	1,139
Deferred	(588)	(1,415)	(570)

Total state	4,829	1,672	569

Foreign :
Current	1,423	170	317
Deferred	(1,577)	593	(1,125)

Total foreign	(154)	763	(808)

Total income taxes	$28,080	$15,167	$1,494

     Income taxes differ from the statutory tax rates as applied to earnings (loss) before income taxes as follows (in thousands):

	2005	2004	2003
Expected income tax expense	$25,479	$13,552	$(3,594)
State income tax, net of federal benefit	3,585	1,296	240
Rate differential on foreign income	(1,694)	433	4,358
Non-deductible expenses	321	301	342
Other	389	(415)	148

Total provision for income taxes	$28,080	$15,167	$1,494

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

DEFERRED TAX ASSETS:	2005	2004
Deferred tax assets — current:
Inventory adjustments	$2,037	$2,677
Accrued expenses	4,160	2,168
Allowances for receivables	2,293	1,445

Total current assets	8,490	6,290
Deferred tax assets — long term:
Depreciation on property and equipment	8,351	4,373
Loss carryforward	2,441	2,983
Valuation allowance	(1,455)	(2,450)

Total long term assets	9,337	4,906

Total deferred tax assets	17,827	11,196

Deferred tax liabilities — current:
Prepaid expenses	2,551	2,241
Other	184	184

Total deferred tax liabilities	2,735	2,425

Net deferred tax assets	$15,092	$8,771

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
     Consolidated U.S. income (loss) before income taxes was $66.0 million, $35.0 million, and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The corresponding income (loss) before income taxes for non-U.S. based operations was $6.8 million, $3.7 million, and ($12.4) million for the years ended December 31, 2005, 2004 and 2003, respectively.
     As of December 31, 2005 and December 31, 2004, Skechers had combined foreign operating loss carry-forwards to reduce future taxable income of approximately $6.7 million and $8.3 million, respectively. Some of these net operating losses expire beginning in 2008 and several can be carried forward indefinitely. As of December 31, 2005 and 2004, a valuation allowance of $1.5 million and $2.5 million, respectively, had been set up for those carryforwards not expected to be utilized before their expiration date.
     The Company had negative accumulated earnings from its foreign subsidiaries of $0.9 million, and therefore has not provided for withholding and U.S. federal income taxes for undistributed earnings.
(9) BUSINESS AND CREDIT CONCENTRATIONS
     The Company operates in the footwear industry and generates most of its sales in the United States, although its products are sold into various foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $103.9 million and $88.2 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2005 and 2004, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $37.9 million and $38.3 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2005 and 2004, respectively. International net sales amounted to $179.6 million, $171.5 million, and $132.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2005, 2004 and 2003 were $2.9 million, $4.9 million, and $7.3 million respectively, and did not significantly differ from management’s expectations.
     Net sales to customers in North America exceeded 80% of total net sales for each of the years in the three-year period ended December 31, 2005. Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $106.1 million and $110.3 million at December 31, 2005 and 2004, respectively.
     During 2005, 2004, and 2003, no customer accounted for 10% or more of net sales. One customer accounted for 10.3% and 10.9% of net trade receivables at December 31, 2005 and 2004, respectively. During 2005, 2004 and 2003, our net sales to our five largest customers accounted for approximately 25.4%, 26.8% and 27.7%, respectively.
     During 2005, the Company had four manufacturers, each of which accounted for between 7.9% and 32.4% of total purchases. During 2004, the Company had four manufacturers, each of which accounted for between 7.9% and 28.2% of total purchases. During 2003, the Company had four manufacturers, each of which accounted for between 7.4% and 24.6% of total purchases.
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
(10) BENEFIT PLAN
     The Company has adopted a profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period.
     The Company’s contributions to the plan amounted to $0.8 million, $0.8 million, and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. As its contribution to the plan for 2005, 2004 and 2003, the Company issued 59,203, 93,692, and 83,351 shares of its Class A Common Stock, respectively. The shares contributed to the plan contain certain restrictions regarding the subsequent sales of those shares.
(11) COMMITMENTS AND CONTINGENCIES
(a) Construction
     During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $1.5 million was incurred as of December 31, 2005. We expect the building to be completed by the end of 2007.
(b) Leases
     The Company leases facilities under operating lease agreements expiring through July 2027. The Company pays taxes, maintenance and insurance in addition to the lease obligation. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through April 2006. Rent expense for the years ended December 31, 2005, 2004 and 2003 approximated $37.2 million, $31.4 million, and $29.0 million, respectively.
     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through July 2007. The cost of this property and equipment was $2.8 million with a net book value of $1.1 million at December 31, 2005. The cost of this property and equipment was $17.4 million with a net book value of $4.4 million at December 31, 2004. Amortization of these assets is included in depreciation expense in the accompanying consolidated statements of cash flows.

     Minimum lease payments, which takes into account escalation clauses, are recognized on a straight-line basis over the minimum lease term. Subsequent adjustments to our lease payments due to changes in an existing index, usually the consumer price index, are typically included in our calculation of the minimum lease payments when the adjustment is known. Reimbursements for leasehold improvements are recorded as liabilities and are amortized over the lease term. Lease concessions, in our case is usually a free rent period, is considered in the calculation of our minimum lease payments for the minimum lease term.
Future minimum lease payments under noncancellable leases at December 31, 2005 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
Year ending December 31:
2006	$841	$32,959
2007	215	32,054
2008	—	28,065
2009	—	25,860
2010	—	24,499
Thereafter	—	67,381

	1,056	$210,818

Less imputed interest	152

Present value of net minimum lease payments	$904

(c) Litigation
     The Company recognizes legal expense in connection with loss contingencies as incurred.
     On December 2, 2002, a class action complaint entitled OMAR QUINONES v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Orange (Case No. 02CC00353). The complaint, as amended, alleges overtime and related violations of the California Labor Code on behalf of managers of Skechers’ retail stores and seeks, inter alia, damages and restitution, as well as injunctive and declaratory relief. On February 25, 2003, another related class action complaint entitled MYRNA CORTEZ v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC290932), asserting similar claims and seeking similar relief on behalf of assistant managers. On July 7, 2004, a third class action complaint entitled MYRNA CORTEZ et al. v. SKECHERS USA, INC. et al. was filed in the Superior Court for the State of California for the County of Los Angeles (Case No. BC318101). The complaint alleges wage violations of the California Labor Code and unfair business practices relating to deductions for uniforms on behalf of employees of Skechers’ retail stores and seeks, inter alia, damages and civil penalties, as well as injunctive relief. On December 20, 2004, the parties agreed to a preliminary settlement that fully resolved all claims brought by the plaintiffs in each of the three lawsuits. Under the terms of the preliminary settlement, Skechers was to pay a potential maximum settlement amount of approximately $1.8 million, which was recorded to other expense in the consolidated statement of earnings during the fourth quarter of 2004, to cover claims made by eligible class members, plaintiff attorneys’ fees and costs, and costs of a third-party administrator. On July 18, 2005, the court approved the preliminary settlement, and all claims from eligible class members have been received. The final settlement payout, which was within the $1.8 million amount that was accrued and reserved, was $1.6 million.
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants Skechers and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of Skechers between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. Skechers moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted Skechers’ motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. Skechers has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of Skechers and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the date of filing this annual report, all briefing by the parties has been completed and the parties are waiting on a hearing date. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, Skechers believes the suit is without merit and intends to vigorously defend against the claims.
     On April 3, 2003, a shareholder derivative complaint captioned BRADFORD MITCHELL v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC 293317). On April 3, 2003, a shareholder derivative complaint captioned GEORGIA MANOLAS v. JEFFREY GREENBERG et al. was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293388). On April 8, 2003, a shareholder derivative complaint captioned JEFF GRAVITTER v. ROBERT Y. GREENBERG was filed against Skechers and certain of its officers in the Superior Court of the State of California, Los Angeles County (Case No. BC293561). Each of these class action complaints included allegations of violations of California Corporation Code § 25402 and breach of fiduciary duty. On August 29, 2003, the plaintiffs in these state derivative actions filed a consolidated complaint entitled In re SKECHERS USA, Inc. Derivative Litigation, Case No. BC-293317, in the Superior Court of the State of California, Los Angeles County, consolidating all of the state derivative actions above. The complaint alleges violations of California Corporation Code §25402, breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought compensatory damages, treble damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, and costs. The matter had been settled in principle and a settlement stipulation between the parties had been signed, although the settlement was subject to court approval. On June 3, 2005, the court declined to approve the proposed settlement, although the court stated that the parties are free to settle the case between each other without formal court approval and indeed are encouraged to do so. In response, the parties revised the stipulation of settlement and opted to give the shareholders notice of settlement. The parties sought court approval of the revised settlement, and the court approved such settlement on December 19, 2005. The settlement was funded entirely by Skechers’ insurance carrier.
     On May 19, 2005, Rosemary Almanza filed a lawsuit against Skechers in the Superior Court of the State of California, County of San Bernadino, ROSEMARY ALMANZA v. SKECHERS U.S.A., INC. (Case No. RCV 087714). The complaint alleges wrongful termination under the California Fair Employment and Housing Act, California Government Code §12900, et seq., as a result of harassment, discrimination and retaliation against Ms. Almanza. The complaint seeks compensatory damages, punitive and exemplary damages, interest and attorneys’ fees. Skechers plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and whether the outcome will have a material adverse effect on Skechers’ financial condition or results of operations. On February 20, 2006, the parties settled the suit, and the settlement did not have a material adverse effect on our company’s financial condition or results of operations.
     On September 23, 2005, Gary Palmer filed a lawsuit in United States District Court, Eastern District of California against Chelsea Financing Partnership, L.P., which is the owner of an outlet mall in Folsom, California, and 71 retailers including Skechers located in the outlet mall (Case No. 2:05-cv-01935-MCE-GGH). The complaint alleges that Chelsea Financing Partnership, L.P. and the retailers have violated the Americans with Disabilities Act of 1990, the Disabled Persons Act and the Unruh Civil Rights Act by failing to make the facilities fully and equally accessible to handicapped individuals, and that such violations discriminate against plaintiff. The complaint seeks injunctive and preventive relief, declaratory relief, actual and statutory damages, exemplary damages and attorneys’ fees from the defendants. On December 14, 2005, the parties settled the suit, and the settlement did not have a material adverse effect on our company’s financial condition or results of operations.

     On December 21, 2005, Twelve Ten Studios, Inc. filed a lawsuit against Skechers in United States District Court, Central District of California, TWELVE TEN STUDIOS, INC. v. SKECHERS U.S.A., INC. (Case No. CV 05008863). The complaint alleges copyright infringement for use of an embroidered fabric design authored by plaintiff for use on women’s footwear in 2003. The complaint seeks injunctive relief, compensatory damages, punitive and exemplary damages, interest, and attorneys’ fees and costs. Although Skechers believed the case was without merit, the style at issue was insignificant and the matter was settled on a confidential basis to avoid costly and protracted litigation. Skechers does not believe the settlement will have a material adverse effect on the Company’s financial condition or results of operations.
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
(d) Product Financing
     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 2005 and 2004 were $57.8 million and $45.0 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $2.8 million in 2005, $3.1 million in 2004, and $1.9 million in 2003.
(12) SEGMENT INFORMATION
     In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as described in note 1. We have three reportable segments – domestic wholesale sales, international wholesale sales and retail sales. In addition, we report an “All other” segment, which includes our e-commerce sales and other miscellaneous sales. Management evaluates segment performance based primarily on net sales and gross margins.
     All costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the “All other” segment on a combined basis were as follows (in thousands):

	2005	2004	2003
Net sales
Domestic wholesale	$634,294	$582,240	$562,924
International wholesale	163,523	156,470	121,637
Retail	201,610	176,783	144,582
All other	7,050	4,829	5,833

Total	$1,006,477	$920,322	$834,976

	2005	2004	2003
Gross Profit
Domestic wholesale	$232,401	$214,356	$185,849
International wholesale	60,758	54,128	42,422
Retail	123,928	101,402	86,284
All other	3,395	971	3,131

Total	$420,482	$370,857	$317,686

	2005	2004
Identifiable Assets
Domestic wholesale	$417,859	$356,977
International wholesale	95,285	95,389
Retail	68,649	66,084
All other	164	203

Total	$581,957	$518,653

Geographic Information
The following summarizes our operations in different geographic areas for the period indicated:

	2005	2004	2003
Net Sales (1)
United States	$826,920	$748,818	$702,944
Canada	18,350	14,406	7,308
Europe (2)	161,207	157,098	124,724

Total	$1,006,477	$920,322	$834,976

	2005	2004
Long-lived Assets
United States	$63,840	$68,079
Canada	717	715
Europe (2)	8,388	13,770

Total	$72,945	$82,564

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, and the Netherlands that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Europe consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, and the Netherlands.
(13) RELATED PARTY TRANSACTIONS
     The Company had net sales to R. Siskind & Company in the amount of $0.9 million for the year ended December 31, 2004. The Company had no outstanding accounts receivable from R. Siskind & Company at December 31, 2005 and December 31, 2004, respectively. Mr. Siskind, who is a director of the Company, founded R. Siskind & Company, which is a business that purchases brand name men’s and women’s apparel and accessories and redistributes those items to off-price retailers, and he is its sole shareholder, Chief Executive Officer, President and sole member of its Board of Directors.
     During 2005, the Company paid approximately $47,000 to the Manhattan Inn Operating Company, LLC (“MIOC”) for having its annual holiday party at the Shade Hotel, which is a hotel owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12.5% beneficial ownership interest in MIOC, and four other officers, directors and vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable from MIOC or the Shade Hotel at December 31, 2005.
     The Company has receivables from officers and employees of $0.5 million and $0.3 million at December 31, 2005 and 2004, respectively. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards that are not business-related expenses. These receivables are short-term and are expected to be repaid within a reasonable period of time.

     We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.
(14) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Summarized unaudited financial data are as follows (in thousands):

2005	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$246,219	$263,928	$272,836	$223,494
Gross profit	100,436	111,536	115,473	93,037
Net earnings	10,267	15,917	12,632	5,901

Net earnings per share:

Basic	$0.26	$0.40	$0.32	$0.15
Diluted	0.25	0.38	0.30	0.14

2004	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$221,488	$234,704	$257,658	$206,472
Gross profit	89,707	95,237	103,938	81,975
Net earnings	7,046	8,342	6,037	2,128

Net earnings per share:

Basic	$0.18	$0.22	$0.16	$0.05
Diluted	0.18	0.21	0.15	0.05
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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that as of December 31, 2005, our internal control over financial reporting is effective.
     Our independent registered public accountants, KPMG LLP, audited the financial statements included in this annual report on Form 10-K and have issued an attestation report on management’s assessment of, and the effectiveness of our internal control over financial reporting as of December 31, 2005, which is included in Part II, Item 8 of this annual report on Form 10-K.
INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Although there were no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2005, we have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for year ended December 31, 2005. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 40 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 66 of this annual report on Form 10-K.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Years Ended December 31, 2005, 2004 and 2003

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2003:
Allowance for chargebacks	$3,831	$1,276	$(4,087)	$1,020
Allowance for doubtful accounts	1,627	306	(734)	1,199
Reserve for sales returns and Allowances	3,040	5,736	(3,134)	5,642
Year-ended December 31, 2004:
Allowance for chargebacks	$1,020	$1,858	$(2,300)	$578
Allowance for doubtful accounts	1,199	1,814	(1,126)	1,887
Reserve for sales returns and Allowances	5,642	1,199	(3,263)	3,578
Year-ended December 31, 2005:
Allowance for chargebacks	$578	$368	$(323)	$623
Allowance for doubtful accounts	1,887	870	(792)	1,965
Reserve for sales returns and Allowances	3,578	1,644	(614)	4,608

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBIT
2.1
Agreement of Reorganization and Plan of Merger dated May 7, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.1
Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2
Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2	(a)	Amendment to Bylaws dated as of April 8, 1999.

4.1
Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.2
Purchase Agreement, dated April 14, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.3
Indenture, dated April 9, 2002, between the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.4		Form of Specimen Restricted Global Security (incorporated by reference to exhibit number 4.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.5
Registration Rights Agreement, dated April 9, 2002, between the Registrant and CIBC World Markets Corp., relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.1	**
Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1	(a)**
Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.2	**	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q, for the quarter ended June 30, 2000).

10.3-	10.5	[Reserved].

10.6	**	Indemnification Agreement entered into between the Registrant and each of its directors and executive officers.

10.6	(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant.

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBIT
10.7
Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.8
Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9		[Reserved].

10.10
Amended and Restated Loan and Security Agreement between the Registrant and Heller Financial, Inc., dated September 4, 1998 (incorporated by reference to exhibit number 10.10 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10	(a)
Term Loan A Note, dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(a) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10	(b)
Revolving Note dated September 4, 1998, between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit number 10.10(b) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10	(c)
First Amendment to Amended and Restated Loan and Security Agreement, dated September 11, 1998 (incorporated by reference to exhibit number 10.10(c) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10	(d)
Second Amendment to Amended and Restated Loan and Security Agreement, dated December 23, 1998 (incorporated by reference to exhibit number 10.10(d) of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on April 9, 1999).

10.10	(e)
Third Amendment to Amended and Restated Loan and Security Agreement dated February 1, 2000 (incorporated by reference to exhibit number 10.10(e) of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.10	(f)
Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 1, 2000 (incorporated by reference to exhibit number 10.10(f) of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.10	(g)
Fifth Amendment to Amended and Restated Loan and Security Agreement dated July 11, 2001 (incorporated by reference to exhibit number 10.10(g) of the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.10	(h)
Sixth Amendment to Amended and Restated Loan and Security Agreement dated June 12, 2002 (incorporated by reference to exhibit number 10.10(h) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.10	(i)
Seventh Amendment to Amended and Restated Loan and Security Agreement dated April 18, 2002 (incorporated by reference to exhibit number 10.10(i) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.10	(j)
Eighth Amendment to Amended and Restated Loan and Security Agreement dated September 30, 2002 (incorporated by reference to exhibit number 10.10(j) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.10	(k)	Ninth Amendment to Amended and Restated Loan and Security Agreement dated August 18, 2003

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBIT
(incorporated by reference to exhibit number 10.10(k) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.10	(l)
Tenth Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2003 (incorporated by reference to exhibit number 10.10(l) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.10	(m)
Eleventh Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2004 (incorporated by reference to exhibit number 10.10(m) of the Registrant’s Form 10-K for the year ended December 31, 2004).

10.11
Standard Offer, Agreement and Escrow Instructions, and Addendum, dated July 27, 2004, between the Registrant and Holt/Hawthorn and Victory Partners, for the purchase of property located at 228 Manhattan Beach Boulevard, Manhattan Beach, California.

10.12
Commercial Lease Agreement, dated February 19, 1997, between the Registrant and Richard and Donna Piazza, regarding 1110 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.13
Lease Agreement and Addendum, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.13	(a)
Addendum No. 2, dated June 12, 1998, between the Registrant and Richard and Donna Piazza, regarding 1112 Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.13(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.14
Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.14	(a)
First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.15
Lease Agreements, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.15	(a)
First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.16
Lease Agreement and Addendum, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the registrant’s Form 10-K for the year ended December 31, 1999).

10.16	(a)
Addendum No. 2, dated July 1, 1999, between the Registrant and Richard and Donna Piazza, regarding 1108-B Manhattan Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.9(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.17		Agreement dated August 25, 2005 between Duncan Investments, LLC, a wholly owned subsidiary of the Registrant, and Morley Construction Company regarding 330 South Sepulveda Boulevard,

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBIT
Manhattan Beach, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2005).

10.18
General Conditions of the Contract for Construction regarding 330 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2005).

10.19
Standard Offer, Agreement and Escrow Instructions, Addendum and Additional Provisions, dated October 12, 2000, between the Registrant and/or its assignees and Champagne Building Group L.P., for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.19 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.20
Lease Agreement, dated November 15, 1999, between the Registrant and Champagne Building Group L.P., regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.20 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.21
Amendment of Lease Agreement dated December 20, 2000, between the Registrant and Yale Investments, LLC (a wholly owned subsidiary of the Registrant), regarding 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.21 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.22
Purchase and Sale Agreement with Escrow Instructions, dated November 13, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.22	(a)
First Amendment to Purchase and Sale Agreement, dated November 29, 2000, between the Registrant and Pacifica California/Apollo, LLC, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.22(a) of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.23
Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.24
Assignment and Assumption Agreement, dated December 27, 2000, between the Registrant and Pacifica California/Apollo, LLC, regarding 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.24 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.25
Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.26
Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.27
Lease Agreement, dated April 28, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.27 of the Registrant’s Form 10-K for the year ended December 31, 2001).

10.27	(a)
First Amendment to Lease Agreement, dated October 26, 2000, between the Registrant and Manhattan Corners, LLC, regarding 1100 Highland Avenue, Manhattan Beach, California (incorporated by reference to exhibit number 10.27(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.28
Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2001).

10.28 (a)
First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.29
Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 16th day of March 2006.

SKECHERS U.S.A., INC.
By:	/S/ ROBERT GREENBERG
Robert Greenberg
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ ROBERT GREENBERG	Chief Executive Officer	March 16, 2006
Robert Greenberg	(Principal Executive Officer)

/S/ MICHAEL GREENBERG	President and Director	March 16, 2006
Michael Greenberg

/S/ DAVID WEINBERG	Executive Vice President, Chief Operating Officer	March 16, 2006
David Weinberg	and Director

/S/ FREDERICK H. SCHNEIDER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
Frederick H. Schneider

/S/ JEFFREY GREENBERG	Director	March 16, 2006

Jeffrey Greenberg

/S/ J. GEYER KOSINSKI	Director	March 16, 2006

J. Geyer Kosinski

/S/ MORTON D. ERLICH	Director	March 16, 2006

Morton D. Erlich

/S/ RICHARD SISKIND	Director	March 16, 2006

Richard Siskind