Form 10-Q
period 2006-03-31
SKECHERS USA INC
filed 2006-05-10
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from _________ to ___________
Commission File Number 001-14429
SKECHERS U.S.A., INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4376145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

228 Manhattan Beach Blvd. Manhattan Beach, California	90266
(Address of Principal Executive Office)	(Zip Code)
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
Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2006: 24,730,928.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2006: 16,151,189.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$181,222	$197,007
Trade accounts receivable, less allowances of $9,983 in 2006 and $7,196 in 2005	173,739	134,600
Other receivables	6,284	6,888

Total receivables	180,023	141,488

Inventories	118,857	136,171
Prepaid expenses and other current assets	13,347	11,628
Deferred tax assets	5,755	5,755

Total current assets	499,204	492,049

Property and equipment, at cost, less accumulated depreciation and amortization	72,688	72,945
Intangible assets, less accumulated amortization	1,005	1,131
Deferred tax assets	9,337	9,337
Other assets, at cost	6,387	6,495

TOTAL ASSETS	$588,621	$581,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	$1,048	$1,040
Accounts payable	96,098	108,395
Accrued expenses	11,950	21,404

Total current liabilities	109,096	130,839

4.50% convertible subordinated notes	90,000	90,000
Long-term borrowings, excluding current installments	17,040	17,288

Total liabilities	216,136	238,127

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 24,665 and
23,382 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	25	23
Class B Common Stock, $.001 par value; 60,000 shares authorized; 16,151 and 16,651 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	16	17
Additional paid-in capital	137,767	126,274
Accumulated other comprehensive income	7,603	7,039
Retained earnings	227,074	210,477

Total stockholders’ equity	372,485	343,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,621	$581,957

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended March 31,
	2006	2005
Net sales	$277,565	$246,219
Cost of sales	159,190	145,783

Gross profit	118,375	100,436
Royalty income	994	1,084

	119,369	101,520

Operating expenses:
Selling	20,187	18,173
General and administrative	71,933	66,330

	92,120	84,503

Earnings from operations	27,249	17,017

Other income (expense):
Interest income	1,771	245
Interest expense	(2,230)	(1,815)
Other, net	206	1,551

	(253)	(19)

Earnings before income taxes	26,996	16,998
Income tax expense	10,398	6,731

Net earnings	$16,598	$10,267

Net earnings per share:
Basic	$0.41	$0.26

Diluted	$0.38	$0.25

Weighted average shares:
Basic	40,306	39,386

Diluted	45,395	44,317

Comprehensive income:
Net earnings	$16,598	$10,267
Foreign currency translation adjustment, net of tax	564	(2,031)

Total comprehensive income	$17,162	$8,236

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$16,598	$10,267
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,196	5,294
Amortization of deferred financing costs	191	192
Amortization of intangible assets	126	140
Provision for bad debts and returns	2,951	1,914
Tax benefits from stock-based compensation	1,786	580
Gain on disposal of equipment	(2)	(11)
(Increase) decrease in assets:
Receivables	(41,303)	(33,793)
Inventories	17,365	18,945
Prepaid expenses and other current assets	(1,695)	2,952
Other assets	17	153
Increase (decrease) in liabilities:
Accounts payable	(11,775)	(6,878)
Accrued expenses	(9,487)	1,622

Net cash provided/(used) by operating activities	(21,032)	1,377

Cash flows used in investing activities:
Capital expenditures	(3,756)	(1,321)

Net cash used in investing activities	(3,756)	(1,321)

Cash flows from financing activities:
Net proceeds from the sales of stock through employee stock purchase plan and the exercise of stock options	7,575	2,275
Payments on long-term debt	(259)	(943)
Excess tax benefits from stock-based compensation	1,509	—

Net cash provided by financing activities	8,825	1,332

Net increase (decrease) in cash and cash equivalents	(15,963)	1,388
Effect of exchange rates on cash and cash equivalents	178	(22)
Cash and cash equivalents at beginning of the period	197,007	137,653

Cash and cash equivalents at end of the period	$181,222	$139,019

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,135	$1,068
Income taxes	13,282	4,154

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company issued 59,203 shares of Class A common stock to the Company’s 401(k) plan, with a value of approximately $767,000 for the three months ended March 31, 2005. No Class A common stock was issued to the Company’s 401(k) plan during the three-months ended March 31, 2006.
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.
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
(2) REVENUE RECOGNITION
     The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. The Company recognizes revenue from retail sales at the point of sale. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales.
     Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.
(3) OTHER COMPREHENSIVE INCOME
     The Company operates internationally through the following foreign subsidiaries: Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, S.L., located in Spain, Skechers

USA Deutschland GmbH, located in Germany, Skechers USA France S.A.S., located in France, Skechers EDC SPRL, located in Belgium, Skechers USA Benelux B.V., located in the Netherlands, Skechers USA Italia S.r.l., located in Italy; all with a functional currency of the Euro. Additionally, one international subsidiary, Skechers S.a.r.l., located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.
(4) STOCK COMPENSATION
(a)	Impact of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”)
     On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Previously, the Company had followed Accounting Principles Board, Opinion No. 25, "Accounting for Stock Issued to Employees,” (“APB 25”), and accounted for employee stock options at intrinsic value. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. For the three-month period ended March 31, 2006, stock compensation expense of $0.6 million was recorded to general and administrative expenses. No stock compensation expense was recorded during the three-months ended March 31, 2005.
(b)	Equity Incentive Plan
     In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”) for the grant of qualified incentive stock options (ISO), non-qualified stock options and nonvested and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). The number of Class A Common Stock authorized for issuance under the plan is 11,215,154. Awards available for grant at March 31, 2006 were 3,223,007. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally become exercisable over a four-year graded vesting period and expire ten years from the date of grant. Options exercised result in issuances of common stock.
     Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vesting of nonvested stock in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $1.5 million of excess tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the three-month periods ended March 31, 2006 and 2005, was $7.6 million and $2.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of options and vesting of nonvested shares totaled $3.3 million and $0.6 million for the three-months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Earnings for stock-based compensation costs was $0.1 million and $0 million for the three-month periods ended March 31, 2006 and 2005, respectively. The impact of SFAS 123(R) stock-based compensation expense was $0.01 earnings per basic and diluted share for the three-months ended March 31, 2006.

(c)	Valuation Assumptions
     We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three-Months Ended March 31,
	2006	2005
Dividend yield	—	—
Expected volatility	62%	72%
Risk-free interest rate	4.52%	3.83%
Expected life of option (in years)	7	5

     Expected volatility is based on historical share price data. The Company uses historical employee exercise and cancellation data to estimate expected term and forfeiture rates. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant.
     The weighted-average fair value per share of options granted was $14.39, and $8.45 for the three-month periods ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised was $8.6 million and $1.4 million, respectively, determined as of the date of option exercise.
(d)	Stock-Based Payment Awards
     Shares subject to option under the Equity Incentive Plan were as follows:

			WEIGHTED
		WEIGHTED	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2005	4,209,437	$10.98
Granted	15,000	19.49
Exercised	(762,801)	9.93
Forfeited	(9,160)	8.13

Outstanding at March 31, 2006	3,452,476	$11.26	5.5 years	$47,203,300

Exercisable at March 31, 2006	3,151,351	$11.39	5.2 years	$42,674,820

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 3.2 million options that were in-the-money at March 31, 2006. As of March 31, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (stock options and nonvested shares) granted under our Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three-months ended March 31, 2006 was $1.0 million.

     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plan as of and during the three months ended March 31, 2006 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2005	—	—
Granted	20,000	15.66
Vested	(4,000)	15.66

Nonvested at March 31, 2006	16,000	15.66

     The nonvested shares generally vest over a four-year graded vesting period and expire ten years from the date of grant.
(e)	Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)
     Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in our results of operations for the three month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Three-Months Ended
March 31, 2005
Net earnings, as reported	$10,267
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(493)

Pro forma net earnings — basic	9,774
Add back interest on 4.50% debentures, net of tax	612

Pro forma net earnings — diluted	$10,386

Pro forma net earnings per share:
Basic	$0.25
Diluted	0.23
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
(f)	Stock Purchase Plan
     Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides that a total of 2,781,415 shares of Class A Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. No shares were purchased during the three months ended March 31, 2006 or 2005, respectively, as the semi-annual purchase periods end on June 30 and December 31.
(5) EARNINGS PER SHARE
     Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares, if dilutive, which would arise from the exercise of stock options and nonvested shares using the treasury stock method, which in the current period includes consideration of average unrecognized stock-based compensation cost resulting from the adoption SFAS 123(R), and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the entire period.
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings per share	2006	2005
Net earnings	$16,598	$10,267
Weighted average common shares outstanding	40,306	39,386
Basic earnings per share	$0.41	$0.26
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings per share	2006	2005
Net earnings	$16,598	$10,267
After tax effect of interest expense on 4.50% convertible subordinated notes	619	612

Earnings for purposes of computing diluted earnings per share	$17,217	$10,879

Weighted average common shares outstanding	40,306	39,386
Dilutive effect of stock options	1,623	1,465
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	3,466	3,466

Weighted average common shares outstanding	45,395	44,317

Diluted earnings per share	$0.38	$0.25

     Options to purchase 234,500 and 689,495 shares of Class A common stock were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2006 and 2005, respectively. The options outstanding that were not included in the computation of diluted earnings per share were excluded because their effect would have been anti-dilutive.
(6) INTANGIBLE ASSETS
     The Company complies with SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives ranging from five to ten years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of March 31, 2006 and December 31, 2005, are as follows (in thousands):

	March 31, 2006	December 31, 2005
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(2,295)	(2,169)

Total Intangible Assets	$1,005	$1,131

(7) OTHER INCOME (EXPENSE), NET
     Other income (expense), net at March 31, 2006 and 2005 is summarized as follows (in thousands):

	Three-Months Ended March 31,
	2006	2005
Gain/(Loss) on assets and foreign currency exchange	$163	$(91)
Legal settlements	43	1,642

Total other income, net	$206	$1,551

(8) INCOME TAXES
     The effective tax rate for the three months ended March 31, 2006 was 38.5% and 39.6% for the three-months ended March 31, 2005. Income tax expense for the three months ended March 31, 2006 was $10.4 million compared to $6.7 million for the same period in 2005. The tax provision for the three-months ended March 31, 2006 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three months ended March 31, 2006 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
(9) SHORT-TERM BORROWINGS
     The Company has available a secured line of credit, as amended on December 31, 2005, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (7.75% at March 31, 2006) minus 0.50%, and the agreement expires on December 31, 2006. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. Under the agreement, available borrowings are reduced by 50% of the first $1 million of outstanding guarantees and 75% of outstanding guarantees that exceed $1 million. Outstanding letters of credit and guarantees at March 31, 2006 were $3.3 million. Available borrowings under the line of credit at March 31, 2006 were $147.8 million, and no amounts were outstanding at March 31, 2006 and December 31, 2005. We pay an unused line of credit fee of 0.25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined in the agreement: that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts; hence the financial covenants were not applicable at March 31, 2006.
(10) LITIGATION
     The Company did not have any significant developments in its legal proceedings during the quarter ended March 31, 2006. For a detailed discussion of the Company’s legal proceedings please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006. Other than the foregoing, the Company has no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements or results of operations. The Company occasionally becomes involved in litigation arising from the normal course of business, and management is unable to determine the extent of any liability that may arise from unanticipated future litigation.

(11) STOCKHOLDERS’ EQUITY
     During the three months ended March 31, 2006, certain Class B stockholders converted 500,000 shares of Class B common stock into an equivalent number of shares of Class A common stock. During the three months ended March 31, 2005, no shares of Class B common stock were converted into shares of Class A common stock.
(12) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
     In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments — domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales.
Domestic Wholesale - The sale of footwear directly to department stores, specialty and independent retailers throughout the United States and Canada.
International Wholesale - The sale of footwear directly to department stores, specialty and independent retailers in Switzerland, the United Kingdom, Germany, France, Spain, Italy, Austria, Ireland, and the Benelux Region, and through distributors who sell our footwear to department stores and specialty retail stores across Eastern Europe, Asia, South America, Africa, the Middle East and Australia.
Retail - We own and operate retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:
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
     Management evaluates segment performance based primarily on net sales and gross margins. All operating and financing costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Most of the Company’s capital expenditures related to the retail operations, both domestically and internationally, and our corporate headquarter facilities.
     Net sales, gross margins and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the “All Other” segment on a combined basis were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net sales
Domestic wholesale	$178,837	$154,552
International wholesale	48,381	47,401
Retail	47,870	43,026
All other	2,477	1,240

Total	$277,565	$246,219

	Three Months Ended March 31,
	2006	2005
Gross Profit
Domestic wholesale	$68,867	$54,736
International wholesale	18,768	19,655
Retail	29,550	25,425
All other	1,190	620

Total	$118,375	$100,436

	March 31, 2006	December 31, 2005
Identifiable Assets
Domestic wholesale	$432,062	$417,859
International wholesale	101,113	95,285
Retail	55,210	68,649
All other	236	164

Total	$588,621	$581,957

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Net Sales (1)
United States	$225,907	$195,448
Canada	6,082	4,750
Europe (2)	45,576	46,021

Total	$277,565	$246,219

	March 31, 2006	December 31, 2005
Long-lived Assets
United States	$64,070	$63,840
Canada	650	717
Europe (2)	7,968	8,388

Total	$72,688	$72,945

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, and the Netherlands that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.
(2)	Europe consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, and the Netherlands.
(13) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $140.9 million and $103.9 million before allowances for bad debts, sales returns and chargebacks at March 31, 2006 and December 31, 2005, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $42.9 million and $37.9 million before allowance for bad debts, sales returns and chargebacks at March 31, 2006 and December 31, 2005, respectively. The Company provided for potential credit losses of $3.0 million and $1.9 million for the three months ended March 31, 2006 and 2005.
     Net sales to customers in the U.S. exceeded 80% of total net sales for the three months ended March 31, 2006 and 2005. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets which totaled $111.6 million and $106.1 million at March 31, 2006 and December 31, 2005, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 23.9% and 24.8% of total net sales for the three-months ended March 31, 2006 and 2005, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2006 and 2005, respectively. No one customer accounted for more than 10% of our outstanding accounts receivable balance at March 31, 2006 and 2005, respectively.
     The Company’s top five manufacturers produced approximately 64.4% and 62.6% of its total purchases for the three months ended March 31, 2006 and 2005, respectively. One manufacturer accounted for 23.5% and 27.5% of total purchases for the three months ended March 31, 2006 and 2005, respectively. A second manufacturer accounted for 16.2% and 15.3% of total purchases for the three months ended March 31, 2006 and 2005, respectively.
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
     This quarterly report on Form 10-Q may contain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements and reported results shall not be considered an indication of the Company’s future performance. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of the Company to maintain its brand image; the ability to sustain, manage and forecast the Company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of the Company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with recent corporate governance legislation including the Sarbanes-Oxley Act of 2002; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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

FINANCIAL OVERVIEW
     We have three reportable segments — domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “all other” segment, which includes our e-commerce sales and other miscellaneous sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Domestic wholesale segment net sales comprised 64.4% and 62.8% of total net sales for the three months ended March 31, 2006 and 2005, respectively. International wholesale sales, retail sales, and all other sales which includes e-commerce sales comprised 17.4%, 17.3%, and 0.9%, respectively, for the three months ended March 31, 2006 and 19.2%, 17.5%, and 0.5%, respectively, for the three months ended March 31, 2005. Net income for the three-month period ended March 31, 2006 was $16.6 million, or $0.38 earnings per diluted share, which includes the impact of SFAS 123(R) stock-based compensation expense of $0.01 earnings per diluted share.
     As of March 31, 2006, we had 122 domestic retail stores and 12 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the first three months of 2006, we opened one domestic outlet store. As we identify new opportunities in our retail business, we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets. We currently have plans to open another 15 to 20 domestic stores in 2006. In addition, we currently believe that we have sufficiently developed our international direct selling efforts; therefore, we currently anticipate opening only one new international store in 2006. Instead, we will focus on (i) enhancing the efficiency of our international operations, (ii) increasing our customer base, (iii) increasing the product count within each customer and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Cost of sales includes the cost of footwear purchased from our manufacturers, royalty payments, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers’ fees and storage costs. As such, our gross margins may not be comparable to some of our competitors since we include expenses related to our distribution network in general and administrative expenses, whereas some of our competitors include expenses of this type in cost of sales.
     Selling expenses. Selling expense consist primarily of the following accounts: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and costs associated with catalog production and distribution.
     General and administrative expenses. General and administrative expenses consist primarily of the following accounts: salaries, wages and related taxes and various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, and expenses related to our distribution network, which includes the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products. These costs are included in general and administrative expenses and are not allocated to segments.

RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended March 31,
	2006		2005
Net sales	$277,565	100.0%	$246,219	100.0%
Cost of sales	159,190	57.4	145,783	59.2

Gross profit	118,375	42.6	100,436	40.8
Royalty income	994	0.4	1,084	0.4

	119,369	43.0	101,520	41.2

Operating expenses:
Selling	20,187	7.3	18,173	7.4
General and administrative	71,933	25.9	66,330	26.9

	92,120	33.2	84,503	34.3

Earnings from operations	27,249	9.8	17,017	6.9
Interest income	1,771	0.6	245	0.1
Interest expense	(2,230)	(0.8)	(1,815)	(0.7)
Other, net	206	0.1	1,551	0.6

Earnings before income taxes.	26,996	9.7	16,998	6.9
Income taxes	10,398	3.7	6,731	2.7

Net earnings	$16,598	6.0%	$10,267	4.2%

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
Net sales
     Net sales for the three months ended March 31, 2006 were $277.6 million, an increase of $31.4 million, or 12.7%, over net sales of $246.2 million for the three months ended March 31, 2005. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product, increased distributor sales, and growth within the domestic retail segment from positive domestic comparative store sales increases (i.e. stores open for at least one year). Our domestic wholesale net sales increased $24.2 million to $178.8 million for the three months ended March 31, 2006, from $154.6 million for the three months ended March 31, 2005. The average selling price per pair within the domestic wholesale segment increased to $17.47 per pair for the three months ended March 31, 2006 from $16.58 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 9.7% unit sales volume increase to 10.2 million pairs from 9.3 million pairs in 2005. The increase in average selling price per pair was due to stronger sales of in-season denim friendly sport fusion and casual products and broader acceptance of our fashion and street brands. This higher level of net sales was achieved by redeveloping many of our existing lines, focusing on updating proven styles as well as developing new styles, and the launch of three new brands, including the Mark Ecko Footwear and 310 Motoring lines, which have since experienced increased door counts and strong sales growth. We saw the strongest improvements in our women’s Active line, our men’s USA and our Kids line.
     Our retail segment net sales increased $4.9 million to $47.9 million for the three months ended March 31, 2006, an 11.3% increase over sales of $43.0 million for the same period in 2005. Our domestic retail sales increased $4.9 million to $44.6 million for the three months ended March 31, 2006, from $39.7 million for the three months ended March 31, 2005. The increase in retail sales was due to positive domestic comparable store sales across all three store formats and an increased domestic store base of 10 over the prior year period. We opened one domestic outlet store during the three months ended March 31, 2006. For the quarter ended March 31, 2006, we realized substantial comparable store sales increases ranging from an increase of 5.0% in our domestic concept stores comparable sales to an increase of 9.5% in our domestic outlet stores comparable sales, which were partially offset by decreased international retail sales of 7.1% for the three months ended March 31, 2006.

     Our international wholesale segment net sales increased $1.0 million, or 2.1%, to $48.4 million for the three months ended March 31, 2006, compared to $47.4 million for the three months ended March 31, 2005. Our international wholesale sales consist of direct subsidiary sales — those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Our international distributor sales increased $1.9 million to $17.4 million for the three months ended March 31, 2006, a 12.6% increase over sales of $15.5 million for the three months ended March 31, 2005. This was primarily due to increased sales into Chile, Korea, and Russia. This increase was partially offset by our international direct subsidiary sales which decreased $1.0 million to $30.9 million for the three months ended March 31, 2006, a 3.1% decrease over sales of $31.9 million for the three months ended March 31, 2005. The decrease in direct subsidiary sales was primarily due to decreased sales in United Kingdom and Spain, partially offset by increased sales in Canada.
     Our e-commerce sales were $1.2 million for the three months ended March 31, 2006 compared to sales of $0.6 million for the same period in 2005. Our e-commerce sales made up less than 1% of our consolidated net sales in both the three months ended March 31, 2006 and March 31, 2005.
     We currently anticipate that net sales for the three months ending June 30, 2006 will be in the range of $295 million to $305 million.
Gross profit
     Gross profit for the three months ended March 31, 2006 increased $18.0 million to $118.4 million as compared to $100.4 million for the three months ended March 31, 2005. Gross profit as a percentage of net sales, or gross margin, increased to 42.6% for the three months ended March 31, 2006, compared to 40.8% for the same three months in 2005. The gross margin increase was the result of increased domestic wholesale margins, increased retail margins and increased international wholesale subsidiary margins. Domestic wholesale gross margins increased to 38.5% for the three months ended March 31, 2006, compared to 35.4% for the same period last year. Domestic wholesale gross profit increased $14.1 million, or 25.8%, to $68.9 million for the three months ended March 31, 2006 compared to $54.7 million in the same period in 2005. We realized higher margins within our Women’s Active, Boys, Mark Ecko, Rhino Red, and 310 Motoring lines during the first quarter of 2006 as compared to the same period last year primarily due to broader acceptance of our existing designs and styles.
     Gross profit for our retail segment increased $4.1 million, or 16.2%, to $29.5 million for the three months ended March 31, 2006 as compared to $25.4 million for the same period last year. This increase in gross profit was due to increased domestic and international margins and positive domestic comparable store sales and an increased store count of 10 from the same period a year ago. Gross margins increased to 61.7% for the three months ended March 31, 2006 as compared to 59.1% for the same period in 2005. The increase in gross margin was primarily due to better acceptance of our existing designs and styles.
     Gross profit for our international wholesale segment for the three months ended March 31, 2006 was $18.8 million, a decrease of $0.9 million compared to $19.7 million for the same period in 2005. Gross margin was 38.8% for the three months ended March 31, 2006 compared to 41.5% for the same period in 2005. The decrease in gross margins for our international wholesale sales was primarily due to increased sales through our distributors. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our foreign distributors. Gross margins for our foreign distributor sales decreased to 24.8% for the three months ended March 31, 2006 compared to 35.5% for the same period in 2005. The decrease was primarily due to adverse economic conditions which caused increased customer discounts and allowances which reduced average selling prices and reduced our margins. Gross margins for our foreign direct subsidiary sales increased to 46.7% for the three months ended March 31, 2006 compared to 44.4% for the same period last year.

Licensing
     For the three months ended March 31, 2006, we recognized royalty income of $1.0 million compared to $1.1 million during the same period in 2005. The decrease in royalty income was the result of lower sales of our licensed products with our existing licensing agreements.
Selling expenses
     Selling expenses for the three months ended March 31, 2006 were $20.2 million, an increase of $2.0 million or 11.1%, compared to $18.2 million for the same period in 2005. As a percentage of net sales, selling expenses were 7.3% and 7.4% for the three months ended March 31, 2006 and 2005, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $1.7 million relating to increased television and media advertising. We currently anticipate that television and media expenses for the three months ended June 30, 2006 will be higher than those incurred during the three months ended March 31, 2006.
General and administrative expenses
     General and administrative expenses for the three months ended March 31, 2006 were $71.9 million, an increase of $5.6 million or 8.5%, compared to $66.3 million for the same period in 2005. General and administrative expenses as a percent of sales decreased to 25.9% for the three months ended March 31, 2006 from 26.9% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $3.2 million, increased stock compensation costs of $0.6 million due to the adoption of SFAS 123(R) during the quarter, and increased rent expense of $1.3 million. The increase in salaries and wages was due to increased headcount necessary to support increased sales volumes, new product lines, and the opening of 11 additional retail stores from the same period a year ago. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, totaled $18.9 million for the three months ended March 31, 2006 as compared to $19.4 million for the same period last year.
     We continue to review our cost structure to improve efficiencies within our operations; however, we believe that our current cost structure is consistent with our anticipated net sales levels in 2006.
Interest income
     Interest income for the three months ended March 31, 2006 increased $1.6 million to $1.8 million compared to $0.2 million for the same period in 2005. The increase in interest income resulted from higher interest rates and higher average cash investment balances during the first quarter of 2006 when compared to the same period in 2005.
Interest expense
     Interest expense for the three months ended March 31, 2006 increased $0.4 million to $2.2 million compared to $1.8 million for the same period in 2005. Interest expense is incurred on our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations, and interest on amounts owed to our foreign manufacturers. The increase in interest expense was due to increased purchases from our foreign manufacturers.
Other income (expense)
     Other income, net decreased $1.4 million to $0.2 million for three months ended March 31, 2006 compared to income of $1.6 million for the three months ended March 31, 2005. The decrease in other income was due to the settlement of various lawsuits for $1.6 million during the three months ended March 31, 2005.

Income taxes
     The effective tax rate for the three months ended March 31, 2006 was 38.5% compared to 39.6% for the same period in 2005. Income tax expense for the three months ended March 31, 2006 was $10.4 million compared to $6.7 million for the same period in 2005. The tax provision for the three-months ended March 31, 2006 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three months ended March 31, 2006 was lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at March 31, 2006 was $390.1 million, an increase of $28.9 million from working capital of $361.2 million at December 31, 2005. Cash and cash equivalents at March 31, 2006 were $181.2 million compared to $197.0 million at December 31, 2005. The decrease in cash and cash equivalents during the three months ended March 31, 2006 was primarily the result of increased receivables of $41.3 million, decreased payables of $11.8 million, and decreased accrued expenses of $9.5 million which was partially offset by our net earnings of $16.6 million and reduced inventory balance of $17.4 million.
     During the three months ended March 31, 2006, net cash used by operating activities was $21.0 million compared to cash provided by operating activities of $1.3 million for the same period in 2005. The decrease in our operating cash flows for the three months ended March 31, 2006, when compared to the same period in 2005, was primarily the result of increased accounts receivable levels due to higher sales, decreased accounts payable and accrued expenses which was partially offset by reduced inventory costs. Our investment in inventory decreased partially because of the conversion of our Ontario distribution center to a foreign trade zone which allows us to pay duties when goods are shipped instead of when received in the U.S.
     Net cash used by investing activities was $3.8 million during the three months ended March 31, 2006, compared to $1.3 million in the same period last year. Capital expenditures for the three months were approximately $3.8 million, which primarily consisted of the construction of our new corporate headquarters, new store openings, store remodels, and information technology hardware. This was compared to $1.3 million in the prior year. During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $2.7 million was incurred as of March 31, 2006. We expect the building to be completed during fiscal 2007. Excluding the construction of our corporate headquarters we expect our ongoing capital expenditures for the remainder of 2006 to be approximately $11.0 million, which includes opening between 15 to 20 domestic retail stores and one international retail store, minor capital improvements at our distribution centers and investments in information technology. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows, current cash on hand or available lines of credit.
     Net cash provided by financing activities was $8.8 million during the three months ended March 31, 2006, compared to net cash provided by financing activities of $1.3 million during the same period in 2005. The increase in cash provided from financing activities was due to higher proceeds from exercise of stock options when compared to the same period in 2005 and $1.5 million of excess tax benefits from stock-based compensation which was recorded to operating activities prior to the adoption of SFAS 123(R) on January 1, 2006.
     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. Interest on the notes is paid semi-annually in April and October of each year. Discount and issuance costs of approximately $3.4 million are being amortized to interest expense over the term of the debentures. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes are subject to optional redemption at the option of our company, in whole or in part, at the following redemption prices: 101.80% of the principal amount for the twelve-month period beginning April 15, 2005, 100.90% of the principal amount for the twelve-month period beginning April 15, 2006 and 100% of the principal amount thereafter. We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, will be sufficient to provide us with the liquidity necessary to repay these notes. The notes are unsecured and subordinated to our present and future senior debt as well as indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness.
     In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have additional debt of $18.1 million outstanding at March 31, 2006. This debt consists of the following at March 31, 2006:
•	Note payable for $7.4 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $10.0 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $0.1 million for material handling equipment at one of our U.S. distribution center warehouses, which is secured by the equipment.

•	Capital lease liability for $0.6 million for material handling equipment at our European distribution center, which is secured by the equipment.
     Some of these debt agreements contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At March 31, 2006, we were in compliance with all of the covenants related to our debt.
     We have available a secured line of credit, as amended on December 31, 2005, permitting borrowings up to $150.0 million based upon eligible accounts receivable and inventories. Borrowings bear interest at the prime rate (7.75% at March 31, 2006) minus 0.50%, and the agreement expires on December 31, 2006. The agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. Under the agreement, available borrowings are reduced by 50% of the first $1 million of outstanding guarantees and 75% of outstanding guarantees that exceed $1 million. Outstanding letters of credit and guarantees at March 31, 2006 were $3.3 million. Available borrowings under the line of credit at March 31, 2006 were $147.8 million, and no amounts were outstanding at March 31, 2006 and December 31, 2005. We pay an unused line of credit fee of 0.25% annually. The agreement provides the following financial covenants should the loan balance exceed 60% of all eligible accounts, as defined in the agreement: that stockholders’ equity shall not decrease by more than 20% in any given calendar quarter; a tangible net worth be maintained as defined in the agreement; and limits the payment of dividends if in default of any provision of the agreement. The loan balance did not exceed 60% of all eligible accounts: as a result the financial covenants were not applicable at March 31, 2006.
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
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of March 31, 2006:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-Term Obligations (1)	$96,075	$4,050	$92,025	—	—
Other Long-Term Debt	24,202	1,338	3,566	$3,566	$15,732
Capital Lease Obligations	842	626	216	—	—
Operating Lease Obligations (2)	209,676	33,462	60,503	45,437	70,274
Purchase Obligations (3)	182,835	182,835	—	—	—
Construction Contract (4)	15,426	14,702	724	—	—
Minimum payments related to our licensing arrangements	7,720	3,185	2,295	2,240	—
Financed insurance premiums	597	597	—	—	—

	$537,373	$240,795	$159,329	$51,243	$86,006

(1)	The long-term debt consists of our 4.50% convertible notes receivable due April 15, 2007 and related interest payments due in April and October of each year unless converted into our Class A Common Stock as provided for in the indenture agreement.

(2)	Operating lease commitments consist primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at March 31, 2006.

(3)	Purchase obligations include the following: (i) accounts payable balances for the purchase footwear of $126.5 million, (ii) outstanding letters credit of $3.3 million and (iii) open purchase commitments with our foreign manufacturers for $53.0 million. We currently expect to fund these commitments with cash flows from operations and/or cash on hand.

(4)	During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $2.7 million was incurred at March 31, 2006. We expect the building to be completed during fiscal 2007.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the Company’s critical accounting policies please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.
     Stock-based compensation. During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options, nonvested shares and ESPP shares under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
RECENT ACCOUNTING PRONOUNCEMENTS
     We adopted SFAS 123(R) on January 1, 2006. The impact of the adoption is discussed in note 4 to the Condensed Consolidated Financial Statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We adopted this statement on January 1, 2006. The adoption of SFAS 154 did not have a significant impact on our financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this statement on January 1, 2006. The adoption of SFAS 151 did not have a significant impact our financial position or results of operations.

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

     Interest rate fluctuations. At March 31, 2006, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium and the Netherlands. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the three months ended March 31, 2006 and 2005, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $0.6 million and loss of $2.0 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2006 would have reduced the values of our net investments by approximately $2.2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this quarterly report on Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Controls and Procedures section includes information concerning the controls and controls evaluation referred to in the certifications.
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
CHANGES IN INTERNAL CONTROL
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We did not have any significant developments in our legal proceedings during the quarter ended March 31, 2006. For a detailed discussion of our company’s legal proceedings please refer to our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006. Other than the foregoing, we have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements or results of operations. We occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from unanticipated future litigation.
ITEM 1A. RISK FACTORS
     The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and should be read in conjunction with the risk factors and other information disclosed in our 2005 annual report that could have a material effect on our business, financial condition and results of operations.
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
     Following the phase-out at the beginning of 2005 of quotas that had been imposed by the EU since 1994 on the import of certain types of footwear manufactured in China, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia and Thailand, there has been renewed pressure from the EU footwear manufacturing industry to re-impose some level of trade protection on imported footwear from China, India, Vietnam and other exporting countries. In mid-2005, the EU Trade Commission initiated an anti-dumping investigation into leather footwear imported from China and Vietnam. Provisional anti-dumping measures have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates progressing to 19.4% and 16.8%, respectively, by September of 2006 for certain leather footwear. Along with other major footwear manufacturers, we have been actively participating as respondents in this investigation and are taking the position that certain categories of footwear should not be within the product scope of this investigation and do not meet the legal requirements of injury and price in an anti-dumping investigation, as part of our efforts to minimize any adverse financial impact on our results of operations in 2006 and beyond. Final measures are being considered by the European Commission and the final outcome of these investigations is uncertain. We believe that our major competitors stand in much the same position of risk regarding these potential trade measures.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the three months ended March 31, 2006 and March 31, 2005, our net sales to our five largest customers accounted for approximately 23.9% and 24.8% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2006 and March 31, 2005, respectively. No other customers accounted for more than 10% of our net trade accounts receivable as of March 31, 2006 or March 31, 2005, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivable of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2006 and March 31, 2005, the top five manufacturers of our manufactured products produced approximately 64.4% and 62.6% of our total purchases, respectively. One manufacturer accounted for 23.5% of total purchases for the three months ended March 31, 2006 and the same manufacturer accounted for 27.5% of total purchases for the three months ended March 31, 2005. A second manufacturer accounted for 16.2% of our total purchases during the three months ended March 31, 2006 and the same manufacturer accounted for 15.3% of total purchases for the three months ended March 31, 2005. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of March 31, 2006, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 72.7% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2006, Mr. Greenberg beneficially owned approximately 63.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, he beneficially owned approximately 86.6% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
Recognizing Compensation Expense Related To Stock Options Under FASB Statement 123(R) Will Reduce Our Future Reported Earnings.
     The Financial Accounting Standards Board (FASB) has issued a new accounting standard SFAS 123(R) requiring companies to begin recognizing compensation expense related to all unvested and newly granted stock options. In the past we have included such expenses on a pro forma basis in the notes to our quarterly and annual financial statements in accordance with U.S. GAAP and did not include compensation expense related to stock options in reported earnings prior to January 1, 2006. As of March 31, 2006, we had approximately $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (stock options and nonvested shares) granted under our stock option plan. We adopted SFAS 123(R) on January 1, 2006 as required. Thus, our reported earnings will be lower in 2006 and thereafter than they would otherwise be under the previous accounting treatment for stock options, and as a result, the trading price of our Class A common shares could decline.
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

Date: May 10, 2006	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)