Form 10-Q
period 2006-06-30
SKECHERS USA INC
filed 2006-08-09
CIK 1065837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-14429
SKECHERS U.S.A., INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4376145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

228 Manhattan Beach Blvd.
Manhattan Beach, California (Address of Principal Executive Office)	90266 (Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2006: 25,516,843.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2006: 15,786,189.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$204,502	$197,007
Trade accounts receivable, less allowances of $11,616 in 2006 and $7,196 in 2005	188,668	134,600
Other receivables	6,108	6,888

Total receivables	194,776	141,488

Inventories	156,387	136,171
Prepaid expenses and other current assets	17,477	11,628
Deferred tax assets	5,755	5,755

Total current assets	578,897	492,049

Property and equipment, at cost, less accumulated depreciation and amortization	77,719	72,945
Intangible assets, less accumulated amortization	898	1,131
Deferred tax assets	9,337	9,337
Other assets, at cost	5,745	6,495

TOTAL ASSETS	$672,596	$581,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
4.50% convertible subordinated notes	$90,000	$—
Current installments of long-term borrowings	919	1,040
Accounts payable	150,451	108,395
Accrued expenses	13,136	21,404

Total current liabilities	254,506	130,839

4.50% convertible subordinated notes	—	90,000
Long-term borrowings, excluding current installments	16,928	17,288

Total liabilities	271,434	238,127

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 25,513 and 23,382 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	25	23
Class B Common Stock, $.001 par value; 60,000 shares authorized; 15,786 and 16,651 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	16	17
Additional paid-in capital	146,461	126,274
Accumulated other comprehensive income	9,969	7,039
Retained earnings	244,691	210,477

Total stockholders’ equity	401,162	343,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$672,596	$581,957

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Net sales	$292,183	$263,928	$569,748	$510,147
Cost of sales	161,448	152,392	320,638	298,175

Gross profit	130,735	111,536	249,110	211,972
Royalty income	559	1,990	1,553	3,074

	131,294	113,526	250,663	215,046

Operating expenses:
Selling	31,061	20,973	51,248	39,146
General and administrative	72,803	65,282	144,736	131,612

	103,864	86,255	195,984	170,758

Earnings from operations	27,430	27,271	54,679	44,288

Other income (expense):
Interest income	2,299	211	4,070	455
Interest expense	(2,384)	(1,838)	(4,614)	(3,652)
Other, net	53	(204)	259	1,347

	(32)	(1,831)	(285)	(1,850)

Earnings before income taxes	27,398	25,440	54,394	42,438
Income tax expense	9,782	9,523	20,180	16,254

Net earnings	$17,616	$15,917	$34,214	$26,184

Net earnings per share:
Basic	$0.43	$0.40	$0.84	$0.66

Diluted	$0.40	$0.38	$0.77	$0.62

Weighted average shares:
Basic	41,077	39,580	40,687	39,484

Diluted	46,146	44,120	45,802	44,256

Comprehensive income:
Net earnings	$17,616	$15,917	$34,214	$26,184
Foreign currency translation adjustment, net of tax	2,366	(2,261)	2,930	(4,292)

Total comprehensive income	$19,982	$13,656	$37,144	$21,892

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$34,214	$26,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,328	10,610
Amortization of deferred financing costs	383	383
Amortization of intangible assets	253	274
Provision for bad debts and returns	4,881	3,046
Tax benefits from stock-based compensation	2,905	758
Loss on disposal of equipment	24	86
(Increase) decrease in assets:
Receivables	(57,369)	(61,316)
Inventories	(20,013)	(14,582)
Prepaid expenses and other current assets	(5,759)	1,325
Other assets	685	198
Increase (decrease) in liabilities:
Accounts payable	43,269	54,200
Accrued expenses	(8,348)	(1,188)

Net cash provided by operating activities	3,453	19,978

Cash flows used in investing activities:
Capital expenditures	(12,531)	(7,419)

Net cash used in investing activities	(12,531)	(7,419)

Cash flows from financing activities:
Net proceeds from the sales of stock through employee stock purchase plan and the exercise of stock options	13,176	3,751
Payments on long-term debt	(530)	(1,878)
Excess tax benefits from stock-based compensation	2,929	—

Net cash provided by financing activities	15,575	1,873

Net increase in cash and cash equivalents	6,497	14,432
Effect of exchange rates on cash and cash equivalents	998	(1,160)
Cash and cash equivalents at beginning of the period	197,007	137,653

Cash and cash equivalents at end of the period	$204,502	$150,925

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4,377	$4,502
Income taxes	23,854	14,050

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     No Class A common stock was issued to the Company’s 401(k) plan during the six months ended June 30, 2006. The Company issued 59,203 shares of Class A common stock to the Company’s 401(k) plan with a value of approximately $767,000 for the six months ended June 30, 2005.
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
     Sales of footwear products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters. We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.
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
     Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were, which is used to calculate and accrue the related royalties based on the terms of the agreement.

(3) OTHER COMPREHENSIVE INCOME
     The Company operates internationally through the following foreign subsidiaries: Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, S.L., located in Spain, Skechers USA Deutschland GmbH, located in Germany, Skechers USA France S.A.S., located in France, Skechers EDC SPRL, located in Belgium, Skechers USA Benelux B.V., located in the Netherlands, and Skechers USA Italia S.r.l., located in Italy, all with a functional currency of the Euro; Skechers Japan Y.K., located in Japan, with a functional currency of the Japanese Yen and Skechers Footwear (Dongguan) Co., Ltd., located in China, with a functional currency of the Chinese Yuan. Additionally, Skechers S.a.r.l., located in Switzerland, operates with a functional currency of the U.S. Dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.
(4) STOCK COMPENSATION
(a)	Impact of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”)
     On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Previously, the Company had followed Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and accounted for employee stock options at intrinsic value. Accordingly, during the six month period ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line basis. As SFAS 123(R) requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six month period ended June 30, 2006 has been reduced for estimated forfeitures. Stock compensation expense was recorded to general and administrative expenses and was $0.6 million for the three month period ended June 30, 2006 and $1.2 million for the six month period ended June 30, 2006. No stock compensation expense was recorded during the three or six months ended June 30, 2005.
(b)	Equity Incentive Plan
     In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”) for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options and nonvested and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). The number of Class A Common Stock shares authorized for issuance under the plan is 11,215,154. At June 30, 2006, 3,231,067 share awards were available for grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally become exercisable over a four-year graded vesting period and expire ten years from the date of grant. Options exercised result in issuances of common stock.
     Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vesting of nonvested stock in excess of the deferred tax assets attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $2.9 million of excess tax benefits for the six months ended June 30, 2006 have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the six month periods ended June 30, 2006 and 2005 was $12.1 million and $2.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock options and vesting of nonvested shares totaled $5.8 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Earnings for stock-based compensation costs was $0.1 million and $0 million for the six month periods ended June 30, 2006 and 2005, respectively. The impact of SFAS 123(R) stock-based compensation expense was a reduction of $0.01 earnings per basic and diluted share for the three months ended June 30, 2006 and $0.03 earnings per basic and $0.02 per diluted share for the six months ended June 30, 2006, respectively.
(c)	Valuation Assumptions
     We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Six-Months Ended June 30,
	2006	2005
Dividend yield	—	—
Expected volatility	62%	71%
Risk-free interest rate	4.52%	3.90%
Expected life of option (in years)	7	5

     Expected volatility is based on historical share price data. The Company uses historical employee exercise and cancellation data to estimate expected term and forfeiture rates. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant.
     The weighted-average fair value per share of options granted was $12.70 and $8.11 for the six month periods ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised and shares vested was $15.2 million and $1.8 million, respectively, determined as of the date of option exercise.
(d)	Stock-Based Payment Awards
     Shares subject to option under the Equity Incentive Plan were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2005	4,209,437	$10.98
Granted	15,000	19.49
Exercised	(1,179,521)	10.24
Forfeited	(19,220)	10.23

Outstanding at June 30, 2006	3,025,696	$11.31	5.3 years	$38,715,842

Exercisable at June 30, 2006	2,770,196	$11.44	5.1 years	$35,100,172

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.8 million options that were in-the-money at June 30, 2006. As of June 30, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (stock options and nonvested shares) granted under our Equity Incentive

Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the six months ended June 30, 2006 was $0.3 million.
      A summary of the status and changes of our nonvested shares related to our Equity Incentive Plan as of and during the six months ended June 30, 2006 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2005	—	—
Granted	22,000	$16.52
Vested	(4,667)	17.01

Nonvested at June 30, 2006	17,333	$16.38

     The nonvested shares generally vest over a four-year graded vesting period and expire ten years from the date of grant.
(e)	Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)
     Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in our results of operations for the three and six month period ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three-Months Ended	Six-Months Ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$15,917	$26,184
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(523)	(1,021)

Pro forma net earnings — basic	15,394	25,163
Add back interest on 4.50% notes, net of tax	634	1,249

Pro forma net earnings — diluted	$16,028	$26,412

Pro forma net earnings per share:
Basic	$0.39	$0.64
Diluted	0.36	0.60
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
     Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides that a total of 2,781,415 shares of Class A common stock are reserved for issuance under the ESPP. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, is implemented utilizing six month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. The ESPP permits eligible employees to purchase shares of class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of shares purchased under the ESPP is 85% of the lower of the fair market value of the class A common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP.
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
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Basic earnings per share	2006	2005	2006	2005
Net earnings	$17,616	$15,917	$34,214	$26,184
Weighted average common shares outstanding	41,077	39,580	40,687	39,484
Basic earnings per share	$0.43	$0.40	$0.84	$0.66
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings per share	2006	2005	2006	2005
Net earnings	$17,616	$15,917	$34,214	$26,184
After tax effect of interest expense on 4.50% convertible subordinated notes	651	634	1,274	1,249

Earnings for purposes of computing diluted earnings per share	$18,267	$16,551	$35,488	$27,433

Weighted average common shares outstanding	41,077	39,580	40,687	39,484
Dilutive effect of stock options and nonvested shares	1,603	1,074	1,649	1,306
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	3,466	3,466	3,466	3,466

Weighted average common shares outstanding	46,146	44,120	45,802	44,256

Diluted earnings per share	$0.40	$0.38	$0.77	$0.62

     There were no options excluded from the computation for the three month period ended June 30, 2006. Options to purchase 906,250 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three month period ended June 30, 2005. Options to purchase 169,500 and 871,250 shares of Class A common stock were excluded from the computation of diluted earnings per share for the six month periods ended June 30, 2006 and 2005, respectively. The options outstanding that were excluded from the computation of diluted earnings per share were not included because their effect would have been anti-dilutive.

(6) INTANGIBLE ASSETS
     The Company complies with SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives ranging from five to ten years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of June 30, 2006 and December 31, 2005, are as follows (in thousands):

	June 30, 2006	December 31, 2005
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(2,402)	(2,169)

Total Intangible Assets	$898	$1,131

(7) OTHER INCOME (EXPENSE), NET
     Other income (expense), net at June 30, 2006 and 2005 is summarized as follows (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Gain/(Loss) on assets and foreign currency exchange	$16	$(287)	$180	$(378)
Legal settlements	37	83	79	1,725

Total other income (expense), net	$53	$(204)	$259	$1,347

(8) INCOME TAXES
     The Company’s effective tax rates for the second quarter and first six months of 2006 were 35.7% and 37.1%, respectively, compared to the effective tax rates of 37.4% and 38.3% for the second quarter and first six months of 2005, respectively. Income tax expense for the three months ended June 30, 2006 was $9.8 million compared to $9.5 million for the same period in 2005. Income tax expense for the six months ended June 30, 2006 was $20.2 million compared to $16.3 million for the same period in 2005. The tax provision for the six months ended June 30, 2006 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three and six month period ended June 30, 2006 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
(9) SHORT-TERM BORROWINGS
     On May 31, 2006, the Company amended its secured line of credit, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at the borrowers’ request. Borrowings bear interest at the borrowers’ election based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. The Company pays a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the three months ended June 30, 2006; hence, the fixed charge ratio requirement was not applicable at such date. The Company was in compliance with all other covenants of the loan agreement at June 30, 2006.
(10) LITIGATION
     On May 24, 2006, a complaint captioned GLOBAL BRAND MARKETING INC. v. SKECHERS U.S.A., INC. was filed in the United States District Court for the Central District of California. The complaint alleges a claim for design patent infringement, and seeks compensatory and exemplary damages, attorneys’ fees, and injunctive and equitable relief. The Company has responded to the complaint by denying its allegations and filing a counterclaim seeking a declaration of non-infringement and invalidity. While it is too early to predict the outcome of the litigation, the Company believes the suit is without merit and intends to vigorously defend the suit.
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
(11) STOCKHOLDERS’ EQUITY
     Certain Class B stockholders converted 365,000 and 30,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended June 30, 2006 and June 30, 2005, respectively. Certain Class B stockholders converted 865,000 and 30,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the six months ended June 30, 2006 and June 30, 2005, respectively.
(12) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
     In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail. In addition, we report an “All Other” segment, which includes our e-commerce sales and other miscellaneous sales.
Domestic Wholesale – The sale of footwear directly to department stores, specialty and independent retailers throughout the United States.
International Wholesale – The sale of footwear directly to department stores, specialty and independent retailers in Switzerland, the United Kingdom, Germany, France, Spain, Italy, Austria, Ireland, Japan, Canada, and the Benelux Region, and through distributors who sell our footwear to department stores and specialty retail stores across Eastern Europe, Asia, South America, Africa, the Middle East and Australia.
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
     Management evaluates segment performance based primarily on net sales and gross margins. All operating and financing costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Most of the Company’s capital expenditures related to the retail operations, both domestically and internationally, and our corporate headquarters facilities.
     Net Sales, gross profit and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the “All Other” segment on a combined basis were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales
Domestic wholesale	$195,459	$180,827	$374,296	$335,379
International wholesale	36,844	33,871	85,225	81,272
Retail	57,079	47,632	104,949	90,658
All other	2,801	1,598	5,278	2,838

Total	$292,183	$263,928	$569,748	$510,147

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross Profit
Domestic wholesale	$78,977	$68,450	$147,844	$123,186
International wholesale	13,126	11,828	31,894	31,483
Retail	37,187	30,435	66,737	55,860
All other	1,445	823	2,635	1,443

Total	$130,735	$111,536	$249,110	$211,972

	June 30, 2006	December 31, 2005
Identifiable Assets
Domestic wholesale	$499,725	$417,859
International wholesale	107,970	95,285
Retail	64,782	68,649
All other	119	164

Total	$672,596	$581,957

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales (1)
United States	$250,203	$225,961	$476,109	$421,409
Canada	5,994	4,929	12,077	9,679
Other International (2)	35,986	33,038	81,562	79,059

Total	$292,183	$263,928	$569,748	$510,147

	June 30, 2006	December 31, 2005
Long-Lived Assets
United States	$69,274	$63,840
Canada	717	717
Other International (2)	7,728	8,388

Total	$77,719	$72,945

(1)	The Company has subsidiaries in Canada, the United Kingdom, Germany, France, Spain, Italy, Netherlands, China, and Japan that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other International consists of Switzerland, the United Kingdom, Germany, France, Spain, Italy, Netherlands, and Japan.
(13) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $161.9 million and $103.9 million before allowances for bad debts, sales returns and chargebacks at June 30, 2006 and December 31, 2005, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $38.4 million and $37.9 million before allowance for bad debts, sales returns and chargebacks at June 30, 2006 and December 31, 2005, respectively. The Company provided for potential credit losses of $1.9 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively and credit losses of $4.9 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively.
     Net sales to customers in the U.S. exceeded 80% of total net sales for the three and six months ended June 30, 2006 and 2005. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets which totaled $118.8 million and $106.1 million at June 30, 2006 and December 31, 2005, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 26.8% and 29.3% of total net sales for the three months ended June 30, 2006 and 2005, respectively. The Company’s net sales to its five largest customers accounted for approximately 24.7% and 26.7% of total net sales for the six months ended June 30, 2006 and 2005, respectively. No customer accounted for more than 10% of our net sales during the three and six months ended June 30, 2006 and 2005, respectively. One customer accounted for 12.5% and 11.2% of our outstanding accounts receivable balance at June 30, 2006 and June 30, 2005, respectively.
     The Company’s top five manufacturers produced approximately 70.6% and 65.1% of our total purchases for the three months ended June 30, 2006 and 2005, respectively. One manufacturer accounted for 33.3% and 33.7% of total purchases for the three months ended June 30, 2006 and 2005, respectively. A second manufacturer accounted for 10.1% and 10.3% of total purchases for the three months ended June 30, 2006 and 2005, respectively. The Company’s top five manufacturers produced approximately 68.1% and 63.8% of our total purchases for the six months ended June 30, 2006 and 2005, respectively. One manufacturer accounted for 29.4% and 31.3% of total purchases for the six months ended June 30, 2006 and 2005, respectively. A second manufacturer accounted for 12.6% and 12.3% of total purchases for the six months ended June 30, 2006 and 2005, respectively.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
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
     This quarterly report on Form 10-Q may contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements of our company, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of our company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with recent corporate governance legislation including the Sarbanes-Oxley Act of 2002; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in this report and other reports that we filed with the United States Securities and Exchange Commission (“the SEC”).
     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Moreover, reported results shall not be considered an indication of our company’s future performance. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
FINANCIAL OVERVIEW
     We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “all other” segment, which includes our e-commerce sales and other miscellaneous sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Domestic wholesale segment net sales comprised 65.7% and 65.7% of total net sales for the six months ended June 30, 2006 and 2005, respectively. International wholesale sales, retail sales, and all other sales which includes e-commerce sales comprised 15.0%, 18.4%, and 0.9%, respectively, for the six months ended June 30, 2006 and 15.9%, 17.8%, and 0.6%, respectively, for the six months ended June 30, 2005. Net earnings for the six month period ended June 30, 2006 was $34.2 million, or $0.77 earnings per diluted share, which includes the impact of SFAS 123(R) stock-based compensation expense of $0.02 earnings per diluted share.
     As of June 30, 2006, we had 124 domestic retail stores and 12 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the second quarter of 2006, we opened three domestic concept stores and one domestic outlet store while closing one domestic concept store and one domestic outlet store. As we identify new opportunities in our retail business, we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets. We expect to open an additional 10 to 15 domestic stores by December 31, 2006. In addition, we anticipate opening one new international store by December 31, 2006. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     Our retail sales achieve higher gross margins as a percentage of net sales than our wholesale sales. Cost of sales includes the cost of footwear purchased from our manufacturers, royalty payments, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), brokers’ fees and storage costs. As such, our gross margins may not be comparable to some of our competitors since we include expenses related to our distribution network in general and administrative expenses, whereas some of our competitors include expenses of this type in cost of sales.
     Selling expenses. Selling expense consist primarily of the following accounts: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and costs associated with catalog production and distribution.
     General and administrative expenses. General and administrative expenses consist primarily of the following accounts: salaries, wages and related taxes and various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, professional fees related to both legal and accounting, insurance, and depreciation and amortization, and expenses related to our domestic and European distribution centers which are included in general and administrative expenses and are not allocated to segments.

RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2006		2005		2006		2005
Net sales	$292,183	100.0%	$263,928	100.0%	$569,748	100.0%	$510,147	100.0%
Cost of sales	161,448	55.3	152,392	57.7	320,638	56.3	298,175	58.4

Gross profit	130,735	44.7	111,536	42.3	249,110	43.7	211,972	41.6
Royalty income	559	0.2	1,990	0.7	1,553	0.3	3,074	0.6

	131,294	44.9	113,526	43.0	250,663	44.0	215,046	42.2

Operating expenses:
Selling	31,061	10.6	20,973	7.9	51,248	9.0	39,146	7.7
General and administrative	72,803	24.9	65,282	24.8	144,736	25.4	131,612	25.8

	103,864	35.5	86,255	32.7	195,984	34.4	170,758	33.5

Earnings from operations	27,430	9.4	27,271	10.3	54,679	9.6	44,288	8.7
Interest expense, net	(85)	—	(1,627)	(0.6)	(544)	(0.1)	(3,197)	(0.6)
Other, net	53	—	(204)	(0.1)	259	—	1,347	0.2

Earnings before income taxes	27,398	9.4	25,440	9.6	54,394	9.5	42,438	8.3
Income taxes	9,782	3.4	9,523	3.6	20,180	3.5	16,254	3.2

Net earnings	$17,616	6.0%	$15,917	6.0%	$34,214	6.0%	$26,184	5.1%

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
Net sales
     Net sales for the three months ended June 30, 2006 were $292.2 million, an increase of $28.3 million, or 10.7%, over net sales of $263.9 million for the three months ended June 30, 2005. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product, increased wholesale sales and growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases (i.e. stores open for at least one year). Our domestic wholesale net sales increased $14.7 million to $195.5 million for the three months ended June 30, 2006, from $180.8 million for the three months ended June 30, 2005. The average selling price per pair within the domestic wholesale segment increased to $19.53 per pair for the three months ended June 30, 2006 from $18.75 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 4.6% unit sales volume increase to 10.1 million pairs from 9.6 million pairs for the same period in 2005. The increase in average selling price per pair was due to stronger sales of in-season denim friendly sport fusion and casual products and broader acceptance of our fashion and street brands. This higher level of net sales was achieved by redeveloping many of our existing lines, focusing on updating proven styles as well as developing new styles, and the previous launch of three new brands, including the Mark Ecko Footwear and 310 Motoring lines, which have continued to experience increased door counts and strong sales growth impacting overall net sales. We saw the strongest improvements in our Women’s Active line and our Women’s USA line.
     Our retail segment net sales increased $9.5 million to $57.1 million for the three months ended June 30, 2006, a 19.8% increase over sales of $47.6 million for the same period in 2005. Our domestic retail sales increased $8.4 million to $51.9 million for the three months ended June 30, 2006, from $43.5 million for the three months ended June 30, 2005. The increase in retail sales was due to positive domestic and international comparable store sales across all three store formats and an increased domestic store base of 11 stores over the prior year period. We opened three domestic concept stores and one domestic outlet store and closed one domestic concept store and one domestic outlet store during the three months ended June 30, 2006. For the three months ended June 30, 2006, we realized substantial comparable store sales increases ranging from an increase of 8.3% in our domestic concept stores comparable sales to an increase of 16.73% in our domestic warehouse stores comparable sales. Our international retail sales increased $1.0 million, or 25.4% for the three months ended June 30, 2006 compared to the same period last year primarily due to increased comparable sales.
     Our international wholesale segment net sales increased $2.9 million, or 8.8%, to $36.8 million for the three months ended June 30, 2006, compared to $33.9 million for the three months ended June 30, 2005. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Our international distributor sales increased $1.6 million to $20.3 million for the three months ended June 30, 2006, an 8.2% increase over sales of $18.7 million for the three months ended June 30, 2005. Our international direct subsidiary sales, which are in Western Europe and Canada, increased $1.4 million to $16.6 million for the three months ended June 30, 2006, a 9.5% increase over sales of $15.2 million for the three months ended June 30, 2005.
     Our e-commerce sales were $2.8 million for the three months ended June 30, 2006 compared to sales of $1.6 million for the same period in 2005. Our e-commerce sales made up less than 1% of our consolidated net sales in both the three months ended June 30, 2006 and June 30, 2005.
     We currently anticipate that net sales for the three months ending September 30, 2006 will be in the range of $310.0 million to $320.0 million.
Gross profit
     Gross profit for the three months ended June 30, 2006 increased $19.2 million to $130.7 million as compared to $111.5 million for the three months ended June 30, 2005. Gross profit as a percentage of net sales, or gross margin, increased to 44.7% for the three months ended June 30, 2006, compared to 42.3% for the same three months in 2005. The gross margin increase was the result of increased domestic wholesale margins, increased retail margins and increased international wholesale subsidiary margins.
     Domestic wholesale gross margins increased to 40.4% for the three months ended June 30, 2006, compared to 37.9% for the same period last year, which was primarily due to broader acceptance of our existing designs and styles as well as a lower volume of markdown merchandise. Domestic wholesale gross profit increased $10.5 million, or 15.4%, to $79.0 million for the three months ended June 30, 2006 compared to $68.5 million in the same period in 2005. We realized higher margins within our Women’s Active, Women’s USA, Mark Ecko, Rhino Red, and 310 Motoring lines during the second quarter of 2006 as compared to the same period last year.
     Gross profit for our retail segment increased $6.8 million, or 22.2%, to $37.2 million for the three months ended June 30, 2006 as compared to $30.4 million for the same period last year. This increase in gross profit was due to increased margins and positive comparable store sales and an increased store count of 11 stores from the same period a year ago. Gross margins increased to 65.2% for the three months ended June 30, 2006 as compared to 63.9% for the same period in 2005. The increase in gross margins was primarily due to better acceptance of our existing designs and styles.
     Gross profit for our international wholesale segment for the three months ended June 30, 2006 was $13.1 million, an increase of $1.3 million compared to $11.8 million for the same period in 2005. Gross margins were 35.6% for the three months ended June 30, 2006 compared to 34.9% for the same period in 2005. The increase in gross margins for our international wholesale sales was primarily due to increased distributor margins due to better acceptance of our existing designs and styles. Gross margins for our foreign distributor sales increased to 30.1% for the three months ended June 30, 2006 compared to 28.9% for the same period in 2005. Gross margins for our foreign direct subsidiary sales were 42.4% for both the three months ended June 30, 2006 and three months ended June 30, 2005.

Licensing
     For the three months ended June 30, 2006, we recognized royalty income of $0.6 million compared to $2.0 million during the same period in 2005. The decrease in royalty income was the result of lower sales of our licensed products with our existing licensing agreements.
Selling expenses
     Selling expenses for the three months ended June 30, 2006 were $31.1 million, an increase of $10.1 million or 48.1%, compared to $21.0 million for the same period in 2005. As a percentage of net sales, selling expenses were 10.6% and 7.9% for the three months ended June 30, 2006 and 2005, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $8.1 million relating to increased television and media advertising, higher sales commissions of $1.2 million due to higher sales and increased trade show expenses of $0.9 million.
     We anticipate our advertising and related expenses to be approximately 8% to 10% of sales in 2006 as we are increasing our marketing efforts with product intensive ads, new campaigns and celebrity endorsements. We currently anticipate that trade show expenses for the three months ending September 30, 2006 will be higher than those incurred during the three months ended June 30, 2006 because the largest trade shows where we exhibit, WSA in Las Vegas as well as certain international trade shows, take place during the third quarter.
General and administrative expenses
     General and administrative expenses for the three months ended June 30, 2006 were $72.8 million, an increase of $7.5 million, or 11.5%, compared to $65.3 million for the same period in 2005. General and administrative expenses as a percent of sales increased to 24.9% for the three months ended June 30, 2006 from 24.8% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $3.8 million, increased stock compensation costs of $0.6 million following the adoption of SFAS 123(R) in January 2006, and increased outside services of $1.3 million. The increase in salaries and wages was due to increased personnel necessary to support increased sales volumes, new product lines, and the opening of 11 additional retail stores from the same period a year ago. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, totaled $18.6 million for the three months ended June 30, 2006 as compared to $17.5 million for the same period last year.
Interest income
     Interest income for the three months ended June 30, 2006 increased $2.1 million to $2.3 million compared to $0.2 million for the same period in 2005. The increase in interest income resulted from higher interest rates and higher average cash investment balances during the second quarter of 2006 when compared to the same period in 2005.
Interest expense
     Interest expense for the three months ended June 30, 2006 increased $0.5 million to $2.3 million compared to $1.8 million for the same period in 2005. Interest expense is incurred on our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations, and interest on amounts owed to our foreign manufacturers. The increase in interest expense was primarily due to increased purchases from our foreign manufacturers.

Other income (expense)
     Other income, net increased $0.3 million to $0.1 million for three months ended June 30, 2006 compared to expense of $0.2 million for the three months ended June 30, 2005. The increase in other income was due to foreign exchange gains.
Income taxes
     The effective tax rate for the three months ended June 30, 2006 was 35.7% compared to 37.4% for the same period in 2005. Income tax expense for the three months ended June 30, 2006 was $9.8 million compared to $9.5 million for the same period in 2005. The tax provision for the three months ended June 30, 2006 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three months ended June 30, 2006 was lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
Net sales
     Net sales for the six months ended June 30, 2006 were $569.7 million, an increase of $59.6 million, or 11.7%, over net sales of $510.1 million for the six months ended June 30, 2005. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product, increased wholesale sales, and growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases (i.e. stores open for at least one year). Our domestic wholesale net sales increased $38.9 million to $374.3 million for the six months ended June 30, 2006, from $335.4 million for the six months ended June 30, 2005. The average selling price per pair within the domestic wholesale segment increased to $18.52 per pair for the six months ended June 30, 2006 from $17.70 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 7.3% unit sales volume increase to 20.3 million pairs from 18.9 million pairs for the same period in 2005. The increase in average selling price per pair was due to stronger sales of in-season denim friendly sport fusion and casual products and broader acceptance of our fashion and street brands. This higher level of net sales was achieved by redeveloping many of our existing lines, focusing on updating proven styles as well as developing new styles, and the previous launch of three new brands, including the Mark Ecko Footwear and 310 Motoring lines, which have continued to experience increased door counts and strong sales growth impacting overall net sales. We saw the strongest improvements in our Women’s Active line, Women’s USA line and Men’s USA lines.
     Our retail segment net sales increased $14.2 million to $104.9 million for the six months ended June 30, 2006, a 15.8% increase over sales of $90.7 million for the same period in 2005. Our domestic retail sales increased $13.3 million to $96.5 million for the six months ended June 30, 2006, from $83.2 million for the six months ended June 30, 2005. The increase in retail sales was due to positive domestic comparable store sales across all three store formats and an increased domestic store base of 11 stores over the prior year period. We opened three domestic concept stores and two domestic outlet stores and closed one domestic concept store and one domestic outlet store during the six months ended June 30, 2006. For the six months ended June 30, 2006, we realized substantial comparable store sales increases ranging from an increase of 6.8% in our domestic concept stores comparable sales to an increase of 13.0% in our domestic outlet stores comparable sales. Our international retail sales increased $0.9 million, or 12.7% for the six months ended June 30, 2006 compared to the same period last year primarily due to increased comparable sales.
     Our international wholesale segment net sales increased $3.9 million, or 4.9%, to $85.2 million for the six months ended June 30, 2006, compared to $81.3 million for the six months ended June 30, 2005. Our international distributor sales increased $3.5 million to $37.7 million for the six months ended June 30, 2006, a 10.2% increase over sales of $34.2 million for the six months ended June 30, 2005. This was primarily due to increased sales into Israel, Russia, and Philippines. Our international direct subsidiary sales increased $0.4 million to $47.5 million for the six months ended June 30, 2006, from $47.1 million for the six months ended June 30, 2005. The increase in direct subsidiary sales was primarily due to increased sales in Canada, partially offset by decreased sales in the United Kingdom.
     Our e-commerce sales were $5.3 million for the six months ended June 30, 2006 compared to sales of $2.8 million for the same period in 2005. Our e-commerce sales made up less than 1% of our consolidated net sales in both the six months ended June 30, 2006 and June 30, 2005.
Gross profit
     Gross profit for the six months ended June 30, 2006 increased $37.1 million to $249.1 million as compared to $212.0 million for the six months ended June 30, 2005. Gross margins increased to 43.7% for the six months ended June 30, 2006, compared to 41.6% for the same six months in 2005. The gross margins increase was the result of increased domestic wholesale margins and increased retail margins, partially offset by reduced international wholesale distributor margins. Domestic wholesale gross margins increased to 39.5% for the six months ended June 30, 2006, compared to 36.7% for the same period last year, which was primarily due to broader acceptance of our existing designs and styles as well as a lower volume of markdown merchandise. Domestic wholesale gross profit increased $24.6 million, or 20.0%, to $147.8 million for the six months ended June 30, 2006 compared to $123.2 million in the same period in 2005. We realized higher margins within our Women’s Active, Boys, Mark Ecko, Rhino Red, and 310 Motoring lines during the first six months of 2006 as compared to the same period last year.
     Gross profit for our retail segment increased $10.8 million, or 19.5%, to $66.7 million for the six months ended June 30, 2006 as compared to $55.9 million for the same period last year. This increase in gross profit was due to increased domestic and international margins and positive domestic comparable store sales and an increased store count of 11 stores from the same period a year ago. Gross margins increased to 63.6% for the six months ended June 30, 2006 as compared to 61.6% for the same period in 2005. The increase in gross margins was primarily due to better acceptance of our existing designs and styles.
     Gross profit for our international wholesale segment for the six months ended June 30, 2006 was $31.9 million, an increase of $0.4 million compared to $31.5 million for the same period in 2005. Gross margins were 37.4% for the six months ended June 30, 2006 compared to 38.7% for the same period in 2005. The decrease in gross margins for our international wholesale sales was primarily due to increased sales through our distributors. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our foreign distributors. Gross margins for our foreign distributor sales decreased to 28.9% for the six months ended June 30, 2006 compared to 31.9% for the same period in 2005. The decrease was primarily due to adverse economic conditions which caused increased customer discounts and allowances which reduced average selling prices and reduced our margins. Gross margins for our foreign direct subsidiary sales increased to 44.2% for the six months ended June 30, 2006 compared to 43.7% for the same period last year.
Licensing
     For the six months ended June 30, 2006, we recognized royalty income of $1.6 million compared to $3.1 million during the same period in 2005. The decrease in royalty income was the result of lower sales of our licensed products with our existing licensing agreements.
Selling expenses
     Selling expenses for the six months ended June 30, 2006 were $51.2 million, an increase of $12.1 million or 30.9%, compared to $39.1 million for the same period in 2005. As a percentage of net sales, selling expenses were 9.0% and 7.7% for the six months ended June 30, 2006 and 2005, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $9.8 million relating to increased television and media advertising, higher sales commissions of $1.1 million due to higher sales and increased trade show expenses of $1.2 million.
General and administrative expenses
     General and administrative expenses for the six months ended June 30, 2006 were $144.7 million, an increase of $13.1 million, or 10.0%, compared to $131.6 million for the same period in 2005. General and administrative expenses as a percent of sales decreased to 25.4% for the six months ended June 30, 2006 from 25.8% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $7.0 million, increased stock compensation costs of $1.2 million due to the adoption of SFAS 123(R) in January 2006, increased rent expense of $1.8 million, and increased outside services of $1.8 million. The increase in salaries and wages was due to increased personnel necessary to support increased sales volumes, new product lines, and the opening of 11 additional retail stores from the same period a year ago. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, totaled $37.4 million for the six months ended June 30, 2006 as compared to $36.8 million for the same period last year.
Interest income
     Interest income for the six months ended June 30, 2006 increased $3.6 million to $4.1 million compared to $0.5 million for the same period in 2005. The increase in interest income resulted from higher interest rates and higher average cash investment balances during the first six months of 2006 when compared to the same period in 2005.
Interest expense
     Interest expense for the six months ended June 30, 2006 increased $0.9 million to $4.6 million compared to $3.7 million for the same period in 2005. The increase in interest expense was due to increased purchases from our foreign manufacturers.
Other income (expense)
     Other income, net decreased $1.0 million to $0.3 million for six months ended June 30, 2006 compared to income of $1.3 million for the six months ended June 30, 2005. The decrease in other income was due to the settlement of various lawsuits for $1.7 million during the six months ended June 30, 2005 which was offset by increased foreign exchange gains of $0.5 million.
Income taxes
     The effective tax rate for the six months ended June 30, 2006 was 37.1% compared to 38.3% for the same period in 2005. Income tax expense for the six months ended June 30, 2006 was $20.2 million compared to $16.3 million for the same period in 2005. The tax provision for the six months ended June 30, 2006 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the six months ended June 30, 2006 was lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at June 30, 2006 was $324.4 million, a decrease of $36.8 million from working capital of $361.2 million at December 31, 2005. This decrease was primarily due to the reclassification of our $90.0 million convertible notes from long-term debt to a current liability, as they are due in April 2007. Cash and cash equivalents at June 30, 2006 were $204.5 million compared to $197.0 million at December 31, 2005. The increase in cash and cash equivalents during the six months ended June 30, 2006 was primarily the result of our net earnings of $34.2 million, increased payables of $43.3 million, and net proceeds from stock issuances of $13.2, million which was partially offset by higher receivable balances of $57.4 million and an increased inventory balance of $20.0 million.
     During the six months ended June 30, 2006, net cash provided by operating activities was $3.5 million compared to cash provided by operating activities of $20.0 million for the same period in 2005. The decrease in our operating cash flows for the six months ended June 30, 2006, was primarily the result of a larger increase in inventories and a larger decrease in accrued expenses and a smaller increase in accounts payable balances.
     Net cash used by investing activities was $12.5 million during the six months ended June 30, 2006, compared to $7.4 million in the same period last year. Capital expenditures for the six months were approximately $12.5 million, which primarily consisted of the construction of our new corporate headquarters and new store openings and remodels. This was compared to $7.4 million in the prior year which primarily consisted of new store openings and remodels and warehouse equipment upgrades. During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $7.0 million was incurred as of June 30, 2006. We expect the building to be completed during fiscal 2007. We expect capital expenditures for the full year to be $25 million to $30 million of which $15 million will be related to the new corporate office building. This includes opening an additional 10 to 15 domestic retail stores and one international retail store by December 31, 2006, minor capital improvements at our distribution centers and investments in information technology. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows, current cash on hand and/or available lines of credit.
     Net cash provided by financing activities was $15.6 million during the six months ended June 30, 2006, compared to net cash provided by financing activities of $1.9 million during the same period in 2005. The increase in cash provided from financing activities was due to higher proceeds from the exercise of stock options when compared to the same period in 2005 and $2.9 million of excess tax benefits from stock-based compensation that was recorded to operating activities prior to the adoption of SFAS 123(R) on January 1, 2006.
     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. Interest on the notes is paid semi-annually in April and October of each year. Discount and issuance costs of approximately $3.4 million are being amortized to interest expense over the term of the notes. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The conversion rate is subject to adjustment. The notes are subject to optional redemption at the option of our company, in whole or in part at 100.90% of the principal amount until they are due. We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, and cash on hand will be sufficient to provide us with the liquidity necessary to repay these notes. The notes are unsecured and subordinated to our present and future senior debt as well as indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness.
     In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have additional debt of $17.8 million outstanding at June 30, 2006. This debt consists of the following at June 30, 2006:
•	Note payable for $7.4 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $9.9 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $0.5 million for material handling equipment at our European distribution center, which is secured by the equipment.
     Some of these debt agreements contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At June 30, 2006, we were in compliance with all of the covenants related to our debt.
     On May 31, 2006, our company amended our secured line of credit which permits our company and certain of our subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at the borrowers’ request. Borrowings bear interest at the borrowers’ election based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. We pay a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the three months ended June 30, 2006; hence, the fixed charge ratio requirement was not applicable at such date. We were in compliance with all other covenants of the loan agreement at June 30, 2006.
     We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash on hand, proceeds from the issuance of the notes and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through 2006. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of June 30, 2006:

	Payments Due by Period (In thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Short-term obligations (1)	$94,050	$94,050	—	—	—
Other long-term debt	23,756	892	$3,566	$3,566	$15,732
Capital lease obligations	628	412	216	—	—
Operating lease obligations (2)	219,804	36,467	61,979	41,569	79,789
Purchase obligations (3)	217,308	217,308	—	—	—
Construction contract (4)	11,904	11,904	—	—	—
Minimum payments related to our licensing arrangements	8,970	4,435	2,295	2,240	—
Financed insurance premiums	1,310	1,310	—	—	—

	$577,730	$366,778	$68,056	$47,375	$95,521

(1)	The short-term debt consists of our 4.50% convertible notes due April 15, 2007 and related interest payments due in April and October of each year unless converted into our Class A Common Stock as provided for in the indenture.

(2)	Operating lease commitments consist primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at June 30, 2006.

(3)	Purchase obligations include the following: (i) accounts payable balances for the purchase footwear of $97.4 million, (ii) outstanding letters credit of $6.1 million and (iii) open purchase commitments with our foreign manufacturers for $113.8 million. We currently expect to fund these commitments with cash flows from operations and/or cash on hand.

(4)	During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $7.0 million was incurred at June 30, 2006. We expect the building to be completed during fiscal 2007.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the Company’s critical accounting policies please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006.
     Stock-based compensation. Beginning on January 1, 2006, we implemented and adopted a new critical accounting policy, Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires us to recognize compensation for stock options, nonvested shares and ESPP shares at fair value. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly stock-based compensation expense may differ materially in the future from that recorded in the current period. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and six month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact of the adoption is discussed in note 4 to the Condensed Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
     FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our annual effective rate. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.
     FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We adopted this statement on January 1, 2006. The adoption of SFAS 154 did not have a significant impact on our financial position or results of operations.
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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. Exchange rate fluctuations did not have a material impact on our inventory costs in 2004, 2005 or the six months ended June 30, 2006. We do not engage in hedging activities with respect to such exchange rate risk.
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
     Interest rate fluctuations. At June 30, 2006, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on a variable rate of interest, and changes in interest rates will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, Netherlands and Japan. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the six months ended June 30, 2006 and 2005, the fluctuation of foreign currencies resulted in a foreign currency translation gain of $2.9 million and loss of $4.3 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2006 would have reduced the values of our net investments by approximately $2.4 million.
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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that such information is accumulated and communicated to our company’s management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to our company that is required to be included in our periodic reports filed with the SEC under the Exchange Act.
CHANGES IN INTERNAL CONTROL
     There were no changes in our internal control over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 24, 2006, a complaint captioned GLOBAL BRAND MARKETING INC. v. SKECHERS U.S.A., INC. was filed in the United States District Court for the Central District of California. The complaint alleges a claim for design patent infringement, and seeks compensatory and exemplary damages, attorneys’ fees, and injunctive and equitable relief. We have responded to the complaint by denying its allegations and filing a counterclaim seeking a declaration of non-infringement and invalidity. While it is too early to predict the outcome of the litigation, we believe the suit is without merit and intends to vigorously defend the suit.
     We have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements or results of operations. We occasionally become involved in litigation arising from the normal course of business, and management is unable to determine the extent of any liability that may arise from unanticipated future litigation.

ITEM 1A. RISK FACTORS
     The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and should be read in conjunction with the risk factors and other information disclosed in our 2005 annual report that could have a material effect on our business, financial condition and results of operations.
The Potential Imposition Of Additional Duties, Tariffs And Other Trade Restrictions, Including The European Union’s Anti-Dumping Duties On Leather Footwear Made In China And Vietnam, Could Have An Adverse Impact On Our Sales And Profitability.
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
     Following the phase-out at the beginning of 2005 of quotas that had been imposed by the EU since 1994 on the import of certain types of footwear manufactured in China, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia and Thailand, there has been renewed pressure from the EU footwear manufacturing industry to re-impose some level of trade protection on imported footwear from China, India, Vietnam and other exporting countries. In mid-2005, the EU Trade Commission initiated an anti-dumping investigation into leather footwear imported from China and Vietnam. Provisional anti-dumping measures have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates progressing to 19.4% and 16.8%, respectively, by September 2006 for certain leather footwear. Along with other major footwear manufacturers, we have been actively participating as respondents in this investigation and are taking the position that certain categories of footwear should not be within the product scope of this investigation and do not meet the legal requirements of injury and price in an anti-dumping investigation, as part of our efforts to minimize any adverse financial impact on our results of operations in 2006 and beyond. Final measures are being considered by the European Commission and the final outcome of these investigations is uncertain. We believe that our major competitors stand in much the same position of risk regarding these potential trade measures.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the six months ended June 30, 2006 and June 30, 2005, our net sales to our five largest customers accounted for approximately 24.7% and 26.7% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2006 and 2005, respectively. One customer accounted for 12.5% and 11.2% of our outstanding accounts receivable balance at June 30, 2006 and June 30, 2005, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivable of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2006 and June 30, 2005, the top five manufacturers of our manufactured products produced approximately 68.1% and 63.8% of our total purchases, respectively. One manufacturer accounted for 29.4% of total purchases for the six months ended June 30, 2006 and the same manufacturer accounted for 31.3% of total purchases for the six months ended June 30, 2005. A second manufacturer accounted for 12.6% of our total purchases during the six months ended June 30, 2006 and the same manufacturer accounted for 12.3% of total purchases for the six months ended June 30, 2005. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of June 30, 2006, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 74.4% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2006, Mr. Greenberg beneficially owned approximately 64.0% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 85.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 19, 2006, our company held its annual meeting of stockholders. The following matters were voted on at the meeting: the election of two members to the Board of Directors, the approval of our 2006 Annual Incentive Compensation Plan and the ratification of KPMG LLP as our company’s independent registered public accounting firm for fiscal 2006.
The results of the voting on these matters are set forth as follows:

Proposal	Votes For	Against/Withheld	Abstentions
Proposal No. 1 –
Election of Director Nominees
Robert Greenberg	172,604,422	10,117,718	—
Morton D. Erlich	181,155,949	1,566,191	—

Proposal No. 2 –
Approval of 2006 Annual Incentive Compensation Plan	181,076,216	1,641,321	4,601

Proposal No. 3 –
Ratification of KPMG LLP as Independent Registered Public Accounting Firm for Fiscal 2006	182,606,959	111,612	3,568
     The following directors did not stand for election and continue to serve as directors of our company: Michael Greenberg, David Weinberg, Jeffrey Greenberg, Geyer Kosinski and Richard Siskind.
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

Date: August 9, 2006	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)