Form 10-Q
period 2006-09-30
SKECHERS USA INC
filed 2006-11-09
CIK 1065837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☐      No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 2, 2006: 26,317,757.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 2, 2006: 15,196,189.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$156,798	$197,007
Short term investments	48,074	—
Trade accounts receivable, less allowances of $11,739 in 2006 and $7,196 in 2005	172,452	134,600
Other receivables	5,771	6,888

Total receivables	178,223	141,488

Inventories	177,247	136,171
Prepaid expenses and other current assets	22,432	11,628
Deferred tax assets	5,755	5,755

Total current assets	588,529	492,049

Property and equipment, at cost, less accumulated depreciation and amortization	82,000	72,945
Intangible assets, less accumulated amortization	770	1,131
Deferred tax assets	9,337	9,337
Other assets, at cost	5,763	6,495

TOTAL ASSETS	$686,399	$581,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
4.50% convertible subordinated notes	$90,000	$—
Current installments of long-term borrowings	729	1,040
Accounts payable	141,239	108,395
Accrued expenses	13,062	21,404

Total current liabilities	245,030	130,839

4.50% convertible subordinated notes	—	90,000
Long-term borrowings, excluding current installments	16,839	17,288

Total liabilities	261,869	238,127

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 25,563 and 23,382 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	25	23
Class B Common Stock, $.001 par value; 60,000 shares authorized; 15,786 and 16,651 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	16	17
Additional paid-in capital	147,656	126,274
Accumulated other comprehensive income	9,943	7,039
Retained earnings	266,890	210,477

Total stockholders’ equity	424,530	343,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$686,399	$581,957

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Net sales	$331,126	$272,836	$900,874	$782,983
Cost of sales	184,823	157,363	505,461	455,538

Gross profit	146,303	115,473	395,413	327,445
Royalty income	1,359	1,998	2,912	5,072

	147,662	117,471	398,325	332,517

Operating expenses:
Selling	35,703	27,190	86,951	66,336
General and administrative	77,476	68,840	222,212	200,452

	113,179	96,030	309,163	266,788

Earnings from operations	34,483	21,441	89,162	65,729

Other income (expense):
Interest income	2,109	1,149	6,179	2,798
Interest expense	(2,361)	(2,061)	(6,975)	(6,907)
Other, net	69	251	328	1,598

	(183)	(661)	(468)	(2,511)

Earnings before income taxes	34,300	20,780	88,694	63,218
Income tax expense	12,101	8,148	32,281	24,402

Net earnings	$22,199	$12,632	$56,413	$38,816

Net earnings per share:
Basic	$0.54	$0.32	$1.38	$0.98

Diluted	$0.49	$0.30	$1.27	$0.92

Weighted average shares:
Basic	41,316	39,822	40,897	39,596

Diluted	46,199	44,845	45,936	44,459

Comprehensive income:
Net earnings	$22,199	$12,632	$56,413	$38,816
Foreign currency translation adjustment, net of tax	(26)	183	2,904	(4,109)

Total comprehensive income	$22,173	$12,815	$59,317	$34,707

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$56,413	$38,816
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,280	15,700
Amortization of deferred financing costs	574	574
Amortization of intangible assets	378	393
Provision for bad debts and returns	5,261	3,430
Stock-based compensation	1,608	—
Tax benefits from stock-based compensation	3,054	1,482
Loss on disposal of equipment	71	93
(Increase) decrease in assets:
Receivables	(41,075)	(17,503)
Inventories	(40,845)	17,139
Prepaid expenses and other current assets	(10,701)	(45)
Other assets	473	(2,683)
Increase (decrease) in liabilities:
Accounts payable	31,436	(2,028)
Accrued expenses	(8,433)	(1,668)

Net cash provided by operating activities	10,494	53,700

Cash flows used in investing activities:
Purchases of short-term investments	(48,074)	—
Capital expenditures	(19,593)	(10,498)

Net cash used in investing activities	(67,667)	(10,498)

Cash flows from financing activities:
Net proceeds from the sales of stock through employee stock purchase plan and the exercise of stock options	13,668	5,902
Excess tax benefits from stock-based compensation	3,054	—
Payments on long-term debt	(809)	(2,369)

Net cash provided by financing activities	15,913	3,533

Net increase (decrease) in cash and cash equivalents	(41,260)	46,735
Effect of exchange rates on cash and cash equivalents	1,051	(1,787)
Cash and cash equivalents at beginning of the period	197,007	137,653

Cash and cash equivalents at end of the period	$156,798	$182,601

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$5,554	$5,472
Income taxes	41,428	22,461

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     No Class A common stock was issued to the Company’s 401(k) plan during the nine months ended September 30, 2006. The Company issued 59,203 shares of Class A common stock to the Company’s 401(k) plan with a value of approximately $767,000 for the nine months ended September 30, 2005.
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
     Sales of footwear products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters. We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.
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
(2) SHORT-TERM INVESTMENTS
     We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Highly liquid investments with maturities beyond one year may also be classified as short-term based on their liquidity and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments consist of auction rate securities and corporate and municipal debt securities. Auction rate securities have an underlying long-term maturity; however, they are traded and interest rates reset through a modified Dutch auction at predetermined short-term intervals of, usually 7, 28, or 35 days, which makes them highly liquid by nature. Corporate and municipal debt securities typically have maturities or interest rate resets of less than 180 days. Fair market values of short-term investments are based on quoted market prices. These securities are considered available-for-sale and recorded on the Company’s books at fair market value, with the unrealized gains and losses, net of tax, included in shareholders’ equity.
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
     Royalty income is earned under licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were, which is used to calculate and accrue the related royalties based on the terms of the agreement.
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
(5) STOCK COMPENSATION
(a)	Impact of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”)
     On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Previously, the Company had followed Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and accounted for employee stock options at intrinsic value. Accordingly, during the nine month period ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the grant date fair value using the Black-Scholes valuation model. For these awards, we have recognized compensation expense on a straight-line basis. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine month period ended September 30, 2006 has been reduced for estimated forfeitures. Stock compensation expense was recorded to general and administrative expenses and was $0.4 million for the three month period ended September 30, 2006 and $1.6 million for the nine month period ended September 30, 2006. No stock compensation expense was recorded during the three or nine months ended September 30, 2005.
(b)	Equity Incentive Plan
     In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”) for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options and nonvested and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). The number of Class A Common Stock shares authorized for issuance under the plan is 11,215,154. At September 30, 2006, 3,235,523 share awards were available for grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally become exercisable over a four-year graded vesting period and expire ten years from the date of grant. Options exercised result in issuances of common stock.
     Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized from tax deductions for exercised options and vesting of nonvested stock in excess of the deferred tax assets attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $3.1 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow. Cash received from stock option exercises for the nine-month periods ended September 30, 2006 and 2005 was $12.6 million and $5.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock options and vesting of nonvested shares totaled $6.1 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized for stock-based compensation costs was $0.3 million for the nine-month period ended September 30, 2006. No income tax benefit for stock-based compensation costs was recognized for the nine month period ended September 30, 2005. The impact of SFAS 123(R) stock-based compensation expense was a reduction of $0.01 earnings per basic and diluted share for the three months ended September 30, 2006 and $0.04 earnings per basic and $0.03 per diluted share for the nine months ended September 30, 2006.
(c)	Valuation Assumptions
     We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Nine-Months Ended September 30,
	2006	2005
Dividend yield	—	—
Expected volatility	62%	71%
Risk-free interest rate	4.52%	3.88%
Expected life of option (in years)	7	5

     Expected volatility is based on historical share price data. The Company uses historical employee exercise and cancellation data to estimate expected term and forfeiture rates. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant.
     The weighted-average fair value per share of options granted was $12.70 and $8.28 for the nine-month periods ended September 30, 2006 and 2005, respectively. During the nine-months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised and shares vested was $15.9 million and $3.8 million, respectively, determined as of the date of option exercise.

(d)	Stock-Based Payment Awards
     Shares subject to option under the Equity Incentive Plan were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2005	4,209,437	$10.98
Granted	15,000	19.49
Exercised	(1,228,631)	10.23
Forfeited	(23,676)	10.70

Outstanding at September 30, 2006	2,972,130	$11.33	5.1 years	$33,683,354

Exercisable at September 30, 2006	2,745,755	$11.49	4.8 years	$31,559,099

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.7 million options that were in-the-money at September 30, 2006. As of September 30, 2006, there was approximately $0.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (stock options and nonvested shares) granted under our Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $1.6 million.
     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plan as of and during the nine months ended September 30, 2006 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2005	—	—
Granted	22,000	$16.52
Vested	(4,667)	17.01

Nonvested at September 30, 2006	17,333	$16.38

     The nonvested shares generally vest over a four-year graded vesting period and expire ten years from the date of grant.
(e)	Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)
     Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in our results of operations for the three-month and nine-month periods ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share amounts):

	Three-Months Ended	Nine-Months Ended
	September 30, 2005	September 30, 2005
Net earnings, as reported	$12,632	$38,816
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(499)	(1,486)

Pro forma net earnings — basic	12,133	37,330
Add back interest on 4.50% notes, net of tax	615	1,865

Pro forma net earnings — diluted	$12,748	$39,195

Pro forma net earnings per share:
Basic	$0.30	$0.94
Diluted	0.28	0.88
     Pro forma basic net earnings per share represents net pro forma earnings divided by the weighted average number of common shares outstanding for the period. Pro forma diluted earnings per share, in addition to the weighted average determined for pro forma basic earnings per share, includes the dilutive effect of potential common stock which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% Convertible Subordinated Notes for the period outstanding since their issuance in April 2002, if their effects are dilutive.
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
(6) EARNINGS PER SHARE
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

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Basic earnings per share	2006	2005	2006	2005
Net earnings	$22,199	$12,632	$56,413	$38,816
Weighted average common shares outstanding	41,316	39,822	40,897	39,596
Basic earnings per share	$0.54	$0.32	$1.38	$0.98

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Diluted earnings per share	2006	2005	2006	2005
Net earnings	$22,199	$12,632	$56,413	$38,816
After tax effect of interest expense on 4.50% convertible subordinated notes	655	615	1,932	1,865

Earnings for purposes of computing diluted earnings per share	$22,854	$13,247	$58,345	$40,681

Weighted average common shares outstanding	41,316	39,822	40,897	39,596

Dilutive effect of stock options and nonvested shares	1,417	1,557	1,573	1,397
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	3,466	3,466	3,466	3,466

Weighted average common shares outstanding	46,199	44,845	45,936	44,459

Diluted earnings per share	$0.49	$0.30	$1.27	$0.92

     Options to purchase 169,500 and 246,000 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three month periods ended September 30, 2006 and 2005, respectively. Options to purchase 169,500 and 764,500 shares of Class A common stock were excluded from the computation of diluted earnings per share for the nine month periods ended September 30, 2006 and 2005, respectively. The options outstanding that were excluded from the computation of diluted earnings per share were not included because their effect would have been anti-dilutive.
(7) INTANGIBLE ASSETS
     Intangible assets are amortized over their useful lives ranging from five to ten years on a straight-line basis. Intangible assets, all subject to amortization, as of September 30, 2006 and December 31, 2005, are as follows (in thousands):

	September 30, 2006	December 31, 2005
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(2,530)	(2,169)

Total Intangible Assets	$770	$1,131

(8) OTHER INCOME NET
     Other income net at September 30, 2006 and 2005 is summarized as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gain/(loss) on assets and foreign currency exchange	$129	$200	$309	$(177)
Legal settlements	(60)	51	19	1,775

Total other income (expense), net	$69	$251	$328	$1,598

(9) INCOME TAXES
     The Company’s effective tax rates for the third quarter and first nine months of 2006 were 35.3% and 36.4%, respectively, compared to the effective tax rates of 39.2% and 38.6% for the third quarter and first nine months of 2005, respectively. Income tax expense for the three months ended September 30, 2006 and September 30, 2005 was $12.1 million and $8.1 million, respectively. Income tax expense for the nine months ended September 30, 2006 and September 30, 2005 was $32.3 million and $24.4 million, respectively. Income tax expense for the three and nine months ended September 30, 2006 included a benefit of $1.3 million or approximately $0.03 per diluted earnings per share for the quarter and nine-month periods from the reversal of a discrete income tax exposure item for which the statute of limitations expired during the third quarter. The tax provision for the nine months ended September 30, 2006 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three and nine month period ended September 30, 2006 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
(10) LINE OF CREDIT
     On May 31, 2006, the Company amended its secured line of credit, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. Borrowings bear interest at the borrowers’ election based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. The Company pays a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the three months ended September 30, 2006; hence, the fixed charge ratio requirement was not applicable at such date. The Company was in compliance with all other covenants of the loan agreement at September 30, 2006.
(11) LITIGATION
     On October 11, 2006, Violeta Gomez filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, VIOLETA PIZA GOMEZ V. TEAM-ONE STAFFING SERVICES, INC., AB/T1, INC. AND SKECHERS U.S.A., INC. (Case No. BC360134). The complaint alleges wrongful termination under the California Fair Employment and Housing Act, Government Code §12900, et seq., as a result of discrimination against Ms. Gomez. The complaint seeks general, special, punitive and exemplary damages, interest, attorneys’ fees and reinstatement of employment. The Company plans on defending the allegations vigorously and believes the claims are without merit. Nonetheless, it is too early to predict the outcome and whether the outcome will have a material adverse effect on the Company’s financial condition or results of operations.
     On May 24, 2006, a complaint captioned GLOBAL BRAND MARKETING INC. v. SKECHERS U.S.A., INC. was filed in the United States District Court for the Central District of California. The complaint alleges a claim for design patent infringement, and seeks compensatory and exemplary damages, attorneys’ fees, and injunctive and equitable relief. The Company responded to the complaint by denying its allegations and filing a counterclaim seeking a declaration of non-infringement and invalidity. On October 25, 2006, the parties settled the suit, and the settlement did not have a material adverse effect on the Company’s financial condition or results of operations.
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
(12) STOCKHOLDERS’ EQUITY
     No Class B shares were converted during the three months ended September 30, 2006. Certain Class B stockholders converted 156,300 shares of Class B common stock into an equivalent number of shares of Class A common stock during the quarter ended September 30, 2005. Certain Class B stockholders converted 865,000 and

186,300 shares of Class B common stock into an equivalent number of shares of Class A common stock during the nine months ended September 30, 2006 and September 30, 2005, respectively.
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
International Wholesale – The sale of footwear directly to department stores, specialty and independent retailers in Switzerland, the United Kingdom, Germany, France, Spain, Italy, Austria, Ireland, Japan, Canada and the Benelux Region, and through distributors who sell our footwear to department stores and specialty retail stores across Eastern Europe, Asia, South America, Africa, the Middle East and Australia.
Retail – We own and operate retail stores both domestically and, on a smaller scale, internationally through three integrated retail formats. Our three distinct retail formats are as follows:
•	Concept Stores. Located in marquee street locations and high performing regional malls, concept stores promote awareness of the Skechers brand and showcase a broad assortment of in-season footwear styles. The products offered in our concept stores are full price, in-season and typically attract fashion conscious consumers.

•	Factory Outlet Stores. Factory outlet stores are generally located in manufacturers’ outlet centers and provide opportunities to sell an assortment of in-season, discontinued and excess merchandise at lower price points.

•	Warehouse Outlet Stores. Freestanding warehouse outlet stores appeal to our most value-conscious consumers and enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner.
     Management evaluates segment performance based primarily on net sales and gross profit. All operating and financing costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Most of the Company’s capital expenditures related to our retail operations, both domestically and internationally, and our corporate headquarters facilities.
     Net sales, gross profit and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the “All Other” segment on a combined basis were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales
Domestic wholesale	$208,240	$170,702	$582,536	$506,081
International wholesale	55,274	45,723	140,500	126,995
Retail	64,856	54,565	169,804	145,223
All other	2,756	1,846	8,034	4,684

Total	$331,126	$272,836	$900,874	$782,983

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross profit
Domestic wholesale	$83,276	$63,558	$231,120	$186,744
International wholesale	20,466	17,929	52,360	49,412
Retail	41,212	33,171	107,948	89,031
All other	1,349	815	3,985	2,258

Total	$146,303	$115,473	$395,413	$327,445

	September 30, 2006	December 31, 2005
Identifiable assets
Domestic wholesale	$519,986	$417,859
International wholesale	108,428	95,285
Retail	57,871	68,649
All other	114	164

Total	$686,399	$581,957

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales (1)
United States	$270,241	$222,792	$746,350	$644,201
Canada	7,895	4,866	19,972	14,545
Other international (2)	52,990	45,178	134,552	124,237

Total	$331,126	$272,836	$900,874	$782,983

	September 30, 2006	December 31, 2005
Long-lived assets
United States	$73,904	$63,840
Canada	880	717
Other international (2)	7,216	8,388

Total	$82,000	$72,945

(1)	The Company has subsidiaries in Canada, the United Kingdom, Germany, France, Spain, Italy, Netherlands, China, and Japan that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, the United Kingdom, Germany, France, Spain, Italy, Netherlands, and Japan.
(14) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of our subsidiaries operate in various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $133.7 million and $103.9 million before allowances for bad debts, sales returns and chargebacks at September 30, 2006 and December 31, 2005, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $50.5 million and $37.9 million before allowance for bad debts, sales returns and chargebacks at September 30, 2006 and December 31, 2005, respectively.
     Net sales to customers in the U.S. were 81.6% and 81.7% of total net sales for the three months ended September 30, 2006 and 2005, respectively. Net sales to customers in the U.S. were 82.8% and 82.3% of total net sales for the nine months ended September 30, 2006 and 2005, respectively. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets which totaled $119.8 million and $106.1 million at September 30, 2006 and December 31, 2005, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 25.0% and 24.7% of total net sales for the three months ended September 30, 2006 and 2005, respectively. The Company’s net sales to its five largest customers accounted for approximately 24.6% and 26.0% of total net sales for the nine months ended September 30, 2006 and 2005, respectively. No customer accounted for more than 10% of our net sales during the three and nine months ended September 30, 2006 and 2005, respectively. One customer accounted for 10.2% of our outstanding accounts receivable balance at September 30, 2006. No customer accounted for more than 10% of outstanding accounts receivable balance at September 30, 2005.
     The Company’s top five manufacturers produced approximately 69.0% and 71.2% of our total purchases for the three months ended September 30, 2006 and 2005, respectively. One manufacturer accounted for 33.6% and 35.7% of total purchases for the three months ended September 30, 2006 and 2005, respectively. A second manufacturer accounted for 9.8% and 11.7% of total purchases for the three months ended September 30, 2006 and 2005, respectively. The Company’s top five manufacturers produced approximately 68.4% and 65.8% of our total purchases for the nine months ended September 30, 2006 and 2005, respectively. One manufacturer accounted for 30.9% and 32.5% of total purchases for the nine months ended September 30, 2006 and 2005, respectively. A second manufacturer accounted for 11.0% and 10.9% of total purchases for the nine months ended September 30, 2006 and 2005, respectively.
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
     This quarterly report on Form 10-Q may contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements of our company, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of our company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with recent corporate governance legislation including the Sarbanes-Oxley Act of 2002; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in this report and other reports that we filed with the United States Securities and Exchange Commission (the “SEC”).
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
FINANCIAL OVERVIEW
     We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes domestic and international retail sales. In addition, we report an “all other” segment, which includes our e-commerce sales and other miscellaneous sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Domestic wholesale net sales comprised 64.7% and 64.6% of total net sales for the nine months ended September 30, 2006 and 2005, respectively. International wholesale sales, retail sales, and all other sales comprised 15.6%, 18.8%, and 0.9%, respectively, of total net sales for the nine months ended September 30, 2006 and 16.2%, 18.6%, and 0.6%, respectively, of total net sales for the nine months ended September 30, 2005. Net earnings for the nine month period ended September 30, 2006 were $56.4 million, or $1.27 earnings per diluted share, which includes the effect of SFAS 123(R) stock-based compensation expense of $0.03 earnings per diluted share.

     As of September 30, 2006, we had 132 domestic retail stores and 13 international retail stores, and we believe that we have established our presence in most key domestic retail markets. During the third quarter of 2006, we opened one international concept store, four domestic concept stores and five domestic outlet stores while closing one domestic outlet store. As we identify new opportunities in our retail business, we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets. We expect to open an additional four domestic stores by December 31, 2006, and an additional 20 to 25 stores in 2007. We do not anticipate opening any new international stores by December 31, 2006. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
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
     General and administrative expenses. General and administrative expenses consist primarily of the following accounts: salaries, wages and related taxes and various overhead costs associated with our corporate staff including stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, professional fees related to both legal and accounting, insurance, and depreciation and amortization, and expenses related to our domestic and European distribution centers which are included in general and administrative expenses and are not allocated to segments.
RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2006		2005		2006		2005
Net sales	$331,126	100.0%	$272,836	100.0%	$900,874	100.0%	$782,983	100.0%
Cost of sales	184,823	55.8	157,363	57.7	505,461	56.1	455,538	58.2

Gross profit	146,303	44.2	115,473	42.3	395,413	43.9	327,445	41.8
Royalty income	1,359	0.4	1,998	0.7	2,912	0.3	5,072	0.7

	147,662	44.6	117,471	43.0	398,325	44.2	332,517	42.5

Operating expenses:
Selling	35,703	10.8	27,190	10.0	86,951	9.7	66,336	8.5
General and administrative	77,476	23.4	68,840	25.2	222,212	24.7	200,452	25.6

	113,179	34.2	96,030	35.2	309,163	34.4	266,788	34.1

Earnings from operations	34,483	10.4	21,441	7.8	89,162	9.8	65,729	8.4
Interest expense, net	(252)	(0.1)	(912)	(0.3)	(796)	(0.1)	(4,109)	(0.5)
Other, net	69	—	251	0.1	328	0.1	1,598	0.2

Earnings before income taxes	34,300	10.3	20,780	7.6	88,694	9.8	63,218	8.1

Income taxes	12,101	3.6	8,148	3.0	32,281	3.5	24,402	3.1

Net earnings	$22,199	6.7%	$12,632	4.6%	$56,413	6.3%	$38,816	5.0%

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
Net sales
     Net sales for the three months ended September 30, 2006 were $331.1 million, an increase of $58.3 million, or 21.4%, over net sales of $272.8 million for the three months ended September 30, 2005. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product, increased wholesale sales and growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases (i.e. stores open for at least one year). Our domestic wholesale net sales increased $37.5 million to $208.2 million for the three months ended September 30, 2006, from $170.7 million for the three months ended September 30, 2005. The average selling price per pair within the domestic wholesale segment increased to $21.05 per pair for the three months ended September 30, 2006 from $19.63 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 13.8% unit sales volume increase to 9.9 million pairs from 8.7 million pairs for the same period in 2005. The increase in average selling price per pair was due to stronger sales of in-season denim friendly sport fusion and casual products and broader acceptance of our fashion and street brands. This higher level of net sales was achieved by redeveloping many of our existing lines, focusing on updating proven styles as well as developing new styles, and the previous launch of three fashion brands, including the Mark Ecko Footwear and 310 Motoring lines, which have continued to experience increased door counts and strong sales growth impacting overall net sales. We saw the strongest improvements in our Men’s USA, Men’s Sport, Boys, Women’s Active and Women’s USA lines.
     Our retail segment net sales increased $10.2 million to $64.8 million for the three months ended September 30, 2006, an 18.9% increase over sales of $54.6 million for the same period in 2005. Our domestic retail sales increased $9.0 million to $59.2 million for the three months ended September 30, 2006, from $50.2 million for the three months ended September 30, 2005. Our international retail sales increased $1.3 million, or 29.9%, to $5.6 million for the three months ended September 30, 2006, from $4.3 million for the three months ended September 30, 2005. The increase in retail sales was due to positive domestic and international comparable store sales across all three store formats and an increased store base of 13 stores over the prior year period. We opened one international concept store, four domestic concept stores and five domestic outlet stores while closing one domestic outlet store. For the three months ended September 30, 2006, we realized substantial comparable store sales increases ranging from an increase of 14.3% in our domestic outlet stores comparable sales to an increase of 6.8% in our domestic concept stores comparable sales.
     Our international wholesale segment net sales increased $9.6 million, or 20.9%, to $55.3 million for the three months ended September 30, 2006, compared to $45.7 million for the three months ended September 30, 2005. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Our international distributor sales increased $1.4 million to $21.4 million for the three months ended September 30, 2006, a 6.9% increase over sales of $20.0 million for the three months ended September 30, 2005. This was primarily due to increased sales into Chile, Australia, and Serbia and Montenegro. Our international direct subsidiary sales, which are in Western Europe and Canada, increased $8.2 million to $33.9 million for the three months ended September 30, 2006, a 31.7% increase over sales of $25.7 million for the three months ended September 30, 2005. The increase in direct subsidiary sales was primarily due to increased sales in Canada, United Kingdom and the Benelux region.
     All other sales, which primarily consists of our e-commerce sales, were $2.8 million for the three months ended September 30, 2006 compared to all other sales of $1.8 million for the same period in 2005. All other sales made up less than 1% of our consolidated net sales in both the three months ended September 30, 2006 and September 30, 2005.

Gross profit
     Gross profit for the three months ended September 30, 2006 increased $30.8 million to $146.3 million as compared to $115.5 million for the three months ended September 30, 2005. Gross profit as a percentage of net sales, or gross margin, increased to 44.2% for the three months ended September 30, 2006, compared to 42.3% for the same three months in 2005. The gross margin increase was the result of increased domestic wholesale margins and increased retail margins, which was partially offset by lower international wholesale margins. Domestic wholesale gross margins increased to 40.0% for the three months ended September 30, 2006, compared to 37.2% for the same period last year, which was primarily due to broader acceptance of our existing designs and styles as well as a lower volume of markdown merchandise. Domestic wholesale gross profit increased $19.7 million, or 31.0%, to $83.3 million for the three months ended September 30, 2006 compared to $63.6 million in the same period in 2005. We realized higher margins within our Women’s Active, Women’s USA, Men’s USA, Rhino Red and 310 Motoring lines during the third quarter of 2006 as compared to the same period last year.
     Gross profit for our retail segment increased $8.0 million, or 24.2%, to $41.2 million for the three months ended September 30, 2006 as compared to $33.2 million for the same period last year. This increase in gross profit was due to increased margins and positive comparable store sales and an increased store count of 12 domestic stores and one international store from the same period a year ago. Gross margins increased to 63.5% for the three months ended September 30, 2006 as compared to 60.8% for the same period in 2005. This increase in gross margins was primarily due to better acceptance of our existing designs and styles.
     Gross profit for our international wholesale segment for the three months ended September 30, 2006 was $20.4 million, an increase of $2.5 million compared to $17.9 million for the same period in 2005. Gross margins were 37.0% for the three months ended September 30, 2006 compared to 39.2% for the same period in 2005. The increase in gross profit for our international wholesale sales was due to increased subsidiary sales partially offset by decreased subsidiary and distributor margins. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our foreign distributors. Gross margins for our distributor sales decreased to 26.8% for the three months ended September 30, 2006 compared to 28.6% for the same period in 2005. Gross margins for our foreign subsidiary sales decreased to 43.5% for the three months ended September 30, 2006 compared to 47.5% for the same period in 2005. The decreases were primarily due to increased customer discounts and allowances that reduced our margins.
Licensing
     For the three months ended September 30, 2006, we recognized royalty income of $1.4 million compared to $2.0 million during the same period in 2005. The decrease in royalty income was the result of lower sales of our licensed products under existing licensing agreements.
Selling expenses
     Selling expenses for the three months ended September 30, 2006 were $35.7 million, an increase of $8.5 million or 31.3%, compared to $27.2 million for the same period in 2005. As a percentage of net sales, selling expenses were 10.8% and 10.0% for the three months ended September 30, 2006 and 2005, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $5.9 million relating to increased television and media advertising, higher sales commissions of $1.1 million due to higher sales, and increased trade show expenses of $1.6 million.
General and administrative expenses
     General and administrative expenses for the three months ended September 30, 2006 were $77.5 million, an increase of $8.7 million, or 12.6%, compared to $68.8 million for the same period in 2005. General and administrative expenses as a percent of sales decreased to 23.4% for the three months ended September 30, 2006 from 25.2% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $4.9 million, increased stock compensation costs of $0.4 million following the adoption of SFAS 123(R) in January 2006 and increased outside services of $0.8 million. The increase in salaries and wages was due to increased personnel necessary to support increased sales volumes, new product lines and the opening of 13 additional retail stores from the same period a year ago. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, totaled $21.1 million for the three months ended September 30, 2006 as compared to $17.9 million for the same period last year.
Interest income
     Interest income for the three months ended September 30, 2006 increased $1.0 million to $2.1 million compared to $1.1 million for the same period in 2005. The increase in interest income resulted from higher interest rates and higher average cash and investment balances during the third quarter of 2006 when compared to the same period in 2005.
Interest expense
     Interest expense for the three months ended September 30, 2006 increased $0.3 million to $2.4 million compared to $2.1 million for the same period in 2005. Interest expense is incurred on our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations and interest on amounts owed to our foreign manufacturers. The increase in interest expense was primarily due to increased purchases from our foreign manufacturers.
Other income (expense)
     Other income, net decreased $0.2 million to $0.1 million for three months ended September 30, 2006 compared to income of $0.3 million for the three months ended September 30, 2005. The decrease in other income was due to foreign exchange losses.
Income taxes
     The effective tax rate for the three months ended September 30, 2006 was 35.3% compared to 39.2% for the same period in 2005. Income tax expense for the three months ended September 30, 2006 was $12.1 million compared to $8.1 million for the same period in 2005. Income tax expense for the three months ended September 30, 2006 included a benefit of $1.3 million, or approximately $0.03 per diluted earnings per share from the reversal of a discrete income tax exposure item for which the statute of limitations expired during the third quarter. The tax provision for the three months ended September 30, 2006 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three months ended September 30, 2006 was lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
Net sales
     Net sales for the nine months ended September 30, 2006 were $900.9 million, an increase of $117.9 million, or 15.1%, over net sales of $783.0 million for the nine months ended September 30, 2005. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product, increased wholesale sales and growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases (i.e. stores open for at least one year). Our domestic wholesale net sales increased $76.4 million to $582.5 million for the nine months ended September 30, 2006, from $506.1 million for the nine months ended September 30, 2005. The average selling price per pair within the domestic wholesale segment increased to $19.28 per pair for the nine months ended September 30, 2006 from $18.31 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 9.3% unit sales volume increase to 30.2 million pairs from 27.6 million pairs for the same period in 2005. The increase in average selling price per pair was due to stronger sales of in-season denim friendly sport fusion and casual products and broader acceptance of our fashion and street brands. This higher level of net sales was achieved by redeveloping many of our existing lines, focusing on updating proven styles as well as developing new styles, and the previous launch of three new brands, including the Mark Ecko Footwear and 310 Motoring lines, which have continued to experience increased door counts and strong sales growth impacting overall net sales. We saw the strongest improvements in our 310 Motoring, Men’s USA, Men’s Sport, Boys, Women’s Active and Women’s USA lines.
     Our retail segment net sales increased $24.6 million to $169.8 million for the nine months ended September 30, 2006, a 16.9% increase over sales of $145.2 million for the same period in 2005. Our domestic retail sales increased $22.4 million to $155.8 million for the nine months ended September 30, 2006, from $133.4 million for the nine months ended September 30, 2005. The increase in retail sales was due to positive domestic comparable store sales across all three store formats and an increased store count of 12 domestic stores and one international store from the same period a year ago. We opened one international concept store, seven domestic concept stores, seven domestic outlet stores and closed one domestic concept store and two domestic outlet stores during the nine months ended September 30, 2006. For the nine months ended September 30, 2006, we realized substantial comparable store sales increases ranging from an increase of 13.5% in our domestic outlet stores comparable sales to an increase of 6.8% in our domestic concept stores comparable sales. Our international retail sales increased $2.2 million, or 19.0%, to $14.0 million for the nine months ended September 30, 2006 compared to $11.8 million in the same period last year primarily due to increased comparable sales.
     Our international wholesale segment net sales increased $13.5 million, or 10.6%, to $140.5 million for the nine months ended September 30, 2006, compared to $127.0 million for the nine months ended September 30, 2005. Our international distributor sales increased $4.9 million to $59.1 million for the nine months ended September 30, 2006, a 9.0% increase over sales of $54.2 million for the nine months ended September 30, 2005. This was primarily due to increased sales into Chile, Philippines and Australia. Our international direct subsidiary sales increased $8.6 million to $81.4 million for the nine months ended September 30, 2006, from $72.8 million for the nine months ended September 30, 2005. The increase in direct subsidiary sales was primarily due to increased sales in Canada, the Benelux region and Germany.
     All other sales, which primarily consists of our e-commerce sales, were $8.0 million for the nine months ended September 30, 2006 compared to other sales of $4.7 million for the same period in 2005. All other sales made up less than 1% of our consolidated net sales in both the nine months ended September 30, 2006 and September 30, 2005.
Gross profit
     Gross profit for the nine months ended September 30, 2006 increased $68.0 million to $395.4 million as compared to $327.4 million for the nine months ended September 30, 2005. Gross margins increased to 43.9% for the nine months ended September 30, 2006, compared to 41.8% for the same nine months in 2005. The gross margins increase was the result of increased domestic wholesale margins and increased retail margins, which was partially offset by reduced international wholesale margins. Domestic wholesale gross margins increased to 39.7% for the nine months ended September 30, 2006, compared to 36.9% for the same period last year, which was primarily due to broader acceptance of our existing designs and styles as well as a lower volume of markdown merchandise. Domestic wholesale gross profit increased $44.4 million, or 23.8%, to $231.1 million for the nine months ended September 30, 2006 compared to $186.7 million in the same period in 2005. We realized higher margins within our Women’s Active, Boys, Mark Ecko, Rhino Red and 310 Motoring lines during the first nine months of 2006 as compared to the same period last year.
     Gross profit for our retail segment increased $18.9 million, or 21.3%, to $107.9 million for the nine months ended September 30, 2006 as compared to $89.0 million for the same period last year. This increase in gross profit was due to increased domestic and international margins and positive domestic comparable store sales and an increased store count of 12 domestic stores and one international store from the same period a year ago. Gross margins increased to 63.6% for the nine months ended September 30, 2006 as compared to 61.3% for the same period in 2005. This increase in gross margins was primarily due to better acceptance of our existing designs and styles.
     Gross profit for our international wholesale segment for the nine months ended September 30, 2006 was $52.4 million, an increase of $3.0 million compared to $49.4 million for the same period in 2005. Gross margins were 37.3% for the nine months ended September 30, 2006 compared to 38.9% for the same period in 2005. The increase in gross profit for our international wholesale sales was due to a larger percentage of our sales coming from higher margin subsidiary sales partially offset by decreased gross margins. Gross margins for our foreign distributor sales decreased to 28.2% for the nine months ended September 30, 2006 compared to 30.7% for the same period in 2005. Gross margins for our foreign subsidiary sales decreased to 43.9% for the nine months ended September 30, 2006 compared to 45.1% for the same period last year. The decreases were primarily due to increased customer discounts and allowances that reduced our margins.
Licensing
     For the nine months ended September 30, 2006, we recognized royalty income of $2.9 million compared to $5.1 million during the same period in 2005. The decrease in royalty income was the result of lower sales of our licensed products under existing licensing agreements.
Selling expenses
     Selling expenses for the nine months ended September 30, 2006 were $87.0 million, an increase of $20.7 million or 31.1%, compared to $66.3 million for the same period in 2005. As a percentage of net sales, selling expenses were 9.7% and 8.5% for the nine months ended September 30, 2006 and 2005, respectively. The increase in selling expenses was primarily due to increased advertising expenses of $15.6 million relating to increased television and media advertising, higher sales commissions of $2.2 million due to higher sales and increased trade show expenses of $2.8 million.
General and administrative expenses
     General and administrative expenses for the nine months ended September 30, 2006 were $222.2 million, an increase of $21.7 million, or 10.9%, compared to $200.5 million for the same period in 2005. General and administrative expenses as a percent of sales decreased to 24.7% for the nine months ended September 30, 2006 from 25.6% for the same period last year. The increase in general and administrative expenses was primarily due to increased salaries and wages of $11.9 million, increased outside services of $2.7 million, increased rent expense of $2.5 million and increased stock compensation costs of $1.6 million due to the adoption of SFAS 123(R) in January 2006. The increase in salaries and wages was due to increased personnel necessary to support increased sales volumes, new product lines and the opening of 13 additional retail stores from the same period a year ago. Expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products, totaled $58.5 million for the nine months ended September 30, 2006 as compared to $54.7 million for the same period last year.
Interest income
     Interest income for the nine months ended September 30, 2006 increased $3.4 million to $6.2 million compared to $2.8 million for the same period in 2005. The increase in interest income resulted from higher interest rates and higher average cash and investment balances during the first nine months of 2006 when compared to the same period in 2005.

Interest expense
     Interest expense for the nine months ended September 30, 2006 increased $0.1 million to $7.0 million compared to $6.9 million for the same period in 2005. The increase in interest expense was due to increased purchases from our foreign manufacturers.
Other income (expense)
     Other income, net decreased $1.3 million to $0.3 million for nine months ended September 30, 2006 compared to income of $1.6 million for the nine months ended September 30, 2005. The decrease in other income was due to the settlement of various lawsuits for $1.8 million during the nine months ended September 30, 2005, which was partially offset by increased foreign exchange gains of $0.5 million.
Income taxes
     The effective tax rate for the nine months ended September 30, 2006 was 36.4% compared to 38.6% for the same period in 2005. Income tax expense for the nine months ended September 30, 2006 was $32.3 million compared to $24.4 million for the same period in 2005. Income tax expense for the nine months ended September 30, 2006 included a benefit of $1.3 million, or approximately $0.03 per diluted earnings per share from the reversal of a discrete income tax exposure item for which the statute of limitations expired during the third quarter. The tax provision for the nine months ended September 30, 2006 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the nine months ended September 30, 2006 was lower than the expected domestic rate of approximately 40%, due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at September 30, 2006 was $343.5 million, a decrease of $17.7 million from working capital of $361.2 million at December 31, 2005. This decrease was primarily due to the reclassification of our $90.0 million convertible notes due in April 2007 from long-term debt to a current liability, which was partially offset by increased accounts receivable and inventory as a result of our increased revenues and growth in operations. Cash and cash equivalents at September 30, 2006 were $156.8 million compared to $197.0 million at December 31, 2005. The decrease in cash and cash equivalents during the nine months ended September 30, 2006 was primarily the result of the purchase of short term investments of $48.1 million, higher receivable balances of $41.1 million, and increased inventory balance of $40.9 million which was partially offset by our net earnings of $56.4 million and increased accounts payables of $31.4 million. Our cash and short term investments increased $7.9 million to $204.9 million at September 30, 2006 compared to $197.0 million at December 31, 2005.
     During the nine months ended September 30, 2006, net cash provided by operating activities was $10.5 million compared to cash provided by operating activities of $53.7 million for the same period in 2005. The decrease in our operating cash flows for the nine months ended September 30, 2006 was primarily the result of an increase in inventories and a larger increase in receivable balances which was partially offset by an increase in accounts payable balances.
     Net cash used by investing activities was $67.7 million during the nine months ended September 30, 2006, compared to $10.5 million in the same period last year. During the nine months ended September 30, 2006, we purchased $48.1 million in short-term investments. Capital expenditures for the nine months were approximately $19.6 million, of which $8.6 related to the construction of our new corporate headquarters and the balance primarily consisted of new store openings and remodels. This was compared to capital expenditures of $10.5 million in the prior year, which primarily consisted of new store openings and remodels and warehouse equipment upgrades. During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $10.8 million was incurred as of September 30, 2006. We expect the building to be completed during fiscal 2007. We expect capital expenditures for the full year to be $30.0 million to $35.0 million of which $15.0 million will be related to the new corporate office building. This includes opening an additional four domestic retail stores by December 31, 2006, minor capital improvements at our distribution centers and investments in information technology. We expect to open an additional 20 to 25 stores in 2007. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows, current cash on hand and/or available lines of credit.
     Net cash provided by financing activities was $15.9 million during the nine months ended September 30, 2006, compared to net cash provided by financing activities of $3.5 million during the same period in 2005. The increase in cash provided from financing activities was due to higher proceeds from the exercise of stock options when compared to the same period in 2005 and $3.1 million of excess tax benefits from stock-based compensation that was recorded to operating activities prior to the adoption of SFAS 123(R) on January 1, 2006.
     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% Convertible Subordinated Notes due April 15, 2007. Interest on the notes is paid semi-annually in April and October of each year. Discount and issuance costs of approximately $3.4 million are being amortized to interest expense over the term of the notes. The notes are convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The notes are subject to optional redemption at the option of our company, in whole or in part at 100.90% of the principal amount until they are due. We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, short-term investment balances and cash on hand will be sufficient to provide us with the liquidity necessary to repay these notes in the event that they are not converted into stock. The notes are unsecured and subordinated to our present and future senior debt as well as indebtedness and other liabilities of our subsidiaries. The indenture does not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness.
     In addition to our $90.0 million of Convertible Subordinated Notes referred to above, we have the following debt of $17.6 million outstanding at September 30, 2006:
•	Note payable for $7.3 million for one of our distribution center warehouses located in Ontario, CA, which is secured by the property.

•	Note payable for $9.9 million for one of our administrative offices located in Manhattan Beach, CA, which is secured by the property.

•	Capital lease liability for $0.4 million for material handling equipment at our European distribution center, which is secured by the equipment.
     Some of these debt agreements contain certain non-financial covenants, financial covenants and/or cross default provisions, as the case may be, as defined within each of the respective loan documents. At September 30, 2006, we were in compliance with all of the covenants related to our debt.
     On May 31, 2006, our company amended our secured line of credit which permits our company and certain of our subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. Borrowings bear interest at the borrowers’ election based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. We pay a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the three months ended September 30, 2006; hence, the fixed charge ratio requirement was not applicable at such date. We were in compliance with all other covenants of the loan agreement at September 30, 2006.
     We believe that anticipated cash flows from operations, available borrowings under our revolving line of credit, cash and short-term investments on hand, and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through 2007. Our future capital requirements will depend on many factors, including, but not limited to, repayment of our convertible notes if necessary, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of September 30, 2006:

	Payments Due by Period (In thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Short-term obligations (1)	$94,050	$94,050	—	—	—
Other long-term debt	23,311	446	$3,566	$3,567	$15,732
Capital lease obligations	414	198	216	—	—
Operating lease obligations (2)	220,736	35,693	63,378	36,076	85,589
Purchase obligations (3)	219,120	219,120	—	—	—
Construction contract (4)	7,494	7,494	—	—	—
Minimum payments related to our licensing arrangements	8,305	3,825	2,240	2,240	—
Financed insurance premiums	1,895	1,895	—	—	—

	$575,325	$362,721	$69,400	$41,883	$101,321

(1)	The short-term debt consists of our 4.50% convertible notes due April 15, 2007 and related interest payments due in April and October of each year unless converted into our Class A Common Stock as provided for in the indenture.

(2)	Operating lease commitments consist primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at September 30, 2006.

(3)	Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $88.6 million, (ii) outstanding letters of credit of $5.5 million and (iii) open purchase commitments with our foreign manufacturers for $125.0 million. We currently expect to fund these commitments with cash flows from operations, short-term investment balances and/or cash on hand.

(4)	During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $10.8 million was incurred at September 30, 2006. We expect the building to be completed during 2007.
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
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies please refer to our annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006.
     Stock-based compensation. Beginning on January 1, 2006, we implemented and adopted a new critical accounting policy, Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires us to recognize compensation for stock options, nonvested shares and ESPP shares at fair value. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock option awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly stock-based compensation expense may differ materially in the future from that recorded in the current period. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and nine month periods ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact of the adoption is discussed in note 5 to the Condensed Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements”, (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits companies to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements, however, we do not expect the adoption of SAB 108 will have a material impact on our financial condition or results of operations.
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
     FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our annual effective rate except for reversals due to statute of limitation expirations which are recorded as discrete items during the quarter they expire. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.
     FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements, however, we do not expect the adoption of FIN 48 will have a material impact on our financial condition or results of operations.
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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. Exchange rate fluctuations did not have a material impact on our inventory costs in 2004, 2005 or the nine months ended September 30, 2006. We do not engage in hedging activities with respect to such exchange rate risk.
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
     Interest rate fluctuations. At September 30, 2006, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our line of credit facility is based on a variable rate of interest, and changes in interest rates will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.

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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, Netherlands and Japan. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the nine months ended September 30, 2006 and 2005, the fluctuation of foreign currencies resulted in a foreign currency translation gain of $2.9 million and loss of $4.1 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2006 would have reduced the values of our net investments by approximately $2.4 million.
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
CHANGES IN INTERNAL CONTROL
     There were no changes in our internal control over financial reporting during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On October 11, 2006, Violeta Gomez filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, VIOLETA PIZA GOMEZ V. TEAM-ONE STAFFING SERVICES, INC., AB/T1, INC. AND SKECHERS U.S.A., INC. (Case No. BC360134). The complaint alleges wrongful termination under the California Fair Employment and Housing Act, Government Code §12900, et seq., as a result of discrimination against Ms. Gomez. The complaint seeks general, special, punitive and exemplary damages, interest, attorneys’ fees and reinstatement of employment. We plan on defending the allegations vigorously and believe the claims are without merit. Nonetheless, it is too early to predict the outcome and whether the outcome will have a material adverse effect on our company’s financial condition or results of operations.
     On May 24, 2006, a complaint captioned GLOBAL BRAND MARKETING INC. v. SKECHERS U.S.A., INC. was filed in the United States District Court for the Central District of California. The complaint alleges a claim for design patent infringement, and seeks compensatory and exemplary damages, attorneys’ fees, and injunctive and equitable relief. We responded to the complaint by denying its allegations and filing a counterclaim seeking a declaration of non-infringement and invalidity. On October 25, 2006, the parties settled the suit, and the settlement did not have a material adverse effect on our company’s financial condition or results of operations.
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
     All of our products manufactured overseas and imported into the United States, the European Union (“EU”) and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether additional customs duties, anti-dumping duties, quotas, safeguard measures or other trade restrictions may be imposed on the importation of our products in the future. Such actions could result in increases in the cost of our products generally and might adversely affect the sales and profitability of our company and the imported footwear industry as a whole.

     Following the phase-out at the beginning of 2005 of quotas that had been imposed by the EU since 1994 on the import of certain types of footwear manufactured in China, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia and Thailand, there was renewed pressure from the EU footwear manufacturing industry to re-impose some level of trade protection on imported footwear from China, India, Vietnam and other exporting countries. In mid-2005, the EU Trade Commission initiated an anti-dumping investigation into leather footwear imported from China and Vietnam. Effective October 7, 2006, the EU Trade Commission has implemented definitive anti-dumping measures with respect to certain leather footwear imported into the EU from China and Vietnam at additional duty rates of 16.5% and 10.0%, respectively, and these measures are set to expire after two years. Along with other major footwear manufacturers, we have been actively participating as respondents in this investigation and are taking the position that certain categories of footwear should not be within the product scope of this investigation and do not meet the legal requirements of injury and price in an anti-dumping investigation, as part of our efforts to minimize any adverse financial impact on our results of operations in 2006 and beyond. The final outcome of these investigations is uncertain. We believe that our major competitors stand in much the same position of risk regarding these potential trade measures.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the nine months ended September 30, 2006 and September 30, 2005, our net sales to our five largest customers accounted for approximately 24.6% and 26.0% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2006 and 2005, respectively. One customer accounted for 10.2% of our outstanding accounts receivable balance at September 30, 2006. No customer accounted for more than 10% of outstanding accounts receivable balance at September 30, 2005. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose customers or be unable to collect accounts receivable of major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2006 and September 30, 2005, the top five manufacturers of our manufactured products produced approximately 68.4% and 65.8% of our total purchases, respectively. One manufacturer accounted for 30.9% of total purchases for the nine months ended September 30, 2006 and the same manufacturer accounted for 32.5% of total purchases for the nine months ended September 30, 2005. A second manufacturer accounted for 11.0% of our total purchases during the nine months ended September 30, 2006 and the same manufacturer accounted for 10.9% of total purchases for the nine months ended September 30, 2005. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of September 30, 2006, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 74.1% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2006, Mr. Greenberg beneficially owned approximately 63.8% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 85.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
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

Date: November 9, 2006	SKECHERS U.S.A., INC.

	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)