Form 10-K
period 2006-12-31
SKECHERS USA INC
filed 2007-03-16
CIK 1065837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None

(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer  ☐      Accelerated filer     ☑ Non-accelerated filer  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
As of June 30, 2006, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $615 million based upon the closing price of $24.11 of the Class A Common Stock on the New York Stock Exchange on such date.
The number of shares of Class A Common Stock outstanding as of March 1, 2007: 31,674,250.
The number of shares of Class B Common Stock outstanding as of March 1, 2007: 13,768,189.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2007 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

i

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
     This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2007 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements of our company, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.
     Risk factors include but are not limited to the following: international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of our company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in this report and other reports that we filed with the United States Securities and Exchange Commission (the “SEC”).
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
GENERAL
     We design and market Skechers-branded contemporary footwear for men, women and children under several unique lines. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer nine uniquely branded designer, fashion and street-focused footwear lines for men, women and children. These lines are branded and marketed separately from Skechers and appeal to specific audiences. Our brands are sold through department stores, specialty stores, athletic retailers, and boutiques as well as our e-commerce website and our own retail stores. We operate 50 concept stores, 61 factory outlet stores and 33 warehouse outlet stores in the United States, and 10 concept stores and two factory outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.
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
     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted our brands through comprehensive marketing campaigns for men, women and children. In 2005, we signed American Idol winner and rising star Carrie Underwood for our domestic and international print advertising which ran through the end of 2006. During 2006, we continued our celebrity driven ads with the launch of platinum recording artist Ashlee Simpson as our new Skechers celebrity endorsee. In addition, we launched television sponsor spots for many of our Skechers branded men’s and women’s lines. Our strategy for kids continues to primarily focus on television ads. For adults, our strategy continues to focus on print advertisements in targeted publications, which are supported by sponsorship television spots. Select fashion brands were also supported by television commercials, including 310 and Marc Ecko Footwear. For 310 Motoring, we also continued print ads featuring accomplished actor Terrence Howard, and multi-platinum hip hop recording artist The Game for his signature 310 footwear line. Our Unltd. by Marc Ecko and Rhino Red Footwear lines are also supported through print ads developed by Marc Ecko, as well as ads for Zoo York and Avirex. During 2006, we signed Evangeline Lilly, star of the hit TV show Lost, to support our Michelle K line.
     Since we introduced our first line, Skechers USA Sport Utility Footwear, in December 1992, we have expanded our product offering and grown our net sales while substantially increasing the breadth and penetration of our account base. Our men’s, women’s and children’s Skechers-branded product lines benefit from the Skechers reputation for contemporary and progressive styling, quality, comfort and affordability. Our lines that are not branded with the Skechers name benefit from our marketing support, quality management and expertise. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated sales and design teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.
SKECHERS LINES
     Skechers USA. Our Skechers USA category for men and women includes five types of footwear: (i) Casuals, (ii) Dress Casuals, (iii) Comfort (for men only), (iv) Outdoor (for men only) and (v) Casual Fusion. This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.

•	For men, the Casuals category includes “black and brown” boots, shoes and sandals that generally have a rugged urban design — some with industrial-inspired fashion features. This category is defined by the heavy-lugged outsole and value-oriented materials employed in the uppers. For women, the Casuals category includes basic “black and brown” oxfords and slip-ons, lug outsole boots, and casual sandals. The women’s line also uses value-oriented materials, but a growing number of styles may also be designed in leather. We design and price both the men’s and women’s categories to appeal primarily to younger consumers with broad acceptance across age groups.

•	For men, the Dress Casuals category is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but may utilize traditional or lugged outsoles as well as value-oriented materials. For women, the Dress Casual line is comprised of trend-influenced stylized boots and shoes, which may include leather uppers, shearling or faux fur lining or trim.

•	Skechers Comfort is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. A category with unique features, we market and package the Skechers Comfort styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

•	Our Outdoor styles for men primarily consist of hiker-influenced constructions including boots and shoes. While this category includes many technical performance features, we market this category of footwear primarily on the basis of style and comfort. Outsoles generally consist of molded and contoured hardened rubber. Many designs include gussetted tongues to prevent penetration of water and debris, cushioned mid-soles, motion control devices such as heel cups, water-resistant or water-proof construction and materials, and more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers.

•	Our Casual Fusion line is comprised of low-profile, sport-influenced Euro casuals targeted at trend-conscious young men and women. The outsoles are primarily rubber and adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh, and may be in shades of browns and beiges as well as in black, gray, greens and blues.
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
•	Our Jogger, Trail Runner, Sport Hiker and cross trainer-inspired Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, phylon and other synthetic outsoles, as well as leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with contrasting pop colors such as lime green, orange and red in addition to traditional athletic white.

•	The Performance category is comprised of multi-purpose running shoes that are marketed as men’s lifestyle athletic footwear. Some styles include 3M reflective accents, breathable upper construction, quality leathers, abrasion-resistant toe and heel cap, removable moisture wicking molded EVA sock liner, outsole forefoot flex grooves for improved flexibility, non-marking rubber lugs with impact dispersment technology (IDT), aggressive all terrain traction lugs, external torsion stabilizer and tuned dual-density molded ethyl vinyl acetate (EVA) midsole with pronation control.

•	Street Casual incorporates lower profiles, classic details and skate, street and fusion influences in a collection of essential, basic casual sneakers. The uppers are designed in leather, suede, nubuck, canvas and/or mesh, and many include vulcanized outsoles. Street Casual is targeted to young consumers, but also appeals to a broader demographic.

•	Our Sport Sandals are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.
     Skechers Active. A natural companion to Skechers Sport, Skechers Active has grown from a casual everyday line into a complete line of fusion and sport fusion sneakers for females of all ages. Marked by low-profile outsoles, the Active line is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures – traditional laces, zig-

zag and cross straps, among others. The line also now includes Mary Janes, sandals and open back styles. Active sneakers are typically retailed through specialty casual shoe stores and department stores.
     Skechers Collection. The Skechers Collection line is comprised of stylish dress shoes, dress casual shoes and sandals for the young fashion-forward male consumer. The looks include classic tailored and fashion-forward square, round and pointed lasts in a variety of styles, such as bicycle toes, monk straps, wingtips, oxfords, cap toes, demi-boots and boots. The outsoles project a sleeker profile and may be either leather or man-made. The uppers are quality leathers including glossy, box, distressed and aniline. Skechers Collection is designed and priced for young men seeking their first dress or evening shoe. Adding to the line is a reasonably priced assortment of stylized boots and oxfords designed in Italy. This group is designed for the more style-conscious male consumer which can be worn at work, on weekends or in clubs. Skechers Collection is sold through specialty casual shoe stores and department stores.
     Skechers Cali. Launched in 2006, Skechers Cali is new line of sneakers, skimmers and sandals for young women designed to typify the California lifestyle. The sneakers are designed primarily with canvas uppers in unique prints, some with patch details, on vulcanized outsoles. The skimmers and flats are designed with many of the same upper materials and outsoles as the sneakers. The sandals range from dress casual looks to casual to beach thongs. Skechers Cali is sold through specialty casual shoe stores and department stores.
     Skechers Work. Expanding on our heritage of cutting-edge utility footwear, Skechers Work offers a complete line of men’s and women’s sport oxfords, field boots, trail hikers and athletic shoes. The Skechers Work line includes the (i) Lightweight Alloy Series (“LAS”), (ii) Safety Toe, (iii) Occupational and (iv) Slip-Resistant categories, which may feature electrical hazard, electrostatic-dissipative and slip-resistant technologies, as well as breathable, seam-sealed HydroguardTM waterproof membranes. Our LAS, Safety Toe and Occupational products have been independently tested and certified to meet ASTM, CSA or SATRA standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip resistance. The uppers are in high-quality leather, nubuck, trubuck and durabuck. Constructed on high-abrasion, long wearing soles, the line is designed for men and women with jobs that require certain safety requirements. Skechers Work is primarily marketed through business-to-business channels, but is also available direct-to-consumers and through select department and specialty stores.
•	Our LAS trail hikers and sport oxfords are exclusively designed for industry professionals who need lightweight, all-day footwear protection. Their innovative design includes a durable, ultra-lightweight safety toe, and high-grade materials for superior strength and comfort.

•	Our safety toe athletic sneakers, boots, hikers, oxfords and sport oxfords are ideal for environments requiring safety footwear. These durable styles feature breathable lining, oil and abrasion resistant outsoles and safety toe design for optimal protection, all-day comfort and prolonged durability.

•	Our occupational boots, oxfords and hikers offer versatile features for those requiring utility, safety and comfort features, but who also want style. Designed with an array of textured uppers and colorways, the footwear capitalizes on function and comfort – from breathable lining to contoured insoles and abrasion-resistant outsoles for prolonged wear.

•	Our slip-resistant boots, athletics, sport and slip-on oxfords, and clogs are ideal for the service industry. These shoes offer comfort and safety in dry or wet conditions by utilizing breathable lining and Mark II-tested slip, oil and abrasion resistant outsoles for optimal safety and reliability.
     Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants, toddlers, boys and girls boots, shoes and sneakers; (ii) S-Lights, which is lighted footwear for toddlers, boys and girls; (iii) Skechers Cali for Girls, which is trend-inspired boots, shoes, sandals and dress sneakers; and (iv) Airators by Skechers. Skechers Kids and Skechers Cali for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger set the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box. Skechers Kids shoes are available at department stores and specialty and athletic retailers.

•	The Skechers Kids line includes embellishments or adornments such as fresh colors and fabrics from our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles, and for infants with soft, leather-sole crib shoes.

•	S-Lights is a line of sneakers and sandals with a combined pattern of lights on the outsole and other areas of the shoes. We market and package the S-Lights styles in a shoe box that is distinct from that of other categories in the Skechers Kids line of footwear.

•	Skechers Cali for Girls is a line of sneakers, skimmers and sandals for young women designed to typify the California lifestyle. The sneakers are designed primarily with canvas uppers in unique prints, some with patch details, on vulcanized outsoles. The skimmers and flats are designed with many of the same upper materials and outsoles as the sneakers.

•	Airators by Skechers is a new line of boys sneakers with an air cooling system designed to pump air from the heel through to the toes.
FASHION AND STREET BRANDS
The Fashion and Street Division and its brands are marketed separately from Skechers.
     Unltd. by Marc Ecko and Rhino Red. Unltd. by Marc Ecko is a line of men’s street-inspired traditional sneakers, fusion sneakers and urban-focused casuals. Rhino Red is a line of women’s classic and fashion-forward fusion sneakers and Mary Janes for young women, casual and dress causal heels and boots. Targeted to the street-savvy 18- to 34-year-old consumer, the footwear reflects Ecko Unltd.’s men’s apparel and the Ecko Red women’s apparel, and effectively utilizes the globally recognized Rhino logo on the majority of sneakers and casuals. Within the Rhino Red line is the Red by Marc Ecko offering, a line of designer dress and dress casual footwear for the urban chic woman. The men’s and women’s footwear collections are designed in leather, canvas, mesh, as well as other materials. Unltd. by Marc Ecko for boys and Rhino Red for girls sneaker lines primarily consist of takedowns from the adult Marc Ecko footwear lines with additional or different colorways geared toward children and that reflect the boys’ and girls’ Ecko Unltd. and Ecko Red clothing. The licensed brands are sold through select department stores and specialty retailers.
     310 Motoring. The 310 Motoring footwear collection for men utilizes top-quality leathers, a fashion-forward approach to design and comfort, and materials that are derived from 310 Motoring’s customized cars, including wood burl and carbon fiber. A multi-tiered approach, the line consists of high-end and high-design boots and shoes, sophisticated driving-inspired shoes and boots, and stylized athletics. 310 Motoring footwear is available in select department stores, specialty retailers and urban independents.
     In the last week of 2005, we launched multi-platinum hip hop recording artist The Game’s signature 310 sneaker, known as Hurricane by 310, in select specialty athletic stores in one color and one style that was followed by five additional colors in 2006. We also introduced the second Hurricane shoe in the fourth quarter of 2006. Hurricane sneakers are also available for boys and toddlers.
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
     Mark Nason and Siren by Mark Nason. Mark Nason is a sophisticated and fashion forward footwear collection, marketed to style-conscious men, designed to complement designer denim and dress casual wear. Primarily crafted and constructed in Italy, the Mark Nason collection is comprised of classic and modern boots, shoes and sandals with distinctive profiles and luxurious hand-distressed leathers. The Mark Nason line distinguishes itself with high quality individual styling and may utilize unique materials such as premium leathers, etched and tattooed leathers, hand-treated, hand-scraped and hand-cut leathers, hand-treated leather uppers and soles, snakeskin and eel skin. Within the Mark Nason line is Lounge by Mark Nason, which is a collection of high-end sport-influenced casuals. Siren by Mark Nason is the ultimate accompaniment to designer denim and casual couture for discerning women. The line’s boots are fueled with bold profiles, alluring details and distinct textures. Handcrafted in Italy, the boots utilize premium leathers, hand-treated details, leather outsoles, and some may include snakeskin and other exotic materials. The Mark Nason lines are available in upscale department stores and better boutiques.

     SoHo Lab. Targeting 16- to 34-year-old trend-savvy females, SoHo Lab is designed to be a more fashionable and sophisticated line and is primarily made from higher quality materials and leathers. The stylish shoes, boots, heels, flats and sandals are manufactured in Europe and Brazil as well as China. This line is typically sold through department and specialty stores.
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
     Zoo York. Launched in the fourth quarter of 2006, Zoo York footwear is a line of action sports and lifestyle footwear for men. Zoo York footwear is designed by Marc Ecko Enterprises and borrows from the color palette and trends from Zoo York apparel that targets core skaters and those that embrace skate fashion. Zoo York footwear is available in skate and specialty shops as well as select athletic and department stores.
     Avirex. Launching in the first quarter of 2007, Avirex footwear is a line of athletic and skate-inspired sneakers and slip-ons that appeal to both urban and suburban consumers. Avirex is an authentic American-inspired aviation apparel brand with 30-plus years in the fashion industry that targets young men and the music community. Avirex footwear is designed by Mark Ecko Enterprises and complements Avirex’s apparel, using similar prints and graphics. Avirex footwear is available in national department and chain stores, and in select specialty retailers.
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
     We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest footwear trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and e-commerce customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brand’s image.
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
     When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. During the year ended December 31, 2006, we had four manufacturers that accounted for approximately 59.6% of total purchases. One manufacturer accounted for 30.8%, and two others each accounted for over 10.0% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services.
     We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0% and 1.5% for 30 to 60 days financing, depending on the factory. We believe that the use of these arrangements afford us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers; however, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.
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
     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through an approximately 250-person staff working from our offices in China and Taiwan. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced or indentured labor (as defined under U.S. law) nor child labor (as defined by the manufacturer’s country) is used in the production process, and that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.
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
ADVERTISING AND MARKETING
     With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. The focus of our marketing plan is print and television advertising, which is supported by outdoor, trend-influenced marketing, public relations, promotions and in-store support. In addition, we utilize celebrity endorsees in our advertisements. We also believe our Internet websites and trade shows are effective marketing tools to both consumers and corporate accounts. We have historically budgeted advertising as a percentage of projected net sales. During 2006, we broadened our marketing campaign which resulted in advertising and marketing expenditures equaling 6.9% of our annual net sales, which was higher than the prior year and below our targeted range of 8% to 10% of annual net sales.
     Advertising. The majority of our advertising is conceptualized by our in-house design team. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our lifestyle and image-driven advertising, we generally seek to build and increase brand awareness by linking the Skechers brand and our fashion and street brands to youthful, contemporary lifestyles and attitudes rather than to market a particular footwear product. In addition to our compelling Skechers lifestyle ads, we have also created product specific ads for our men’s lines to appeal to men as well as women who purchase footwear for men. Our ads are designed with a broad approach to eliminate single categorization and to provide merchandise flexibility and to facilitate the “brands and product designs” direction of evolving footwear fashions and consumer preferences.
     To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believed would reach new markets. In 2005, we signed American Idol winner and rising star Carrie Underwood for a Skechers marketing agreement through 2006, and in 2006 we signed pop star Ashlee Simpson to appear in Skechers marketing campaigns through 2007. In past years, we had similar endorsement agreements for Skechers with singers Christina Aguilera and Britney Spears, professional basketball player and actor Rick Fox, and actors Robert Downey, Jr., Matt Dillon and Rob Lowe. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.
     In addition to advertising our Skechers branded lines through men’s, women’s and children’s ads, we also support Michelle K, Mark Nason, 310 Motoring, Marc Ecko, Zoo York and Avirex lines through individual unique print advertisements – some which may include celebrity endorsees. In 2006, we signed Evangeline Lilly, star of the hit TV show Lost, to appear in Michelle K advertisements through 2007. In 2005, we signed critically acclaimed actor Terrence Howard to appear in 310 lifestyle advertisements and we signed an agreement with multi-platinum hip hop superstar The Game to appear in marketing campaigns in support of his signature 310 shoe Hurricane. During 2006, we also signed an endorsement deal with Nas to support a 310 signature shoe. For Mark Nason, we have focused on key-selling styles in product-driven ads that captured the brand’s essence. For the Marc Ecko footwear brands, Marc Ecko’s design team has created relevant targeted ads for men and women. These include a multi-media men’s campaign featuring our graffiti painted shoe as well as the first Unltd. by Marc Ecko for boys spot. In 2007, singer/actress JoJo became the new face of Rhino Red, and she will appear in print and outdoor advertising and a compelling television commercial.
     With a targeted approach, our print ads appear regularly in popular fashion and lifestyle consumer publications, such as GQ, Cosmopolitan, Elle, Lucky, In Style, Seventeen, Maxim, Slam, Road & Track, and Complex, as well as in weekly publications such as People, Us Weekly, Star, Sports Illustrated and InTouch, among others.
     Our television commercials are produced both in-house and through producers we have utilized in the past and are familiar with our brands. In 2006, we created product-driven sponsor spots like our first animated spot for Skechers Airators as well as lifestyle campaigns for men, women and kids. We have found these to be a cost-effective way to advertise during key national and cable programming in key selling seasons. Our in-house media buyer strategically selects the ideal programs and geographic areas for our commercials for maximum consumer impact.
     Outdoor. In an effort to reach consumers where they shop and in high traffic areas as they travel to and from work or while running errands, we continued our multi-level outdoor campaign that included kiosks in key malls across the United States, and billboards, transportation systems and telephone kiosks in North America and Europe. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression of our many brands.
     Trend-Influenced Marketing/Public Relations. Our public relations team’s objectives are to secure product placement in key fashion magazines, place our footwear on the feet of trend-setting celebrities, and garner positive and accurate press on our company. Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. Our footwear and our company have been prominently displayed and referenced on news and magazine shows including The Today Show, Good Day L.A., Entertainment Tonight, and E!; and on television programs, including Law & Order, Entourage, and The Big Idea with Donny Deutsch, among others. We have also amassed an array of prominent product placements in magazines including Lucky, Seventeen, OK!, Teen Vogue, CosmoGirl, InStyle, Stuff, Maxim, Slam, Dime and Footwear News. In addition, our brands have been associated with cutting edge events and select celebrities, and our product has been seen worn by trend-setters like Denis Leary, Chris Cornell, Debra Messing, Nicole Richie, Ashlee Simpson, The Game, Paris Hilton and Jamie Foxx, among others.
     Promotions. By applying creative sales techniques via a broad spectrum of mediums, our marketing team seeks to build brand recognition and drive traffic to Skechers’ retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. Our imaginative promotions are consistent with Skechers’ imaging and lifestyle.
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
     Trade Shows. To better showcase our diverse products to footwear buyers in the United States and Europe, and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at WSA’s The Shoe Show, FFANY, ASR and MAGIC in the United States, and GDS, MICAM, Bread & Butter, MIDEC and Who’s Next in Europe. Our dynamic, state-of-the-art trade show exhibits are developed by our in-house architect to showcase our latest product offerings in a lifestyle setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level. For select non-Skechers branded lines such as Michelle K, 310 Motoring and our Marc Ecko footwear lines, we have created individual exhibits to ensure their brand integrity. Our innovative exhibits have won numerous awards over the years, including Best Booth Design at the WSA Shoe Show, February 2001 and February 2003, and for our Unltd. by Marc Ecko and Rhino Red booth in August 2004 and February 2005.
     Internet. We also promote our brands through our e-commerce websites www.skechers.com and www.soholab.com to consumers who access the Internet. These websites currently enable us to present information on our products, provide a brand experience and store locations to consumers, and allow consumers the ability to directly order products on the Internet. These sites also provide us a mechanism for customer feedback as well as allowing us to receive and respond directly to consumer feedback. Our websites are intended to enhance the Skechers brand and increase sales through all our retail channels. Similarly, www.soholab.com is an extension of our SoHo Lab retail stores and allows us the opportunity to offer consumers our fashion and street brands through an e-commerce site. Our websites also allow us to leverage our brand awareness at a lower cost than traditional distribution channels.
     Along with www.skechers.com and www.soholab.com, we have also established unique Internet websites for our fashion brands Mark Nason (www.marknason.com) and 310 Motoring (www.310motoring.com). These websites are designed to serve as marketing tools, properly imaging these brands while also informing customers about the respective product lines.
PRODUCT DISTRIBUTION CHANNELS
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. In the United States, our products are available through a network of wholesale accounts comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale accounts in more than 100 countries and territories through our global network of distributors and our Canadian and European subsidiaries. Additionally, 15 distributors have opened 52 distributor-owned Skechers retail stores in 21 countries as of December 31, 2006. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products.
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
     In an effort to provide knowledgeable and personalized service to our wholesale accounts, the sales force is segregated by product line, each of which is headed by a vice president or national sales manager. Reporting to each sales manager are knowledgeable account executives and territory managers. Our vice presidents and national sales managers report to a senior vice president of sales. All of our vice presidents and national sales managers are compensated on a salary basis, while our account executives and territory managers are compensated on a commission basis. None of our domestic sales personnel sell competing products.
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
     International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our subsidiaries in Canada, France, Germany, Spain, Italy, Portugal, Switzerland, Austria, the Benelux Region and the United Kingdom (ii) sales of our footwear to foreign distributors who distribute such footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Latin America, South America, Africa, the Middle East and Australia, among other regions and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.
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
     Skechers-owned retail stores in Europe include nine concept stores and one factory outlet store located in five countries, including the key locations of Oxford Street in London, Alstadt District in Düsseldorf and Kalverstraat Street in Amsterdam.
     To accommodate our European subsidiaries’ operations, we operate an approximately 240,000 square foot distribution center in Liege, Belgium. This distribution center is currently used to store and deliver product to our subsidiaries and retail stores throughout Europe.
     Canada
     Merchandising and marketing of our product in Canada is managed by our wholly-owned subsidiary, Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Ontario, California. We have two concept stores, one located in Toronto’s Eaton Centre, and one in the West Edmonton Mall and one factory outlet store located in Toronto.
•	Distributors
          Outside of Western Europe and Canada, our footwear is distributed through an extensive network of more than 30 distributors, who sell our products to department, athletic and specialty stores in more than 100 countries around the world. Through agreements with 14 of these distributors, 51 distributor-owned Skechers retail stores are open in 20 countries, including 15 stores that were opened in 2006 and one that was opened to date in 2007. Two distributor-owned stores were closed in 2006.

	STORE	NUMBER OF
REGION	FORMAT	STORES	LOCATION(1)
Asia	Concept	4	Osaka, Japan; Tokyo, Japan; Shanghai, China; Malaysia
	Warehouse	4	Osaka, Japan (2); Shizuoka, Japan; Tochigi-ken, Japan

Australia	Concept	1	Sydney, Australia
	Warehouse	1	Sydney, Australia

Central America/South America	Concept	26	Chile (7); Columbia (6); Ecuador; El Salvador; Guatemala (2); Panama (2); Peru; Venezuela (6)

Western Europe	Concept	6	Spain (6)

Eastern Europe	Concept	4	Moscow, Russia (2); Kiev, Ukraine; Poland

Middle East	Concept	4	Saudi Arabia (3); Dubai, UAE

South Africa	Concept	1	Sandton, South Africa

(1)	One store per location except as otherwise noted.
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
     Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three-store format enables us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition to Skechers stores, we also operate SoHo Lab concept stores, which are designed to specifically promote our SoHo Lab and other fashion brands as well as more fashionable Skechers styles. This format also allows us to manage our inventory in an efficient and brand sensitive manner. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of February 28, 2007, we owned and operated 50 concept stores, 61 factory outlet stores and 33 warehouse outlet stores in the United States, and 10 concept stores and two factory outlet stores internationally. We closed three stores and opened 23 new stores in 2006. We opened four new stores in the first two months of 2007, while closing one store in Germany, and we plan to open an additional 20 to 25 stores by the end of 2007. In addition, we own and operate six SoHo Lab concept stores, including four that opened in 2006.
•	Concept Stores.
          Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in a cutting-edge, open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square and 34th Street in New York, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, Dallas’ Northpark Center, Las Vegas’ Fashion Show Mall, Seattle’s

Bellevue Square Mall, Woodfield Mall outside Chicago and international locations include Oxford Street in London, Alstadt District in Dusseldorf, Toronto’s Eaton Centre, and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. We opened 13 domestic concept stores, one international concept store and closed one domestic concept store in 2006.
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
     In an effort to market and test our non-Skechers brands, we opened a new concept format store, SoHo Lab. In 2004, we converted an existing Skechers concept store in New York’s SoHo district to the new format. In 2005, we converted two additional Skechers concept stores in urban and/or fashion locations to SoHo Lab stores. In 2006, we opened four more SoHo Lab locations built from the ground up, including San Diego’s Gas Lamp District. We also converted one SoHo Lab store back to a Skechers concept store in 2006, bringing our total for this concept to six. These stores may also include more fashion forward Skechers styles.
•	Factory Outlet Stores.
          Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have two international outlet stores – one in Canada and one in England. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points. We opened eight domestic factory outlet stores in 2006.
•	Warehouse Outlet Stores.
          Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores range in size from approximately 5,200 to 14,800 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores in order to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened one new warehouse outlet store in 2006.
     Electronic Commerce. Our e-commerce sales represented less than 1.0% of total net sales in each of 2006, 2005 and 2004. Our websites, www.skechers.com and www.soholab.com are virtual storefronts that promote the Skechers and street and fashion brands. Our websites are designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. This virtual store has provided a convenient alternative-shopping environment and brand experience. These websites have become an efficient and effective additional retail distribution channel, and have improved our customer service.
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
     As of February 28, 2007, we had 10 active domestic and international licensing agreements in which we are the licensor. We have international licensing agreements for the design and distribution of men’s and women’s active apparel in Israel; men’s and women’s apparel in select European countries; bags in select Central and South American countries; watches in the Philippines, and bags in China.
     We have signed agreements to design, develop and market footwear for the street lifestyle apparel brands, Ecko Unltd., Ecko Red, Red by Marc Ecko, Zoo York and Avirex under the Marc Ecko Enterprises umbrella, and apparel and footwear for Kitson, the ultra-hip Hollywood boutique.
DISTRIBUTION FACILITIES AND OPERATIONS
     We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either (i) to our approximately 1.7 million square-foot distribution centers located in Ontario, California, (ii) to our approximately 240,000 square-foot distribution center located in Liege, Belgium or (iii) directly from third-party manufacturers to our other international customers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.
BACKLOG
     As of December 31, 2006, our backlog was $322.9 million, compared to $250.5 million as of December 31, 2005. While backlog orders are subject to cancellation by customers, we have not experienced significant cancellation of orders in the past, and we expect that substantially all the orders will be shipped in 2007. However, for a variety of reasons, including customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period.
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
COMPETITION
     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions Inc., Steven Madden, Ltd., Wolverine World Wide, Inc., V.F. Corporation, and CROCS, Inc. Our athletic lifestyle shoes compete with footwear offered by companies such as Nike, Inc., Reebok International Ltd., Adidas-Salomon AG, Puma AG and New Balance Athletic Shoe, Inc. Our children’s shoes compete with footwear offered by companies such as The Stride Rite Corporation. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.
EMPLOYEES
     As of February 28, 2007, we employed 3,628 persons, 1,982 of whom were employed on a full-time basis and 1,646 of whom were employed on a part-time basis. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.
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
Our Business And The Success Of Our Products Could Be Harmed If We Are Unable To Maintain Our Brand Image.
     Our success to date has been due in large part to the strength of the Skechers brand, and to a lesser degree, the reputation of our fashion brands. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During 2006, 2005 and 2004, our net sales to our five largest customers accounted for approximately 24.9%, 25.4%, and 26.8% of total net sales, respectively. No customer accounted for more than 10% of our net sales during 2006, 2005 and 2004. One customer accounted for 12.0% and 10.3% of net trade receivables at December 31, 2006 and December 31, 2005, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China, Which Could Affect Our Ability To Sell Or Manufacture Our Products In International Markets, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.
     Substantially all of our net sales during the year ended December 31, 2006 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including the military presence in Iraq; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages, transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers, exposure to different legal standards (particularly with respect to intellectual property), compliance with foreign laws, and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
     In particular, because most of our products are manufactured in China, adverse changes in trade or political relations with China, political instability in China, the occurrence of a natural disaster such as an earthquake or typhoon in China or the outbreak of a pandemic disease such as the Avian Flu in China could severely interfere with the manufacture of our products and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.
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
The Potential Imposition Of Additional Duties, Tariffs And Other Trade Restrictions Could Have An Adverse Impact On Our Sales And Profitability.
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
We May Be Unable To Successfully Execute Our Growth Strategy Or Maintain Our Growth.
     Although our company has generally exhibited steady growth since we began operations, we had a decrease in net sales in the past and our rate of growth has declined at times as well, and we may experience similar decreases in net sales or declines in rate of growth again in the future. Our ability to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and expand our footwear offerings and distribution channels. Furthermore, as our business grows, we may need to improve and enhance our overall financial and managerial controls, reporting systems and procedures to effectively manage our growth. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impact our business, results of operations and financial condition.

Our Business May Be Negatively Impacted As A Result Of Changes In The Economy.
     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are mostly fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.
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
     Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in our second and third quarters for the back-to-school selling season. Back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our net sales and results of operations for our second or third quarters. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future net sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our operating results.
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
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During 2006 and 2005, the top four manufacturers of our products produced approximately 59.6% and 59.7% of our total purchases, respectively. One manufacturer accounted for 30.8% and 32.4% of total purchases during 2006 and 2005, respectively. Two other manufacturers each accounted for over 10.0% of our total purchases during 2006, and one other manufacturer accounted for over 10.0% of our total purchases during

2005. We do not have long-term contracts with our manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. In particular, manufacturers in China are facing a labor shortage as migrant workers seek better wages and working conditions in farming and other vocations, and if this trend continues, our current manufacturers’ operations could be adversely affected.
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
Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.
     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2006 or 2005. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.
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
Failure By Us To Comply With Any Of The Financial Covenants In Our Long-Term Debt Agreements And $150.0 Million Line Of Credit Facility Could Have A Material Adverse Impact On Our Business.
     A significant decrease in our operating results could adversely affect our ability to maintain required financial covenants under our various long-term debt agreements and our $150.0 million credit facility. If these financial covenants are not maintained, the creditors will have the option to require immediate repayment of all outstanding long-term debt and any amounts outstanding under the credit facility, if any, and some of these agreements also contain cross-default provisions. The most likely result would require us to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms. If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, results of operations and financial condition.
One Principal Stockholder Is Able To Control Substantially All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of December 31, 2006, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 77.4% of our outstanding Class B Common Stock and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2006, Mr. Greenberg beneficially owned approximately 64.3% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, he beneficially owned approximately 83.1% of the aggregate number of votes eligible to be cast by our stockholders. Mr. Greenberg may have different interests than our other stockholders, and because he is able to control substantially all matters requiring approval by our stockholders, he may direct the operations of our business in a manner contrary to the interests of our other stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. The differential in the voting rights may adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the superior voting rights of our Class B Common Stock to have value.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our corporate headquarters and additional administrative offices are located at four premises in Manhattan Beach, California, which consist of an aggregate of approximately 100,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The property leases expire between October 2010 and February 2012, with options to extend these leases in some cases, and the current aggregate annual rent for the leased property is approximately $0.5 million. Also, construction commenced in 2005 on another corporate facility in Manhattan Beach, California that is expected to be approximately 55,000 square feet. This facility is scheduled to be completed by the end of 2007.
     Our U.S. distribution center consists of four leased facilities and one that we own, which are located in Ontario, California. The four leased facilities aggregate approximately 1,407,000 square feet, with an annual base rent of approximately $5.1 million. The owned distribution facility is approximately 264,000 square feet. The property leases expire between November 2007 and May 2011, and these leases contain rent escalation provisions. We believe that we have the capacity at our Ontario distribution center to increase our current operations to meet any future growth plans, and if we should ever need to expand our distribution facilities to allow for further growth, we believe there is presently enough space available in close proximity that we may lease or purchase in the foreseeable future.
     Our European distribution center consists of a 240,000 square-foot facility in Liege, Belgium under a 25-year operating lease with base rent of approximately $1.1 million per year. The lease provides for first right of refusal on three facilities planned for development, allowing for expansion up to a total of approximately 735,000 square feet. We believe that the capacity available to us within our lease agreement should allow for further growth of our international operations. The lease agreement also provides for early termination at five-year intervals beginning in February 2007, pending notification as prescribed in the lease, which has not been exercised.
     All of our domestic retail stores and showrooms are leased with terms expiring between July 2007 and March 2018. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $20.4 million for the year ended December 31, 2006.
     We also lease all of our international administrative offices, retail stores and showrooms located in Canada, France, Germany, Switzerland, Italy, Spain, the Netherlands and the United Kingdom. The property leases expire at various dates between November 2007 and September 2018. Total rent for the leased properties aggregated approximately $6.3 million for the year ended December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against Skechers and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against our company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against our company and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on our company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on our company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased our publicly traded securities between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants our company and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased our publicly traded securities between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. We moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted our motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. We moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of our company and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the date of filing this annual report, all briefing by the parties has been completed, and a hearing date has been scheduled for April 18, 2007. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, we continue to believe the suit is without merit and continue to vigorously defend against the claims.
     On October 11, 2006, Violeta Gomez filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, VIOLETA PIZA GOMEZ V. TEAM-ONE STAFFING SERVICES, INC., AB/T1, INC. AND SKECHERS U.S.A., INC. (Case No. BC360134). The complaint alleges wrongful termination under the California Fair Employment and Housing Act, Government Code §12900, et seq., as a result of discrimination against Ms. Gomez. The complaint seeks general, special, punitive and exemplary damages, interest, attorneys’ fees and reinstatement of employment. We plan on defending the allegations vigorously and believe the claims are without merit. Nonetheless, it is too early to predict the outcome and whether the outcome will have a material adverse effect on our financial condition or results of operations.
     On January 26, 2007, ASICS America Corporation and ASICS Corporation (Japan) (collectively, “ASICS”) filed a lawsuit in the U.S. District Court for the Central District of California against our company, Zappos.com, Inc., Brown Shoe Company, Inc. dba Famousfootwear.com and Brown Group Retail, Inc. dba Famous Footwear U.S.A., Inc. alleging trademark infringement, unfair competition, trademark dilution and false advertising arising out of our alleged use of marks similar to ASICS’s stripe design mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, profits, attorney’s fees and costs, and a permanent injunction against us to prevent any future sales and distribution of shoes that allegedly bear a stripe design similar to the ASICS stripe design. On February 26, 2007, we filed a lawsuit against ASICS in the United States District Court for the Central District of California for trade libel, unfair competition and tortious interference with prospective economic advantage and economic business relations. We seek injunctive relief enjoining ASICS from engaging in further unlawful acts, disgorgement of ASICS’ profits, attorneys’ fees and $100 million in punitive damages. We also seek a declaration that none of our designs infringe upon ASICS’ trademarks. While it is too early to predict the outcome of the litigation, we believe that we have meritorious defenses to the claims asserted by ASICS and intend to defend against those claims vigorously.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to our security holders to be voted on during the fourth quarter of 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2006
First Quarter	$25.04	$14.80
Second Quarter	28.35	21.19
Third Quarter	26.00	19.70
Fourth Quarter	33.58	23.51
YEAR ENDED DECEMBER 31, 2005
First Quarter	$16.90	$12.80
Second Quarter	15.62	11.18
Third Quarter	18.19	13.94
Fourth Quarter	16.50	12.00
HOLDERS
     As of March 1, 2007, there were 103 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 17 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.
DIVIDEND POLICY
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
EQUITY COMPENSATION PLAN INFORMATION
     Our equity compensation plan information is provided as set forth in Part III, Item 12 of this annual report.

PERFORMANCE GRAPH
     The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2001 to December 31, 2006, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and our peer group index, which consists of eight companies believed to be engaged in similar businesses: Nike, Inc., Adidas AG, K-Swiss Inc., The Stride Rite Corporation, Kenneth Cole Productions, Inc., Steven Madden, Ltd., The Timberland Company and Wolverine World Wide, Inc.
     The graph assumes an investment of $100 on December 31, 2001 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will not make nor endorse any predictions as to our future stock performance.

Company/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Skechers U.S.A., Inc.	$100.00	$58.07	$55.75	$88.65	$104.79	$227.84
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Custom Peer Group	100.00	88.44	126.85	166.93	178.49	196.07

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2006 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.
(In thousands, except net earnings (loss) per share)

	AS OF DECEMBER 31,
STATEMENT OF EARNINGS DATA:	2006	2005	2004	2003	2002
Net sales	$1,205,368	$1,006,477	$920,322	$834,976	$943,582
Gross profit	523,346	420,482	370,857	317,686	386,673
Earnings (loss) from operations	112,544	76,296	49,245	(1,347)	82,655
Earnings (loss) before income taxes	112,648	72,797	38,720	(10,373)	75,341
Net earnings (loss)	70,994	44,717	23,553	(11,867)	47,036
Net earnings (loss) per share:(1)
Basic	1.73	1.13	0.61	(0.31)	1.26
Diluted	1.59	1.06	0.59	(0.31)	1.20
Weighted average shares:(1)
Basic	41,079	39,686	38,638	37,840	37,275
Diluted	46,139	44,518	39,800	37,840	40,854

	YEARS ENDED DECEMBER 31,
BALANCE SHEET DATA:	2006	2005	2004	2003	2002
Working capital	$450,787	$361,210	$313,883	$275,124	$286,760
Total assets	737,053	581,957	518,653	466,533	483,156
Long-term debt, excluding current portion	106,805	107,288	113,038	116,047	117,204
Stockholders’ equity	449,087	343,830	294,895	255,654	259,236

(1)	Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% convertible subordinated notes for the period outstanding since their issuance in April 2002, unless their inclusion would be anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
GENERAL
     We design, market and sell contemporary footwear for men, women and children under the Skechers brand as well as nine other fashion and street brands. Our footwear is sold through a wide range of department stores and leading specialty retail stores, mid-tier retailers, boutiques, our own retail stores, distributor-owned international retail stores and our e-commerce website. Our objective is to continue to profitably grow our domestic operations, while leveraging our brand name to expand internationally.
     Our operations are organized along our distribution channels and have the following four reportable sales segments — domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in note 14 to our consolidated financial statements included under Part II, Item 8 of this annual report.
FINANCIAL OVERVIEW
     Skechers achieved record revenue and earnings during 2006. Our net sales for 2006 were $1.205 billion, an increase of $198.9 million or 19.8% percent over net sales of $1.006 billion in 2005. Diluted earnings per share grew to a record $1.59, which reflected a 50.0% increase over the $1.06 reported in the prior year. Working capital was $450.8 million at December 31, 2006, an increase of $89.6 million from working capital of $361.2 million at December 31, 2005. Cash and short-term investments increased by $23.5 million to $220.5 million in 2006 compared to $197.0 million at December 31, 2005, primarily due to our increased earnings.
     Our higher net sales and profitability for 2006 as compared to 2005 are the result of our dedicated efforts to consistently deliver trend-right styles, which has led to an increased demand for our in-season product, continued growth in our fashion and street lines, increased margins due to a shift in sales to our higher margin business units, increased international subsidiary and retail sales, and a reduction in general and administrative expenses as a percentage of net sales. Our domestic wholesale segment is our largest distribution channel comprising 64.1%, 63.0%, and 63.3% of our consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Our international wholesale sales comprised 15.2%, 16.3%, and 17.0% of our consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Retail sales comprised 19.7%, 20.0%, and 19.2% of our consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively, of which our domestic retail sales comprised 18.1%, 18.4%, and 17.6% of our consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Our international retail sales did not comprise more than 10% of our consolidated net sales in 2006, 2005 or 2004.
     Domestic wholesale unit sales volume increased 15.6% to 39.8 million pairs in 2006 from 34.4 million pairs in 2005, and our average selling price per pair increased 5.4% to $19.44 in 2006 from $18.45 in 2005. These increases in average selling price per pair and increase in unit sales volume were due to the continued improvement and favorable response to our in-season product in 2006.
2006 INITIATIVES
     Our positive results for 2006 were driven by focusing on our core strengths and initiatives which included:
     New product design and delivery. Our success depends on our ability to frequently introduce new styles and product lines as well as design products in anticipation of consumers’ ever-evolving preferences. This includes building our existing product lines with updates to proven sellers as well as creating new styles that we believe will become core to the line in upcoming seasons. Our focus in 2006 was primarily on updating many key sellers in our current lines and growing our fashion and street lines: 310 Motoring, Unltd. by Marc Ecko, Rhino Red, Kitson, Mark Nason, Siren by Mark Nason and Michelle K. During 2006 we introduced two new fashion lines: Red by Marc Ecko for women and Zoo York for men.
     Building our brands. As a marketing-driven company, we consistently focus on advertising the Skechers brand and our fashion and street brands in targeted publications, on key television programming and in high traffic areas and key malls. During 2006, we focused on creating effective and powerful advertising to communicate our message. We also continued our celebrity endorsee driven ads with the launch of our new Skechers celebrity endorsee, platinum recording artist Ashlee Simpson. We believe Ms. Simpson’s appeal and popularity has had a positive impact on our brand. In addition, we have increased the use of television campaigns for our Skechers men’s, women’s and children’s lines that we expect will further grow all of our brands.

     Our goal with our fashion and street lines is to increase brand recognition through the continued presence of print and television advertising in targeted markets. Each brand has its own print campaign and some may have additional forms of marketing, such as television. Of the nine brands that comprise our fashion and street lines, Unltd. by Marc Ecko and Rhino Red are globally recognized brands, Michelle K and Mark Nason are becoming more established through several years of marketing efforts, and 310 Motoring, Kitson, Red by Marc Ecko, Zoo York and Avirex are brands with rapidly growing recognition. In 2006, we signed Lost star Evangeline Lilly to support Michelle K. With the appeal and uniqueness of the 310 Motoring brand, we were able to develop a signature line of sneakers with multi-platinum hip hop recording artist The Game. In 2006, we continued our marketing program featuring The Game and released a second Hurricane shoe. We believe that these celebrity endorsee driven ad campaigns generated additional demand for our fashion and street products in 2006.
     Further grow our company-owned retail business. With a focus on profitably growing our retail business, in 2006 we increased our store count by 20 stores, and we saw double digit comparable store sales growth in our domestic retail business during 2006 and believe that it will continue to grow as we expand into new domestic markets.
     Building on our strong executive team. We strengthened our management team to support our future growth. In January 2006, we promoted our Chief Financial Officer David Weinberg to the position of Chief Operating Officer and appointed Fred Schneider, who had been a member of our Board of Directors and Chairman of our Audit Committee, as our Chief Financial Officer. This addition provides us with the management resources necessary to continue to manage the growth in our operations and infrastructure.
     Expand our e-commerce business. We believe the internet is an efficient and high margin distribution channel which allows us to communicate with consumers and manage customer relationships. Our e-commerce business supports our brands by improving our customer service and providing feedback about customer tastes and preferences. Our websites also provide a platform with strong growth potential while leveraging our existing distribution systems with modest capital investments. During 2006, we continued to improve and expand our e-commerce business with the redesign of the Skechers web site and fulfillment process as well as the introduction of our new fashion brand website www.soholab.com.
     Further develop our international businesses. In 2006, we continued to focus on improving our international operations by (i) increasing our customer base within our subsidiary business, (ii) increasing the product count within each account, (iii) delivering the right product into the right markets, specifically with our distributor business and (iv) tailoring our product offerings currently available to our international customers to increase demand for our product. Our international business is supported by eight subsidiaries that sell direct to wholesale accounts in 11 countries in Europe plus Canada. We believe the continued strength of our international business is a direct result of a broader acceptance of our trend-right product and increases in style counts. During 2006, several of our distributors implemented appropriate product and marketing efforts, which positioned them to improve their businesses during the year.
OUTLOOK FOR 2007
     We will continue to broaden our product offering in 2007 with new lines that do not directly compete with our existing brands and allow us the opportunity to broaden the targeted demographic profile of our consumer base, increase our shelf space and enter into new doors without detracting from existing business. For example, we recently announced a licensed line of footwear for Avirex, which is an aviation-inspired brand that we introduced in Spring 2007. We believe that our marketing campaign with Ashlee Simpson will continue to have a positive impact on the Skechers brand and will create further demand for our product in 2007. Singer/actress JoJo became the new face of Rhino Red with print ads and a television campaign that began in the first quarter of 2007, and later this year, we will launch our second celebrity endorsee marketing program in support of the 310 Motoring brand, this campaign featuring legendary rapper Nas and his 310 signature shoe. We believe that these celebrity endorsee driven ad campaigns, as well as the existing ones with The Game, Terrence Howard and Evangeline Lilly, should continue to generate additional demand for our fashion and street products in 2007. In our ongoing efforts to increase our retail distribution channel, we opened four stores in the first two months of 2007 while closing one store in Germany, bringing our domestic and international company-owned store count to 156. We plan to open another 20 to 25 company-owned stores in 2007.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005
Net sales
     Net sales for 2006 were $1.205 billion, an increase of $198.9 million, or 19.8%, over net sales of $1.006 billion in 2005. The increase in net sales was due to increased domestic wholesale sales, retail sales and international wholesale sales. Our domestic wholesale segment increased 21.9%, or $138.6 million, to $772.9 million compared to $634.3 million in 2005. The increase in domestic wholesale segment net sales came on a 15.6% unit sales volume increase to 39.8 million pairs from 34.4 million pairs in 2005. Our average selling price per pair increased 5.4% to $19.44 from $18.45 in 2005. The increase in sales was a result of increased demand for our in-season products and broader acceptance of our new lines, including sport fusion and casual fusion footwear. The strongest increases came in our Women’s Active, Men’s USA, and Kids lines.
     Our retail segment sales increased $35.8 million to $237.4 million in 2006, a 17.8% increase over sales of $201.6 million in 2005. The increase in retail sales was due to a net increase of 20 stores, increased sales across all three store formats and positive comparable store sales. During 2006, we opened 22 new domestic stores, one international store and closed three other domestic stores. These new stores contributed $10.0 million in net sales during 2006 as compared to new store sales of $4.6 million for eleven other stores opened in 2005. Of our new store additions, 14 were concept stores, eight were outlet stores, and one was a warehouse store. In addition, during 2006, we realized positive comparable store sales increases in our domestic retail stores (those opened at least one year) of 10.7% and 14.6% in our international retail stores. Our domestic retail sales increased 17.3% due to positive comparable sales and having seven retail stores that were opened in 2005 being open the entire year in 2006. Our international retail sales increased 22.6% in 2006 compared to 2005, due to increased comparable sales, the opening of one additional store, as well as favorable currency translation adjustments.
     We currently have 144 domestic retail stores as of February 28, 2007, and we believe that we have a presence in most major domestic markets. We currently plan to open between approximately 20 to 25 domestic retail stores in 2007. During 2006 we closed three under-performing retail stores, the same number in 2005. We periodically review all of our stores for impairment. During 2006, we did not record an impairment charge. During 2005, we recorded an impairment charge of $0.9 million related to leasehold improvements for two of our stores. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     Our international wholesale segment sales increased $20.2 million to $183.7 million in 2006, a 12.3% increase over sales of $163.5 million in 2005. Our international wholesale sales consist of direct subsidiary sales — those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $10.7 million, or 12.8%, to $94.1 million compared to net sales of $83.4 million in 2005. The increase in direct subsidiary sales was primarily due to increased sales into UK, Germany, Benelux, and Canada. Our distributor sales increased $9.5 million to $89.6 million in 2006, an 11.8% increase over sales of $80.1 million in 2005. This was primarily due to increased sales to our distributors in Panama, Russia, and Serbia.
     Our e-commerce sales increased $4.4 million to $11.4 million in 2006, a 61.3% increase over sales of $7.0 million in 2005. Our e-commerce sales made up less than 1% of our consolidated net sales in both 2006 and 2005.
Gross profit
     Gross profit for 2006 increased $102.8 million to $523.3 million as compared to $420.5 million in 2005. Our domestic wholesale segment increased $68.8 million, or 29.6%, to $301.2 million in 2006 compared to $232.4 million in 2005. Gross profit as a percentage of net sales, or gross margin, increased to 43.4% in 2006 from 41.8% in 2005.
     This gross margin increase was the result of the increase in domestic wholesale margins, which increased to 39.0% in 2006 from 36.6% for 2005 and an increase in retail margins to 63.8% in 2006 from 61.5% in 2005. This was partially offset by the decrease in international wholesale margins, which decreased to 35.4% in 2006 from 37.2% in 2005. Increased margins were a result of increased sales volume in our higher margin in-season products and broader acceptance of our new lines, including sport fusion and casual fusion footwear.
     Gross profit for our retail segment increased $27.5 million, or 22.2%, to $151.4 million in 2006 as compared to $123.9 million in 2005. This increase in gross profit was due to eleven stores that were opened in 2005 being open the entire year in 2006 and positive comparable store sales increases of 14.6% and 10.7% in our international and domestic stores, respectively. During 2006, we opened

22 new domestic stores, one international store and closed three other domestic stores. Gross margins increased to 63.8% in 2006 as compared to 61.5% in 2005. Again, increased margins were a result of increased sales volume in our higher margin in-season products and broader acceptance of our new lines, including sport fusion and casual fusion footwear.
     Gross profit for our international wholesale segment increased $4.2 million, or 7.0%, to $65.0 million for 2006 compared to $60.8 million in 2005. Gross margins were 35.4% for 2006 compared to 37.2% in 2005. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 42.4% in 2006 as compared to 44.0% in 2005. Gross margins for our distributor sales were 28.1% in 2006 as compared to 30.1% in 2005. The decrease in gross margins was primarily due to increased discounts and allowances.
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
Licensing
     Net licensing royalties decreased $2.5 million, or 37.9%, to $4.1 million for 2006 compared to $6.6 million in 2005. The decrease in net licensing royalties is primarily the result of decreased royalty revenue associated with our various licensing agreements.
Selling expenses
     Selling expenses increased by $28.5 million, or 35.0%, to $109.9 million for 2006 from $81.4 million in 2005. As a percentage of net sales, selling expenses were 9.1% and 8.1% in 2006 and 2005, respectively. Selling expenses consist primarily of the following accounts: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with marketing materials. The increase in selling expenses was primarily due to increased media advertising expenses of $22.1 million, increased sales commissions of $3.4 million due to higher revenues, and higher trade show expenses of $2.8 million.
General and administrative expenses
     General and administrative expenses increased by $35.6 million, or 13.2%, to $305.0 million for 2006 from $269.4 million in 2005. As a percentage of sales, general and administrative expenses were 25.3% and 26.8% in 2006 and 2005, respectively. General and administrative expenses consist primarily of the following: salaries, wages and related taxes, various overhead costs associated with our corporate staff including stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, amongst other expenses. Our distribution network related costs are included in general and administrative expenses and are not allocated to segments.
     The increase in general and administrative expenses was primarily due to increased salaries and wages of $21.2 million, which includes stock compensation costs of $2.0 million due to the adoption of SFAS 123(R) in January 2006, increased outside services of $3.5 million, higher rent expense of $3.2 million due to the opening of 23 retail stores, and increased warehouse and distribution costs of $3.0 million resulting from increased sales In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $77.6 million and $70.5 million for 2006 and 2005, respectively. We did not record any impairment charges in 2006. In 2005, impairment charges of $0.9 million related to the write-off of leasehold improvements at one of our domestic retail stores and one international retail store.
     We believe that we have established our presence in most major domestic and international retail markets. We opened 22 domestic retail stores and one international retail store in 2006, while closing three other domestic stores. We currently plan to open between 20 and 25 domestic stores in 2007. In addition, we plan to continue to pursue opportunistic international retail store locations.
     We continue to review our cost structure to develop efficiencies within our operations; however, we believe that our current cost structure is consistent with our anticipated sales levels in 2007.

Interest income
     Interest income for 2006 increased $4.0 million to $8.4 million compared to $4.4 million for the same period in 2005. The increase in interest income resulted from higher interest rates and higher average cash and investment balances during 2006 when compared to the same period in 2005.
Interest expense
     Interest expense was $9.2 million for 2006 and 2005. Interest expense is incurred on our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations and interest on amounts owed to our foreign manufacturers. We expect our interest expense to be lower in 2007 as compared to 2006 due to the conversion of our 4.5% convertible subordinated notes to common stock as of February 20, 2007.
Other income (expense)
     Other income, net decreased $0.3 million to $1.0 million for 2006, compared to $1.3 million in 2005. The decrease in other income was mainly due to lower recoveries related to the settlement of various lawsuits during 2006 as compared to 2005, offset by foreign currency gains.
Income taxes
     The effective tax rate for 2006 was 37.0% as compared to 38.6% in 2005. Income tax expense for 2006 was $41.7 million compared to $28.1 million for 2005. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2006 rate is slightly lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2006, withholding and U.S. taxes have not been provided on approximately $6.0 million of cumulative undistributed earnings.
YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004
Net sales
     Net sales for 2005 were $1.006 billion, an increase of $86.2 million, or 9.4%, over net sales of $920.3 million in 2004. The increase in net sales was due to increased domestic wholesale sales, retail sales and increased direct international sales in Germany, Spain, Benelux, Italy and Canada, offset by decreased sales in the United Kingdom and France. Our domestic wholesale segment increased 8.9%, or $52.1 million, to $634.3 million compared to $582.2 million in 2004. The increase in domestic wholesale segment net sales came on a 8.1% unit sales volume increase to 34.4 million pairs from 31.8 million pairs in 2004. Our average selling price per pair increased 0.7% to $18.45 from $18.31 in 2004. The increase in sales was a result of increased demand for our in-season products and broader acceptance of our new lines, including sport fusion and casual fusion footwear. The strongest increases came in our Women’s Active, Mark Ecko Footwear, and Men’s USA lines.
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
     Our e-commerce sales increased $2.2 million to $7.0 million in 2005, a 46.0% increase over sales of $4.8 million in 2004. Our e-commerce sales made up less than 1% of our consolidated net sales in both 2005 and 2004.
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
General and administrative expenses
     General and administrative expenses increased by $20.4 million, or 8.2%, to $269.4 million for 2005 from $249.0 million in 2004. As a percentage of sales, general and administrative expenses were 26.8% and 27.1% in 2005 and 2004, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages and related payroll costs of $11.2 million, increased depreciation and repairs and maintenance for our stores of $2.5 million, and increased warehouse and distribution costs of $1.7 million. We did not record any stock compensation costs in 2005. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products totaled $70.5 million and $71.3 million for 2005 and 2004, respectively. Impairment charges related to the write-off of leasehold improvements at one of our domestic and one international retail stores was $0.9 million in 2005 as compared to $40,000 for the same period last year.

Interest income
     Interest income for 2005 increased $3.2 million to $4.4 million compared to $1.2 million for the same period in 2004. The increase in interest income resulted from higher interest rates and higher average cash and investment balances during 2005 when compared to the same period in 2004.
Interest expense
     Interest expense was $9.2 million for 2005 and 2004. Interest expense is incurred on our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations and interest on amounts owed to our foreign manufacturers.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at December 31, 2006 was $450.8 million, an increase of $89.6 million from working capital of $361.2 million at December 31, 2005. Our cash and cash equivalents at December 31, 2006 were $160.5 million compared to $197.0 million at December 31, 2005. The decrease in cash and cash equivalents of $36.5 million was the result of utilizing excess cash to purchase $60.0 million of short-term investments, additional inventory of $64.4 million and capital expenditures of $27.6 million which were offset by our cash flow from operations of $26.0 million, and proceeds of $19.0 million from stock options exercised.
     During 2006, our operating activities generated $26.0 million in net cash compared to cash provided by operating activities of $75.5 million for 2005. The significant reduction in our operating cash flows for 2006, when compared to 2005, was mainly the result of increased inventory and accounts receivable balances partially offset by increased cashflow from operations and an increase in accounts payable. We increased our inventory levels to accommodate the higher demand for our products and our receivables increased due to our increase in net sales.
     Net cash used in investing activities was $87.6 million for 2006 as compared to $13.6 million in 2005. During 2006, we purchased $60.0 million in short-term investments to better utilize our cash balances. Capital expenditures for 2006 were approximately $27.6 million, of which $12.5 million related to the construction of our new corporate headquarters and the balance primarily consisted of new store openings and remodels. This was compared to capital expenditures of $13.6 million in the prior year, which primarily consisted of new store openings and remodels and warehouse equipment upgrades. During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $14.5 million was incurred as of December 31, 2006. We expect the building to be completed by the end of 2007. Excluding the construction of our corporate headquarters, we expect our ongoing capital expenditures for 2007 to be approximately $15.0 million, which includes opening between 20 to 25 domestic retail stores, capital improvements at our distribution centers and investments in information technology. We currently anticipate that our capital expenditure requirements for 2007 will be funded through our operating cash flows or current cash on hand, or available lines of credit.

     Net cash provided by financing activities was $22.9 million during 2006 compared to net cash used by financing activities of $0.7 million during 2005. The increase in cash provided by financing activities was due to increased cash provided from the issuance of Class A Common Stock upon the exercise of stock options in 2006 as compared to the prior year and a balloon repayment of our long-term debt of $4.6 million in 2005.
     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% convertible subordinated notes due April 15, 2007. Interest on the notes is paid semi-annually in April and October of each year. Discount and issuance costs of approximately $3.4 million are being amortized to interest expense over the term of the notes. The notes were convertible at the option of the holders into shares of Class A Common Stock at a conversion rate of 38.5089 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $25.968 per share. The notes were unsecured and subordinated to our present and future senior debt as well as indebtedness and other liabilities of our subsidiaries. The indenture did not restrict our incurrence of indebtedness, including senior debt, or our subsidiaries’ incurrence of indebtedness.
     On January 19, 2007, we called these notes for redemption. The redemption date was February 20, 2007. The aggregate principal amount of notes outstanding was $90.0 million. Holders of $89.969 million principal amount of the notes, which included $2.5 million of principal amount of the notes held by us, converted their notes into shares of our Class A Common Stock prior to the redemption date. As a result of these conversions, 3,464,594 shares of Class A Common Stock were issued to holders of the notes, which included 96,272 shares issued to us that were immediately retired. In connection with these conversions, we paid approximately $500 in cash to holders who elected to convert their notes, which represented cash paid in lieu of fractional shares. In addition, we paid approximately $32,000 to holders who redeemed their notes, which represented the redemption price of 100.9% of $31,000 principal amount of the notes plus accrued interest.
     On May 31, 2006, we amended our secured line of credit, which permits our company and certain of our subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. Borrowings bear interest at the borrowers’ election based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. We pay a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the year-ended December 31, 2006; hence, the fixed charge ratio requirement was not applicable at such date. No amounts were outstanding and we were in compliance with all other covenants of the loan agreement at December 31, 2006.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand, short-term investments and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through 2007. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term obligations (1)	$90,000	$90,000	—	—	—
Other long-term debt	22,865	1,783	$3,567	$17,515	—
Capital lease obligations	216	216	—	—	—
Operating lease obligations (2)	241,582	37,766	68,662	56,341	$78,813
Purchase obligations (3)	210,331	210,331	—	—	—
Construction contract (4)	4,038	4,038	—	—	—
Minimum payments related to our licensing arrangements	8,855	4,375	2,240	2,240	—
Financed insurance premiums	1,304	1,304	—	—	—

	$579,191	$349,813	$74,469	$76,096	$78,813

(1)	The long-term notes consists of our 4.50% convertible notes due April 15, 2007, of which $89.969 million were redeemed and converted to equity as of February 20, 2007.

(2)	Operating lease commitments consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at December 31, 2006.

(3)	Purchase obligations includes the following: (i) accounts payable balances for the purchase of footwear of $85.0 million, (ii) outstanding letters of credit of $10.0 million and (iii) open purchase commitments with our foreign manufacturers for $115.3 million. We currently expect to fund these commitments with cash flows from operations and/or cash on hand.

(4)	During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $14.5 million was incurred at December 31, 2006. We expect the building to be completed by the end of 2007.
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
     We believe the following critical accounting estimates are affected by more significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of long-lived assets, litigation reserves, valuations of deferred income taxes, foreign currency translation and stock-based compensation.

     Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. Domestically, goods are shipped Free on Board (“FOB”) shipping point directly from our domestic distribution center in Ontario, California. For our European international wholesale accounts, product is shipped FOB shipping point direct from our distribution center in Liege, Belgium. For our distributor sales, the goods are delivered directly from the independent factories to our distributors’ freight forwarders on a Free Named Carrier (FCA) basis. We recognize revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales. We recognize revenue from retail sales at the point of sale.
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
     Allowance for bad debts, returns, sales allowances and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account, and it is adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.
     We also reserve for potential disputed amounts or chargebacks with our customers. Our chargeback reserve is based on a collectibility percentage based on factors such as historical trend, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and allowances based on historical trends.
     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the last two months. This percentage is based on our historical loss rate. Gross trade accounts receivable balance was $188.3 million and the allowance for bad debts, returns, sales allowances and customer chargebacks was $10.6 million at December 31, 2006.
     Inventory write-downs. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At December 31, 2006, our gross inventory value was $201.5 million and our inventory reserve was $0.6 million.
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
     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our domestic retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative contribution opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. For the year ended December 31, 2006, we did not record an impairment charge.
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
     Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2006, we had net deferred tax assets of $21.5 million and a valuation allowance of $0.5 million against losses not expected to be utilized by certain foreign subsidiaries. See “—Future Accounting Changes” for a discussion of the application of FIN 48.
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
     Stock-based compensation. Beginning on January 1, 2006, we implemented and adopted a new critical accounting policy, Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to recognize compensation for stock options, nonvested shares and employee stock purchase plan (ESPP) shares at fair value. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate the fair value of our stock option awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements for the year-ended December 31, 2006 reflect the impact of SFAS 123(R). Stock compensation expense as a result of SFAS 123(R) was recorded to general and administrative expenses and was $2.0 million for the year ended December 31, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact of the adoption is discussed in note 7 to the Consolidated Financial Statements.

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
EXCHANGE RATES
     We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2006 and 2005, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits companies to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. We adopted the provisions of SAB 108 on December 31, 2006 and such adoption did not have a material impact on our consolidated financial statements.
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
     FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the balance sheet and statement of earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements, however, we do not expect the adoption of FIN 48 will have a material impact on our financial condition or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
     We do not hold any derivative securities that require fair value presentation under FASB Statement No. 133.
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.
     Interest rate fluctuations. The interest rate charged on our line of credit facility is based on either the prime rate of interest or the LIBOR, and changes in the either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2006, no amounts were outstanding that were subject to changes in interest rates.
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
     We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in note 7 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Skechers U.S.A. Inc’s., internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skechers U.S.A., Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Skechers U.S.A., Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skechers U.S.A., Inc’s. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Skechers U.S.A., Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Skechers U.S.A., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ KPMG LLP
Los Angeles, California
March 14, 2007

SKECHERS U.S.A., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$160,485	$197,007
Short-term investments	60,000	—
Trade accounts receivable, less allowances of $10,558 in 2006 and $7,196 in 2005	177,740	134,600
Other receivables	8,035	6,888

Total receivables	185,775	141,488

Inventories	200,877	136,171
Prepaid expenses and other current assets	15,321	11,628
Deferred tax assets	9,490	5,755

Total current assets	631,948	492,049

Property and equipment, at cost, less accumulated depreciation and amortization	87,645	72,945
Intangible assets, less accumulated amortization	633	1,131
Deferred tax assets	11,984	9,337
Other assets, at cost	4,843	6,495

TOTAL ASSETS	$737,053	$581,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	576	1,040
Accounts payable	161,150	108,395
Accrued expenses	19,435	21,404

Total current liabilities	181,161	130,839

4.50% convertible subordinated notes	89,969	90,000
Long-term borrowings, excluding current installments	16,836	17,288

Total liabilities	287,966	238,127

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 28,103 and 23,382 shares issued and outstanding at December 31, 2006 and 2005, respectively	28	23
Class B Common Stock, $.001 par value; 60,000 shares authorized; 13,768 and 16,651 shares issued and outstanding at December 31, 2006 and 2005, respectively	14	17
Additional paid-in capital	156,374	126,274
Accumulated other comprehensive income	11,200	7,039
Retained earnings	281,471	210,477

Total stockholders’ equity	449,087	343,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$737,053	$581,957

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	2006	2005	2004
Net sales	$1,205,368	$1,006,477	$920,322
Cost of sales	682,022	585,995	549,465

Gross profit	523,346	420,482	370,857
Royalty income, net	4,114	6,628	7,060

	527,460	427,110	377,917

Operating expenses:
Selling	109,886	81,378	79,673
General and administrative	305,030	269,436	248,999

	414,916	350,814	328,672

Earnings from operations	112,544	76,296	49,245

Other income (expense):
Interest income	8,351	4,368	1,179
Interest expense	(9,227)	(9,154)	(9,152)
Other, net	980	1,287	(2,552)

	104	(3,499)	(10,525)

Earnings before income taxes	112,648	72,797	38,720
Income tax expense	41,654	28,080	15,167

Net earnings	$70,994	$44,717	$23,553

Net earnings per share:
Basic	$1.73	$1.13	$0.61

Diluted	$1.59	$1.06	$0.59

Weighted average shares:
Basic	41,079	39,686	38,638

Diluted	46,139	44,518	39,800

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME	EARNINGS	EQUITY
Balance at December 31, 2003	19,116	18,886	19	19	105,272	8,137	142,207	255,654
Comprehensive income:
Net earnings	—	—	—	—	—	—	23,553	23,553
Foreign currency translation adjustment	—	—	—	—	—	3,868	—	3,868

Total comprehensive								27,421

Deferred compensation	—	—	—	—	129	—	—	129
Contribution of common stock to the 401(k) Plan	94	—	—	—	763	—	—	763
Proceeds from issuance of common stock under the employee stock purchase plan	165	—	—	—	1,384	—	—	1,384
Proceeds from issuance of common stock under the employee stock option plan	984	—	1	—	7,521	—	—	7,522
Tax benefit of stock options exercised	—	—	—	—	2,022	—	—	2,022
Conversion of Class B Common Stock into Class A Common Stock	1,875	(1,875)	2	(2)	—	—	—	—

Balance at December 31, 2004	22,234	17,011	$22	$17	$117,091	$12,005	$165,760	$294,895
Comprehensive income:
Net earnings	—	—	—	—	—	—	44,717	44,717
Foreign currency translation adjustment	—	—	—	—	—	(4,966)	—	(4,966)

Total comprehensive income								39,751

Contribution of common stock to the 401(k) Plan	59	—	—	—	767	—	—	767
Proceeds from issuance of common stock under the employee stock purchase plan	135	—	—	—	1,550	—	—	1,550
Proceeds from issuance of common stock under the employee stock option plan	594	—	1	—	5,365	—	—	5,366
Tax benefit of stock options exercised	—	—	—	—	1,501	—	—	1,501
Conversion of Class B Common Stock into Class A Common Stock	360	(360)	—	—	—	—	—	—

Balance at December 31, 2005	23,382	16,651	$23	$17	$126,274	$7,039	$210,477	$343,830
Comprehensive income:
Net earnings	—	—	—	—	—	—	70,994	70,994
Foreign currency translation adjustment	—	—	—	—	—	4,161	—	4,161

Total comprehensive income								75,155

Stock compensation expense	—	—	—	—	2,029	—	—	2,029
Proceeds from issuance of common stock under the employee stock purchase plan	122	—	1	—	1,907	—	—	1,908
Proceeds from issuance of common stock under the employee stock option plan	1,716	—	1	—	17,054	—	—	17,055
Tax benefit of stock options exercised	—	—	—	—	9,110	—	—	9,110
Conversion of Class B Common Stock into Class A Common Stock	2,883	(2,883)	3	(3)	—	—	—	—

Balance at December 31, 2006	28,103	13,768	$28	$14	$156,374	$11,200	$281,471	$449,087

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$70,994	$44,717	$23,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,203	22,070	20,523
Amortization of deferred financing costs	765	765	765
Amortization of intangible assets	502	523	490
Provision for bad debts and returns	4,591	2,882	4,871
Tax benefits from stock-based compensation	4,144	1,501	2,022
Non cash stock compensation	2,030	—	129
Provision for deferred taxes	(6,382)	(6,322)	(3,150)
Loss on disposal of equipment	299	170	163
(Increase) decrease in assets:
Receivables	(47,994)	(22,106)	(24,150)
Inventories	(64,364)	13,202	(11,560)
Prepaid expenses and other current assets	(3,530)	(871)	216
Other assets	1,340	(2,476)	93
Increase (decrease) in liabilities:
Accounts payable	49,563	13,777	16,387
Accrued expenses	(2,122)	7,664	2,694

Net cash provided by operating activities	26,039	75,496	33,046

Cash flows used in investing activities:
Capital expenditures	(27,560)	(13,627)	(15,875)
Purchases of short-term investments	(113,100)	—	—
Maturities of short-term investments	53,100	—	—
Purchase of intellectual property	—	—	(125)
Proceeds from the sales of property and equipment	—	—	35

Net cash used in investing activities	(87,560)	(13,627)	(15,965)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	18,963	6,916	8,906
Excess tax benefits from stock-based compensation	4,966	—	—
Payments on long-term debt	(1,008)	(7,660)	(3,043)

Net cash provided by (used in) financing activities	22,921	(744)	5,863

Net increase (decrease) in cash and cash equivalents	(38,600)	61,125	22,944
Effect of exchange rates on cash and cash equivalents	2,078	(1,771)	1,230

Cash and cash equivalents at beginning of year	197,007	137,653	113,479

Cash and cash equivalents at end of year	$160,485	$197,007	$137,653

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,560	$8,374	$8,190
Income taxes	47,064	27,914	15,761

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company issued 59,203, and 93,692 shares of Class A Common Stock to the Company’s 401(k) plan, with a value of $767,000, and $763,000 for the years ended December 31, 2005 and 2004, respectively. No shares of Class A Common Stock were issued to the Company’s 401(k) plan in 2006.
See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
     (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	The Company
     Skechers U.S.A., Inc. (the “Company”) designs, develops, markets and distributes footwear. The Company also operates retail stores and an e-commerce business.
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
(b)	Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Significant areas requiring the use of management estimates relate primarily to the revenue recognition, valuation allowances, inventory reserves, valuation of intangible and long-lived assets, litigation accruals, valuations of deferred income taxes, accruals for tax exposures, foreign currency translation and stock-based compensation. Actual results could differ from those estimates.
(c)	Business Segment Information
     Skechers operations and segments are organized along its distribution channels and consists of the following: domestic wholesale, international wholesale, retail and e-commerce sales. Information regarding these segments is summarized in Note 14 to the Consolidated Financial Statements.
(d)	Revenue Recognition
     The Company recognizes revenue on wholesale sales when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at the time of shipment. Allowances for estimated returns, sales allowances, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales. The Company recognizes revenue from retail sales at the point of sale.
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
(e)	Cash and Cash Equivalents
     Cash and cash equivalents consist primarily of certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
(f)	Short–Term Investments
     In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Highly liquid investments with maturities beyond one year may also be classified as short-term based on their liquidity, management’s intentions and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments consist of auction rate securities and corporate and municipal debt securities. Auction rate securities have an underlying long-term maturity; however, they are traded and interest rates reset through a modified

Dutch auction at predetermined short-term intervals of usually 7, 28, or 35 days, which makes them highly liquid by nature. Corporate and municipal debt securities typically have maturities or interest rate resets of less than 180 days. Fair market values of short-term investments are based on quoted market prices. These securities are considered available-for-sale and recorded on the Company’s books at fair market value, with the unrealized gains and losses, net of tax, included in stockholders’ equity.
(g)	Foreign Currency Translation
     In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), certain international operations use the respective local currencies as their functional currency, while other international operations use the U.S. Dollar as their functional currency. The Company considers the U.S. dollar as its functional currency. The Company operates internationally through the following foreign subsidiaries: Skechers USA Ltd., located in the United Kingdom, with a functional currency of the British Pound; Skechers USA Canada, Inc., located in Canada, with a functional currency of the Canadian dollar; Skechers USA Iberia, SL located in Spain, Skechers USA Deutschland GmbH located in Germany, Skechers USA France S.A.S. located in France, Skechers EDC SPRL located in Belgium, Skechers USA Benelux B.V. located in the Netherlands, Skechers USA Italia S.r.l., located in Italy, all with a functional currency of the Euro. Translation adjustments for these subsidiaries are included in other comprehensive income. Additionally, one international subsidiary, Skechers S.a.r.l. located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings (loss). Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translation of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.
(h)	Inventories
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
(i)	Income Taxes
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
(j)	Depreciation and Amortization
     Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or remaining lease term, which ever is shorter

(k)	Intangible Assets
     Goodwill and indefinite-lived intangible assets are measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives continue to be amortized over their useful lives ranging from 5–10 years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(2,667)	(2,169)

Total Intangible Assets	$633	$1,131

(l)	Long-Lived Assets
     Long-lived assets such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recognized impairment charges of approximately $0.9 million, and $40,000 for the years ended December 31, 2005 and 2004, respectively. The Company did not record an impairment charge in 2006. The impairment charges in 2005 and 2004 related to the write down of leasehold improvements at six under-performing company owned retail stores. Fair value was based on estimated future cash flows.
(m)	Advertising Costs
     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was approximately $83.0 million, $58.2 million, and $56.0 million, respectively. Prepaid advertising costs at December 31, 2006 and 2005 were $3.0 million and $2.4 million, respectively. Prepaid amounts outstanding at December 31, 2006 and 2005 represent the unamortized portion of endorsement contracts and advertising in trade publications which had not run as of December 31, 2006 and 2005, respectively.
(n)	Earnings Per Share
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
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

	Year Ended December 31,
Basic earnings per share	2006	2005	2004
Net earnings	$70,994	$44,717	$23,553
Weighted average common shares outstanding	41,079	39,686	38,638
Basic earnings per share	$1.73	$1.13	$0.61

	Year Ended December 31,
Diluted earnings per share	2006	2005	2004
Net earnings	$70,994	$44,717	$23,553
After tax effect of interest expense on 4.50% convertible subordinated notes	2,553	2,487	—

Earnings for purposes of computing diluted earnings per share	$73,547	$47,204	$23,553

Weighted average common shares outstanding	41,079	39,686	38,638
Dilutive stock options	1,594	1,366	1,162
Weighted average assumed conversion of 4.50% convertible subordinated notes	3,466	3,466	—

Weighted average common shares outstanding	46,139	44,518	39,800

Diluted earnings per share	$1.59	$1.06	$0.59

     Options to purchase 764,500, and 1,689,717 shares of Class A common stock at prices ranging from $2.78 to $24.00 that were outstanding at December 31, 2005 and 2004, respectively were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive. There were no options were excluded from the calculation at December 31, 2006. The impact from the assumed conversion of the 4.50% convertible subordinated notes in 2004 was anti-dilutive and, was therefore excluded from those calculations.
(o)	Product Design and Development Costs
     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $8.3 million, $6.0 million, and $5.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.
(p)	Fair Value of Financial Instruments
     The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
     The fair value of the Company’s long-term borrowings reflects the fair value based upon current rates available to the Company for similar debt. The fair value of the Company’s 4.50% Convertible Subordinated Notes at December 31, 2006 was $115.4 million, based on the price of the debt in the public market, which was above the carrying value of $90.0 million.
(q)	New Accounting Standards
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits companies to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. We adopted the provisions of SAB 108 on December 31, 2006 and such adoption did not have any impact on our consolidated financial statements.
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
     FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the balance sheet and statement of earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements, however, we do not expect the adoption of FIN 48 will have a material impact on our financial condition or results of operations.
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
     (2) SHORT TERM INVESTMENTS
     Short-term investments consist of certain marketable equity securities and other investments aggregating $60.0 million at December 31, 2006, and are included in current assets in the accompanying consolidated balance sheet. Unrealized gains and losses related to marketable equity securities at December 31, 2006, were negligible.

     (3) PROPERTY AND EQUIPMENT
     Property and equipment at December 31, 2006 and 2005 is summarized as follows (in thousands):

	2006	2005
Land	$14,358	$14,358
Buildings and improvements	49,454	33,536
Furniture, fixtures and equipment	81,164	74,034
Leasehold improvements	66,708	56,177

Total property and equipment	211,684	178,105
Less accumulated depreciation and amortization	124,039	105,160

Property and equipment, net	$87,645	$72,945

     The Company capitalized $0.3 million of interest expense during 2006 relating to the construction of our corporate headquarters.
     (4) ACCRUED EXPENSES
     Accrued expenses at December 31, 2006 and 2005 is summarized as follows (in thousands):

	2006	2005
Accrued inventory purchases	$4,678	$4,535
Accrued payroll and related taxes	13,914	10,140
Income taxes payable	—	5,885
Accrued interest	843	844

Accrued expenses	$19,435	$21,404

     (5) SHORT-TERM BORROWINGS
     On May 31, 2006, the Company amended its secured line of credit, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. Borrowings bear interest at the borrowers’ election based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. The Company pays a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the three months ended December 31, 2006; hence, the fixed charge ratio requirement was not applicable at such date. No amounts were outstanding and the Company was in compliance with all other covenants of the loan agreement at December 31, 2006. The Company had $10.0 million of outstanding letters of credit as of December 31, 2006.

     (6) LONG-TERM BORROWINGS
     Long-term debt at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
4.50% convertible subordinated notes due April 15, 2007 (see below)	$90,000	$90,000
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	9,790	10,004
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,776 due February 2011	7,383	7,420
Capital lease obligation, due in quarterly installments of $171.6 (includes principal and interest), fixed rate of interest at 7.0%, secured by property, through July 2007 (see note 13)	206	805
Capital lease obligations, interest rates from 7.12%-7.9%, secured by equipment, maturing in various installments through January 2007 (see note 13)	2	99

Subtotal	107,381	108,328
Less current installments	576	1,040

Total long-term debt	$106,805	$107,288

     The aggregate maturities of long-term borrowings at December 31, 2006 are as follows:

2007 (Includes $89.969 million converted to equity as of February 20, 2007.)	$90,545
2008	363
2009	394
2010	426
2011	15,653

$107,381

     On January 19, 2007, we called our 4.5% convertible subordinated notes for redemption. The redemption date was February 20, 2007. The aggregate principal amount of notes outstanding was $90.0 million. Holders of $89.969 million principal amount of the notes, which included $2.5 million of principal amount of the notes held by us, converted their notes into shares of our Class A Common Stock prior to the redemption date. As a result of these conversions, 3,464,594 shares of Class A Common Stock were issued to holders of the notes, which included 96,272 shares issued to the Company that were immediately retired. In connection with these conversions, the Company paid approximately $500 in cash to holders who elected to convert their notes, which represented cash paid in lieu of fractional shares. In addition, the Company paid approximately $32,000 to holders who redeemed their notes, which represented the redemption price of 100.9% of $31,000 principal amount of the notes plus accrued interest. As a result of the subsequent conversion of $89.969 million of the notes into equity, the Company has classified such amount as a long-term liability at December 31, 2006, under Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced an amendment of ARB No. 43, Chapter 3.
     The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross default provisions. The Company is in compliance with all its material non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt as of December 31, 2006.
     (7) STOCK COMPENSATION
(a)	Impact of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”)
     On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Previously, the Company had followed Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and accounted for employee stock options at intrinsic value. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the grant date fair value using the Black-Scholes valuation model. For these awards, we have recognized compensation expense on a straight-line basis. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year-ended December 31, 2006 has been reduced for estimated forfeitures. For the year ended December 31, 2006, stock compensation expense as a result of SFAS 123(R) was $2.0 million and was recorded to general and administrative expenses which represented a reduction of earnings before income taxes in the same amount. The impact to 2006 net income was a reduction of $1.6 million. No stock compensation expense was recorded during 2004 or 2005.
(b)	Equity Incentive Plan
     In January 1998, the Board of Directors of the Company adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan for the grant of qualified incentive stock options (ISO), stock options not qualified and deferred stock and restricted stock (the “Equity Incentive Plan”). The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). In June 2001, the stockholders approved an amendment to the plan to increase the number of shares of Class A Common Stock authorized for issuance under the plan to 8,215,154. In May 2003, stockholders approved an amendment to the plan to increase the number of Class A Common Stock authorized for issuance under the plan to 11,215,154. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally become exercisable over a four-year graded vesting period and expire ten years from the date of grant.
     Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized from tax deductions for exercised options and vesting of nonvested stock in excess of the deferred tax assets attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $5.0 million of excess tax benefits for the year-ended December 31, 2006 have been classified as a financing cash inflow. Cash received from stock option exercises for the year-ended December 31, 2006, 2005 and 2004 was $17.1 million, $5.4 million and $7.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock options and vesting of nonvested shares totaled $9.3 million, $1.5 million and $2.0 million for the year-ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized for stock-based compensation costs was $0.4 million for the year-ended December 31, 2006. No income tax benefit for stock-based compensation costs was recognized for the year ended December 31, 2005 or 2004. The impact of SFAS 123(R) stock-based compensation expense was a reduction of $0.05 earnings per basic and $0.04 per diluted share for the year ended December 31, 2006. The Company plans to issue new shares for stock options exercised and nonvested shares that vest.
(c)	Valuation Assumptions
     For pro forma net earnings purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical share price data. The Company uses historical employee exercise and cancellation data to estimate expected term and forfeiture rates. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant. Employees that have similar historical exercise behavior are considered separately for valuation purposes. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Because the Black-Scholes based option valuation models incorporate ranges of assumptions for inputs, those inputs are disclosed in the table as follows:

	2006	2005	2004
Dividend yield	—	—	—
Expected volatility	62%	71%	73%
Risk-free interest rate	4.52%	3.88%	3.23%
Expected life of option	7	5	5

     Using the Black-Scholes option valuation model the weighted-average fair value per share of options granted during 2006, 2005 and 2004 was $12.70, $8.28, and $5.39, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $25.5 million, $4.0 million, and $5.2 million, respectively.

(d)	Stock-Based Payment Awards
     Shares subject to option under the Equity Incentive Plan were as follows:

		WEIGHTED
	SHARES	OPTION EXERCISE PRICE
Outstanding at December 31, 2003	5,232,487	$10.75
Granted	905,000	8.47
Exercised	(983,947)	7.75
Canceled	(178,199)	11.40

Outstanding at December 31, 2004	4,975,341	10.90
Granted	35,000	13.52
Exercised	(593,671)	9.04
Canceled	(207,233)	14.89

Outstanding at December 31, 2005	4,209,437	10.98
Granted	15,000	19.49
Exercised	(1,711,945)	9.96
Canceled	(26,910)	10.35

Outstanding at December 31, 2006	2,485,582	$11.74

Options available for grant at December 31, 2006	3,238,757

     As of December 31, 2006, there was approximately $0.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. stock options and restricted stock) granted under our Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the period ended December 31, 2006 was $1.6 million.
     The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
					WEIGHTED
	NUMBER	WEIGHTED	WEIGHTED	NUMBER	AVERAGE
RANGE OF	OUTSTANDING	AVERAGE REMAINING	AVERAGE	EXERCISABLE AT	EXERCISE
EXERCISE PRICE	DECEMBER 31, 2006	CONTRACTUAL LIFE	EXERCISE PRICE	DECEMBER 31, 2006	PRICE
$2.78 to $3.94	41,783	3.0 years	$3.94	41,783	$3.94
$6.95 to $8.35	860,439	6.4 years	7.44	687,939	7.34
$9.07 to $11.00	507,941	4.1 years	10.68	498,191	10.68
$12.31 to $19.49	855,919	3.7 years	14.07	814,294	13.99
$21.60 to $24.00	219,500	4.4 years	23.45	219,500	23.45

	2,485,582	4.8 years	$11.74	2,261,707	$11.97

     As of December 31, 2006, 2005 and 2004, the number of options exercisable for each year was 2,261,707, 3,718,812, and 3,889,109, respectively. The weighted-average exercise price of those options was $11.97, $11.27, and $11.00, respectively. The total intrinsic value of options outstanding and exercisable at December 31, 2006 was $29.2 million and $27.1 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.3 million options that were in-the-money at December 31, 2006.

     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plan as of and during the period ended December 31, 2006 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2005	—	—
Granted	22,000	$16.52
Vested	(4,667)	17.01

Nonvested at December 31, 2006	17,333	$16.38

     The nonvested shares generally vest over a four-year graded vesting period and expire ten years from the date of grant.
(e)	Stock Purchase Plan
     Effective July 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides that a total of 2,781,415, shares of Class A Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. The ESPP permits eligible employees to purchase Class A Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Class A Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Class A Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. During 2006, 2005 and 2004, 121,378, 135,387, and 164,502 shares were issued, respectively, under the ESPP for which the Company received approximately $1.9 million, $1.6 million, and $1.4 million, respectively.
(f)	Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)
     The following table illustrates the effects on net earnings if compensation cost for the Company’s stock option plans and its stock purchase plans had been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model in each period (in thousands):

	2005	2004
Net earnings, as reported	$44,717	$23,553
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(1,853)	(4,012)

Pro forma net earnings for basic pro forma earnings per share	42,864	19,541
Add back interest on 4.50% debentures, net of tax	2,487	—

Pro forma net earnings for diluted pro forma earnings per share	$45,351	$19,541

Pro forma net earnings per share:
Basic	$1.08	$0.51
Diluted	1.02	0.49
     Pro forma basic net earnings per share represents net pro forma earnings divided by the weighted average number of common shares outstanding for the period. Pro forma diluted earnings per share, in addition to the weighted average determined for pro forma basic earnings per share, includes the dilutive effect of common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% convertible subordinated notes if their effects are dilutive.

     (8) STOCKHOLDERS’ EQUITY
Stock Issuances
     The authorized capital stock of the Company consists of 100,000,000 shares of Class A Common Stock, par value $.001 per share, 60,000,000 shares of Class B Common Stock, par value $.001 per share, and 10,000,000 shares of preferred stock, $.001 par value per share.
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
     During 2006, 2005 and 2004 certain Class B stockholders converted 2,883,000, 360,000, and 1,875,372 shares, respectively, of Class B Common Stock to Class A Common Stock.
     (9) TOTAL OTHER INCOME (EXPENSE), NET
     Other income (expense), net at December 31, 2006, 2005 and 2004 is summarized as follows (in thousands):

	2006	2005	2004
Gain (loss) on foreign currency transactions	$116	$(351)	$(258)
Legal settlements	864	1,638	(2,294)

Total other income, net	$980	$1,287	$(2,552)

     (10) INCOME TAXES
     The provisions for income tax expense were as follows (in thousands):

	2006	2005	2004
Federal:
Current	$38,252	$27,562	$15,060
Deferred	(4,451)	(4,157)	(2,328)

Total federal	33,801	23,405	12,732

State:
Current	7,398	5,417	3,087
Deferred	(586)	(588)	(1,415)

Total state	6,812	4,829	1,672

Foreign :
Current	2,192	1,423	170
Deferred	(1,151)	(1,577)	593

Total foreign	1,041	(154)	763

Total income taxes	$41,654	$28,080	$15,167

     Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2006	2005	2004
Expected income tax expense	$39,427	$25,479	$13,552
State income tax, net of federal benefit	4,611	3,585	1,296
Rate differential on foreign income	(379)	(720)	721
Non-deductible expenses	689	321	301
Change in valuation allowance	(967)	(974)	(288)
Other	(1,727)	389	(415)

Total provision for income taxes	$41,654	$28,080	$15,167

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands):

DEFERRED TAX ASSETS:	2006	2005
Deferred tax assets — current:
Inventory adjustments	$2,991	$2,037
Accrued expenses	4,661	4,160
Allowances for bad debts and chargebacks	4,732	2,293

Total current assets	12,384	8,490
Deferred tax assets — long term:
Depreciation on property and equipment	9,633	8,351
Loss carryforwards	2,737	2,441
Valuation allowance	(488)	(1,455)
Stock-based compensation	102	—

Total long term assets	11,984	9,337

Total deferred tax assets	24,368	17,827

Deferred tax liabilities — current:
Prepaid expenses	2,710	2,551
Other	184	184

Total deferred tax liabilities	2,894	2,735

Net deferred tax assets	$21,474	$15,092

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
     Consolidated U.S. income before income taxes was $104.8 million, $66.0 million, and $35.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The corresponding income before income taxes for non-U.S. based operations was $7.8 million, $6.8 million, and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     As of December 31, 2006 and 2005, Skechers had combined foreign operating loss carry-forwards to reduce future taxable income of approximately $7.4 million and $6.7 million, respectively. Some of these net operating losses expire beginning in 2008 and several can be carried forward indefinitely. As of December 31, 2006 and 2005, a valuation allowance of $0.5 million and $1.5 million, respectively, had been set up for those carryforwards not expected to be utilized before their expiration date.
     As of December 31, 2006, withholding and U.S. taxes have not been provided on approximately $6.0 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.
     (11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company operates in the footwear industry and generates most of its sales in the United States, although its products are sold into various foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $141.7 million and $103.9 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2006 and 2005, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $46.6 million and $37.9 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2006 and 2005, respectively. International net sales amounted to $203.3 million, $179.6 million, and $171.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2006, 2005 and 2004 were $4.6 million, $2.9 million, and $4.9 million respectively, and did not significantly differ from management’s expectations.
     Net sales to customers in North America exceeded 80% of total net sales for each of the years in the three-year period ended December 31, 2006. Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $119.1 million and $106.1 million at December 31, 2006 and 2005, respectively.
     During 2006, 2005, and 2004, no customer accounted for 10% or more of net sales. One customer accounted for 12.0% and 10.3% of net trade receivables at December 31, 2006 and 2005, respectively. During 2006, 2005 and 2004, our net sales to our five largest customers accounted for approximately 24.9%, 25.4%, and 26.8%, respectively.
     During 2006, the Company had four manufacturers, each of which accounted for between 8.9% and 30.8% of total purchases. During 2005, the Company had four manufacturers, each of which accounted for between 7.9% and 32.4% of total purchases. During 2004, the Company had four manufacturers, each of which accounted for between 7.9% and 28.2% of total purchases.
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
     (12) BENEFIT PLAN
     The Company has adopted a profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period.
     The Company’s contributions to the plan amounted to $1.1 million, $0.8 million, and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. For 2006, the Company made a cash contribution. For its contribution to the plan for 2005 and 2004, the Company issued 59,203, and 93,692 shares of its Class A Common Stock, respectively. The shares contributed to the plan contain certain restrictions regarding the subsequent sales of those shares.
     (13) COMMITMENTS AND CONTINGENCIES
(a)	Construction
     During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million, of which $14.5 million was incurred as of December 31, 2006. We expect the building to be completed by the end of 2007.
(b)	Leases
     The Company leases facilities under operating lease agreements expiring through July 2027. The Company pays taxes, maintenance and insurance in addition to the lease obligation. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through April 2007. Rent expense for the years ended December 31, 2006, 2005 and 2004 approximated $40.4 million, $37.2 million, and $31.4 million, respectively.

     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through July 2007. The cost of this property and equipment was $2.0 million with a net book value of $0.5 million at December 31, 2006. The cost of this property and equipment was $2.8 million with a net book value of $1.1 million at December 31, 2005. Amortization of these assets is included in depreciation expense in the accompanying consolidated statements of cash flows.
     Minimum lease payments, which takes into account escalation clauses, are recognized on a straight-line basis over the minimum lease term. Subsequent adjustments to our lease payments due to changes in an existing index, usually the consumer price index, are typically included in our calculation of the minimum lease payments when the adjustment is known. Reimbursements for leasehold improvements are recorded as liabilities and are amortized over the lease term. Lease concessions, in our case usually a free rent period, are considered in the calculation of our minimum lease payments for the minimum lease term.
Future minimum lease payments under noncancellable leases at December 31, 2006 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
Year ending December 31:
2007	$216	$37,766
2008	—	35,590
2009	—	33,072
2010	—	31,264
2011	—	25,077
Thereafter	—	78,813

	216	$241,582

Less imputed interest	8

Present value of net minimum lease payments	$208

(c)	Litigation
     The Company recognizes legal expense in connection with loss contingencies as incurred.
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants the Company and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. The Company moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted the Company’s motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. The Company has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of the Company and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the date of filing this annual report, all briefing by the parties has been completed, and a hearing date has been scheduled for April 18, 2007. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, the Company continues to believe the suit is without merit and continues to vigorously defend against the claims.
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
     On January 26, 2007, ASICS America Corporation and ASICS Corporation (Japan) (collectively, “ASICS”) filed a lawsuit in the U.S. District Court for the Central District of California against Skechers, Zappos.com, Inc., Brown Shoe Company, Inc. dba Famousfootwear.com and Brown Group Retail, Inc. dba Famous Footwear U.S.A., Inc. alleging trademark infringement, unfair competition, trademark dilution and false advertising arising out of the Company’s alleged use of marks similar to ASICS’ stripe design mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, profits, attorney’s fees and costs, and a permanent injunction against the Company to prevent any future sales and distribution of shoes that allegedly bear a stripe design similar to the ASICS stripe design. On February 26, 2007, the Company filed a lawsuit against ASICS in the United States District Court for the Central District of California for trade libel, unfair competition and tortious interference with prospective economic advantage and economic business relations. The Company seeks injunctive relief enjoining ASICS from engaging in further unlawful acts, disgorgement of ASICS’ profits, attorneys’ fees and $100 million in punitive damages. The Company also seeks a declaration that none of its designs infringe upon ASICS’ trademarks. While it is too early to predict the outcome of the litigation, the Company believes that it has meritorious defenses to the claims asserted by ASICS and intends to defend against those claims vigorously.
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
(d)	Product and Other Financing
     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 2006 and 2005 were $85.0 million and $57.8 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3.7 million in 2006, $2.8 million in 2005, and $3.1 million in 2004. The Company has contractual commitments relating to licensing arrangements of $8.9 million through 2011 and financed insurance premiums of $1.3 million through 2007.

     (14) SEGMENT INFORMATION
     In accordance with the requirement of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as described in note 1. We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross margins.
     All costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the e-commerce segment on a combined basis were as follows (in thousands):

	2006	2005	2004
Net sales
Domestic wholesale	$772,920	$634,294	$582,240
International wholesale	183,687	163,523	156,470
Retail	237,390	201,610	176,783
E-commerce	11,371	7,050	4,829

Total	$1,205,368	$1,006,477	$920,322

	2006	2005	2004
Gross profit
Domestic wholesale	$301,215	$232,401	$214,356
International wholesale	65,034	60,758	54,128
Retail	151,456	123,928	101,402
E-commerce	5,641	3,395	971

Total	$523,346	$420,482	$370,857

	2006	2005
Identifiable assets
Domestic wholesale	$563,956	$417,859
International wholesale	108,210	95,285
Retail	64,634	68,649
E-commerce	253	164

Total	$737,053	$581,957

	2006	2005
Additions to property, plant and equipment
Domestic wholesale	$17,453	$5,989
International wholesale	348	394
Retail	9,759	7,244

Total	$27,560	$13,627

Geographic Information
The following summarizes our operations in different geographic areas for the year indicated:

	2006	2005	2004
Net Sales (1)
United States	$1,002,022	$826,920	$748,818
Canada	25,276	18,350	14,406
Europe (2)	178,070	161,207	157,098

Total	$1,205,368	$1,006,477	$920,322

	2006	2005
Long-lived Assets
United States	$81,161	$63,840
Canada	764	717
Europe (2)	5,720	8,388

Total	$87,645	$72,945

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, and the Netherlands that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary headquarters.

(2)	Europe consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, and the Netherlands.
     (15) RELATED PARTY TRANSACTIONS
     The Company had net sales to R. Siskind & Company in the amount of $0.9 million for the year ended December 31, 2004. The Company had no outstanding accounts receivable from R. Siskind & Company at December 31, 2006 and 2005, respectively. Mr. Siskind, who is a director of the Company, founded R. Siskind & Company, which is a business that purchases brand name men’s and women’s apparel and accessories and redistributes those items to off-price retailers, and he is its sole shareholder, Chief Executive Officer, President and sole member of its Board of Directors.
     The Company paid approximately $177,000 and $47,000 during 2006 and 2005, respectively to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12.5% beneficial ownership interest in MIOC, and four other officers, directors and vice presidents of the Company own in aggregate an additional 5.0% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2006.
     The Company had receivables from officers and employees of $0.5 million and $0.5 million at December 31, 2006 and 2005, respectively. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards that are not business-related expenses. These receivables are short-term and are expected to be repaid within a reasonable period of time.
     We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.

     (16) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Summarized unaudited financial data are as follows (in thousands):

2006	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$277,565	$292,183	$331,126	$304,494
Gross profit	118,374	130,736	146,303	127,933
Net earnings	16,598	17,616	22,199	14,582

Net earnings per share:
Basic	$0.41	$0.43	$0.54	$0.35
Diluted	0.38	0.40	0.49	0.33

2005	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$246,219	$263,928	$272,836	$223,494
Gross profit	100,436	111,536	115,473	93,037
Net earnings	10,267	15,917	12,632	5,901

Net earnings per share:
Basic	$0.26	$0.40	$0.32	$0.15
Diluted	0.25	0.38	0.30	0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that as of December 31, 2006, our internal control over financial reporting is effective.
     Our independent registered public accountants, KPMG LLP, audited the financial statements included in this annual report on Form 10-K and have issued an attestation report on management’s assessment of, and the effectiveness of our internal control over financial reporting as of December 31, 2006, which is included in Part II, Item 8 of this annual report on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2006, we have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2006. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE
     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 39 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 66 of this annual report on Form 10-K.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Years Ended December 31, 2006, 2005 and 2004

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2004:
Allowance for chargebacks	$1,020	$1,858	$(2,300)	$578
Allowance for doubtful accounts	1,199	1,814	(1,126)	1,887
Reserve for sales returns and allowances	5,642	1,199	(3,263)	3,578
Year-ended December 31, 2005:
Allowance for chargebacks	$578	$368	$(323)	$623
Allowance for doubtful accounts	1,887	870	(792)	1,965
Reserve for sales returns and allowances	3,578	1,644	(614)	4,608
Year-ended December 31, 2006:
Allowance for chargebacks	$623	$1,237	$(359)	$1,501
Allowance for doubtful accounts	1,965	1,307	(573)	2,699
Reserve for sales returns and allowances	4,608	2,047	(297)	6,358

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999.

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.2	Indenture, dated April 9, 2002, between the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.3	Form of Specimen Restricted Global Security (incorporated by reference to exhibit number 4.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.1(b)**	Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1(c)**	Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2**	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q, for the quarter ended June 30, 2000).

10.3-10.5	[Reserved].

10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9	Second Amended and Restated Loan and Security Agreement, dated May 31, 2006, by and among the Registrant and certain of its subsidiaries that are also borrowers under the Agreement, certain of its subsidiaries who are guarantors under the Agreement, and certain lenders including The CIT Group/Commericial Services, Inc., which acts as agent for the lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2006).

10.10	Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.11	Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.12	Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.13	Agreement dated August 25, 2005 between Duncan Investments, LLC, a wholly owned subsidiary of the Registrant, and Morley Construction Company regarding 330 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2005).

10.14	General Conditions of the Contract for Construction regarding 330 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2005).

10.15	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.16	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.16(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.17	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2001).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.17(a)	First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.18	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 16th day of March 2007.

SKECHERS U.S.A., INC.

By:	/S/ ROBERT GREENBERG
Robert Greenberg
Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ROBERT GREENBERG Robert Greenberg	Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/S/ MICHAEL GREENBERG Michael Greenberg	President and Director	March 16, 2007

/S/ DAVID WEINBERG David Weinberg	Executive Vice President, Chief Operating Officer and Director	March 16, 2007

/S/ FREDERICK H. SCHNEIDER Frederick H. Schneider	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/S/ JEFFREY GREENBERG Jeffrey Greenberg	Director	March 16, 2007

/S/ J. GEYER KOSINSKI J. Geyer Kosinski	Director	March 16, 2007

/S/ MORTON D. ERLICH Morton D. Erlich	Director	March 16, 2007

/S/ RICHARD SISKIND Richard Siskind	Director	March 16, 2007