Form 10-Q
period 2007-03-31
SKECHERS USA INC
filed 2007-05-10
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐     No ☒
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2007: 32,463,794.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2007: 13,051,789.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$115,315	$160,485
Short-term investments	61,500	60,000
Trade accounts receivable, less allowances of $12,018 in 2007 and $10,558 in 2006	223,043	177,740
Other receivables	8,124	8,035

Total receivables	231,167	185,775

Inventories	169,052	200,877
Prepaid expenses and other current assets	16,894	15,321
Deferred tax assets	9,490	9,490

Total current assets	603,418	631,948

Property and equipment, at cost, less accumulated depreciation and amortization	88,581	87,645
Intangible assets, less accumulated amortization	392	633
Deferred tax assets	11,984	11,984
Other assets, at cost	4,869	4,843

TOTAL ASSETS	$709,244	$737,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	413	576
Accounts payable	110,993	161,150
Accrued expenses	18,310	19,435

Total current liabilities	129,716	181,161

4.50% convertible subordinated notes	—	89,969
Long-term borrowings, excluding current installments	16,747	16,836

Total liabilities	146,463	287,966

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 32,269 and 28,103 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	33	28
Class B Common Stock, $.001 par value; 60,000 shares authorized; 13,242 and 13,768 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	13	14
Additional paid-in capital	252,314	156,374
Accumulated other comprehensive income	8,437	11,200
Retained earnings	301,984	281,471

Total stockholders’ equity	562,781	449,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$709,244	$737,053

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended March 31,
	2007	2006

Net sales	$344,896	$277,565
Cost of sales	195,857	159,190

Gross profit	149,039	118,375
Royalty income	1,201	994

	150,240	119,369

Operating expenses:
Selling	26,841	20,187
General and administrative	85,984	71,933

	112,825	92,120

Earnings from operations	37,415	27,249

Other income (expense):
Interest income	2,438	1,771
Interest expense	(1,591)	(2,230)
Other, net	(22)	206

	825	(253)

Earnings before income taxes	38,240	26,996
Income tax expense	14,340	10,398

Net earnings	$23,900	$16,598

Net earnings per share:
Basic	$0.54	$0.41

Diluted	$0.52	$0.38

Weighted average shares:
Basic	43,951	40,306

Diluted	46,803	45,395

Comprehensive income:
Net earnings	$23,900	$16,598
Foreign currency translation adjustment, net of tax	(2,763)	564

Total comprehensive income	$21,137	$17,162

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$23,900	$16,598
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,067	4,196
Amortization of deferred financing costs	95	191
Amortization of intangible assets	123	126
Provision for bad debts and returns	2,189	2,951
Tax benefits from stock-based compensation	2,290	1,786
Non cash stock compensation	324	623
Gain on disposal of equipment	(1)	(2)
(Increase) decrease in assets:
Receivables	(47,271)	(41,303)
Inventories	31,839	17,365
Prepaid expenses and other current assets	(1,567)	(1,695)
Other assets	(89)	17
Increase (decrease) in liabilities:
Accounts payable	(51,799)	(12,636)
Accrued expenses	(4,541)	(9,487)

Net cash used in operating activities	(40,441)	(21,270)

Cash flows used in investing activities:
Capital expenditures	(7,692)	(3,518)
Purchases of short-term investments	(8,400)	—
Maturities of short-term investments	6,900	—

Net cash used in investing activities	(9,192)	(3,518)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	3,626	7,575
Payments on long-term debt	(250)	(259)
Excess tax benefits from stock-based compensation	957	1,509

Net cash provided by financing activities	4,333	8,825

Net decrease in cash and cash equivalents	(45,300)	(15,963)
Effect of exchange rates on cash and cash equivalents	130	178
Cash and cash equivalents at beginning of the period	160,485	197,007

Cash and cash equivalents at end of the period	$115,315	$181,222

Supplemental disclosures of cash flow information:

Interest paid	$1,234	$1,135
Income taxes paid	9,044	13,282
Conversion of subordinated notes into common stock	89,969	—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     During the three-months ended March 31, 2007 the Company issued approximately 3.5 million shares of Class A common stock to note holders upon conversion of our 4.50% convertible subordinated debt.
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.
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
(2) SHORT-TERM INVESTMENTS
     Short-term investments consist of certain marketable equity securities and other investments aggregating $61.5 million at March 31, 2007, and are included in current assets in the accompanying condensed consolidated balance sheet. Unrealized gains and losses related to marketable equity securities at March 31 2007, were negligible.
(3) REVENUE RECOGNITION
     The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. The Company recognizes revenue from retail sales at the point of sale. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales.
     Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter-end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

(4) OTHER COMPREHENSIVE INCOME
     The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.
(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $0.3 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.
     Shares subject to option under the Equity Incentive Plan were as follows:

			WEIGHTED AVERAGE	AGGREGATE
		WEIGHTED AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2006	2,485,585	$11.74
Granted	—	—
Exercised	(267,584)	13.55
Forfeited	(15,265)	19.33

Outstanding at March 31, 2007	2,202,736	11.47	4.6 years	$48,688,902

Exercisable at March 31, 2007	2,169,611	11.45	4.6 years	$47,994,650

     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plan as of and during the three months ended March 31, 2007 is presented below:

		WEIGHTED AVERAGE
	SHARES	GRANT-DATE FAIR VALUE
Nonvested at December 31, 2006	17,333	$16.38
Granted	—	—
Vested	(4,000)	15.66

Nonvested at March 31, 2007	13,333	16.60

(6) EARNINGS PER SHARE
     Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares, if dilutive, which would arise from the exercise of stock options and nonvested shares using the treasury stock method, which in the current period includes consideration of average unrecognized stock-based compensation cost resulting from the adoption SFAS 123(R), and assumes the conversion of the Company’s 4.50% convertible subordinated notes for the period in which they were outstanding.

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings per share	2007	2006
Net earnings	$23,900	$16,598
Weighted average common shares outstanding	43,951	40,306
Basic earnings per share	$0.54	$0.41
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings per share	2007	2006
Net earnings	$23,900	$16,598
After tax effect of interest expense on 4.50% convertible subordinated notes	352	619

Earnings for purposes of computing diluted earnings per share	$24,252	$17,217

Weighted average common shares outstanding	43,951	40,306
Dilutive effect of stock options	1,379	1,623
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	1,473	3,466

Weighted average common shares outstanding	46,803	45,395

Diluted earnings per share	$0.52	$0.38

     Options to purchase 234,500 shares of Class A common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2006 because their effect would have been anti-dilutive. There were no shares excluded from the calculation for the three months ended March 31, 2007.
(7) INCOME TAXES
     The effective tax rate was 37.5% and 38.5% for the three months ended March 31, 2007 and 2006, respectively. Income tax expense for the three months ended March 31, 2007 was $14.3 million compared to $10.4 million for the same period in 2006. Income taxes for the three months ended March 31, 2007 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three months ended March 31, 2007 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted FIN 48 as of January 1, 2007, and increased our existing unrecognized tax benefits by $3.4 million to $11.0 million. The increase was related primarily to state income tax and transfer-pricing issues. This increase was recorded as a cumulative effect adjustment to retained earnings. The adoption of FIN 48 did not have a material impact on our results of operations.

     As of January 1, 2007, the balance of unrecognized tax benefit totaled $11.0 million. The amount of unrecognized tax benefit increased during the quarter ended March 31, 2007, by $2.2 million to $13.2 million, due primarily to unrecognized transfer pricing tax benefits resulting from ongoing operations. If recognized, the entire amount of unrecognized tax benefit would be recorded as a reduction in income tax expense, directly reducing the effective tax rate. The 2003 tax year is expected to close for federal and most state filings during 2007, and it is reasonably possible that current tax examinations could be completed during the year. Accordingly, it is reasonably possible that our unrecognized tax benefit could change; however we do not expect any such change to be material.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Condensed Consolidated Statement of Earnings and totaled less than $0.1 million for the quarter ended March 31, 2007. Accrued interest and penalties were $1.5 million and $1.5 million as of January 1, 2007 and March 31, 2007 respectively.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The Company has completed federal audits through 2003, and is not currently under examination by the Internal Revenue Service; however the company is under examination by a number of states. Tax years 2003 through 2006 remain open to examination by the federal, state, and foreign taxing jurisdictions under which we are subject. We believe that we have made adequate provision for all income tax uncertainties pertaining to these open years.
(8) LINE OF CREDIT
     The Company has a secured line of credit, which expires on May 31, 2011, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The Company was in compliance with all other covenants of the loan agreement at March 31, 2007. The Company had $11.4 million of outstanding letters of credit as March 31, 2007.
(9) LITIGATION
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants the Company and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. The Company moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted the Company’s motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. The Company has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of the Company and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the date of filing this quarterly report, all briefing by the parties has been completed, and a hearing date had been scheduled for April 18, 2007, but the court took it off calendar pending a decision from the United States Supreme Court in another matter on the grounds that the decision from the Supreme Court could affect the outcome of the appeal. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, the Company continues to believe the suit is without merit and continues to vigorously defend against the claims.
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
     On January 26, 2007, Asics America Corporation and Asics Corporation (Japan) (collectively, “Asics”) filed a lawsuit in the U.S. District Court for the Central District of California (Case No. SACV 07-0103 AG (PJWx)) against the Company, Zappos.com, Inc., Brown Shoe Company, Inc. dba Famousfootwear.com and Brown Group Retail, Inc. dba Famous Footwear U.S.A., Inc. alleging trademark infringement, unfair competition, trademark dilution and false advertising arising out of the Company’s alleged use of marks similar to Asics’ stripe design mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, profits, attorney’s fees and costs. Thereafter, Asics filed an amended complaint which added a claim for trade dress infringement. On March 12, 2007, Asics filed a motion for a preliminary injunction against the Company seeking to prevent any future sales or distribution of the shoes that are the subject of the lawsuit. After hearing oral arguments, the court, on April 25, 2007, denied Asics’ motion finding that Asics had not shown that it is likely to prevail on the merits or that the balance of hardships tips in its favor. On April 30, 2007, the Company answered Asics’ complaint and filed a counter-claim seeking a declaration that none of the Company’s designs infringe upon Asics’ trademark, trade dress or other proprietary rights. While it is too early to predict the outcome of the litigation, the Company believes that it has meritorious defenses to the claims asserted by Asics and intends to defend against those claims vigorously.
     On March 15, 2007, the Company filed a lawsuit against Vans, Inc. in the U.S. District Court for the Central District of California (Case No. CV 07-10703 (PLA)) seeking a declaration, inter alia, that certain of its footwear designs do not infringe Vans’ claimed checkerboard design and waffle outsole design trademarks. On April 4, 2007, in its answer to the Company’s complaint, Vans filed counter-claims and cross-claims against the Company and Ecko Unlimited, Inc., respectively, for trademark infringement, trademark dilution, unfair competition and misappropriation. Vans is seeking, inter alia, compensatory, treble and punitive damages, profits, attorneys’ fees and costs, and injunctive relief against the Company to prevent any future sales and distribution of footwear that allegedly bears a design similar to Vans’ checkerboard design or waffle outsole design. While it is too early to predict the outcome of the litigation, the Company believes that it has meritorious defenses to the claims asserted by Vans and intends to defend against those claims vigorously.

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
(10) STOCKHOLDERS’ EQUITY
     During the three months ended March 31, 2007, certain Class B stockholders converted 526,400 shares of Class B common stock into an equivalent number of shares of Class A common stock. During the three months ended March 31, 2006, certain Class B stockholders converted 500,000 shares of Class B common stock into an equivalent number of shares of Class A common stock.
(11) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross margins. All costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the e-commerce segment on a combined basis were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net sales
Domestic wholesale	$213,168	$178,837
International wholesale	71,557	48,381
Retail	56,785	47,870
E-commerce	3,386	2,477

Total	$344,896	$277,565

	Three Months Ended March 31,
	2007	2006
Gross Profit
Domestic wholesale	$85,216	$68,867
International wholesale	27,222	18,768
Retail	34,883	29,550
E-commerce	1,718	1,190

Total	$149,039	$118,375

	March 31, 2007	December 31, 2006
Identifiable Assets
Domestic wholesale	$536,894	$563,956
International wholesale	109,582	108,210
Retail	62,609	64,634
E-commerce	159	253

Total	$709,244	$737,053

	Three Months Ended March 31,
	2007	2006
Additions to property, plant and equipment
Domestic wholesale	$4,430	$2,320
International wholesale	165	96
Retail	3,097	1,102

Total	$7,692	$3,518

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
Net Sales (1)
United States	$269,054	$225,907
Canada	9,181	6,082
Other international (2)	66,661	45,576

Total	$344,896	$277,565

	March 31, 2007	December 31, 2006
Long-lived Assets
United States	$85,563	$81,161
Canada	504	764
Other international (2)	2,514	5,720

Total	$88,581	$87,645

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, and Brazil that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, and Brazil.
(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $167.5 million and $141.7 million before allowances for bad debts, sales returns and chargebacks at March 31, 2007 and December 31, 2006, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $67.6 million and $46.6 million before allowance for bad debts, sales returns and chargebacks at March 31, 2007 and December 31, 2006, respectively. The Company provided for potential credit losses of $2.2 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.
     Net sales to customers in the U.S. exceeded 75% of total net sales for the three months ended March 31, 2007 and 2006. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $116.5 million and $119.1 million at March 31, 2007 and December 31, 2006, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 23.4% and 23.9% of total net sales for the three months ended March 31, 2007 and 2006, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2007 and 2006, respectively. No one customer accounted for more than 10% of our outstanding accounts receivable balance at March 31, 2007 and 2006, respectively.

     The Company’s top five manufacturers produced approximately 60.5% and 64.4% of its total purchases for the three months ended March 31, 2007 and 2006, respectively. One manufacturer accounted for 23.0% and 23.5% of total purchases for the three months ended March 31, 2007 and 2006, respectively. A second manufacturer accounted for 11.7% and 16.2% of total purchases for the three months ended March 31, 2007 and 2006, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this document.
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
     This quarterly report on Form 10-Q may contain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of the Company’s future performance. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of the Company to maintain its brand image; the ability to sustain, manage and forecast the Company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of the Company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; the ability to obtain additional capital to fund operations, finance growth and service debt obligations; the ability to attract and retain qualified personnel; compliance with the financial covenants in our long-term debt agreements and $150 million line of credit facility; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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

FINANCIAL OVERVIEW
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended March 31, 2007 was $23.9 million, or $0.52 earnings per diluted share. Revenue as a percentage of net sales was as follows:

	Three-Months Ended March 31,
	2007	2006
Percentage of revenues by segment
Domestic wholesale	61.8%	64.4%
International wholesale	20.8%	17.4%
Retail	16.4%	17.3%
E-commerce	1.0%	0.9%

Total	100%	100%

     As of March 31, 2007, we had 148 domestic retail stores and 12 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the first three months of 2007, we opened five domestic concept stores, two domestic outlet stores, one domestic warehouse store, and closed one international concept store. As we identify new opportunities in our retail business, we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets. During the remainder of 2007, we intend to focus on the following with respect to our international business: (i) enhancing the efficiency of our international operations, (ii) increasing our international customer base, (iii) increasing the product count within each customer, (iv) tailoring our product offerings currently available to our international customers to increase demand for our product and (v) continuing to pursue opportunistic international retail store locations. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended March 31,
	2007		2006
Net sales	$344,896	100.0%	$277,565	100.0%
Cost of sales	195,857	56.8	159,190	57.4

Gross profit	149,039	43.2	118,375	42.6
Royalty income	1,201	0.4	994	0.4

	150,240	43.6	119,369	43.0

Operating expenses:
Selling	26,841	7.8	20,187	7.3
General and administrative	85,984	24.9	71,933	25.9

	112,825	32.7	92,120	33.2

Earnings from operations	37,415	10.9	27,249	9.8
Interest income	2,438	0.7	1,771	0.6
Interest expense	(1,591)	(0.5)	(2,230)	(0.8)
Other, net	(22)	—	206	0.1

Earnings before income taxes	38,240	11.1	26,996	9.7
Income taxes	14,340	4.2	10,398	3.7

Net earnings	$23,900	6.9%	$16,598	6.0%

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
Net sales
     Net sales for the three months ended March 31, 2007 were $344.9 million, an increase of $67.3 million, or 24.3%, over net sales of $277.6 million for the three months ended March 31, 2006. The increase in net sales was due to increased domestic and international wholesale sales, retail sales and e-commerce sales. Our domestic wholesale segment increased 19.2%, or $34.3 million, to $213.1 million for the three months ended March 31, 2007 compared to $178.8 million for the three months ended March 31, 2006. The increase in domestic wholesale segment net sales came on a 14.6% unit sales volume increase to 11.7 million pairs for the three months ended March 31, 2007 from 10.2 million pairs for the three months ended March 31, 2006. Our average selling price per pair increased 4.0% to $18.17 for the three months ended March 31, 2007 from $17.47 for the three months ended March 31, 2006. The increase in sales was a result of increased demand for our in-season products and broader acceptance of our new lines, including sport fusion and casual fusion footwear. The strongest increases came in our Women’s Active and Rhino Red lines, along with the introduction of our Cali line.
     Our international wholesale segment sales increased $23.2 million to $71.6 million for the three months ended March 31, 2007, a 47.9% increase over sales of $48.4 million for the three months ended March 31, 2006. Our international wholesale sales consist of direct subsidiary sales — those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $12.6 million, or 40.5%, to $43.5 million for the three months ended March 31, 2007 compared to net sales of $30.9 million for the three months ended March 31, 2006. The increase in direct subsidiary sales was primarily due to increased sales into UK, Canada, and Benelux. Our distributor sales increased $10.7 million to $28.1 million for the three months ended March 31, 2007, a 61.1% increase over sales of $17.4 million for the three months ended March 31, 2006. This was primarily due to increased sales to our distributors in Japan, Panama, Serbia, and Ukraine.
     Our retail segment sales increased $8.9 million to $56.8 million for the three months ended March 31, 2007, an 18.6% increase over sales of $47.9 million for the three months ended March 31, 2006. The increase in retail sales was due to a net increase of 26 stores, increased sales across all three store formats and positive comparable store sales. During the three months ended March 31, 2007, we opened eight new domestic stores and closed one international concept store. Of our new store additions, five were concept stores, two were outlet stores, and one was a warehouse store. In addition, for the three months ended March 31, 2007, we realized positive comparable store sales increases in our domestic retail stores (those opened at least one year) of 8.0% and 21.4% in our international retail stores. Our domestic retail sales increased 17.8% for the three months ended March 31, 2007 compared to the same period in 2006 due to positive comparable sales and a net increase of 26 stores. Our international retail sales increased 30.7% for the three months ended March 31, 2007 compared to the same period in 2006 due to increased comparable store sales.
     Our e-commerce sales increased $0.9 million to $3.4 million for the three months ended March 31, 2007, a 36.7% increase over sales of $2.5 million for the three months ended March 31, 2006. Our e-commerce sales made up 1% and 0.9% of our consolidated net sales for the three months ended March 31, 2007 and 2006, respectively.
Gross profit
     Gross profit for the three months ended March 31, 2007 increased $30.6 million to $149.0 million as compared to $118.4 million for the three months ended March 31, 2006. Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. Our domestic wholesale segment increased $16.3 million, or 23.7%, to $85.2 million for the three months ended March 31, 2007 compared to $68.9 million for the three months ended March 31, 2006. Gross profit as a percentage of net sales, or gross margin, increased to 43.2% for the three months ended March 31, 2007 from 42.6% for the same period in the prior year. The gross margin increase was the result of the increase in domestic wholesale margins, which increased to 40.0% for the three months ended March 31, 2007 from 38.5% for the three months ended March 31, 2006. Increased margins were a result of increased sales volume in our higher margin in-season products and higher margin sport fusion and casual fusion footwear.

     Gross profit for our international wholesale segment increased $8.4 million, or 45.0%, to $27.2 million for the three months ended March 31, 2007 compared to $18.8 million for the three months ended March 31, 2006. Gross margins were 38.0% for the three months ended March 31, 2007 compared to 38.8% for the three months ended March 31, 2006. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 40.8% for the three months ended March 31, 2007 as compared to 45.1% for the three months ended March 31, 2006. Gross margins for our distributor sales were 33.8% for the three months ended March 31, 2007 as compared to 27.6% for the three months ended March 31, 2006. The decrease in gross margins was due to increased discounts and increased sales through our distributors.
     Gross profit for our retail segment increased $5.3 million, or 18.1%, to $34.8 million for the three months ended March 31, 2007 as compared to $29.5 million for the three months ended March 31, 2006. This increase in gross profit was due to positive comparable store sales increases of 21.4% and 8.0% in our international and domestic stores, respectively. During the three months ended March 31, 2007, we opened eight new domestic stores and closed one international concept store. Gross margins decreased to 61.4% for the three months ended March 31, 2007 as compared to 61.7% for the three months ended March 31, 2006. The overall decrease in gross margins was primarily due to increased discounts.
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
Licensing
     Net licensing royalties increased $0.2 million, or 20.7%, to $1.2 million for the three months ended March 31, 2007 compared to $1.0 million for the three months ended March 31, 2006. The increase in net licensing royalties is primarily the result of higher sales volumes of our licensed products.
Selling expenses
     Selling expenses increased by $6.6 million, or 33.0%, to $26.8 million for the three months ended March 31, 2007 from $20.2 million for the three months ended March 31, 2006. As a percentage of net sales, selling expenses were 7.8% and 7.3% for the three months ended March 31, 2007 and 2006, respectively. The increase in selling expenses was primarily due to increased media advertising expenses of $5.7 million and increased sales commissions of $1.2 million due to higher revenues.
     Selling expense consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs and costs associated with catalog production and distribution.
General and administrative expenses
     General and administrative expenses increased by $14.1 million, or 19.5%, to $86.0 million for the three months ended March 31, 2007 from $71.9 million for the three months ended March 31, 2006. As a percentage of sales, general and administrative expenses were 24.9% and 25.9% for the three months ended March 31, 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $6.3 million, increased temporary help of $1.6 million, increased warehouse and distribution costs of $1.3 million from increased sales, and higher rent expense of $1.2 million due to the opening of 26 additional stores from the same period a year ago. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $24.6 million and $18.9 million for the three months ended March 31, 2007 and 2006, respectively.

     General and administrative expenses consist primarily of the following: salaries, wages and related taxes and various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to legal, consulting and accounting, insurance, depreciation and amortization, and expenses related to our distribution network, which includes the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products. These costs are included in general and administrative expenses and are not allocated to segments.
Interest income
     Interest income for the three months ended March 31, 2007 increased $0.6 million to $2.4 million compared to $1.8 million for the same period in 2006. The increase in interest income resulted from higher interest rates and higher average cash and investment balances during the three months ended March 31, 2007 when compared to the same period in 2006.
Interest expense
     Interest expense was $1.6 million for the three months ended March 31, 2007 compared to $2.2 million for the same period in 2006. The decrease in interest expense was primarily due to the conversion of our 4.5% convertible subordinated notes to shares of our Class A common stock on or prior to February 20, 2007. We expect interest expense for 2007 to be lower than 2006 due to the conversion. Interest expense was incurred on our convertible notes through February 20, 2007, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and interest on amounts owed to our foreign manufacturers.
Income taxes
     The effective tax rate for the three months ended March 31, 2007 was 37.5% as compared to 38.5% for the three months ended March 31, 2006. Income tax expense for the three months ended March 31, 2007 was $14.3 million compared to $10.4 million for the same period in 2006. Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2007 rate is slightly lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at March 31, 2007 was $473.7 million, an increase of $22.9 million from working capital of $450.8 million at December 31, 2006. Our cash and cash equivalents at March 31, 2007 were $115.3 million compared to $160.5 million at December 31, 2006. The decrease in cash and cash equivalents of $45.2 million was the result of lower payables of $51.8 million and increased receivables of $47.3 million which were partially offset by our reduced inventory level of $31.8 million and net earnings of $23.9 million.
     For the three months ended March 31, 2007, net cash used in operating activities was $40.4 million compared to cash used by operating activities of $21.3 million for the three months ended March 31, 2006. The significant reduction in our operating cash flows for the three months ended March 31, 2007, when compared to the three months ended March 31, 2006 was mainly the result of reduced accounts payable balances and increased accounts receivable levels due to higher sales partially offset by reduced inventory levels.
     Net cash used in investing activities was $9.2 million for the three months ended March 31, 2007 as compared to $3.5 million for the three months ended March 31, 2006. Capital expenditures for the three months ended March 31, 2007 were approximately $7.7 million, of which $3.3 million related to the construction of a new corporate facility and the balance primarily consisted of new store openings and remodels. This was compared to capital expenditures of $3.5 million for the three months ended March 31, 2006, which primarily consisted of new store openings and remodels, warehouse equipment upgrades, and the construction of a new corporate facility. The new corporate facility is expected to be completed in 2007, and $1.5 million remains on the construction contract to complete the construction of the core and shell of the building. Excluding the construction of this new corporate facility, we expect our ongoing capital expenditures for the remainder of 2007 to be approximately $16.0 million, which includes opening an additional 20 to 25 domestic retail stores, capital improvements at our distribution centers and investments in information technology. We currently anticipate that our capital expenditure requirements for 2007 will be funded through our operating cash flows, current cash and short-term investments on hand, or available lines of credit.
     Net cash provided by financing activities was $4.3 million during the three months ended March 31, 2007 compared to net cash provided by financing activities of $8.8 million during the three months ended March 31, 2006. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the three months ended March 31, 2007 as compared to the prior year.
     In April 2002, we issued $90.0 million aggregate principal amount of 4.50% convertible subordinated notes due April 15, 2007. On January 19, 2007, we called these notes for redemption. The redemption date was February 20, 2007. The aggregate principal amount of notes outstanding was $90.0 million. Holders of $89.969 million principal amount of the notes converted their notes into shares of our Class A common stock prior to the redemption date, which included $2.5 million of principal amount of the notes held by us. As a result of these conversions, 3,464,594 shares of Class A common stock were issued to holders of the notes, which included 96,272 shares issued to us that were immediately retired. In connection with these conversions, we paid approximately $500 in cash to holders who elected to convert their notes, which represented cash paid in lieu of fractional shares. In addition, we paid approximately $32,000 to holders who redeemed their notes, which represented the redemption price of 100.9% of $31,000 principal amount of the notes plus accrued interest.
     We have outstanding debt of $17.2 million which relates to notes payable for one of our distribution center warehouses and one of our administrative offices which are secured by the property.
     The Company has a secured line of credit, which expires on May 31, 2011, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The Company was in compliance with all other covenants of the loan agreement at March 31, 2007. The Company had $11.4 million of outstanding letters of credit as March 31, 2007.
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
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies please refer to our annual report on Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2007.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized approximately a $3.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2005 and 2006, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
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

     Interest rate fluctuations. At March 31, 2007, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands and Brazil. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the three months ended March 31, 2007 and 2006, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $2.8 million and gain of $0.6 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2007 would have reduced the values of our net investments by approximately $2.3 million.
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
CHANGES IN INTERNAL CONTROL
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See note nine to the financial statements on page nine of this quarterly report for a discussion of legal proceedings as required under applicable SEC rules and regulations.
ITEM 1A. RISK FACTORS
     The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006 and should be read in conjunction with the risk factors and other information disclosed in our 2006 annual report that could have a material effect on our business, financial condition and results of operations.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the three months ended March 31, 2007 and March 31, 2006, our net sales to our five largest customers accounted for approximately 23.4% and 23.9% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2007 and 2006, respectively. No customer accounted for more than 10% of outstanding accounts receivable balance at March 31, 2007 or March 31, 2006, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2007 and March 31, 2006, the top five manufacturers of our manufactured products produced approximately 60.5% and 64.4% of our total purchases, respectively. One manufacturer accounted for 23.0% of total purchases for the three months ended March 31, 2007 and the same manufacturer accounted for 23.5% of total purchases for the same period in 2006. A second manufacturer accounted for 11.7% of our total purchases during the three months ended March 31, 2007 and the same manufacturer accounted for 16.2% of total purchases for the same period in 2006. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of March 31, 2007, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 76.5% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2007, Mr. Greenberg beneficially owned approximately 61.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 80.4% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
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

Date: May 10, 2007	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)