Form 10-Q
period 2007-06-30
SKECHERS USA INC
filed 2007-08-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2007: 32,766,658.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2007: 12,951,789.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$116,309	$160,485
Short-term investments	102,250	60,000
Trade accounts receivable, less allowances of $12,378 in 2007 and $10,558 in 2006	226,274	177,740
Other receivables	8,129	8,035

Total receivables	234,403	185,775

Inventories	204,707	200,877
Prepaid expenses and other current assets	17,483	15,321
Deferred tax assets	9,490	9,490

Total current assets	684,642	631,948

Property and equipment, at cost, less accumulated depreciation and amortization	94,290	87,645
Intangible assets, less accumulated amortization	312	633
Deferred tax assets	11,984	11,984
Other assets, at cost	4,889	4,843

TOTAL ASSETS	$796,117	$737,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	393	576
Accounts payable	178,145	161,150
Accrued expenses	17,819	19,435

Total current liabilities	196,357	181,161

4.50% convertible subordinated notes	—	89,969
Long-term borrowings, excluding current installments	16,658	16,836

Total liabilities	213,015	287,966

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 32,763 and 28,103 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	33	28
Class B Common Stock, $.001 par value; 60,000 shares authorized; 12,952 and 13,768 shares issued and outstanding at June 30, 2007 and December 31, 2006,respectively	13	14
Additional paid-in capital	255,826	156,374
Accumulated other comprehensive income	10,298	11,200
Retained earnings	316,932	281,471

Total stockholders’ equity	583,102	449,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$796,117	$737,053

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Net sales	$352,211	$292,183	$697,107	$569,748
Cost of sales	200,183	161,448	396,040	320,638

Gross profit	152,028	130,735	301,067	249,110
Royalty income	1,193	559	2,394	1,553

	153,221	131,294	303,461	250,663

Operating expenses:
Selling	40,950	31,061	67,791	51,248
General and administrative	90,473	72,803	176,457	144,736

	131,423	103,864	244,248	195,984

Earnings from operations	21,798	27,430	59,213	54,679

Other income (expense):
Interest income	2,446	2,299	4,884	4,070
Interest expense	(1,160)	(2,384)	(2,751)	(4,614)
Other, net	(147)	53	(169)	259

	1,139	(32)	1,964	(285)

Earnings before income taxes	22,937	27,398	61,177	54,394
Income tax expense	7,989	9,782	22,329	20,180

Net earnings	$14,948	$17,616	$38,848	$34,214

Net earnings per share:
Basic	$0.33	$0.43	$0.87	$0.84

Diluted	$0.32	$0.40	$0.84	$0.77

Weighted average shares:
Basic	45,576	41,077	44,777	40,687

Diluted	46,808	46,146	46,809	45,802

Comprehensive income:
Net earnings	$14,948	$17,616	$38,848	$34,214
Foreign currency translation adjustment, net of tax	1,861	2,366	(902)	2,930

Total comprehensive income	$16,809	$19,982	$37,946	$37,144

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$38,848	$34,214
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,185	8,328
Amortization of deferred financing costs	95	383
Amortization of intangible assets	203	253
Provision for bad debts and returns	2,709	4,881
Tax benefits from stock-based compensation	3,110	2,905
Non cash stock compensation	651	1,177
Loss on disposal of equipment	55	24
(Increase) decrease in assets:
Receivables	(50,230)	(57,369)
Inventories	(3,717)	(20,013)
Prepaid expenses and other current assets	(2,127)	(5,759)
Other assets	(46)	685
Increase (decrease) in liabilities:
Accounts payable	14,911	39,553
Accrued expenses	(5,007)	(8,348)

Net cash provided by operating activities	7,640	914

Cash flows used in investing activities:
Capital expenditures	(17,301)	(9,992)
Purchases of short-term investments	(122,125)	—
Maturities of short-term investments	79,875	—

Net cash used in investing activities	(59,551)	(9,992)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	6,662	13,176
Payments on long-term debt	(362)	(530)
Excess tax benefits from stock-based compensation	287	2,929

Net cash provided by financing activities	6,587	15,575

Net increase (decrease) in cash and cash equivalents	(45,324)	6,497
Effect of exchange rates on cash and cash equivalents	1,148	998
Cash and cash equivalents at beginning of the period	160,485	197,007

Cash and cash equivalents at end of the period	$116,309	$204,502

Supplemental disclosures of cash flow information:

Interest paid	$2,498	$4,377
Income taxes paid	24,958	23,854
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     During the six-months ended June 30, 2007, the Company issued approximately 3.5 million shares of Class A common stock to note holders upon conversion of our 4.50% convertible subordinated debt with a carrying value of $89,969.
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
     The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.
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
(2) SHORT-TERM INVESTMENTS
     Short-term investments consist of certain marketable equity and debt securities and other investments aggregating $102.3 million at June 30, 2007 and $60.0 million at December 31, 2006 and are included in current assets in the accompanying condensed consolidated balance sheets. These securities are considered available-for-sale and recorded on the Company’s books at fair market value with the unrealized gains and losses, net of tax, included in stockholders’ equity. Unrealized gains and losses related to marketable equity securities at June 30, 2007 were negligible.
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
     Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter-end we receive correspondence from our licensees indicating the actual sales for the period. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

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
(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $0.3 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively. Stock compensation expense was $0.7 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.
Shares subject to option under the Company’s 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”) were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2006	2,485,585	$11.74
Granted	—	—
Exercised	(416,897)	12.81
Forfeited	(20,265)	17.62

Outstanding at June 30, 2007	2,048,423	11.46	4.4 years	$36,332,965

Exercisable at June 30, 2007	2,027,798	11.45	4.3 years	$36,002,544

     A summary of the status and changes of our nonvested shares related to the Equity Incentive Plan as of and during the six months ended June 30, 2007 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2006	17,333	$16.38
Granted	—	—
Vested	(4,666)	17.00

Nonvested at June 30, 2007	12,667	16.16

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

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Basic earnings per share	2007	2006	2007	2006
Net earnings	$14,948	$17,616	$38,848	$34,214
Weighted average common shares outstanding	45,576	41,077	44,777	40,687
Basic earnings per share	$0.33	$0.43	$0.87	$0.84
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings per share	2007	2006	2007	2006
Net earnings	$14,948	$17,616	$38,848	$34,214
After tax effect of interest expense on 4.50% convertible subordinated notes	—	651	357	1,274

Earnings for purposes of computing diluted earnings per share	$14,948	$18,267	$39,205	$35,488

Weighted average common shares outstanding	45,576	41,077	44,777	40,687
Dilutive effect of stock options	1,232	1,603	1,307	1,649
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	—	3,466	725	3,466

Weighted average common shares outstanding	46,808	46,146	46,809	45,802

Diluted earnings per share	$0.32	$0.40	$0.84	$0.77

     There were no options excluded from the computation for the three month period ended June 30, 2007 and 2006, respectively. Options to purchase 169,500 shares of Class A common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2006 because their effect would have been anti-dilutive. There were no shares excluded from the calculation for the six months ended June 30, 2007.
(7) INCOME TAXES
     The Company’s effective tax rates for the second quarter and first six months of 2007 were 34.8% and 36.5%, respectively, compared to the effective tax rates of 35.7% and 37.1% for the second quarter and first six months of 2006, respectively. Income tax expense for the three months ended June 30, 2007 was $8.0 million compared to $9.8 million for the same period in 2006. Income tax expense for the six months ended June 30, 2007 was $22.3 million compared to $20.2 million for the same period in 2006. The tax provision for the six months ended June 30, 2007 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three- and six-month periods ended June 30, 2007 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

     The Company adopted FIN 48 as of January 1, 2007 and increased our existing unrecognized tax benefits by $3.4 million to $11.0 million. The increase was related primarily to state income tax and transfer-pricing issues. This increase was recorded as a cumulative effect adjustment to retained earnings. The adoption of FIN 48 did not have a material impact on our results of operations.
     As of January 1, 2007 the balance of unrecognized tax benefit totaled $11.0 million. The amount of unrecognized tax benefit increased during the six months ended June 30, 2007 by $4.4 million to $15.4 million, due primarily to unrecognized transfer pricing tax benefits resulting from ongoing operations. If recognized, the entire amount of unrecognized tax benefit would be recorded as a reduction in income tax expense, directly reducing the effective tax rate. The 2003 tax year is expected to close for federal and most state filings during 2007, and it is reasonably possible that current tax examinations could be completed during the year. Accordingly, it is reasonably possible that our unrecognized tax benefit could change; however, we do not expect any such change to be material.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Condensed Consolidated Statement of Earnings and totaled $0.1 million for the six months ended June 30, 2007. Accrued interest and penalties were $1.1 million and $1.2 million as of December 31, 2006 and June 30, 2007, respectively.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the United States Internal Revenue Service (the “IRS”); however the company is under examination by a number of states. With few exceptions, the Company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2003. Tax years 2003 through 2006 remain open to examination by the U.S. federal, state, and foreign taxing jurisdictions under which we are subject. We believe that we have made adequate provision for all income tax uncertainties pertaining to these open years.
(8) LINE OF CREDIT
     The Company has a secured line of credit, expiring on May 31, 2011, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The Company was in compliance with all other covenants of the loan agreement at June 30, 2007. The Company had $11.0 million of outstanding letters of credit as June 30, 2007.
(9) LITIGATION
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On

September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants the Company and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. The Company moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted the Company’s motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. The Company has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of the Company and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the filing date of the Company’s quarterly report for the first quarter of 2007, all briefing by the parties had been completed, and a hearing date had been scheduled for April 18, 2007, but the court took it off calendar pending a decision from the United States Supreme Court in another matter on the grounds that the decision from the Supreme Court could affect the outcome of the appeal. The United States Supreme Court handed down its decision in that matter on June 20, 2007. The parties prepared briefs based on that decision and are awaiting a new date for oral arguments before the Ninth Circuit. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, the Company continues to believe the suit is without merit and continues to vigorously defend against the claims.
     On October 11, 2006, Violeta Gomez filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, VIOLETA PIZA GOMEZ V. TEAM-ONE STAFFING SERVICES, INC., AB/T1, INC. AND SKECHERS U.S.A., INC. (Case No. BC360134). The complaint alleges wrongful termination under the California Fair Employment and Housing Act, Government Code §12900, et seq., as a result of discrimination against Ms. Gomez. The complaint seeks general, special, punitive and exemplary damages, interest, attorneys’ fees and reinstatement of employment. On June 27, 2007, the parties settled the suit, with Team-One Staffing Services and AB/T1 agreeing to pay the entire amount of the settlement as well as the Company’s legal fees incurred in connection with this matter. The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.
     On January 26, 2007, Asics America Corporation and Asics Corporation (Japan) (collectively, “Asics”) filed a lawsuit in the U.S. District Court for the Central District of California (Case No. SACV 07-0103 AG (PJWx)) against the Company, Zappos.com, Inc., Brown Shoe Company, Inc. dba Famousfootwear.com and Brown Group Retail, Inc. dba Famous Footwear U.S.A., Inc. alleging trademark infringement, unfair competition, trademark dilution and false advertising arising out of the Company’s alleged use of marks similar to Asics’ stripe design mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, profits, attorney’s fees and costs. Thereafter, Asics filed an amended complaint which added a claim for trade dress infringement. On March 12, 2007, Asics filed a motion for a preliminary injunction against the Company seeking to prevent any future sales or distribution of the shoes that are the subject of the lawsuit. After hearing oral arguments, the court, on April 25, 2007, denied Asics’ motion finding that Asics had not shown that it is likely to prevail on the merits or that the balance of hardships tips in its favor. On April 30, 2007, the Company answered Asics’ complaint and filed a counter-claim seeking a declaration that none of the Company’s designs infringe upon Asics’ trademark, trade dress or other proprietary rights. The parties reached a confidential agreement in principle and signed a memorandum of understanding on July 5, 2007. The parties are now preparing a formal settlement agreement based on the memorandum of understanding. The settlement will not have a material adverse effect on the Company’s financial condition or results of operations.
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
(10) STOCKHOLDERS’ EQUITY
     Certain Class B stockholders converted 290,000 and 365,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended June 30, 2007 and 2006, respectively. Certain Class B stockholders converted 816,400 and 865,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the six months ended June 30, 2007 and 2006, respectively.
(11) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross margins. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins and identifiable assets for the domestic wholesale segment, international wholesale, retail, and the e-commerce segment on a combined basis were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales
Domestic wholesale	$219,751	$195,459	$432,919	$374,296
International wholesale	59,774	36,844	131,331	85,225
Retail	68,612	57,079	125,397	104,949
E-commerce	4,074	2,801	7,460	5,278

Total	$352,211	$292,183	$697,107	$569,748

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross Profit
Domestic wholesale	$85,209	$78,977	$170,425	$147,844
International wholesale	21,672	13,126	48,893	31,894
Retail	42,952	37,187	77,835	66,737
E-commerce	2,195	1,445	3,914	2,635

Total	$152,028	$130,735	$301,067	$249,110

	June 30, 2007	December 31, 2006
Identifiable Assets
Domestic wholesale	$599,471	$563,956
International wholesale	125,065	108,210
Retail	71,406	64,634
E-commerce	175	253

Total	$796,117	$737,053

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Additions to Property and Equipment
Domestic wholesale	$1,917	$4,385	$7,711	$6,705
International wholesale	568	334	733	429
Retail	5,760	1,755	8,857	2,858

Total	$8,245	$6,474	$17,301	$9,992

     Geographic Information:
     The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales (1)
United States	$286,112	$250,203	$555,166	$476,109
Canada	9,604	5,994	18,786	12,077
Other International (2)	56,495	35,986	123,155	81,562

Total	$352,211	$292,183	$697,107	$569,748

	June 30, 2007	December 31, 2006
Long-Lived Assets
United States	$91,604	$81,161
Canada	534	764
Other International (2)	2,152	5,720

Total	$94,290	$87,645

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, and Brazil that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, and Brazil.
(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $166.6 million and $141.7 million before allowances for bad debts, sales returns and chargebacks at June 30, 2007 and December 31, 2006, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $72.1 million and $46.7 million before allowance for bad debts, sales returns and chargebacks at June 30, 2007 and December 31, 2006, respectively. The Company provided for potential credit losses of $2.7 million and $4.9 million for the six months ended June 30, 2007 and 2006, respectively.
     Net sales to customers in the U.S. exceeded 75% of total net sales for the three months ended June 30, 2007 and 2006. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $131.9 million and $119.1 million at June 30, 2007 and December 31, 2006, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 26.6% and 26.8% of total net sales for the three months ended June 30, 2007 and 2006, respectively. The Company’s net sales to its five largest customers accounted for approximately 24.9% and 24.7% of total net sales for the six months ended June 30, 2007 and 2006, respectively. No customer accounted for more than 10% of our net sales during the three and six months ended June 30, 2007 and 2006, respectively. One customer accounted for 10.0% and 12.5% of our outstanding accounts receivable balance at June 30, 2007 and 2006, respectively.
     The Company’s top five manufacturers produced approximately 68.5% and 70.6% of our total purchases for the three months ended June 30, 2007 and 2006, respectively. One manufacturer accounted for 34.4% and 33.3% of total purchases for the three months ended June 30, 2007 and 2006, respectively. A second manufacturer accounted for 11.7% and 10.1% of total purchases for the three months ended June 30, 2007 and 2006, respectively. The Company’s top five manufacturers produced approximately 64.5% and 68.1% of our total purchases for the six months ended June 30, 2007 and 2006, respectively. One manufacturer accounted for 29.5% and 29.4% of total purchases for the six months ended June 30, 2007 and 2006, respectively. A second manufacturer accounted for 10.6% and 12.6% of total purchases for the six months ended June 30, 2007 and 2006, respectively.
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
     This quarterly report on Form 10-Q may contain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that can be identified by the use of forward-looking language such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of our company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2006.
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

FINANCIAL OVERVIEW
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended June 30, 2007 was $14.9 million, or $0.32 earnings per diluted share. Revenue as a percentage of net sales was as follows:

	Three-Months Ended June 30,
	2007	2006
Percentage of revenues by segment
Domestic wholesale	62.4%	66.9%
International wholesale	17.0%	12.6%
Retail	19.5%	19.5%
E-commerce	1.1%	1.0%

Total	100%	100%

     As of June 30, 2007 we had 156 domestic retail stores and 12 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the first six months of 2007 we opened nine domestic concept stores, seven domestic outlet stores, one domestic warehouse store, and closed one domestic and one international concept store. As we identify new opportunities in our retail business, we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets. During the remainder of 2007 we intend to focus on the following with respect to our international business: (i) enhancing the efficiency of our international operations, (ii) increasing our international customer base, (iii) increasing the product count within each customer, (iv) tailoring our product offerings currently available to our international customers to increase demand for our product and (v) continuing to pursue opportunistic international retail store locations. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2007		2006		2007		2006
Net sales	$352,211	100.0%	$292,183	100.0%	$697,107	100.0%	$569,748	100.0%
Cost of sales	200,183	56.8	161,448	55.3	396,040	56.8	320,638	56.3

Gross profit	152,028	43.2	130,735	44.7	301,067	43.2	249,110	43.7
Royalty income	1,193	0.3	559	0.2	2,394	0.3	1,553	0.3

	153,221	43.5	131,294	44.9	303,461	43.5	250,663	44.0

Operating expenses:
Selling	40,950	11.6	31,061	10.6	67,791	9.7	51,248	9.0
General and administrative	90,473	25.7	72,803	24.9	176,457	25.3	144,736	25.4

	131,423	37.3	103,864	35.5	244,248	35.0	195,984	34.4

Earnings from operations	21,798	6.2	27,430	9.4	59,213	8.5	54,679	9.6
Interest income, net	1,286	0.3	(85)	—	2,133	0.3	(544)	(0.1)
Other, net	(147)	—	53	—	(169)	—	259	—

Earnings before income taxes	22,937	6.5	27,398	9.4	61,177	8.8	54,394	9.5
Income taxes	7,989	2.3	9,782	3.4	22,329	3.2	20,180	3.5

Net earnings	$14,948	4.2%	$17,616	6.0%	$38,848	5.6%	$34,214	6.0%

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
Net sales
     Net sales for the three months ended June 30, 2007 were $352.2 million, an increase of $60.0 million, or 20.5%, over net sales of $292.2 million for the three months ended June 30, 2006. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product including sport fusion and casual fusion footwear, increased wholesale sales and growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases (i.e. stores open for at least one year). Our domestic wholesale net sales increased $24.3 million to $219.8 million for the three months ended June 30, 2007, from $195.5 million for the three months ended June 30, 2006. The strongest increases in our domestic wholesale segment came in our Women’s Active and Kid’s lines, along with the introduction of our Cali line. The average selling price per pair within the domestic wholesale segment decreased to $18.59 per pair for the three months ended June 30, 2007 from $19.53 per pair in the same period last year. The increase in the domestic wholesale segment’s net sales came on a 16.5% unit sales volume increase to 11.7 million pairs from 10.1 million pairs for the same period in 2006.
     Our international wholesale segment net sales increased $22.9 million, or 62.2%, to $59.7 million for the three months ended June 30, 2007, compared to $36.8 million for the three months ended June 30, 2006. Our international wholesale sales consist of direct subsidiary sales – those sales we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $12.7 million, or 77.1%, to $29.3 million for the three months ended June 30, 2007 compared to net sales of $16.6 million for the three months ended June 30, 2006. The increase in direct subsidiary sales was primarily due to increased sales into the United Kingdom, Canada, and Germany. Our distributor sales increased $10.1 million to $30.4 million, or 50.0% for the three months ended June 30, 2007, compared to sales of $20.3 million for the three months ended June 30, 2006. This was primarily due to increased sales to our distributors in Panama, Russia, Chile and Serbia.
     Our retail segment sales increased $11.5 million to $68.6 million for the three months ended June 30, 2007, a 20.2% increase over sales of $57.1 million for the three months ended June 30, 2006. The increase in retail sales was due to a net increase of 32 stores, increased sales across all three store formats and positive comparable store sales. During the three months ended June 30, 2007, we opened nine new domestic stores and closed one domestic store. Of our new store additions, four were concept stores and five were outlet stores. In addition, for the three months ended June 30, 2007, we realized positive comparable store sales increases in our domestic and international retail stores of 7.2% and 16.9%, respectively. Our domestic retail sales increased 19.9% for the three months ended June 30, 2007 compared to the same period in 2006 due to positive comparable sales and a net increase of 32 stores. Our international retail sales increased 23.2% for the three months ended June 30, 2007 compared to the same period in 2006 due to increased comparable store sales and foreign currency translation gains.
     Our e-commerce sales increased $1.3 million to $4.1 million for the three months ended June 30, 2007, a 45.4% increase over sales of $2.8 million for the three months ended June 30, 2006. Our e-commerce sales made up 1% of our consolidated net sales for the three months ended June 30, 2007 and 2006, respectively.
Gross profit
     Gross profit for the three months ended June 30, 2007 increased $21.3 million to $152.0 million as compared to $130.7 million for the three months ended June 30, 2006. Our domestic wholesale segment increased $6.2 million, or 7.9%, to $85.2 million for the three months ended June 30, 2007 compared to $79.0 million for the three months ended June 30, 2006. Gross profit as a percentage of net sales, or gross margin, decreased to 43.2% for the three months ended June 30, 2007 from 44.7% for the same period in the prior year. The gross margin decrease was largely the result of the decrease in domestic wholesale margins, which decreased to 38.8% for the three months ended June 30, 2007 from 40.4% for the three months ended June 30, 2006. The decrease in domestic margins was due to lower average selling prices and lower margins on our fashion brands.

     Gross profit for our international wholesale segment increased $8.5 million, or 65.1%, to $21.6 million for the three months ended June 30, 2007 compared to $13.1 million for the three months ended June 30, 2006. Gross margins were 36.3% for the three months ended June 30, 2007 compared to 35.6% for the three months ended June 30, 2006. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 45.2% for the three months ended June 30, 2007 as compared to 42.4% for the three months ended June 30, 2006. Gross margins for our distributor sales were 27.7% for the three months ended June 30, 2007 as compared to 30.1% for the three months ended June 30, 2006. The increase in gross margins for the international wholesale segment was due to increased subsidiary sales, which was partially offset by the decrease in margins for distributor sales.
     Gross profit for our retail segment increased $5.8 million, or 15.5%, to $43.0 million for the three months ended June 30, 2007 as compared to $37.2 million for the three months ended June 30, 2006. This increase in gross profit was due to positive comparable store sales increases of 16.9 % and 7.2% in our international and domestic stores, respectively. During the three months ended June 30, 2007, we opened nine new domestic stores and closed one domestic store. Gross margins decreased to 62.6% for the three months ended June 30, 2007 as compared to 65.2% for the three months ended June 30, 2006. The decrease in gross margins was primarily due to increased discounts.
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
Licensing
     Net licensing royalties increased $0.6 million, or 113.7%, to $1.2 million for the three months ended June 30, 2007 compared to $0.6 million for the three months ended June 30, 2006. The increase in net licensing royalties is primarily the result of higher sales volumes of our licensed products.
Selling expenses
     Selling expenses increased by $9.9 million, or 31.8%, to $41.0 million for the three months ended June 30, 2007 from $31.1 million for the three months ended June 30, 2006. As a percentage of net sales, selling expenses were 11.6% and 10.6% for the three months ended June 30, 2007 and 2006, respectively. The increase in selling expenses was primarily due to increased television and print advertising of $6.9 million and increased promotional costs of $2.7 million due to the launch of our Cali Gear line.
     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs and costs associated with catalog production and distribution.
General and administrative expenses
     General and administrative expenses increased by $17.7 million, or 24.3%, to $90.5 million for the three months ended June 30, 2007 from $72.8 million for the three months ended June 30, 2006. As a percentage of sales, general and administrative expenses were 25.7% and 24.9% for the three months ended June 30, 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $5.7 million, increased warehouse and distribution costs of $3.4 million, increased temporary help of $1.5 million due to increased sales and the addition of another domestic distribution facility, and higher rent expense of $2.2 million primarily due to an additional 32 domestic stores from the same period a year ago. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $23.9 million and $18.6 million for the three months ended June 30, 2007 and 2006, respectively. The $5.3 million increase was due in part to the addition of our new domestic distribution facility and its functional integration with the existing domestic distribution facility as well as increased sales volumes.
     General and administrative expenses consist primarily of the following: salaries, wages and related taxes and various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail store operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to legal, consulting and accounting, insurance, depreciation and amortization, and expenses related to our distribution network, which includes the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products. These costs are included in general and administrative expenses and are not allocated to segments.
Interest income
     Interest income for the three months ended June 30, 2007 increased $0.1 million to $2.4 million compared to $2.3 million for the same period in 2006. Interest income earned on our short-term investment balances was primarily tax exempt. The increase in interest income resulted from higher interest rates during the three months ended June 30, 2007 when compared to the same period in 2006.
Interest expense
     Interest expense was $1.2 million for the three months ended June 30, 2007 compared to $2.4 million for the same period in 2006. The decrease in interest expense was primarily due to the conversion of our 4.5% convertible subordinated notes to shares of our Class A common stock on or prior to February 20, 2007. We expect interest expense for 2007 to be lower than 2006 due to the conversion of the notes. Interest expense was incurred on mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and interest on amounts owed to our foreign manufacturers.
Income taxes
     The effective tax rate for the three months ended June 30, 2007 was 34.8% as compared to 35.7% for the three months ended June 30, 2006 and was computed based on a year-to-date adjustment to the estimated tax rate for the entire year. Income tax expense for the three months ended June 30, 2007 was $8.0 million compared to $9.8 million for the same period in 2006. Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2007 rate is slightly lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the IRS. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
Net sales
     Net sales for the six months ended June 30, 2007 were $697.1 million, an increase of $127.4 million, or 22.4%, over net sales of $569.7 million for the six months ended June 30, 2006. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product including sport fusion and casual fusion footwear, increased wholesale sales and growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases. Our domestic wholesale net sales increased $58.6 million to $432.9 million for the six months ended June 30, 2007, from $374.3 million for the six months ended June 30, 2006. The strongest increases in our domestic wholesale segment came in our Women’s Active, Kid’s and Rhino Red lines, along with the introduction of our Cali Gear line. The average selling price per pair within the domestic wholesale segment decreased to $18.35 per pair for the six months ended June 30, 2007 from $18.52 per pair in the same period last year. The increase in domestic wholesale segment net sales came on a 15.5% unit sales volume increase to 23.5 million pairs from 20.3 million pairs for the same period in 2006.

     Our international wholesale segment net sales increased $46.1 million, or 54.1%, to $131.3 million for the six months ended June 30, 2007, compared to $85.2 million for the six months ended June 30, 2006. Direct subsidiary sales increased $25.3 million, or 53.3%, to $72.8 million for the six months ended June 30, 2007 compared to net sales of $47.5 million for the six months ended June 30, 2006. The increase in direct subsidiary sales was primarily due to increased sales into Germany, Canada, and the United Kingdom. Our distributor sales increased $20.8 million to $58.5 million, or 55.2%, for the six months ended June 30, 2007, compared to sales of $37.7 million for the six months ended June 30, 2006. This was primarily due to increased sales to our distributors in Panama, Russia, Serbia, Chile and Japan.
     Our retail segment sales increased $20.5 million to $125.4 million for the six months ended June 30, 2007, a 19.5% increase over sales of $104.9 million for the six months ended June 30, 2006. The increase in retail sales was due to a net increase of 32 stores, increased sales across all three store formats and positive comparable store sales. During the six months ended June 30, 2007, we opened 17 new domestic stores, and closed one domestic and one international concept store. Of our new store additions, nine were concept stores, seven were outlet stores and one was a warehouse store. In addition, for the six months ended June 30, 2007, we realized positive comparable store sales increases in our domestic and international retail stores of 7.6% and 18.7%, respectively. Our domestic retail sales increased 18.9% for the six months ended June 30, 2007 compared to the same period in 2006 due to positive comparable sales and a net increase of 32 stores. Our international retail sales increased 26.1% for the six months ended June 30, 2007, compared to the same period in 2006 due to increased comparable store sales.
     Our e-commerce sales increased $2.2 million to $7.5 million for the six months ended June 30, 2007, a 41.3% increase over sales of $5.3 million for the six months ended June 30, 2006. Our e-commerce sales made up 1% of our consolidated net sales for the six months ended June 30, 2007 and 2006, respectively.
Gross profit
     Gross profit for the six months ended June 30, 2007 increased $52.0 million to $301.1 million as compared to $249.1 million for the six months ended June 30, 2006. Gross margin decreased to 43.2% for the six months ended June 30, 2007 from 43.7% for the same period in the prior year. The gross margin decrease was due to lower margins on our direct subsidiary sales. Our domestic wholesale segment increased $22.6 million, or 15.3%, to $170.4 million for the six months ended June 30, 2007 compared to $147.8 million for the six months ended June 30, 2006. Gross margin for our domestic wholesale segment decreased to 39.3% for the six months ended June 30, 2007 from 39.5% for the same period in the prior year. The decrease in domestic margins was due to lower average selling prices and lower margins on our fashion brands.
     Gross profit for our international wholesale segment increased $17.0 million, or 53.3%, to $48.9 million for the six months ended June 30, 2007 compared to $31.9 million for the six months ended June 30, 2006. Gross margins were 37.2% for the six months ended June 30, 2007 compared to 37.4% for the six months ended June 30, 2006. Gross margins for our direct subsidiary sales were 42.5% for the six months ended June 30, 2007 as compared to 44.2% for the six months ended June 30, 2006. Gross margins for our distributor sales were 30.6% for the six months ended June 30, 2007 as compared to 28.9% for the six months ended June 30, 2006. Decreased gross margins for our international wholesale segment were due to increased discounts and the slight increase in distributor sales relative to the increase in subsidiary sales.
     Gross profit for our retail segment increased $11.1 million, or 16.6%, to $77.8 million for the six months ended June 30, 2007 as compared to $66.7 million for the six months ended June 30, 2006. This increase in gross profit was due to positive comparable store sales increases of 18.7% and 7.6% in our international and domestic stores, respectively. During the six months ended June 30, 2007, we opened 17 new domestic stores, closed one domestic and one international concept store. Gross margins decreased to 62.1% for the six months ended June 30, 2007 as compared to 63.6% for the six months ended June 30, 2006. The overall decrease in gross margins was primarily due to increased discounts.

Licensing
     Net licensing royalties increased $0.8 million, or 54.2%, to $2.4 million for the six months ended June 30, 2007 compared to $1.6 million for the six months ended June 30, 2006. The increase in net licensing royalties is primarily the result of higher sales volumes of our licensed products.
Selling expenses
     Selling expenses increased by $16.6 million, or 32.3%, to $67.8 million for the six months ended June 30, 2007 from $51.2 million for the six months ended June 30, 2006. As a percentage of net sales, selling expenses were 9.7% and 9.0% for the six months ended June 30, 2007 and 2006, respectively. The increase in selling expenses was primarily due to increased television and print advertising of $11.4 million and increased promotional costs of $3.9 million due to the launch of our Cali Gear line.
General and administrative expenses
     General and administrative expenses increased by $31.7 million, or 21.9%, to $176.4 million for the six months ended June 30, 2007 from $144.7 million for the six months ended June 30, 2006. As a percentage of sales, general and administrative expenses were 25.3% and 25.4% for the six months ended June 30, 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $12.0 million, increased warehouse and distribution costs of $4.7 million, increased temporary help of $3.2 million due to increased sales and the addition of another domestic distribution facility, and higher rent expense of $3.4 million primarily due to an additional 32 stores from the same period a year ago. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $48.5 million and $37.4 million for the six months ended June 30, 2007 and 2006, respectively. The $11.1 million increase was due in part to the addition of our new domestic distribution facility and its functional integration with the existing domestic distribution facility as well as increased sales volumes.
Interest income
     Interest income for the six months ended June 30, 2007 increased $0.8 million to $4.9 million compared to $4.1 million for the same period in 2006. Interest income earned on our short-term investment balances was primarily tax exempt. The increase in interest income resulted from higher interest rates during the six months ended June 30, 2007 when compared to the same period in 2006.
Interest expense
     Interest expense was $2.8 million for the six months ended June 30, 2007 compared to $4.6 million for the same period in 2006. The decrease in interest expense was primarily due to the conversion of our 4.5% convertible subordinated notes to shares of our Class A common stock on or prior to February 20, 2007. We expect interest expense for 2007 to be lower than 2006 due to the conversion of the notes. Interest expense was incurred on our convertible notes through February 20, 2007, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and interest on amounts owed to our foreign manufacturers.
Income taxes
     The effective tax rate for the six months ended June 30, 2007 was 36.5% as compared to 37.1% for the six months ended June 30, 2006 and was computed based on the estimated tax rate for the entire year. Income tax expense for the six months ended June 30, 2007 was $22.3 million compared to $20.2 million for the same period in 2006. Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2007 rate is slightly lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the IRS. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at June 30, 2007 was $488.3 million, an increase of $37.5 million from working capital of $450.8 million at December 31, 2006. Our cash and cash equivalents at June 30, 2007 were $116.3 million compared to $160.5 million at December 31, 2006. The decrease in cash and cash equivalents of $44.2 million was the result of increased receivables of $50.2 million and $42.3 million of net purchases of short-term investments which were partially offset by our increased payable balances of $14.9 million and net earnings of $38.8 million.
     For the six months ended June 30, 2007, net cash provided by operating activities was $7.6 million compared to cash provided by operating activities of $0.9 million for the six months ended June 30, 2006. The increase in our operating cash flows for the six months ended June 30, 2007, when compared to the six months ended June 30, 2006, was mainly the result of our increased earnings.
     Net cash used in investing activities was $59.6 million for the six months ended June 30, 2007 as compared to $10.0 million for the six months ended June 30, 2006. Capital expenditures for the six months ended June 30, 2007 were approximately $17.3 million, of which $2.1 million related to the construction of a new corporate facility and the balance which primarily consisted of nine new store openings and several store remodels, warehouse equipment upgrades and retail point-of-sale equipment upgrades. This was compared to capital expenditures of $10.0 million for the six months ended June 30, 2006, which primarily consisted of construction of a new corporate facility and new store openings and remodels. The new corporate facility is expected to be completed in 2007, and $0.4 million remains on the construction contract to complete the construction of the core and shell of the building. We currently anticipate that our capital expenditure requirements for 2007 will be funded through our operating cash flows, current cash and short-term investments on hand, or available lines of credit.
     Net cash provided by financing activities was $6.6 million during the six months ended June 30, 2007 compared to net cash provided by financing activities of $15.6 million during the six months ended June 30, 2006. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the six months ended June 30, 2007 as compared to the prior year.
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
     We have outstanding debt of $17.1 million that relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the property.
     We have a secured line of credit, expiring on May 31, 2011, which permits our company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. We were in compliance with all other covenants of the loan agreement at June 30, 2007. We had $11.0 million of outstanding letters of credit as June 30, 2007.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand, short-term investments and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through June 30, 2008.

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
QUARTERLY RESULTS AND SEASONALITY
     While sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings have somewhat mitigated the effect of this seasonality and, consequently, our sales are not necessarily as subjected to seasonal trends as that of our past or of our competitors in the footwear industry.
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
     Interest rate fluctuations. At June 30, 2007, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands and Brazil. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the six months ended June 30, 2007 and 2006, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $0.9 million and gain of $2.9 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2007 would have reduced the values of our net investments by approximately $2.6 million.
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
CHANGES IN INTERNAL CONTROL
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See note 9 to the financial statements on page nine of this quarterly report for a discussion of legal proceedings as required under applicable SEC rules and regulations.

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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the six months ended June 30, 2007 and June 30, 2006, our net sales to our five largest customers accounted for approximately 24.9% and 24.7% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three and six months ended June 30, 2007 and 2006, respectively. One customer accounted for 10.0% and 12.5% of our outstanding accounts receivable balance at June 30, 2007 and 2006, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2007 and June 30, 2006, the top five manufacturers of our manufactured products produced approximately 64.5% and 68.1% of our total purchases, respectively. One manufacturer accounted for 29.5% of total purchases for the six months ended June 30, 2007 and the same manufacturer accounted for 29.4% of total purchases for the same period in 2006. A second manufacturer accounted for 10.6% of our total purchases during the six months ended June 30, 2007 and the same manufacturer accounted for 12.6% of total purchases for the same period in 2006. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of June 30, 2007, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.2% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2007, Mr. Greenberg beneficially owned approximately 62.4% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 79.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 24, 2007, we held our annual meeting of stockholders. The following matters were voted on at the meeting: the election of three members to the Board of Directors, the approval of our 2007 Annual Incentive Compensation Plan and the approval of our 2008 Employee Stock Purchase Plan.
     The results of the voting on these matters are set forth as follows:

Proposal	Votes For	Against/Withheld	Abstentions
Proposal No. 1 –
Election of Director Nominees
Michael Greenberg	145,875,397	14,042,090	—
David Weinberg	145,906,141	14,011,336	—
Jeffrey Greenberg	145,888,700	14,028,787	—

Proposal No. 2 –
Approval of 2007 Annual Incentive Compensation Plan	140,741,907	14,399,701	18,540

Proposal No. 3 –
Approval of 2008 Employee Stock Purchase Plan	149,814,834	5,329,056	16,258
     The following directors did not stand for election and continue to serve as directors of our company: Robert Greenberg, Morton Erlich, Geyer Kosinski and Richard Siskind.
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

Date: August 9, 2007	SKECHERS U.S.A., INC.
	By:	/s/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)