Form 10-Q
period 2007-09-30
SKECHERS USA INC
filed 2007-11-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2007: 32,880,988.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2007: 12,851,789.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$121,158	$160,485
Short-term investments	103,075	60,000
Trade accounts receivable, less allowances of $12,486 in 2007 and $10,558 in 2006	206,312	177,740
Other receivables	9,063	8,035

Total receivables	215,375	185,775

Inventories	186,819	200,877
Prepaid expenses and other current assets	18,432	15,321
Deferred tax assets	9,490	9,490

Total current assets	654,349	631,948

Property and equipment, at cost, less accumulated depreciation and amortization	96,916	87,645
Intangible assets, less accumulated amortization	193	633
Deferred tax assets	11,984	11,984
Other assets, at cost	6,526	4,843

TOTAL ASSETS	$769,968	$737,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	423	576
Accounts payable	126,902	161,150
Accrued expenses	14,580	19,435

Total current liabilities	141,905	181,161

4.50% convertible subordinated notes	—	89,969
Long-term borrowings, excluding current installments	16,567	16,836

Total liabilities	158,472	287,966

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 32,875 and 28,103
shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	33	28
Class B Common Stock, $.001 par value; 60,000 shares authorized; 12,852 and 13,768
shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	13	14
Additional paid-in capital	256,215	156,374
Accumulated other comprehensive income	13,559	11,200
Retained earnings	341,676	281,471

Total stockholders’ equity	611,496	449,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$769,968	$737,053

See accompanying notes to unaudited condensed consolidate financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
Net sales	$395,033	$331,126	$1,092,140	$900,874
Cost of sales	223,363	184,823	619,403	505,461

Gross profit	171,670	146,303	472,737	395,413
Royalty income	998	1,359	3,392	2,912

	172,668	147,662	476,129	398,325

Operating expenses:
Selling	37,657	35,703	105,448	86,951
General and administrative	98,431	77,476	274,888	222,212

	136,088	113,179	380,336	309,163

Earnings from operations	36,580	34,483	95,793	89,162

Other income (expense):
Interest income	2,547	2,109	7,432	6,179
Interest expense	(837)	(2,361)	(3,589)	(6,975)
Other, net	298	69	129	328

	2,008	(183)	3,972	(468)

Earnings before income taxes	38,588	34,300	99,765	88,694
Income tax expense	13,844	12,101	36,173	32,281

Net earnings	$24,744	$22,199	$63,592	$56,413

Net earnings per share:
Basic	$0.54	$0.54	$1.41	$1.38

Diluted	$0.53	$0.49	$1.37	$1.27

Weighted average shares:
Basic	45,721	41,316	45,095	40,897

Diluted	46,654	46,199	46,769	45,936

Comprehensive income:
Net earnings	$24,744	$22,199	$63,592	$56,413
Foreign currency translation adjustment, net of tax	3,261	(26)	2,359	2,904

Total comprehensive income	$28,005	$22,173	$65,951	$59,317

See accompanying notes to unaudited condensed consolidate financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$63,592	$56,413
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,499	12,280
Amortization of deferred financing costs	95	574
Amortization of intangible assets	322	378
Provision for bad debts and returns	3,197	5,261
Tax benefits from stock-based compensation	3,130	3,054
Non-cash stock compensation	874	1,608
Loss on disposal of equipment	248	71
(Increase) decrease in assets:
Receivables	(30,140)	(41,075)
Inventories	14,313	(40,845)
Prepaid expenses and other current assets	(3,020)	(10,701)
Other assets	(1,505)	473
Increase (decrease) in liabilities:
Accounts payable	(34,735)	30,972
Accrued expenses	(8,280)	(8,433)

Net cash provided by operating activities	20,590	10,030

Cash flows used in investing activities:
Capital expenditures	(26,199)	(19,129)
Purchases of short-term investments	(160,050)	(48,074)
Maturities of short-term investments	116,975	—

Net cash used in investing activities	(69,274)	(67,203)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	6,774	13,668
Payments on long-term debt	(425)	(809)
Excess tax benefits from stock-based compensation	320	3,054

Net cash provided by financing activities	6,669	15,913

Net decrease in cash and cash equivalents	(42,015)	(41,260)
Effect of exchange rates on cash and cash equivalents	2,688	1,051
Cash and cash equivalents at beginning of the period	160,485	197,007

Cash and cash equivalents at end of the period	$121,158	$156,798

Supplemental disclosures of cash flow information:

Interest paid	$3,675	$5,554
Income taxes paid	39,701	41,428

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     During the nine months ended September 30, 2007, the Company issued approximately 3.5 million shares of Class A common stock to note holders upon conversion of our 4.50% convertible subordinated debt with a carrying value of $89,969.
See accompanying notes to unaudited condensed consolidate financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.
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
(2) SHORT-TERM INVESTMENTS
     Short-term investments consist of certain marketable equity and debt securities and other investments aggregating $103.1 million at September 30, 2007 and $60.0 million at December 31, 2006 and are included in current assets in the accompanying condensed consolidated balance sheets. These securities are considered available-for-sale and recorded on the Company’s books at fair market value with the unrealized gains and losses, net of tax, included in stockholders’ equity. Unrealized gains and losses related to marketable equity securities at September 30, 2007 and September 30, 2006 were negligible.
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

(4) OTHER COMPREHENSIVE INCOME
     The Company operates internationally through foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.
(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $0.2 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively. Stock compensation expense was $0.9 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively.
Shares subject to option under the Company’s 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”) were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2006	2,485,585	$11.74
Granted	—	—
Exercised	(430,147)	12.72
Forfeited	(21,713)	16.95

Outstanding at September 30, 2007	2,033,725	11.48	4.1 years	$21,886,003

Exercisable at September 30, 2007	2,019,725	11.47	4.1 years	$21,759,528

     A summary of the status and changes of our nonvested shares related to the Equity Incentive Plan as of and during the nine months ended September 30, 2007 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2006	17,333	$16.38
Granted	2,500	29.26
Vested	(4,666)	17.00

Nonvested at September 30, 2007	15,167	18.32

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
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Basic earnings per share	2007	2006	2007	2006
Net earnings	$24,744	$22,199	$63,592	$56,413
Weighted average common shares outstanding	45,721	41,316	45,095	40,897
Basic earnings per share	$0.54	$0.54	$1.41	$1.38
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Diluted earnings per share	2007	2006	2007	2006
Net earnings	$24,744	$22,199	$63,592	$56,413
After tax effect of interest expense on 4.50% convertible subordinated notes	—	655	359	1,932

Earnings for purposes of computing diluted earnings per share	$24,744	$22,854	$63,951	$58,345

Weighted average common shares outstanding	45,721	41,316	45,095	40,897
Dilutive effect of stock options	933	1,417	1,193	1,573
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	—	3,466	481	3,466

Weighted average common shares outstanding	46,654	46,199	46,769	45,936

Diluted earnings per share	$0.53	$0.49	$1.37	$1.27

     Options to purchase 147,500 and 169,500 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively. There were no options excluded from the computation for the nine month period ended September 30, 2007. Options to purchase 169,500 shares of Class A common stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2006. The options outstanding that were excluded from the computation of diluted earnings per share were not included because their effect would have been anti-dilutive.
(7) INCOME TAXES
     The Company’s effective tax rates for the third quarter and first nine months of 2007 were 35.9% and 36.3%, respectively, compared to the effective tax rates of 35.3% and 36.4% for the third quarter and first nine months of 2006, respectively. Income tax expense for the three months ended September 30, 2007 was $13.8 million compared to $12.1 million for the same period in 2006. Income tax expense for the nine months ended September 30, 2007 was $36.2 million compared to $32.3 million for the same period in 2006. The tax provision for the nine months ended September 30, 2007 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three- and nine-month periods ended September 30, 2007 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted FIN 48 as of January 1, 2007 and increased our existing unrecognized tax benefits by $3.4 million to $11.0 million. The increase was related primarily to state income tax and transfer-pricing issues. This increase was recorded as a cumulative effect adjustment to retained earnings. The adoption of FIN 48 did not have a material impact on our results of operations. The amount of unrecognized tax benefit increased during the nine months ended September 30, 2007 by $5.6 million to $16.6 million, due primarily to unrecognized transfer pricing tax benefits resulting from ongoing operations. If recognized, the entire amount of unrecognized tax benefit would be recorded as a reduction in income tax expense. It is reasonably possible that current tax examinations could be completed during the year and it is reasonably possible that our unrecognized tax benefit could change; however, we do not expect any such change to be material.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Condensed Consolidated Statement of Earnings and totaled $0.1 million for the three months ended September 30, 2007 and $0.2 million for the nine months ended September 30, 2007. Estimated interest and penalties for the three and nine month period ended September 30, 2006 were less than $0.1 million. Accrued interest and penalties were $1.3 million and $1.1 million as of September 30, 2007 and December 31, 2006, respectively.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the United States Internal Revenue Service (the “IRS”); however the company is under examination by a number of states. With few exceptions, the Company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2004. Tax years 2004 through 2006 remain open to examination by the U.S. federal, state, and foreign taxing jurisdictions under which we are subject. We believe that we have made adequate provision for all income tax uncertainties pertaining to these open years.
(8) LINE OF CREDIT
     The Company has a secured line of credit, expiring on May 31, 2011, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The Company was in compliance with all other covenants of the loan agreement at September 30, 2007. The Company had approximately $6.0 million of outstanding letters of credit as September 30, 2007.
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

et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants the Company and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. The Company moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted the Company’s motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. The Company has moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of the Company and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the filing date of the Company’s quarterly report for the first quarter of 2007, all briefing by the parties had been completed, and a hearing date had been scheduled for April 18, 2007, but the court took it off calendar pending a decision from the United States Supreme Court in another matter on the grounds that the decision from the Supreme Court could affect the outcome of the appeal. The United States Supreme Court handed down its decision in that matter on September 20, 2007. The parties prepared briefs based on that decision and oral arguments were presented before the Ninth Circuit on November 6, 2007. Discovery has not commenced in the underlying action. While it is too early to predict the outcome of the appeal and any subsequent litigation, the Company continues to believe the suit is without merit and continues to vigorously defend against the claims.
     On January 26, 2007, Asics America Corporation and Asics Corporation (Japan) (collectively, “Asics”) filed a lawsuit in the U.S. District Court for the Central District of California (Case No. SACV 07-0103 AG (PJWx)) against the Company, Zappos.com, Inc., Brown Shoe Company, Inc. dba Famousfootwear.com and Brown Group Retail, Inc. dba Famous Footwear U.S.A., Inc. alleging trademark infringement, unfair competition, trademark dilution and false advertising arising out of the Company’s alleged use of marks similar to Asics’ stripe design mark. The lawsuit seeks, inter alia, compensatory, treble and punitive damages, profits, attorney’s fees and costs. Thereafter, Asics filed an amended complaint which added a claim for trade dress infringement. On March 12, 2007, Asics filed a motion for a preliminary injunction against the Company seeking to prevent any future sales or distribution of the shoes that are the subject of the lawsuit. After hearing oral arguments, the court, on April 25, 2007, denied Asics’ motion finding that Asics had not shown that it is likely to prevail on the merits or that the balance of hardships tips in its favor. On April 30, 2007, the Company answered Asics’ complaint and filed a counter-claim seeking a declaration that none of the Company’s designs infringe upon Asics’ trademark, trade dress or other proprietary rights. The parties reached a confidential agreement in principle and signed a memorandum of understanding on July 5, 2007. The parties reduced to writing and finalized a formal settlement agreement based on the memorandum of understanding. The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.
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
(10) STOCKHOLDERS’ EQUITY
     Certain Class B stockholders converted 100,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended September 30, 2007. No Class B shares were converted during the three months ended September 30, 2006. Certain Class B stockholders converted 916,400 and 865,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the nine months ended September 30, 2007 and September 30, 2006, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales
Domestic wholesale	$237,531	$208,240	$670,450	$582,536
International wholesale	75,007	55,274	206,338	140,500
Retail	78,269	64,856	203,665	169,804
E-commerce	4,226	2,756	11,687	8,034

Total	$395,033	$331,126	$1,092,140	$900,874

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross Profit
Domestic wholesale	$91,757	$83,276	$262,182	$231,120
International wholesale	29,820	20,466	78,713	52,360
Retail	48,081	41,212	125,916	107,948
E-commerce	2,012	1,349	5,926	3,985

Total	$171,670	$146,303	$472,737	$395,413

	September 30, 2007	December 31, 2006
Identifiable Assets
Domestic wholesale	$589,642	$563,956
International wholesale	107,073	108,210
Retail	73,072	64,634
E-commerce	181	253

Total	$769,968	$737,053

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Additions to Property and Equipment
Domestic wholesale	$3,153	$5,591	$10,865	$12,296
International wholesale	435	198	1,168	628
Retail	5,309	3,348	14,166	6,205

Total	$8,897	$9,137	$26,199	$19,129

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales (1)
United States	$313,312	$270,241	$868,478	$746,350
Canada	11,877	7,895	30,662	19,972
Other International (2)	69,844	52,990	193,000	134,552

Total	$395,033	$331,126	$1,092,140	$900,874

	September 30, 2007	December 31, 2006
Long-Lived Assets
United States	$94,085	$81,161
Canada	443	764
Other International (2)	2,388	5,720

Total	$96,916	$87,645

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Thailand and Malaysia that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Thailand and Malaysia.
(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $142.8 million and $141.7 million before allowances for bad debts, sales returns and chargebacks at September 30, 2007 and December 31, 2006, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $76.0 million and $46.7 million before allowance for bad debts, sales returns and chargebacks at September 30, 2007 and December 31, 2006, respectively. The Company provided for potential credit losses of $3.2 million and $5.3 million for the nine months ended September 30, 2007 and 2006, respectively.
     Net sales to customers in the U.S. exceeded 75% of total net sales for the three months ended September 30, 2007 and 2006. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $114.8 million and $119.1 million at September 30, 2007 and December 31, 2006, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 26.7% and 25.0% of total net sales for the three months ended September 30, 2007 and 2006, respectively. The Company’s net sales to its five largest customers accounted for approximately 25.6% and 24.6% of total net sales for the nine months ended September 30, 2007 and 2006, respectively. No customer accounted for more than 10% of our net sales during the three and nine months ended September 30, 2007 and 2006, respectively. No one customer accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2007. One customer accounted for 10.2% of our outstanding accounts receivable balance at September 30, 2006.
     The Company’s top five manufacturers produced approximately 68.2% and 69.0% of our total purchases for the three months ended September 30, 2007 and 2006, respectively. One manufacturer accounted for 28.0% and 33.6% of total purchases for the three months ended September 30, 2007 and 2006, respectively. Two additional manufacturers each accounted for 12.6% of total purchases for the three months ended September 30, 2007. One manufacturer accounted for 9.8% of total purchases for the three months ended September 30, 2006. The Company’s top five manufacturers produced approximately 65.8% and 68.4% of our total purchases for the nine months ended September 30, 2007 and 2006, respectively. One manufacturer accounted for 29.0% and 30.9% of total purchases for the nine months ended September 30, 2007 and 2006, respectively. A second manufacturer accounted for 11.3% and 11.0% of total purchases for the nine months ended September 30, 2007 and 2006, respectively.
     Most of the Company’s products are produced in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these business risks have not had a material adverse impact on the Company’s operations.

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
     This quarterly report on Form 10-Q may contain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that can be identified by the use of forward-looking language such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of our company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; changes in economic conditions that could affect the ability to open retail stores in new markets and/or the sales performance of existing retails stores; the ability to attract and retain qualified personnel; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2006.
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

FINANCIAL OVERVIEW
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended September 30, 2007 was $24.7 million, or $0.53 earnings per diluted share. Revenue as a percentage of net sales was as follows:

	Three-Months Ended September 30,
	2007	2006
Percentage of revenues by segment
Domestic wholesale	60.1%	62.9%
International wholesale	19.0%	16.7%
Retail	19.8%	19.6%
E-commerce	1.1%	0.8%

Total	100.0%	100.0%

     As of September 30, 2007 we had 163 domestic retail stores and 15 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the first nine months of 2007 we opened 15 domestic concept stores, eight domestic outlet stores, two domestic warehouse stores, three international concept stores, and closed one domestic concept store, one international concept store, and one domestic warehouse store. As we identify new retail opportunities we will selectively open new stores in key locations with the goal of profitably building brand awareness in certain markets.
     During the remainder of 2007 we intend to also focus on the following with respect to our international business: (i) enhancing the efficiency of our international operations, (ii) increasing our international customer base, (iii) increasing the product count within each customer, (iv) tailoring our product offerings currently available to our international customers to increase demand for our product and (v) continuing to pursue opportunistic international retail store locations. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2007		2006		2007		2006
Net sales	$395,033	100.0%	$331,126	100.0%	$1,092,140	100.0%	$900,874	100.0%
Cost of sales	223,363	56.5	184,823	55.8	619,403	56.7	505,461	56.1

Gross profit	171,670	43.5	146,303	44.2	472,737	43.3	395,413	43.9
Royalty income	998	0.2	1,359	0.4	3,392	0.3	2,912	0.3

	172,668	43.7	147,662	44.6	476,129	43.6	398,325	44.2

Operating expenses:
Selling	37,657	9.5	35,703	10.8	105,448	9.7	86,951	9.7
General and administrative	98,431	24.9	77,476	23.4	274,888	25.1	222,212	24.7

	136,088	34.4	113,179	34.2	380,336	34.8	309,163	34.4

Earnings from operations	36,580	9.3	34,483	10.4	95,793	8.8	89,162	9.8
Interest income, net	1,710	0.4	(252)	(0.1)	3,843	0.3	(796)	(0.1)
Other, net	298	0.1	69	—	129	—	328	0.1

Earnings before income taxes	38,588	9.8	34,300	10.3	99,765	9.1	88,694	9.8
Income taxes	13,844	3.5	12,101	3.6	36,173	3.3	32,281	3.5

Net earnings	$24,744	6.3%	$22,199	6.7%	$63,592	5.8%	$56,413	6.3%

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
Net sales
     Net sales for the three months ended September 30, 2007 were $395.0 million, an increase of $63.9 million, or 19.3%, over net sales of $331.1 million for the three months ended September 30, 2006. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product including sport fusion, casual fusion footwear and the introduction of our Cali Gear footwear, increased domestic and international wholesale sales and growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases (i.e. stores open for at least one year). Our domestic wholesale net sales increased $29.3 million to $237.5 million for the three months ended September 30, 2007, from $208.2 million for the three months ended September 30, 2006. The strongest increases in our domestic wholesale segment came in our Men’s USA, Women’s Active, and Kid’s lines, along with the introduction of our Cali Gear line. The average selling price per pair within the domestic wholesale segment decreased to $20.86 per pair for the three months ended September 30, 2007 from $21.05 per pair in the same period last year primarily due to the introduction of our Cali Gear line. The increase in the domestic wholesale segment’s net sales came on a 15.1% unit sales volume increase to 11.4 million pairs from 9.9 million pairs for the same period in 2006.
     Our international wholesale segment net sales increased $19.7 million, or 35.7%, to $75.0 million for the three months ended September 30, 2007, compared to $55.3 million for the three months ended September 30, 2006. Our international wholesale sales consist of direct subsidiary sales — those sales we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers or operate their own retail stores in various international regions where we do not sell direct. Direct subsidiary sales increased $15.8 million, or 46.7%, to $49.7 million for the three months ended September 30, 2007 compared to net sales of $33.9 million for the three months ended September 30, 2006. The increase in direct subsidiary sales was primarily due to increased sales into the United Kingdom and Canada. Our distributor sales increased $3.9 million to $25.3 million, or 18.2%, for the three months ended September 30, 2007, compared to sales of $21.4 million for the three months ended September 30, 2006. This was primarily due to increased sales to our distributors in Panama, Dubai and Japan.
     Our retail segment sales increased $13.5 million to $78.3 million for the three months ended September 30, 2007, a 20.7% increase over sales of $64.8 million for the three months ended September 30, 2006. The increase in retail sales was due to a net increase of 33 stores, increased sales across all three store formats and positive comparable store sales. During the three months ended September 30, 2007, we opened eight new domestic stores, three international stores and closed one domestic store. Of our new store additions, nine were concept stores, one was an outlet store, and one was a warehouse store. In addition, for the three months ended September 30, 2007, we realized positive comparable store sales increases in our domestic and international retail stores of 7.0% and 22.0%, respectively. Our domestic retail sales increased 20.8% for the three months ended September 30, 2007 compared to the same period in 2006 due to positive comparable sales and a net increase of 31 stores. Our international retail sales increased 19.7% for the three months ended September 30, 2007 compared to the same period in 2006 due to a net increase of two stores, increased comparable store sales and foreign currency translation gains.
     Our e-commerce sales increased $1.4 million to $4.2 million for the three months ended September 30, 2007, a 53.4% increase over sales of $2.8 million for the three months ended September 30, 2006. Our e-commerce sales made up 1% of our consolidated net sales for the three months ended September 30, 2007 and 2006, respectively.

Gross profit
     Gross profit for the three months ended September 30, 2007 increased $25.4 million to $171.7 million as compared to $146.3 million for the three months ended September 30, 2006. Our domestic wholesale segment increased $8.5 million, or 10.2%, to $91.8 million for the three months ended September 30, 2007 compared to $83.3 million for the three months ended September 30, 2006. Gross profit as a percentage of net sales, or gross margin, decreased to 43.5% for the three months ended September 30, 2007 from 44.2% for the same period in the prior year. The gross margin decrease was largely the result of the decrease in domestic wholesale margins, which decreased to 38.6% for the three months ended September 30, 2007 from 40.0% for the three months ended September 30, 2006. The decrease in domestic margins was due to lower margins from closing out our discontinued fashion brands.
     Gross profit for our international wholesale segment increased $9.4 million, or 45.7%, to $29.8 million for the three months ended September 30, 2007 compared to $20.4 million for the three months ended September 30, 2006. Gross margins were 39.8% for the three months ended September 30, 2007 compared to 37.0% for the three months ended September 30, 2006. Gross margins for our direct subsidiary sales were 45.9% for the three months ended September 30, 2007 as compared to 43.5% for the three months ended September 30, 2006. Gross margins for our distributor sales were 27.6% for the three months ended September 30, 2007 as compared to 26.8% for the three months ended September 30, 2006. The increase in gross margins for the international wholesale segment was due to increased subsidiary sales, which achieve higher gross margins than our international wholesale sales through our foreign distributors.
     Gross profit for our retail segment increased $6.9 million, or 16.7%, to $48.1 million for the three months ended September 30, 2007 as compared to $41.2 million for the three months ended September 30, 2006. This increase in gross profit was due to positive comparable store sales increases of 22.0% and 7.0% in our international and domestic stores, respectively. During the three months ended September 30, 2007, we opened eight new domestic stores, three international stores and closed one domestic store. Gross margins decreased to 61.4% for the three months ended September 30, 2007 as compared to 63.5% for the three months ended September 30, 2006. The decrease in gross margins was primarily due to increased discounts and close outs of our discontinued fashion brands.
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
Licensing
     Net licensing royalties decreased $0.4 million, or 26.6%, to $1.0 million for the three months ended September 30, 2007 compared to $1.4 million for the three months ended September 30, 2006. The decrease in net licensing royalties is primarily the result of lower sales volumes of our licensed products.
Selling expenses
     Selling expenses increased by $2.0 million, or 5.5%, to $37.7 million for the three months ended September 30, 2007 from $35.7 million for the three months ended September 30, 2006. As a percentage of net sales, selling expenses were 9.5% and 10.8% for the three months ended September 30, 2007 and 2006, respectively. The increase in selling expenses was primarily due to increased television and print advertising of $2.2 million. The decrease in selling expenses as a percentage of net sales was due increased net sales and reduced tradeshow expenses.

     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, and advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $20.9 million, or 27.1%, to $98.4 million for the three months ended September 30, 2007 from $77.5 million for the three months ended September 30, 2006. As a percentage of sales, general and administrative expenses were 24.9% and 23.4% for the three months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $6.7 million, of which $3.0 million related to severance benefits resulting from the closing of our Taiwan branch and discontinuing some of our fashion brands, higher rent expense of $2.6 million primarily due to an additional 31 domestic stores from the same period a year ago, increased warehouse and distribution costs of $2.4 million and increased temporary help of $1.8 million due to increased sales and the addition of another domestic distribution facility. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $27.7 million and $21.1 million for the three months ended September 30, 2007 and 2006, respectively. The $6.6 million increase was due in part to the addition of our new domestic distribution facility and its functional integration with the existing domestic distribution facility as well as increased sales volumes.
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
Interest income
     Interest income for the three months ended September 30, 2007 increased $0.4 million to $2.5 million compared to $2.1 million for the same period in 2006. Interest income earned on our short-term investment balances was primarily tax exempt. The increase in interest income primarily resulted from interest due to a legal settlement during three months ended September 30, 2007.
Interest expense
     Interest expense was $0.8 million for the three months ended September 30, 2007 compared to $2.4 million for the same period in 2006. The decrease in interest expense was primarily due to the conversion of our 4.5% convertible subordinated notes to shares of our Class A common stock on or prior to February 20, 2007. We expect interest expense for 2007 to be lower than 2006 due to the conversion of the notes. Interest expense was incurred on mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and interest on amounts owed to our foreign manufacturers.
Income taxes
     The effective tax rate for the three months ended September 30, 2007 was 35.9% as compared to 35.3% for the three months ended September 30, 2006 and was computed based on the estimated tax rate for the entire year. Income tax expense for the three months ended September 30, 2007 was $13.8 million compared to $12.1 million for the same period in 2006. Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2007 rate is slightly lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the IRS.

As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
Net sales
     Net sales for the nine months ended September 30, 2007 were $1.092 billion, an increase of $191.3 million, or 21.2%, over net sales of $900.9 million for the nine months ended September 30, 2006. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product including sport fusion, casual fusion footwear and the introduction of our Cali Gear footwear, increased domestic and international wholesale sales and growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases. Our domestic wholesale net sales increased $87.9 million to $670.4 million for the nine months ended September 30, 2007, from $582.5 million for the nine months ended September 30, 2006. The strongest increases in our domestic wholesale segment came in our Women’s Active, Kid’s and Men’s USA lines, along with the introduction of our Cali Gear line. The average selling price per pair within the domestic wholesale segment decreased to $19.23 per pair for the nine months ended September 30, 2007 from $19.28 per pair in the same period last year due to the introduction of our Cali Gear line. The increase in domestic wholesale segment net sales came on a 15.4% unit sales volume increase to 34.9 million pairs from 30.2 million pairs for the same period in 2006.
     Our international wholesale segment net sales increased $65.8 million, or 46.9%, to $206.3 million for the nine months ended September 30, 2007, compared to $140.5 million for the nine months ended September 30, 2006. Direct subsidiary sales increased $41.1 million, or 50.5%, to $122.5 million for the nine months ended September 30, 2007 compared to net sales of $81.4 million for the nine months ended September 30, 2006. The increase in direct subsidiary sales was primarily due to increased sales into the United Kingdom, Canada, Germany and Benelux. Our distributor sales increased $24.7 million to $83.8 million, or 41.8%, for the nine months ended September 30, 2007, compared to sales of $59.1 million for the nine months ended September 30, 2006. This was primarily due to increased sales to our distributors in Panama, Russia, and Japan.
     Our retail segment sales increased $33.9 million to $203.7 million for the nine months ended September 30, 2007, a 19.9% increase over sales of $169.8 million for the nine months ended September 30, 2006. The increase in retail sales was due to a net increase of 33 stores, increased sales across all three store formats and positive comparable store sales. During the nine months ended September 30, 2007, we opened 25 new domestic stores, three international stores and closed two domestic and one international store. Of our new store additions, 18 were concept stores, eight were outlet stores and two were warehouse stores. In addition, for the nine months ended September 30, 2007, we realized positive comparable store sales increases in our domestic and international retail stores of 7.4% and 20.0%, respectively. Our domestic retail sales increased 19.6% for the nine months ended September 30, 2007 compared to the same period in 2006 due to positive comparable sales and a net increase of 31 stores. Our international retail sales increased 23.5% for the nine months ended September 30, 2007, compared to the same period in 2006 primarily due to increased comparable store sales.
     Our e-commerce sales increased $3.7 million to $11.7 million for the nine months ended September 30, 2007, a 45.5% increase over sales of $8.0 million for the nine months ended September 30, 2006. Our e-commerce sales made up 1% of our consolidated net sales for the nine months ended September 30, 2007 and 2006, respectively.
Gross profit
     Gross profit for the nine months ended September 30, 2007 increased $77.3 million to $472.7 million as compared to $395.4 million for the nine months ended September 30, 2006. Gross margin decreased to 43.3% for the nine months ended September 30, 2007 from 43.9% for the same period in the prior year, which was largely the result of decreased margins in our domestic wholesale and retail segments. Our domestic wholesale segment increased $31.1 million, or 13.4%, to $262.2 million for the nine months ended September 30, 2007 compared to $231.1 million for the nine months ended September 30, 2006. Gross margin for our domestic wholesale segment decreased to 39.1% for the nine months ended September 30, 2007 from 39.7% for the same period in the prior year. The decrease in domestic margins was due to lower margins on our fashion brands.
     Gross profit for our international wholesale segment increased $26.3 million, or 50.3%, to $78.7 million for the nine months ended September 30, 2007 compared to $52.4 million for the nine months ended September 30, 2006. Gross margins were 38.2% for the nine months ended September 30, 2007 compared to 37.3% for the nine months ended September 30, 2006. Gross margins for our direct subsidiary sales were 45.2% for the nine months ended September 30, 2007 as compared to 43.9% for the nine months ended September 30, 2006. Gross margins for our distributor sales were 27.8% for the nine months ended September 30, 2007 as compared to 28.2% for the nine months ended September 30, 2006. The increase in gross margins for the international wholesale segment was due to increased subsidiary sales, which achieve higher gross margins than our international wholesale sales through our foreign distributors.
     Gross profit for our retail segment increased $18.0 million, or 16.6%, to $125.9 million for the nine months ended September 30, 2007 as compared to $107.9 million for the nine months ended September 30, 2006. This increase in gross profit was due to increased store count and positive comparable store sales increases of 20.0% and 7.4% in our international and domestic stores, respectively. During the nine months ended September 30, 2007, we opened 25 new domestic stores, two domestic stores, three international stores and closed two domestic stores and one international store. Gross margins decreased to 61.8% for the nine months ended September 30, 2007 as compared to 63.6% for the nine months ended September 30, 2006. The overall decrease in gross margins was primarily due to increased discounts and close outs of our discontinued fashion brands.
Licensing
     Net licensing royalties increased $0.5 million, or 16.5%, to $3.4 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. The increase in net licensing royalties is primarily the result of higher sales volumes of our licensed products.
Selling expenses
     Selling expenses increased by $18.5 million, or 21.3%, to $105.5 million for the nine months ended September 30, 2007 from $87.0 million for the nine months ended September 30, 2006. As a percentage of net sales, selling expenses were 9.7% for both the nine months ended September 30, 2007 and 2006, respectively. The increase in selling expenses was primarily due to increased television and print advertising of $13.6 million and increased promotional costs of $4.3 million primarily due to the launch of our Cali Gear line.
General and administrative expenses
     General and administrative expenses increased by $52.7 million, or 23.7%, to $274.9 million for the nine months ended September 30, 2007 from $222.2 million for the nine months ended September 30, 2006. As a percentage of sales, general and administrative expenses were 25.1% and 24.7% for the nine months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $18.7 million, increased warehouse and distribution costs of $7.0 million and increased temporary help of $5.0 million due to increased sales and the addition of another domestic distribution facility, and higher rent expense of $6.0 million primarily due to an additional 31 domestic stores from the same period a year ago. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $76.2 million and $58.5 million for the nine months ended September 30, 2007 and 2006, respectively. The $17.7 million increase was due in part to the addition of our new domestic distribution facility and its functional integration with the existing domestic distribution facility as well as increased sales volumes.

Interest income
     Interest income for the nine months ended September 30, 2007 increased $1.2 million to $7.4 million compared to $6.2 million for the same period in 2006. Interest income earned on our short-term investment balances was primarily tax exempt. The increase in interest income was primarily due to higher interest rates during the nine months ended September 30, 2007 when compared to the same period in 2006 and from interest due to a legal settlement during three months ended September 30, 2007.
Interest expense
     Interest expense was $3.6 million for the nine months ended September 30, 2007 compared to $7.0 million for the same period in 2006. The decrease in interest expense was primarily due to the conversion of our 4.5% convertible subordinated notes to shares of our Class A common stock on or prior to February 20, 2007. We expect interest expense for 2007 to be lower than 2006 due to the conversion of the notes. Interest expense was incurred on our convertible notes through February 20, 2007, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and interest on amounts owed to our foreign manufacturers.
Income taxes
     The effective tax rate for the nine months ended September 30, 2007 was 36.3% as compared to 36.4% for the nine months ended September 30, 2006 and was computed based on the estimated tax rate for the entire year. Income tax expense for the nine months ended September 30, 2007 was $36.2 million compared to $32.3 million for the same period in 2006. Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2007 rate is slightly lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the IRS. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at September 30, 2007 was $512.4 million, an increase of $61.6 million from working capital of $450.8 million at December 31, 2006. Our cash and cash equivalents at September 30, 2007 were $121.2 million compared to $160.5 million at December 31, 2006. The decrease in cash and cash equivalents of $39.3 million was the result of increased receivables of $30.1 million, decreased payables of $34.7 million, and $43.1 million of net purchases of short-term investments which were partially offset by our net earnings of $63.6 million.
     For the nine months ended September 30, 2007, net cash provided by operating activities was $20.6 million compared to cash provided by operating activities of $10.0 million for the nine months ended September 30, 2006. The increase in our operating cash flows for the nine months ended September 30, 2007, when compared to the nine months ended September 30, 2006, was mainly the result of our increased earnings.
     Net cash used in investing activities was $69.3 million for the nine months ended September 30, 2007 as compared to $67.2 million for the nine months ended September 30, 2006. Capital expenditures for the nine months ended September 30, 2007 were approximately $26.2 million, of which $5.9 million related to the construction of a new corporate facility and the balance which primarily consisted of 28 new store openings and several store remodels, warehouse equipment upgrades and retail point-of-sale equipment upgrades. This was compared to capital expenditures of $19.1 million for the nine months ended September 30, 2006, which primarily consisted of construction of a new corporate facility and new store openings and remodels. The new corporate facility is expected to be completed in 2007, and $0.3 million remains on the construction contract to complete the construction of the core and shell of the building. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows, current cash and short-term investments on hand, or available lines of credit.

     Net cash provided by financing activities was $6.7 million during the nine months ended September 30, 2007 compared to net cash provided by financing activities of $15.9 million during the nine months ended September 30, 2006. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the nine months ended September 30, 2007 as compared to the prior year.
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
     We have outstanding debt of $17.0 million that relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the property.
     We have a secured line of credit, expiring on May 31, 2011, which permits our company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. We were in compliance with all other covenants of the loan agreement at September 30, 2007. We had $6.0 million of outstanding letters of credit as September 30, 2007.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand, short-term investments and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through September 30, 2008. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2006 and 2007, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
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
     Interest rate fluctuations. At September 30, 2007, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Japan, Thailand and Malaysia. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the nine months ended September 30, 2007 and 2006, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $2.4 million and $2.9 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2007 would have reduced the values of our net investments by approximately $2.3 million.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     During the nine months ended September 30, 2007 and September 30, 2006, our net sales to our five largest customers accounted for approximately 25.6% and 24.6% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three and nine months ended September 30, 2007 and 2006, respectively. No one customer accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2007. One customer accounted for 10.2% of our outstanding accounts receivable balance at September 30, 2006. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We rely on independent contract manufacturers and, as a result, are exposed to potential disruptions in product supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2007 and September 30, 2006, the top five manufacturers of our manufactured products produced approximately 65.8% and 68.4% of our total purchases, respectively. One manufacturer accounted for 29.0% of total purchases for the nine months ended September 30, 2007 and the same manufacturer accounted for 30.9% of total purchases for the same period in 2006. A second manufacturer accounted for 11.3% of our total purchases during the nine months ended September 30, 2007 and the same manufacturer accounted for 11.0% of total purchases for the same period in 2006. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of September 30, 2007, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.1% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2007, Mr. Greenberg beneficially owned approximately 62.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 79.7% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Moreno Valley, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2007	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)