Form 10-K
period 2007-12-31
SKECHERS USA INC
filed 2008-02-29
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $957 million based upon the closing price of $29.20 of the Class A Common Stock on the New York Stock Exchange on such date.
The number of shares of Class A Common Stock outstanding as of February 15, 2008: 33,009,788.
The number of shares of Class B Common Stock outstanding as of February 15, 2008: 12,851,789.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2008 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

i

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
     This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2008 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements of our company, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.
     Risk factors include but are not limited to the following: international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, increases in labor or raw material costs, the occurrence of prolonged adverse weather conditions, a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs, production delays and/or transportation delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of our company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; changes in economic conditions that could affect the Company’s ability to open retail stores in new markets and/or the sales performance of the Company’s existing stores; the ability to attract and retain qualified personnel; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in this report and other reports that we filed with the United States Securities and Exchange Commission (the “SEC”).
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
GENERAL
     We design and market Skechers-branded contemporary footwear for men, women and children under several unique lines. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer eight uniquely branded designer, fashion and street-focused footwear lines for men, women and children. These lines are branded and marketed separately from Skechers and appeal to specific audiences. Our brands are sold through department stores, specialty stores, athletic retailers, and boutiques as well as our e-commerce website and our own retail stores. We operate 70 concept stores, 72 factory outlet stores and 35 warehouse outlet stores in the United States, and 14 concept stores and two factory outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.
     We seek to offer consumers a vast array of fashionable footwear that satisfies their active, casual, dress casual and dress footwear needs. Our core consumers are style-conscious 12 to 24 year-old men and women attracted to our youthful brand image and fashion forward designs. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic.
     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted our brands through comprehensive marketing campaigns for men, women and children. During 2007, we continued our celebrity driven ads with platinum recording artist Ashlee Simpson as our Skechers celebrity endorsee. We also developed television campaigns for our men’s, women’s and children’s lines, including our first animated campaign for Airators by Skechers and Cali Gear from Skechers. In 2007, our marketing for children focused on television spots, while our adult efforts utilized television, print and outdoor. Select fashion brands including Marc Ecko Footwear are supported by television commercials. Our Unltd. by Marc Ecko Rhino Red and Zoo York footwear lines are also supported through print ads developed by Marc Ecko. The Red by Marc Ecko line was also supported by print and television campaigns featuring platinum recording artist and actress JoJo, and High School Musical stars Ashley Tisdale and Vanessa Hudgens.
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
SKECHERS LINES
     Skechers USA. Our Skechers USA category for men and women includes five types of footwear: (i) Casuals, (ii) Dress Casuals, (iii) Comfort and Lightweight (for men only), (iv) Outdoor (for men only) (v) Sandals and (vi) Casual Fusion. This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.
•	The Casuals line for men and women is defined by lugged outsoles and utilizes value-oriented and leather materials in the uppers. For men, the Casuals category includes “black and brown” boots, shoes and sandals that generally have a rugged urban design — some with industrial-inspired fashion features. For women, the Casuals category includes basic “black and brown”

oxfords and slip-ons, lug outsole boots, and casual sandals. We design and price both the men’s and women’s categories to appeal primarily to younger consumers with broad acceptance across age groups.

•	For men, the Dress Casuals category is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but may utilize traditional or lugged outsoles as well as value-oriented materials. For women, the Dress Casual line is comprised of trend-influenced stylized boots and shoes, which may include leather uppers, shearling or faux fur lining or trim.

•	Skechers Comfort is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. A category with unique features, we market and package the Skechers Comfort styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

•	Our Outdoor styles for men primarily consist of hiker-influenced constructions including boots and shoes. While this category includes many technical performance features, we market this category of footwear primarily on the basis of style and comfort. Outsoles generally consist of molded and contoured hardened rubber. Many designs include gussetted tongues to prevent penetration of water and debris, cushioned mid-soles, motion control devices such as heel cups, water-resistant or water-proof construction and materials, and more durable hardware such as metal D-rings instead of eyelets. Uppers are generally constructed of heavily oiled nubuck and full-grain leathers.

•	Our Sandals collection for men and women is designed with many of our existing and proven outsoles for our Casuals, Dress Casuals and Casual Fusion lines, stylized with basic or core uppers as well as fresh looks. These styles are generally made with quality leather uppers, but may also be in canvas or fabric.

•	Our Casual Fusion line is comprised of low-profile, sport-influenced Euro casuals targeted at trend-conscious young men and women. The outsoles are primarily rubber and adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh, and may be in shades of browns and beiges as well as in black, gray, greens and blues.
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
•	Our Jogger, Trail Runner, Sport Hiker and cross trainer-inspired Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, phylon and other synthetic outsoles, as well as leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with contrasting pop colors such as lime green, orange and red in addition to traditional athletic white.

•	The Performance category is comprised of multi-purpose running shoes that are marketed as men’s lifestyle athletic footwear. Some styles include 3M reflective accents, breathable upper construction, quality leathers, abrasion-resistant toe and heel cap, removable moisture wicking molded ethyl vinyl acetate (“EVA”) sock liner, outsole forefoot flex grooves for improved flexibility, non-marking rubber lugs with impact dispersment technology (“IDT”), aggressive all terrain traction lugs, external torsion stabilizer and tuned dual-density molded EVA midsole with pronation control.

•	Street Casual incorporates lower profiles, classic details and skate, street and fusion influences in a collection of essential, basic casual sneakers. The uppers are designed in leather, suede, nubuck, canvas and/or mesh, and many include vulcanized outsoles. Street Casual is targeted to young consumers, but also appeals to a broader demographic.

•	Our Sport Sandals are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.
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
     Skechers Cali. Launched in 2006, Skechers Cali is a line of sneakers, skimmers, wedges and sandals for young women designed to typify the California lifestyle. The uppers are primarily in canvas, fabrics and leather with unique prints, some with patch details. The sandals range from dress casual looks to casual to beach thongs. Skechers Cali is sold through specialty casual shoe stores and department stores.
     Skechers Work. Expanding on our heritage of cutting-edge utility footwear, Skechers Work offers a complete line of men’s and women’s casuals, field boots, hikers and athletic shoes. The Skechers Work line includes athletic-inspired, casual safety toe, and non-slip safety toe categories that may feature lightweight aluminum safety toe, electrical hazard, and slip-resistant technologies, as well as breathable, seam-sealed waterproof membranes. Designed for men and women with jobs that require certain safety requirements, these durable styles are constructed on high-abrasion, long wearing soles, and feature breathable lining, oil and abrasion resistant outsoles offering all-day comfort and prolonged durability. The uppers are comprised of high-quality leather, nubuck, trubuck and durabuck. Our safety toe athletic sneakers, boots, hikers, and casuals are ideal for environments requiring safety footwear and offer comfort and safety in dry or wet conditions. Our slip-resistant boots, hikers, athletics, casuals and clogs are ideal for the service industry. Our safety toe products have been independently tested and certified to meet ASTM standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip resistance. Skechers Work is typically sold through department stores, athletic footwear retailers and specialty shoe stores, as well as marketed directly to consumers through business-to-business channels.
     Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants, toddlers, boys and girls boots, shoes and sneakers; (ii) S-Lights, which is lighted footwear for toddlers, boys and girls; (iii) Skechers Cali for Girls, which is trend-inspired boots, shoes, sandals and dress sneakers; (iv) Airators by Skechers; (v) Skechers Super Z-Strap; and (vi) Babiez by Skechers. Skechers Kids and Skechers Cali for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger set the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box. Skechers Kids shoes are available at department stores and specialty and athletic retailers.
•	The Skechers Kids line includes embellishments or adornments such as fresh colors and fabrics from our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles and for infants with soft, leather-sole crib shoes.

•	S-Lights is a line of sneakers and sandals with a combined pattern of lights on the outsole and other areas of the shoes. We market and package the S-Lights styles in a shoe box that is distinct from that of other categories in the Skechers Kids line of footwear.

•	Skechers Cali for Girls is a line of sneakers, skimmers and sandals for young women designed to typify the California lifestyle. The sneakers are designed primarily with canvas uppers in unique prints, some with patch details, on vulcanized outsoles. The skimmers and flats are designed with many of the same upper materials and outsoles as the sneakers.

•	Airators by Skechers is a line of boys sneakers with a foot-cooling system designed to pump air from the heel through to the toes.

•	Skechers Super Z-Strap is a line of athletic styled sneakers with a unique “z” shaped closure system for easy closure.

•	Babiez by Skechers is a line of crib shoes for infants. The uppers and outsoles are designed in leather and are extremely flexible for newborn feet.
     Cali Gear by Skechers. Launched in 2007, Cali Gear by Skechers is a new line of nano liteTM molded footwear for men, women and children. Designed with many of our signature outsoles as well as uppers, the lightweight footwear is available in a multitude of colors and patterns consistent with the Skechers image. The majority of styles for children, as well as some adult styles, are available with Skechers Cali Bits, which are decorative accessories inserted into designed holes in the uppers. The Skechers Cali Bits are also available for purchase and include licensed properties such as The Simpsons and Spiderman. The Cali Gear footwear is also non-slip and odor-resistant. Primarily displayed on hanging fixtures and wall units, the footwear is available at department stores, footwear specialty chains and independents.
FASHION AND STREET BRANDS
The Fashion and Street Division and its brands are marketed and packaged separately from Skechers.
     Unltd. by Marc Ecko, Rhino Red and Red by Marc Ecko. Unltd. by Marc Ecko is a line of men’s street-inspired traditional sneakers, fusion sneakers and urban-focused casuals. Rhino Red is a line of women’s classic and fashion-forward fusion sneakers sandals and Mary Janes for young women. Targeted to the street-savvy 18 to 34 year-old consumer, the footwear reflects Ecko Unltd.’s men’s apparel and the Ecko Red women’s apparel, and effectively utilizes the globally recognized Rhino logo on the majority of sneakers and casuals. Within the Rhino Red line is the Red by Marc Ecko offering, a line of designer dress and dress casual footwear for the urban chic woman. The men’s and women’s footwear collections are designed in leather, canvas, mesh, as well as other materials. Unltd. by Marc Ecko for boys and Rhino Red for girls sneaker lines primarily consist of takedowns from the adult Marc Ecko footwear lines with additional or different colorways geared toward children and that reflect the boys’ and girls’ Ecko Unltd. and Ecko Red clothing. The licensed brands are sold through select department stores and specialty retailers.
     Zoo York. Zoo York footwear is a line of action sports and lifestyle footwear for men. Zoo York footwear is designed by Marc Ecko Enterprises and borrows from the color palette and trends from Zoo York apparel that targets core skaters and those that embrace skate fashion. Zoo York footwear is available in skate and specialty shops as well as select athletic and department stores.
     310 Motoring. The 310 footwear collection for men utilizes top-quality leathers, a fashion-forward approach to design and comfort, and materials that are derived from 310 Motoring’s customized cars, including wood burl and carbon fiber. A multi-tiered approach, the line consists of high-end and high-design boots and shoes, sophisticated driving-inspired shoes and boots, and stylized athletics. 310 footwear is available in select department stores, specialty retailers and urban independents.
     Mark Nason and Siren by Mark Nason. Mark Nason is a sophisticated and fashion forward footwear collection, marketed to style-conscious men, designed to complement designer denim and dress casual wear. Primarily crafted and constructed in Italy, the Mark Nason collection is comprised of classic and modern boots, shoes and sandals with distinctive profiles and luxurious hand-distressed leathers. The Mark Nason line distinguishes itself with high quality individual styling and may utilize unique materials such as premium leathers, etched and tattooed leathers, hand-treated, hand-scraped and hand-cut leathers, hand-treated leather uppers and soles, snakeskin and eel skin. Siren by Mark Nason is the ultimate accompaniment to designer denim and casual couture for discerning women. The line’s boots are fueled with bold profiles, alluring details and distinct textures. Handcrafted in Italy, the boots utilize premium leathers, hand-treated details, leather outsoles, and some may include snakeskin and other exotic materials. The Mark Nason lines are available in better department stores and boutiques.
     SoHo Lab. Targeting 18 to 34 year-old trend-savvy women and men, SoHo Lab is comprised of stylish dress shoes, boots and sandals. The men’s SoHo Lab collection includes classic tailored and fashion-forward lasts in a variety of styles. The women’s styles also include heels and flats. The footwear is manufactured in Europe, Brazil and China. The men’s styles are typically sold in department stores, specialty stores and independent merchants, while the women’s styles are only available at Skechers retail stores.
PRODUCT DESIGN AND DEVELOPMENT
     Our principal goal in product design is to generate new and exciting footwear in all of our product lines with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design most new styles to be fashionable and marketable to the 12 to 24 year-old consumer, while substantially all of our lines appeal to the broader range of 5 to 40 year-old consumers, with an exclusive selection for infants and toddlers. While some of our shoes have performance features, we generally do not position our shoes in the marketplace as technical performance shoes.
     We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest fashion trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and e-commerce customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brands’ image.
     The footwear design process typically begins about nine months before the start of a season. Our products are designed and developed primarily by our in-house design staff. To promote innovation and brand relevance, we utilize dedicated design teams, who report to our senior design executives and focus on each of the men’s, women’s and children’s categories. In addition, we utilize outside design firms on an item-specific basis to supplement our internal design efforts. The design process is extremely collaborative, as members of the design staff frequently meet with the heads of retail, merchandising, sales, production and sourcing to further refine our products to meet the particular needs of the target market.
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
     When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. During 2007, four of our contract manufacturers accounted for approximately 58.4% of total purchases. One manufacturer accounted for 29.7%, and two others each accounted for over 10.0% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services.
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
     We closely monitor sales activity after initial introduction of a product in our concept stores to determine whether there is substantial demand for a style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings, while less popular styles can be discontinued after only a limited production run. We believe that sales in our concept stores can also help forecast sales in national retail stores, and we share this sales information with our wholesale customers. Sales, merchandising, production and allocations management analyze historical and current sales and market data from our wholesale account base and our own retail stores to develop an internal product quantity forecast that allows us to better manage our future production and inventory levels. For those styles with high sell-through percentages, we maintain an in-stock position to minimize the time necessary to fill customer orders by placing orders with our manufacturers prior to the time we receive customers’ orders for such footwear.
     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through an approximately 250-person staff working from our offices in China. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced or indentured labor (as defined under U.S. law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, and that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.
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
ADVERTISING AND MARKETING
     With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. The focus of our marketing plan is print and television advertising, which is supported by outdoor, trend-influenced marketing, public relations, promotions and in-store support. In addition, we utilize celebrity endorsers in our advertisements. We also believe our Internet websites and trade shows are effective marketing tools to both consumers and corporate accounts. We have historically budgeted advertising as a percentage of projected net sales.
     Advertising. The majority of our advertising is conceptualized by our in-house design team. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our lifestyle and image-driven advertising, we generally seek to build and increase brand awareness by linking the Skechers brand and our fashion and street brands to youthful, contemporary lifestyles and attitudes. We have built on this approach by featuring select styles in our lifestyle ads. In addition to our compelling Skechers lifestyle ads, we have also created product specific ads for our men’s lines to appeal to men as well as women who purchase footwear for men. Our ads are designed to provide merchandise flexibility and to facilitate the “brands and product designs” direction of evolving footwear fashions and consumer preferences.
     To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believed would reach new markets. In 2006, we signed pop star Ashlee Simpson to appear in Skechers marketing campaigns through 2007. In past years, we had similar endorsement agreements for Skechers with singers Carrie Underwood, Christina Aguilera and Britney Spears, professional basketball player and actor Rick Fox, and actors Robert Downey, Jr., Matt Dillon and Rob Lowe. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.
     In addition to advertising our Skechers branded lines through men’s, women’s and children’s ads, we also support Mark Nason, 310, Marc Ecko and Zoo York lines through individual unique print and/or television advertisements – some which may include celebrity endorsees. For Mark Nason, we have focused on key-selling styles in product-driven ads that captured the brand’s essence. For the Marc Ecko footwear brands, Marc Ecko’s design team has created relevant targeted print and television commercials for men and women. These include a multi-media men’s campaign featuring our graffiti painted shoe as well as the first commercial for Unltd. by Marc Ecko for boys. In 2007, singer/actress JoJo became the new face of Rhino Red and appeared in print and outdoor advertising and a television commercial, and in late 2007, High School Musical stars Ashley Tisdale and Vanessa Hudgens became the faces of Red by Marc Ecko, appearing in print campaigns. Television commercials have also been developed and are being run in 2008.
     With a targeted approach, our print ads appear regularly in popular fashion and lifestyle consumer publications, such as GQ, Cosmopolitan, Elle, Lucky, In Style, Seventeen, Maxim, Slam, Road & Track, and Complex, as well as in weekly publications such as People, Us Weekly, Star, Sports Illustrated and InTouch, among others.
     Our television commercials are produced both in-house and through producers we have utilized in the past and are familiar with our brands. In 2007, we developed commercials for men, women and children for our Skechers brands, including our first animated spots for Airators by Skechers and Cali Gear by Skechers for kids. We have found these to be a cost-effective way to advertise during key national and cable programming in key selling seasons. Our media buyer strategically selects the ideal programs and geographic areas for our commercials for maximum consumer impact.
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
     Trend-Influenced Marketing/Public Relations. Our public relations objectives are to secure product placement in key fashion magazines, place our footwear on the feet of trend-setting celebrities, and garner positive and accurate press on our company. Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. Our footwear and our company have been prominently displayed and referenced on news and magazine shows including The Today Show, Good Day L.A., Entertainment Tonight, and E!; and on television programs, including Law & Order, Entourage, and The Big Idea with Donny Deutsch, among others. We have also amassed an array of prominent product placements in magazines including Lucky, Seventeen, OK!, Teen Vogue, CosmoGirl, InStyle, Maxim, Slam, Dime and Footwear News. In addition, our brands have been associated with cutting edge events and select celebrities, and our product has been seen worn by trend-setters like Denis Leary, Chris Cornell, Debra Messing, Nicole Richie, Paris Hilton and Jamie Foxx, among others.
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
     Visual Merchandising. Our in-house visual merchandising department supports wholesale customers, distributors and our retail stores by developing displays that effectively leverage our products at the point of sale. Our point-of-purchase display items include signage, graphics, displays, counter cards, banners and other merchandising items for each of our brands. These materials mirror the look and feel of each brand and reinforce the image as well as draw consumers into stores.
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
     Trade Shows. To better showcase our diverse products to footwear buyers in the United States and Europe, and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at WSA’s The Shoe Show, FFANY, ASR and MAGIC in the United States, and GDS, MICAM, Bread & Butter, MODA, MIDEC and Who’s Next in Europe. Our dynamic, state-of-the-art trade show exhibits are developed by our in-house architect to showcase our latest product offerings in a lifestyle setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level. For select non-Skechers branded lines such as 310, Zoo York and Marc Ecko Footwear, we have created individual exhibits to ensure their brand integrity.
     Internet. We also promote our brands through our e-commerce websites www.skechers.com and www.soholab.com to consumers who access the Internet. We have also established a unique Internet website for Mark Nason (www.marknason.com) designed to serve primarily as a marketing tool. These websites currently enable us to present information on our products, provide a brand experience and store locations to consumers, and allow consumers the ability to directly order products on the Internet. These sites also provide us a mechanism for customer feedback as well as allowing us to receive and respond directly to consumer feedback. Our websites are intended to enhance the Skechers and fashion brands and increase sales through all our retail channels. Our websites also allow us to leverage our brand awareness at a lower cost than traditional distribution channels.
PRODUCT DISTRIBUTION CHANNELS
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale customers in more than 100 countries and territories through our global network of distributors and our Canadian, Brazilian, Asian and European subsidiaries. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. Fourteen distributors have opened 60 distributor-owned Skechers retail stores in 21 countries as of December 31, 2007.
     Domestic Wholesale. We distribute our footwear through the following domestic wholesale distribution channels: department stores, specialty stores, athletic shoe stores and independent retailers. Department stores and specialty retailers are the largest distribution channels, but we believe that we appeal to a variety of wholesale customers, many of whom may operate stores within the same retail location due to our distinct product lines and variety of styles, from which retailers can select those lines and styles that best satisfy the fashion, function and price criteria of their specific customers. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing retail locations and new locations of each customer.
     In an effort to provide knowledgeable and personalized service to our wholesale customers, the sales force is segregated by product line, each of which is headed by a vice president or national sales manager. Reporting to each sales manager are knowledgeable account executives and territory managers. Our vice presidents and national sales managers report to a senior vice president of sales. All of our vice presidents and national sales managers are compensated on a salary basis, while our account executives and territory managers are compensated on a commission basis. None of our domestic sales personnel sells competing products.
     We believe that we have developed a loyal customer base through exceptional customer service. We believe that our close relationships with these accounts help us to maximize their retail sell-throughs. Our visual merchandise coordinators work with our wholesale customers to ensure that our merchandise and point-of-purchase marketing materials are properly presented. Sales executives and merchandise personnel work closely with accounts to ensure that appropriate styles are purchased for specific accounts and for specific stores within those accounts as well as to ensure that appropriate inventory levels are carried at each store. Such information is then utilized to help develop sales projections and determine the product needs of our wholesale customers. The value-added services we provide our wholesale customers help us maintain strong relationships with our existing wholesale customers and attract potential new wholesale customers.
     International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our subsidiaries in Canada, France, Germany, Spain, Italy, Portugal, Switzerland, Austria, Malaysia, Thailand, the Benelux Region, the United Kingdom and Brazil; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Latin America, South America, Africa, the Middle East and Australia, among other regions and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.
     We believe that international distribution of our products represents a significant opportunity to increase sales and profits. We intend to further increase our share of the international footwear market by heightening our marketing in those countries in which we currently have a presence through our international advertising campaigns, which are designed to establish Skechers as a global brand synonymous with trend-right casual shoes.
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

     Skechers-owned retail stores in Europe include eight concept stores and one factory outlet store located in five countries, including the key locations of Oxford Street in London, Alstadt District in Düsseldorf and Kalverstraat Street in Amsterdam.
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
          Malaysia and Thailand
     Merchandising and marketing of our product in Asia is managed by two of our wholly-owned subsidiaries, Skechers Malaysia Sdn Bhd and Skechers (Thailand) Ltd. with their respective offices in Kuala Lumpur, Malaysia and Bangkok, Thailand. Product sold in Asia is primarily sourced from a third party distribution center in Selangor, Malaysia. We have four concept stores, one located in Kuala Lumpur, Malaysia, two located in Selangor, Malaysia, and one in Bangkok, Thailand.
          Brazil
     Merchandising and marketing of our product in Brazil is managed by our wholly-owned subsidiary, Skechers Do Brasil Calcados LTDA., with its offices located in Sao Paulo, Brazil. Product sold in Brazil is primarily shipped directly from our contract manaufacturer’s factories in China and occasionally from our U.S. distribution center in Ontario, California.
•	Distributors
     Outside of Western Europe and Canada, our footwear is distributed through an extensive network of more than 30 distributors, who sell our products to department, athletic and specialty stores in more than 100 countries around the world. Through agreements with 14 of these distributors, 60 distributor-owned Skechers retail stores are open in 21 countries, including 13 stores that were opened in 2007. One distributor-owned store was closed and two became company operated in 2007.

	STORE	NUMBER OF
REGION	FORMAT	STORES	LOCATION(1)
Asia	Concept	4	Japan (2); Philippines; Taiwan
	Warehouse	4	Japan (4)
Australia	Concept	1	Sydney
	Warehouse	2	Melbourne, Sydney
Central America/South America	Concept	34	Chile (10); Columbia (8); Ecuador; El Salvador; Guatemala (2); Panama (4); Peru (2); Venezuela (6)
Eastern Europe	Concept	7	Baltics (2); Greece; Poland; Russia (2); Ukraine
Northern Europe	Concept	1	Finland
Middle East	Concept	6	Saudi Arabia; UAE (5)
South Africa	Concept	1	Sandton

(1)	One store per location except as otherwise noted.

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
     Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three-store format enables us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of February 15, 2008, we owned and operated 70 concept stores, 72 factory outlet stores and 35 warehouse outlet stores in the United States, and 14 concept stores and two factory outlet stores internationally. We closed three stores and opened 42 new stores in 2007. We plan to open an additional 25 to 30 stores by the end of 2008.
•	Concept Stores.
     Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in a cutting-edge, open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square and 34th Street in New York, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, Dallas’ Northpark Center, Las Vegas’ Fashion Show Mall, Seattle’s Bellevue Square Mall, and Woodfield Mall outside Chicago. International locations include Oxford Street in London, Alstadt District in Dusseldorf, Toronto’s Eaton Centre, Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. We opened 24 domestic concept stores and four international concept stores, and we closed one domestic concept store and one international concept store in 2007.
     The typical Skechers concept store is approximately 2,500 square feet, although in certain markets we have opened concept stores as large as 6,400 square feet or as small as 1,500 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States, Canada, Europe and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.
•	Factory Outlet Stores.
     Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have two international outlet stores – one in Canada and one in England. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points. We opened 11 domestic factory outlet stores in 2007.
•	Warehouse Outlet Stores.
     Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores range in size from approximately 5,200 to 13,500 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores in order to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened three new domestic warehouse outlet stores and closed one domestic warehouse store in 2007.
     Electronic Commerce. Our websites, www.skechers.com and www.soholab.com are virtual storefronts that promote the Skechers and street and fashion brands. Our websites are designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. This virtual store has provided a convenient alternative-shopping environment and brand experience. These websites have become an efficient and effective additional retail distribution channel, and have improved our customer service.
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
     As of January 31, 2008, we had 24 active domestic and international licensing agreements in which we are the licensor. We have international licensing agreements for the design and distribution of men’s and women’s active apparel in Israel; men’s and women’s apparel in select European countries; bags in select Central and South American countries; watches in the Philippines, and bags in China.
     Additionally, we have signed agreements to design, develop and market footwear for the street lifestyle apparel brands Ecko Unltd., Ecko Red, Red by Marc Ecko, and Zoo York under the Marc Ecko Enterprises umbrella.
DISTRIBUTION FACILITIES AND OPERATIONS
     We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either (i) to our five distribution centers located in Ontario, California, which measure in aggregate approximately 1.7 million square-feet; (ii) to our approximately 240,000 square-foot distribution center located in Liege, Belgium or (iii) directly from third-party manufacturers to our other international customers and other international third party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.
     During 2007, we entered into a lease to build a new approximately 1.8 million square foot distribution facility in Moreno Valley, California. Once completed, we will occupy the facility under an eleven-year lease with one option to extend the lease four years followed by two options to extend the lease by additional five-year terms, and we will move out of our existing distribution facilities in Ontario, California.
BACKLOG
     As of December 31, 2007, our backlog was $416.5 million, compared to $322.9 million as of December 31, 2006. While backlog orders are subject to cancellation by customers, we have not experienced significant cancellation of orders in the past, and we expect that substantially all the orders will be shipped in 2008. However, for a variety of reasons, including changes in the economy, customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period.

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
     We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, tradenames and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Skechers trademark and other key trademarks. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations. We have sued and have been sued by third parties for infringement of intellectual property. It is our opinion that none of these claims has materially impaired our ability to utilize our intellectual property rights.
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
COMPETITION
     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions Inc., Steven Madden, Ltd., Wolverine World Wide, Inc., V.F. Corporation, and CROCS, Inc. Our athletic lifestyle shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Puma AG, New Balance Athletic Shoe, Inc. and K-Swiss Inc. Our children’s shoes compete with footwear offered by companies such as Collective Brands Inc. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES
     As of February 1, 2008, we employed 4,182 persons, 2,157 of whom were employed on a full-time basis and 2,025 of whom were employed on a part-time basis. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.
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
Our Business May Be Negatively Impacted As A Result Of Changes In The Economy.
     Our business depends on the general economic environment and levels of consumer spending in the United States and other parts of the world that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. In addition, the continued threat of terrorist attacks throughout the world similar to those on September 11, 2001, and the military action, or possible military action, taken by the United States and other nations in Iraq or other countries may cause significant disruption to commerce throughout the world. As a result, our operating results may be adversely and materially affected by downward trends in the domestic economy or the occurrence of events that slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During 2007, 2006 and 2005, our net sales to our five largest customers accounted for approximately 25.3%, 24.9%, and 25.4% of total net sales, respectively. No customer accounted for more than 10% of our net sales during 2007, 2006 and 2005. One customer accounted for 10.0% and 12.0% of net trade receivables at December 31, 2007 and December 31, 2006, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
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
     Substantially all of our net sales during the year ended December 31, 2007 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including the military presence in Iraq and terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
     In particular, because most of our products are manufactured in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China, or the outbreak of a pandemic disease such as the Avian Flu in China could severely interfere with the manufacture and/or shipment of our products and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.
Currency Exchange Rate Fluctuations In China Could Result In Higher Costs And Decreased Margins.
     Our manufacturers located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the Chinese currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the Chinese government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of China’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the exchange rate measured 7.29 Yuan per U.S. dollar at December 31, 2007. The valuation of the Yuan may continue to increase incrementally over time should the China central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our footwear in China, resulting in an adverse effect on our results of operations and financial condition.
The Potential Imposition Of Additional Duties, Quotas, Tariffs And Other Trade Restrictions Could Have An Adverse Impact On Our Sales And Profitability.
     All of our products manufactured overseas and imported into the United States, the European Union (“EU”) and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether additional customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions may be imposed on the importation of our products in the future. Such actions could result in increases in the cost of our products generally and might adversely affect the sales and profitability of Skechers and the imported footwear industry as a whole.
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
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During 2007 and 2006, the top four manufacturers of our products produced approximately 58.4% and 59.6% of our total purchases, respectively. One manufacturer accounted for 29.7% and 30.8% of total purchases during 2007 and 2006, respectively. Two other manufacturers each accounted for over 10.0% of our total purchases during 2007 and 2006. We do not have long-term contracts with our manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. In particular, manufacturers in China are facing a labor shortage as migrant workers seek better wages and working conditions in farming and other vocations, and if this trend continues, our current manufacturers’ operations could be adversely affected.
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
Our Business Could Be Harmed If Our Contract Manufacturers, Suppliers Or Licensees Violate Labor, Trade Or Other Laws.
     We require our independent contract manufacturers, suppliers and licensees to operate in compliance with applicable laws and regulations. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under United States law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, suppliers and licensees, we do not control them or their labor practices. If one of our independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.
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
Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.
     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2007 or 2006. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

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
     We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, S in Shield Design® and Performance-S Shifted Design® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot assure you that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.
     In addition, the laws of foreign countries where we source and distribute our products may not protect intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights outside the United States will be adequate to prevent imitation of our products by others or, if necessary, successfully challenge another party’s counterfeit products or products that otherwise infringe on our intellectual property rights on the basis of trademark or patent infringement. Continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.
Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.
     A substantial portion of our operations are located in California, including 46 of our retail stores, our headquarters in Manhattan Beach, our current domestic distribution center in Ontario and our future domestic distribution center in Moreno Valley. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.
One Principal Stockholder Is Able To Control Substantially All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of December 31, 2007, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.1% of our outstanding Class B Common Stock and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2007, Mr. Greenberg beneficially owned approximately 62.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, he beneficially owned approximately 79.6% of the aggregate number of votes eligible to be cast by our stockholders. Mr. Greenberg may have different interests than our other stockholders, and because he is able to control substantially all matters requiring approval by our stockholders, he may direct the operations of our business in a manner contrary to the interests of our other stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. The differential in the voting rights may adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the superior voting rights of our Class B Common Stock to have value.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our corporate headquarters and additional administrative offices are located at four premises in Manhattan Beach, California, which consist of an aggregate of approximately 100,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The property leases expire between October 2010 and February 2012, with options to extend these leases in some cases, and the current aggregate annual rent for the leased property is approximately $0.5 million. Also, construction commenced in 2005 on another corporate facility in Manhattan Beach, California that is expected to be approximately 55,000 square feet. The exterior of the facility was completed in 2007, and we are currently working on the interior improvements and we expect to move in during 2008.
     Our U.S. distribution center consists of four leased facilities and one that we own, which are located in Ontario, California. The four leased facilities aggregate approximately 1,407,000 square feet, with an annual base rent of approximately $5.3 million. The owned distribution facility is approximately 264,000 square feet. The property leases expire between May 2009 and May 2011, and these leases contain rent escalation provisions. During 2007, we entered into a lease to build a new approximately 1.8 million square foot distribution facility in Moreno Valley, California. Once completed, we will occupy the facility under an eleven-year lease with one option to extend the lease four years followed by two options to extend the lease by additional five-year terms, and we will move out of our existing distribution facilities in Ontario, California. Base rent for the new facility will be $679,540 per month for month 1 through month 60 and $788,267 per month for month 61 through month 132.
     Our European distribution center consists of a 240,000 square-foot facility in Liege, Belgium under a 25-year operating lease with base rent of approximately $1.3 million per year. The lease provides for first right of refusal on three facilities planned for development, allowing for expansion up to a total of approximately 735,000 square feet. We believe that the capacity available to us within our lease agreement should allow for further growth of our international operations. The lease agreement also provides for early termination rights at five-year intervals beginning in February 2007, pending notification as prescribed in the lease, of which the first such right was not exercised.
     All of our domestic retail stores and showrooms are leased with terms expiring between February 2008 and January 2019. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $24.9 million for the year ended December 31, 2007.
     We also lease all of our international administrative offices, retail stores and showrooms located in Brazil, Malaysia, Thailand, Canada, Switzerland, United Kingdom, Germany, France, Spain, Italy, and Netherlands. The property leases expire at various dates between February 2008 and September 2018. Total rent for the leased properties aggregated approximately $7.4 million for the year ended December 31, 2007.
ITEM 3. LEGAL PROCEEDINGS
     See note 13 to the financial statements on page 56 of this annual report for a discussion of legal proceedings as required under applicable SEC disclosure rules and regulations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to our security holders to be voted on during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2007
First Quarter	$38.03	$31.95
Second Quarter	36.87	28.41
Third Quarter	30.44	17.36
Fourth Quarter	25.57	18.75
YEAR ENDED DECEMBER 31, 2006
First Quarter	$25.04	$14.80
Second Quarter	28.35	21.19
Third Quarter	26.00	19.70
Fourth Quarter	33.58	23.51
HOLDERS
     As of February 1, 2008, there were 101 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 16 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.
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

PERFORMANCE GRAPH
     The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2002 to December 31, 2007, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and our peer group index, which consists of seven companies believed to be engaged in similar businesses: Nike, Inc., adidas AG, K-Swiss Inc., Kenneth Cole Productions, Inc., Steven Madden, Ltd., The Timberland Company and Wolverine World Wide, Inc. The Stride Rite Corporation was removed from the peer group index because its stock is no longer actively traded after being acquired by Payless ShoeSource, Inc. in August 2007.
     The graph assumes an investment of $100 on December 31, 2002 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will not make nor endorse any predictions as to our future stock performance.

Company/Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Skechers U.S.A., Inc.	$100.00	$96.00	$152.65	$180.45	$392.34	$229.80
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Custom Peer Group	100.00	153.96	203.47	202.10	227.13	288.77

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2007 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.
(In thousands, except net earnings (loss) per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF EARNINGS DATA:	2007	2006	2005	2004	2003
Net sales	$1,394,181	$1,205,368	$1,006,477	$920,322	$834,976
Gross profit	599,989	523,346	420,482	370,857	317,686
Earnings (loss) from operations	112,930	112,544	76,296	49,245	(1,347)
Earnings (loss) before income taxes	118,305	112,648	72,797	38,720	(10,373)
Net earnings (loss)	75,686	70,994	44,717	23,553	(11,867)
Net earnings (loss) per share:(1) Basic	1.67	1.73	1.13	0.61	(0.31)
Diluted	1.63	1.59	1.06	0.59	(0.31)
Weighted average shares:(1) Basic	45,262	41,079	39,686	38,638	37,840
Diluted	46,741	46,139	44,518	39,800	37,840

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2007	2006	2005	2004	2003
Working capital	$523,888	$450,787	$361,210	$313,883	$275,124
Total assets	827,977	737,053	581,957	518,653	466,533
Long-term debt, excluding current portion	16,462	106,805	107,288	113,038	116,047
Stockholders’ equity	626,663	449,087	343,830	294,895	255,654

(1)	Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% convertible subordinated notes for the period outstanding since their issuance in April 2002 until their conversion in February 2007, unless their inclusion would be anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
GENERAL
     We design, market and sell contemporary footwear for men, women and children under the Skechers brand as well as eight other fashion and street brands. Our footwear is sold through a wide range of department stores and leading specialty retail stores, mid-tier retailers, boutiques, our own retail stores, distributor-owned international retail stores and our e-commerce website. Our objective is to continue to profitably grow our domestic operations while leveraging our brand name to expand internationally.
     Our operations are organized along our distribution channels, and we have the following four reportable sales segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in note 14 to our consolidated financial statements included under Part II, Item 8 of this annual report.
FINANCIAL OVERVIEW
     Skechers achieved record revenue during 2007. Our net sales for 2007 were $1.394 billion, an increase of $188.8 million or 15.7% percent over net sales of $1.205 billion in 2006. Diluted earnings per share were $1.63, which reflected a 2.5% increase over the $1.59 reported in the prior year. Working capital was $523.9 million at December 31, 2007, an increase of $73.1 million from working capital of $450.8 million at December 31, 2006. Cash and short-term investments increased by $83.5 million to $304.0 million in 2007 compared to $220.5 million at December 31, 2006, primarily due to our 2007 earnings.
     Our domestic wholesale segment is our largest distribution channel comprising 59.6%, 64.1%, and 63.0% of our consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Our international wholesale sales comprised 19.2%, 15.2%, and 16.3% of our consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Retail sales comprised 20.0%, 19.7%, and 20.0% of our consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively, of which our domestic retail sales comprised 18.3%, 18.1%, and 18.4% of our consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Our international retail sales did not comprise more than 10% of our consolidated net sales in 2007, 2006 or 2005.
     Domestic wholesale unit sales volume increased 8.7% to 43.2 million pairs in 2007 from 39.8 million pairs in 2006, and our average selling price per pair decreased 1.2% to $19.22 in 2007 from $19.44 in 2006. The decrease in average selling price per pair and increase in unit sales volume were primarily due to the introduction of our Cali Gear line.
2007 INITIATIVES
     Our positive results for 2007 were driven by focusing on our core strengths and initiatives for the year, which included:
     New product design and delivery. Our success depends on our ability to frequently introduce new styles and product lines as well as to design products in anticipation of consumers’ ever-evolving preferences. This includes building our existing product lines with updates to proven sellers as well as creating new styles that we believe will become core to these lines in upcoming seasons. In 2007, we focused primarily on key sellers in our current divisions, launching our Cali Gear line and eliminating underperforming brands. During 2007, we discontinued three of our fashion lines—Michelle K, Avirex and Kitson footwear.
     Building our brands. As a marketing-driven company, we consistently focus on advertising our brands in targeted publications, on key television programming and in high traffic areas in better malls. During 2007, we increased our exposure on TV with more campaigns targeted to men, women and children for Skechers and our fashion brands. This included our first animated spot for Airators by Skechers. We also utilized the power of celebrities for Skechers and several of our fashion lines.
     Develop our infrastructure to support continued growth. During 2007, we entered into a lease agreement to build a new approximately 1.8 million square foot distribution facility to consolidate all of our domestic distribution facilities into one location. Once this new facility is built, we will move out of our five existing distribution facilities in Ontario, California.

     Further grow our company-owned retail business. With a focus on profitably growing our retail business, we increased our store count by 39 stores in 2007, and we saw single digit comparable store sales growth in our domestic retail business during 2007 despite a challenging retail environment.
     Further develop our international businesses. In 2007, we continued to focus on improving our international operations by (i) increasing our customer base within our existing subsidiary business; (ii) increasing the product count within each account; (iii) delivering the right product into the right markets; (iv) launching the Marc Ecko and Zoo York branded lines in select global markets, including through our European subsidiaries and (v) establishing new opportunities for growth by entering new markets and growing in existing markets. We also increased our direct selling effort by opening subsidiaries in Brazil, Malaysia and Thailand as well as increasing our distributor network into Scandinavia and the Ukraine.
OUTLOOK FOR 2008
     We will continue to focus our product offering in 2008 with new products, such as our Cali Gear line, which do not directly compete with our existing brands and allow us the opportunity to broaden the targeted demographic profile of our consumer base, increase our shelf space and open new doors without detracting from existing business. In addition, we will continue to grow our international business with the goal of increasing that business to 25% to 30% of our total business. We are also seeking to increase our global presence through a joint venture agreement in China. We will also continue to expand our retail distribution channel by opening another 25 to 30 company-owned stores in 2008.
YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006
Net sales
     Net sales for 2007 were $1.394 billion, an increase of $188.8 million, or 15.7%, over net sales of $1.205 billion in 2006. The increase in net sales was due to increased international wholesale sales, domestic wholesale sales, and retail sales primarily due to acceptance of new designs and styles for our in-season product including sport fusion, casual fusion footwear and the introduction of our Cali Gear footwear. The increase in net sales was also due growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases (i.e., stores open for at least one year).
     Our domestic wholesale segment increased 7.5%, or $58.3 million, to $831.2 million compared to $772.9 million in 2006. The increase in domestic wholesale segment net sales came on an 8.7% unit sales volume increase to 43.2 million pairs from 39.8 million pairs in 2006. The strongest increases in domestic wholesale came in our Women’s Active, Men’s USA, and Kids lines, along with the introduction of our Cali Gear line. Our average selling price per pair decreased 1.2% to $19.22 from $19.44 in 2006.
     Our international wholesale segment sales increased $83.9 million to $267.6 million in 2007, a 45.7% increase over sales of $183.7 million in 2006. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $49.9 million, or 53.1%, to $144.0 million compared to net sales of $94.1 million in 2006. The increase in direct subsidiary sales was primarily due to increased sales into UK, Canada, Benelux, and Germany. Our distributor sales increased $34.0 million to $123.6 million in 2007, a 37.9% increase over sales of $89.6 million in 2006. This was primarily due to increased sales to our distributors in Russia, Panama, Serbia and Japan.
     Our retail segment sales increased $42.0 million to $279.4 million in 2007, a 17.7% increase over sales of $237.4 million in 2006. The increase in retail sales was due to a net increase of 36 domestic stores, increased sales across all three store formats and positive comparable store sales. During 2007, we opened 42 new stores and closed three stores. These new stores contributed $16.9 million in net sales during 2007 as compared to new store sales of $10.0 million for 22 other stores opened in 2006. Of our new store additions, 28 were concept stores, 11 were outlet stores, and three were warehouse stores. In addition, during 2007, we realized positive comparable store sales increases in our domestic retail stores of 5.1% and 16.7% in our international retail stores. Our domestic retail sales increased 17.5% due to positive comparable sales and having 22 retail stores that were opened in 2006 being open the entire year in 2007. Our international retail sales increased 20.2% in 2007 compared to 2006, due to increased comparable sales, the opening of three additional stores, as well as favorable currency translation adjustments.
     We had 177 domestic retail stores as of February 15, 2008, and we believe that we have a presence in most major domestic markets. We currently plan to open approximately 25 to 30 domestic retail stores in 2008. During 2007, we closed two under-performing domestic retail stores, while we closed three in 2006. We periodically review all of our stores for impairment. During

2007 and 2006, we did not record an impairment charge. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     Our e-commerce sales increased $4.5 million to $15.9 million in 2007, a 40.2% increase over sales of $11.4 million in 2006. Our e-commerce sales made up 1% of our consolidated net sales in both 2007 and 2006.
Gross profit
     Gross profit for 2007 increased $76.7 million to $600.0 million as compared to $523.3 million in 2006. Gross profit as a percentage of net sales, or gross margin, decreased to 43.0% in 2007 from 43.4% in 2006. This gross margin decrease was the result of the decrease in domestic wholesale margins and a decrease in retail margins to 61.5% in 2007 from 63.8% in 2006. This was partially offset by the increase in international wholesale margins, which increased to 37.3% in 2007 from 35.4% in 2006.
     Our domestic wholesale segment increased $19.2 million, or 6.4%, to $320.4 million in 2006 compared to $301.2 million in 2006. Domestic wholesale margins decreased to 38.5% in 2007 from 39.0% for 2006. The decrease in domestic wholesale margins was due to lower average selling prices related to the introduction of our Cali Gear line and lower margins from closing out our discontinued fashion brands.
     Gross profit for our international wholesale segment increased $34.8 million, or 53.4%, to $99.8 million for 2007 compared to $65.0 million in 2006. Gross margins were 37.3% for 2007 compared to 35.4% in 2006. Gross margins for our direct subsidiary sales were 45.0% in 2007 as compared to 42.4% in 2006. Gross margins for our distributor sales were 28.2% in 2007 as compared to 28.1% in 2006. The increase in gross margins for the international wholesale segment was due to increased subsidiary sales, which achieve higher gross margins than our international wholesale sales through our foreign distributors.
     Gross profit for our retail segment increased $20.4 million, or 13.4%, to $171.8 million in 2007 as compared to $151.4 million in 2006. This increase in gross profit was due to 22 stores that were opened in 2006 being open the entire year in 2007 and positive comparable store sales increases of 16.7% and 5.1% in our international and domestic stores, respectively. During 2007, we opened 38 new domestic stores, and closed two other domestic stores. Gross margins decreased to 61.5% in 2007 as compared to 63.8% in 2006. Again, the decrease in margins was due to lower average selling prices related to the introduction of our Cali Gear line and lower margins from closing out our discontinued fashion brands.
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
Licensing
     Net licensing royalties increased $0.1 million, or 1.6%, to $4.2 million for 2007 compared to $4.1 million in 2006.
Selling expenses
     Selling expenses increased by $16.6 million, or 15.1%, to $126.5 million for 2007 from $109.9 million in 2006. As a percentage of net sales, selling expenses were 9.1% in 2007 and 2006. The increase in selling expenses was primarily due to increased television and print advertising of $14.5 million and increased promotional costs of $2.4 million due to the launch of our Cali Gear line. Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with marketing materials.
General and administrative expenses
     General and administrative expenses increased by $59.7 million, or 19.6%, to $364.7 million for 2007 from $305.0 million in 2006. As a percentage of sales, general and administrative expenses were 26.2% and 25.3% in 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $19.3 million, which includes stock compensation costs of $1.1 million, higher rent expense of $8.5 million due to the opening of 42 retail stores, and increased warehouse and distribution costs of $8.2 million and increased temporary help of $5.1 million due to increased sales and the addition of another domestic distribution facility. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $97.6 million and $77.6 million for 2007 and 2006, respectively. The $20.0 million increase was due in part to the addition of our fifth domestic distribution facility in Ontario, California and its functional integration with the existing domestic distribution facility, as well as increased sales volume.
     General and administrative expenses consist primarily of the following: salaries, wages and related taxes, various overhead costs associated with our corporate staff , stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, asset impairment, amongst other expenses. Our distribution network related costs are included in general and administrative expenses and are not allocated to specific segments.
     We believe that we have established our presence in most major domestic and international retail markets. We opened 38 domestic retail stores and four international retail stores in 2007, while closing two domestic stores and one international store. We currently plan to open between 25 and 30 domestic stores in 2008. In addition, we plan to continue to pursue opportunistic international retail store locations.
     We continue to review our cost structure to develop efficiencies within our operations; however, we believe that our current cost structure is consistent with our anticipated sales levels in 2008.
Interest income
     Interest income for 2007 increased $1.6 million to $10.0 million as compared to $8.4 million for the same period in 2006. The increase in interest income resulted from higher average cash and investment balances during 2007 when compared to the same period in 2006 and interest received on a legal settlement in 2007. Interest income earned on our short-term investment balances was primarily tax exempt.
Interest expense
     Interest expense for 2007 decreased $4.4 million to $4.8 million as compared to $9.2 million for the same period in 2006. The decrease in interest expense was primarily due to the conversion of our 4.5% convertible subordinated notes to shares of our Class A common stock on or prior to February 20, 2007. Interest expense was incurred on mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and amounts owed to our foreign manufacturers.
Other income (expense)
     Other income, net for 2007 decreased $0.9 million to $0.1 million as compared to $1.0 million for the same period in 2006. The decrease in other income was mainly due to foreign currency losses.
Income taxes
     The effective tax rate for 2007 was 36.0% as compared to 37.0% in 2006. Income tax expense for 2007 was $42.6 million compared to $41.7 million for 2006. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2007 rate is slightly lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the U.S. parent. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2007, withholding and U.S. taxes have not been recorded on approximately $15.5 million of cumulative undistributed earnings.
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
     Our international wholesale segment sales increased $20.2 million to $183.7 million in 2006, a 12.3% increase over sales of $163.5 million in 2005. Direct subsidiary sales increased $10.7 million, or 12.8%, to $94.1 million compared to net sales of $83.4 million in 2005. The increase in direct subsidiary sales was primarily due to increased sales into UK, Germany, Benelux, and Canada. Our distributor sales increased $9.5 million to $89.6 million in 2006, an 11.8% increase over sales of $80.1 million in 2005. This was primarily due to increased sales to our distributors in Panama, Russia and Serbia.
     Our retail segment sales increased $35.8 million to $237.4 million in 2006, a 17.8% increase over sales of $201.6 million in 2005. The increase in retail sales was due to a net increase of 20 stores, increased sales across all three store formats and positive comparable store sales. During 2006, we opened 22 new domestic stores and one international store, and we closed three other domestic stores. These new stores contributed $10.0 million in net sales during 2006 as compared to new store sales of $4.6 million for eleven other stores opened in 2005. Of our new store additions, 14 were concept stores, eight were outlet stores, and one was a warehouse store. In addition, during 2006, we realized positive comparable store sales increases in our domestic retail stores of 10.7% and 14.6% in our international retail stores. Our domestic retail sales increased 17.3% due to positive comparable sales and having seven retail stores that were opened in 2005 being open the entire year in 2006. Our international retail sales increased 22.6% in 2006 compared to 2005, due to increased comparable sales, the opening of one additional store, as well as favorable currency translation adjustments.
     During 2006, we closed three under-performing retail stores, which was the same number closed in 2005. During 2006, we did not record an impairment charge. During 2005, we recorded an impairment charge of $0.9 million related to leasehold improvements for two of our stores.
     Our e-commerce sales increased $4.4 million to $11.4 million in 2006, a 61.3% increase over sales of $7.0 million in 2005. Our e-commerce sales made up less than 1% of our consolidated net sales in both 2006 and 2005.
Gross profit
     Gross profit for 2006 increased $102.8 million to $523.3 million as compared to $420.5 million in 2005. Gross profit as a percentage of net sales, or gross margin, increased to 43.4% in 2006 from 41.8% in 2005. This gross margin increase was primarily the result of increased retail margins to 63.8% in 2006 from 61.5% in 2005. This was partially offset by the decrease in international wholesale margins, which decreased to 35.4% in 2006 from 37.2% in 2005. Increased margins were a result of increased sales volume in our higher margin in-season products and broader acceptance of our new lines, including sport fusion and casual fusion footwear.
     Our domestic wholesale segment gross margin increased $68.8 million, or 29.6%, to $301.2 million in 2006 compared to $232.4 million in 2005. Domestic wholesale margins increased to 39.0% in 2006 from 36.6% for 2005.
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

Licensing
     Net licensing royalties decreased $2.5 million, or 37.9%, to $4.1 million for 2006 as compared to $6.6 million in 2005. The decrease in net licensing royalties is primarily the result of decreased royalty revenue associated with our various licensing agreements.
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
General and administrative expenses
     General and administrative expenses increased by $35.6 million, or 13.2%, to $305.0 million for 2006 from $269.4 million in 2005. As a percentage of sales, general and administrative expenses were 25.3% and 26.8% in 2006 and 2005, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $21.2 million, which includes stock compensation costs of $2.0 million due to the adoption of SFAS 123(R) in January 2006, increased outside services of $3.5 million, higher rent expense of $3.2 million due to the opening of 23 retail stores, and increased warehouse and distribution costs of $3.0 million resulting from increased sales. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $77.6 million and $70.5 million for 2006 and 2005, respectively. We did not record any impairment charges in 2006. In 2005, impairment charges of $0.9 million related to the write-off of leasehold improvements at one of our domestic retail stores and one international retail store.
Interest income
     Interest income for 2006 increased $4.0 million to $8.4 million as compared to $4.4 million for the same period in 2005. The increase in interest income resulted from higher interest rates and higher average cash and investment balances during 2006 when compared to the same period in 2005.
Interest expense
     Interest expense was $9.2 million for both 2006 and 2005. Interest expense is incurred on our convertible notes, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, our capital lease obligations, and interest on amounts owed to our foreign manufacturers.
Other income (expense)
     Other income, net decreased $0.3 million to $1.0 million for 2006 as compared to $1.3 million in 2005. The decrease in other income was mainly due to lower recoveries related to the settlement of various lawsuits during 2006 as compared to 2005, offset by foreign currency gains.
Income taxes
     The effective tax rate for 2006 was 37.0% as compared to 38.6% in 2005. Income tax expense for 2006 was $41.7 million compared to $28.1 million for 2005. The tax provision was computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The 2006 rate is slightly lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the U.S. parent. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2006, withholding and U.S. taxes have not been provided on approximately $6.0 million of cumulative undistributed earnings.

LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at December 31, 2007 was $523.9 million, an increase of $73.1 million from working capital of $450.8 million at December 31, 2006. Our cash and cash equivalents at December 31, 2007 were $199.5 million compared to $160.5 million at December 31, 2006. The increase in cash and cash equivalents of $39.0 million was the result of our cash flow from operations of $101.4 million and proceeds of $8.2 million from stock options exercised, which was offset by utilizing excess cash to purchase $44.5 million of short-term investments and capital expenditures of $31.2 million.
     During 2007, our operating activities generated $101.4 million in net cash compared to cash provided by operating activities of $26.0 million for 2006. The significant increase in our operating cash flows for 2007, when compared to 2006, was mainly the result of our earnings and lower accounts receivable balances, which was partially offset by a smaller decrease in accounts payable in 2007 compared to 2006.
     Net cash used in investing activities was $75.7 million for 2007 as compared to $87.6 million in 2006. During 2007, we purchased $44.5 million in short-term investments to better utilize our cash balances. Capital expenditures for 2007 were approximately $31.2 million, of which $7.1 million related to the construction of our new corporate headquarters and the balance primarily consisted of new store openings and remodels. This was compared to capital expenditures of $27.6 million in the prior year, which primarily consisted of new store openings and remodels and warehouse equipment upgrades. During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third owned corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agreed that the construction cost of the facility will not exceed $18.1 million plus change orders of $1.7 million, of which $19.2 million was incurred at December 31, 2007. The exterior of the facility was completed in 2007, and while we are currently working on the interior improvements, we expect to move in during 2008. Excluding the construction of our corporate headquarters and our new distribution center in Moreno Valley, California, we expect our ongoing capital expenditures for 2008 to be approximately $25.0 million, which includes opening between 25 to 30 domestic retail stores and investments in information technology. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be between $75.0 million and $85.0 million. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows, current cash and short-term investments on hand, or available lines of credit.
     Net cash provided by financing activities was $9.9 million during 2007 compared to net cash provided by financing activities of $22.9 million during 2006. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the year ended December 31, 2007 as compared to the prior year.
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
     We have outstanding debt of $16.9 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties.
     On May 31, 2006, we amended our secured line of credit, which permits our company and certain of our subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line of credit can be increased to $250.0 million at our request. Borrowings bear interest at the borrowers’ election based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. We pay a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the year-ended December 31, 2007; hence, the fixed charge ratio requirement was not applicable at such date. No amounts were outstanding and we were in compliance with all other covenants of the loan agreement at December 31, 2007. We had $9.6 million of outstanding letters of credit as December 31, 2007.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand, short-term investments and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through 2008. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of December 31, 2007:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Other long-term debt	$21,082	$1,783	$3,567	$15,732	—
Operating lease obligations (1)	411,576	47,124	106,339	81,496	$176,617
Purchase obligations (2)	239,523	239,523	—	—	—
Construction contract (3)	663	663	—	—	—
Minimum payments related to our licensing arrangements	41,110	10,055	15,655	15,400	—

	$713,954	$299,148	$125,561	$112,628	$176,617

(1)	Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at December 31, 2007.

(2)	Purchase obligations includes the following: (i) accounts payable balances for the purchase of footwear of $81.3 million, (ii) outstanding letters of credit of $9.6 million and (iii) open purchase commitments with our foreign manufacturers for $148.7 million. We currently expect to fund these commitments with cash flows from operations and/or cash on hand.

(3)	During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third owned corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the core and shell of the facility will not exceed $18.1 million plus change orders of $1.7 million, of which $19.2 million was incurred at December 31, 2007. The exterior of the facility was completed in 2007, and we are currently working on the interior improvements and we expect to move in during 2008.
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
     We believe the following critical accounting estimates are affected by more significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of long-lived assets, litigation reserves, valuations of deferred income taxes, uncertain tax positions, foreign currency translation and stock-based compensation.
     Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. Domestically, goods are shipped Free on Board (“FOB”) shipping point directly from our domestic distribution center in Ontario, California. For our European international wholesale customers, product is shipped FOB shipping point direct from our distribution center in Liege, Belgium. For our distributor sales, the goods are generally delivered directly from the independent factories to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. We recognize revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales. We recognize revenue from retail sales at the point of sale.
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
     Allowance for bad debts, returns, sales allowances and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account, and it is adjusted accordingly. When a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.
     We also reserve for potential disputed amounts or chargebacks with our customers. Our chargeback reserve is based on a collectibility percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and allowances based on historical trends.
     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon a percent of sales for the preceding two months. This percentage is based on our historical loss rate. Gross trade accounts receivable balance was $177.7 million and the allowance for bad debts, returns, sales allowances and customer chargebacks was $10.3 million at December 31, 2007.
     Inventory write-downs. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. At December 31, 2007, our gross inventory value was $206.1 million and our inventory reserve was $1.9 million.
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
     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our domestic retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative contribution opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. For the year ended December 31, 2007, we did not record an impairment charge.
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
     Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2007, we had net deferred tax assets of $23.3 million reduced by a valuation allowance of $0.7 million against loss carry-forwards not expected to be utilized by certain foreign subsidiaries.
     Uncertain tax positions. Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”), which contains a two-step process for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities, assuming the tax authorities have full knowledge of all the relevant information. The second step is to measure the tax benefit of those tax positions meeting the more-likely-than-not recognition threshold. The tax benefit is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. We recognized approximately a $3.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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
     Stock-based compensation. Beginning on January 1, 2006, we implemented and adopted a new critical accounting policy, Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to recognize compensation for stock options, nonvested shares and employee stock purchase plan (“ESPP”) shares at fair value. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate the fair value of our stock option awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Stock compensation expense as a result of SFAS 123(R) was recorded to general and administrative expenses and was $1.1 million and $2.0 million for the year ended December 31, 2007 and 2006, respectively. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact of the adoption is discussed in note 7 to the Consolidated Financial Statements.
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
EXCHANGE RATES
     We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2007 and 2006, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
FUTURE ACCOUNTING CHANGES
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Statement No. 160 “Accounting for Noncontrolling Interests” (“SFAS 160”), which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 141(R) “Applying the Acquisition Method (“SFAS 141(R)”), which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards Statement No. 157 “Fair Value Measurements”, (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates, marketable debt security prices and foreign currency exchange rates. Changes in interest rates, marketable debt security prices and changes in foreign currency exchange rates have and will have an impact on our results of operations. We do not hold any derivative securities that require fair value presentation under FASB Statement No. 133.
     Market risk and interest rate fluctuations. Our short-term investments consist of corporate and municipal debt and preferred stock auction rate securities. Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
     The interest rate charged on our line of credit facility is based on either the prime rate of interest or the LIBOR, and changes in the either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2007, no amounts were outstanding that were subject to changes in interest rates.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skechers U.S.A., Inc.:
     We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in note 7 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. As discussed in note 10 to the consolidated financial statements, effective January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skechers U.S.A. Inc’s., internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skechers U.S.A., Inc.:
     We have audited Skechers U.S.A., Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skechers U.S.A., Inc’s. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Skechers U.S.A., Inc. maintained in all material respects effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and the related financial statement schedule, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ KPMG LLP
Los Angeles, California
February 28, 2008

SKECHERS U.S.A., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$199,516	$160,485
Short-term investments	104,500	60,000
Trade accounts receivable, less allowances of $10,284 in 2007 and $10,558 in 2006	167,406	177,740
Other receivables	10,520	8,035

Total receivables	177,926	185,775

Inventories	204,211	200,877
Prepaid expenses and other current assets	13,993	15,321
Deferred tax assets	8,594	9,490

Total current assets	708,740	631,948

Property and equipment, at cost, less accumulated depreciation and amortization	98,400	87,645
Intangible assets, less accumulated amortization	78	633
Deferred tax assets	13,983	11,984
Other assets, at cost	6,776	4,843

TOTAL ASSETS	$827,977	$737,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	437	576
Accounts payable	164,466	161,150
Accrued expenses	19,949	19,435

Total current liabilities	184,852	181,161

4.50% convertible subordinated notes	—	89,969
Long-term borrowings, excluding current installments	16,462	16,836

Total liabilities	201,314	287,966

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 32,992 and 28,103 shares issued and outstanding at December 31, 2007 and 2006, respectively	33	28
Class B Common Stock, $.001 par value; 60,000 shares authorized; 12,852 and 13,768 shares issued and outstanding at December 31, 2007 and 2006, respectively	13	14
Additional paid-in capital	258,084	156,374
Accumulated other comprehensive income	14,763	11,200
Retained earnings	353,770	281,471

Total stockholders’ equity	626,663	449,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$827,977	$737,053

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Net sales	$1,394,181	$1,205,368	$1,006,477
Cost of sales	794,192	682,022	585,995

Gross profit	599,989	523,346	420,482
Royalty income, net	4,179	4,114	6,628

	604,168	527,460	427,110

Operating expenses:
Selling	126,527	109,886	81,378
General and administrative	364,711	305,030	269,436

	491,238	414,916	350,814

Earnings from operations	112,930	112,544	76,296

Other income (expense):
Interest income	10,040	8,351	4,368
Interest expense	(4,763)	(9,227)	(9,154)
Other, net	98	980	1,287

	5,375	104	(3,499)

Earnings before income taxes	118,305	112,648	72,797
Income tax expense	42,619	41,654	28,080

Net earnings	$75,686	$70,994	$44,717

Net earnings per share:
Basic	$1.67	$1.73	$1.13

Diluted	$1.63	$1.59	$1.06

Weighted average shares:
Basic	45,262	41,079	39,686

Diluted	46,741	46,139	44,518

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME	EARNINGS	EQUITY
Balance at December 31, 2004	22,234	17,011	$22	$17	$117,091	$12,005	$165,760	$294,895
Comprehensive income:
Net earnings	—	—	—	—	—	—	44,717	44,717
Foreign currency translation adjustment	—	—	—	—	—	(4,966)	—	(4,966)

Total comprehensive income								39,751

Contribution of common stock to the 401(k) Plan	59	—	—	—	767	—	—	767
Proceeds from issuance of common stock under the employee stock purchase plan	135	—	—	—	1,550	—	—	1,550
Proceeds from issuance of common stock under the employee stock option plan	594	—	1	—	5,365	—	—	5,366
Tax benefit of stock options exercised	—	—	—	—	1,501	—	—	1,501
Conversion of Class B Common Stock into Class A Common Stock	360	(360)	—	—	—	—	—	—

Balance at December 31, 2005	23,382	16,651	$23	$17	$126,274	$7,039	$210,477	$343,830
Comprehensive income:
Net earnings	—	—	—	—	—	—	70,994	70,994
Foreign currency translation adjustment	—	—	—	—	—	4,161	—	4,161

Total comprehensive income								75,155

Stock compensation expense	—	—	—	—	2,029	—	—	2,029
Proceeds from issuance of common stock under the employee stock purchase plan	122	—	1	—	1,907	—	—	1,908
Proceeds from issuance of common stock under the employee stock option plan	1,716	—	1	—	17,054	—	—	17,055
Tax benefit of stock options exercised	—	—	—	—	9,110	—	—	9,110
Conversion of Class B Common Stock into Class A Common Stock	2,883	(2,883)	3	(3)	—	—	—	—

Balance at December 31, 2006	28,103	13,768	$28	$14	$156,374	$11,200	$281,471	$449,087
Comprehensive income:
Net earnings	—	—	—	—	—	—	75,686	75,686
Foreign currency translation adjustment	—	—	—	—	—	3,563	—	3,563

Total comprehensive income								79,249

Cumulative effect of accounting change - adjustment to retained earnings upon adoption of FIN 48	—	—	—	—	—	—	(3,387)	(3,387)
Redemption of convertible subordinated notes	3,368	—	3	—	88,743	—	—	88,746
Stock compensation expense	—	—	—	—	1,081	—	—	1,081
Proceeds from issuance of common stock under the employee stock purchase plan	99	—	—	—	2,066	—	—	2,066
Proceeds from issuance of common stock under the employee stock option plan	506	—	1	—	6,126	—	—	6,127
Tax benefit of stock options exercised	—	—	—	—	3,694	—	—	3,694
Conversion of Class B Common Stock into Class A Common Stock	916	(916)	1	(1)	—	—	—	—

Balance at December 31, 2007	32,992	12,852	$33	$13	$258,084	$14,763	$353,770	$626,663

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$75,686	$70,994	$44,717
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,220	16,203	22,070
Amortization of deferred financing costs	95	765	765
Amortization of intangible assets	437	502	523
Provision for bad debts and returns	1,610	4,591	2,882
Tax benefits from stock-based compensation	1,456	4,144	1,501
Non cash stock compensation	1,081	2,030	—
Provision for deferred taxes	(1,102)	(6,382)	(6,322)
Loss on disposal of equipment	272	299	170
(Increase) decrease in assets:
Receivables	7,948	(47,994)	(22,106)
Inventories	(3,045)	(64,364)	13,202
Prepaid expenses and other current assets	1,417	(3,530)	(871)
Other assets	(1,671)	1,340	(2,476)
Increase (decrease) in liabilities:
Accounts payable	2,956	49,563	13,777
Accrued expenses	(3,005)	(2,122)	7,664

Net cash provided by operating activities	101,355	26,039	75,496

Cash flows used in investing activities:
Capital expenditures	(31,175)	(27,560)	(13,627)
Purchases of short-term investments	(249,450)	(113,100)	—
Maturities of short-term investments	204,950	53,100	—

Net cash used in investing activities	(75,675)	(87,560)	(13,627)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	8,193	18,963	6,916
Excess tax benefits from stock-based compensation	2,238	4,966	—
Payments on long-term debt	(520)	(1,008)	(7,660)

Net cash provided by (used in) financing activities	9,911	22,921	(744)

Net increase (decrease) in cash and cash equivalents	35,591	(38,600)	61,125
Effect of exchange rates on cash and cash equivalents	3,440	2,078	(1,771)

Cash and cash equivalents at beginning of year	160,485	197,007	137,653

Cash and cash equivalents at end of year	$199,516	$160,485	$197,007

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,714	$8,560	$8,374
Income taxes	41,481	47,064	27,914
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company issued 59,203 shares of Class A Common Stock to the Company’s 401(k) plan, with a value of $767,000 for the year ended December 31, 2005. No shares of Class A Common Stock were issued to the Company’s 401(k) plan in 2006 or 2007. The Company issued approximately 3.5 million shares of Class A common stock to note holders upon conversion of our 4.50% convertible subordinated debt with a carrying value of $89,969 for the year ended December 31, 2007.
See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
     (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (a) The Company
     Skechers U.S.A., Inc. (the “Company”) designs, develops, markets and distributes footwear. The Company also operates retail stores and an e-commerce business.
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
          (b) Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Significant areas requiring the use of management estimates relate primarily to the revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of long-lived assets, litigation reserves, valuation of deferred income taxes, uncertain tax positions, foreign currency translation and stock-based compensation. Actual results could differ from those estimates.
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
          (f) Short–Term Investments
     In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Highly liquid investments with maturities beyond one year may also be classified as short-term based on their liquidity, management’s intentions and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments consist of auction rate securities, which are corporate and municipal debt securities and preferred stocks which have underlying long-term maturities or preferred equity; however, they are traded and interest rates reset through a modified Dutch auction at predetermined short-term intervals of between 7 and 90 days.

     Recently, several auctions have failed as a result of illiquidity and the imbalance in order flow for auction rate securities. An auction failure means that the parties wishing to sell securities could not do so. Accordingly, there is no assurance that future auctions will continue to succeed, and as a result, our ability to liquidate our investments in the near term may be limited or may not exist. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral. These securities are considered available-for-sale and recorded on the Company’s consolidated financial statements at fair market value, with the unrealized gains and losses, net of tax, included in stockholders’ equity.
          (g) Foreign Currency Translation
     In accordance with SFAS 52, certain international operations use the respective local currencies as their functional currency, while other international operations use the U.S. Dollar as their functional currency. The Company considers the U.S. dollar as its functional currency. The Company operates internationally through several foreign subsidiaries. Translation adjustments for these subsidiaries are included in other comprehensive income. Additionally, one international subsidiary, Skechers S.a.r.l. located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting remeasurement gains and losses from this subsidiary are included in the determination of net earnings (loss). Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translation of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.
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
          (i) Income Taxes
     The Company accounts for income taxes in accordance with SFAS 109, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.
     Effective January 1, 2007, we adopted the provisions of FIN 48, which contains a two-step process for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities, The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.
          (j) Depreciation and Amortization
     Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or remaining lease term, which ever is shorter

          (k) Intangible Assets
     Goodwill and indefinite-lived intangible assets are measured for impairment at least annually, and more often when events indicate that impairment exists. Intangible assets with finite lives continue to be amortized over their useful lives ranging from 5–10 years, generally on a straight-line basis. Intangible assets, all subject to amortization, as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Intellectual property	$1,250	$1,250
Other intangibles	1,000	1,000
Trademarks	1,050	1,050
Less accumulated amortization	(3,222)	(2,667)

Total Intangible Assets	$78	$633

          (l) Long-Lived Assets
     Long-lived assets such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recognized impairment charges of approximately $0.9 million 2005. The Company did not record an impairment charge in 2006 or 2007. The impairment charges in 2005 related to the write down of leasehold improvements of under-performing company owned retail stores. Fair value was based on estimated future cash flows.
          (m) Advertising Costs
     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was approximately $99.2 million, $83.0 million, and $58.2 million, respectively. Prepaid advertising costs at December 31, 2007 and 2006 were $0.8 million and $3.0 million, respectively. Prepaid amounts outstanding at December 31, 2007 and 2006 represent the unamortized portion of endorsement contracts and advertising in trade publications which had not run as of December 31, 2007 and 2006, respectively.
          (n) Earnings Per Share
     Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares which would arise from the exercise of stock options using the treasury stock method, and the conversion of the Company’s 4.50% convertible subordinated notes for the period outstanding since their issuance in April 2002 until their conversion in February 2007, if their effects are dilutive.
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

	Years Ended December 31,
Basic earnings per share	2007	2006	2005
Net earnings	$75,686	$70,994	$44,717
Weighted average common shares outstanding	45,262	41,079	39,686
Basic earnings per share	$1.67	$1.73	$1.13

	Years Ended December 31,
Diluted earnings per share	2007	2006	2005
Net earnings	$75,686	$70,994	$44,717
After tax effect of interest expense on 4.50% convertible subordinated notes	361	2,553	2,487

Earnings for purposes of computing diluted earnings per share	$76,047	$73,547	$47,204

Weighted average common shares outstanding	45,262	41,079	39,686
Dilutive stock options	1,121	1,594	1,366
Weighted average assumed conversion of 4.50% convertible subordinated notes	358	3,466	3,466

Weighted average common shares outstanding	46,741	46,139	44,518

Diluted earnings per share	$1.63	$1.59	$1.06

     Options to purchase 764,500 shares of Class A common stock at prices ranging from $2.78 to $24.00 that were outstanding at December 31, 2005 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore their inclusion would have been anti-dilutive. There were no options excluded from the calculation at December 31, 2006 or 2007.
          (o) Product Design and Development Costs
     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $9.2 million, $8.3 million, and $6.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.
          (p) Fair Value of Financial Instruments
     The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
     The carrying amount of the Company’s long-term borrowings approximates the fair value based upon current rates and terms available to the Company for similar debt.
          (q) New Accounting Standards
     In December 2007, the FASB issued SFAS 160 “Accounting for Noncontrolling Interests”, which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS 141(R) “Applying the Acquisition Method”, which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operations.
     In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”, which provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial

Statements; however, we do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.
     (2) SHORT TERM INVESTMENTS
     Short-term investments consist of certain marketable equity securities and other investments aggregating $104.5 million and $60.0 million at December 31, 2007 and 2006, respectively, and are included in current assets in the accompanying consolidated balance sheets. Investments in highly liquid debt securities, municipal bonds and preferred stock are stated at fair value, which approximates cost. Unrealized gains and losses related to marketable equity securities at December 31, 2007 and 2006 were negligible.
     Our available-for-sale securities at December 31, 2007 consisted of $78.8 million of auction rate preferred stocks and $25.7 million of auction rate municipal and corporate bonds whereby interest rates are reset on a recurring basis of between 7 and 90 days. The auction rate preferred stocks are collateralized by portfolios of municipal bonds issued by various state and local governments, and the fair value of the underlying collateral is required to be maintained at 200% of the amount of preferred stock. While all of the auctions involving all of the securities were successful during January 2008, the auctions failed in February 2008, resulting in our continuing to hold such securities. These failed auction are not an indication of an increased credit risk or a reduction in the underlying collateral, however it means that parties wishing to sell these securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions related for these securities. As of February 22, 2008, including the securities involved in failed auctions, we held $110.7 million of these auction rate securities.
     (3) PROPERTY AND EQUIPMENT
     Property and equipment at December 31, 2007 and 2006 is summarized as follows (in thousands):

	2007	2006
Land	$14,358	$14,358
Buildings and improvements	56,012	49,454
Furniture, fixtures and equipment	85,354	81,164
Leasehold improvements	79,377	66,708

Total property and equipment	235,101	211,684
Less accumulated depreciation and amortization	136,701	124,039

Property and equipment, net	$98,400	$87,645

     The Company capitalized $0.9 million and $0.3 million of interest expense during 2007 and 2006, respectively relating to the construction of our corporate headquarters.

     (4) ACCRUED EXPENSES
Accrued expenses at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Accrued inventory purchases	$3,937	$4,678
Accrued payroll and related taxes	14,919	13,914
Income taxes payable	1,058	—
Accrued interest	35	843

Accrued expenses	$19,949	$19,435

     (5) SHORT-TERM BORROWINGS
     On May 31, 2006, the Company amended its secured line of credit, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. Borrowings bear interest at the borrowers’ election based on either the prime rate or LIBOR. Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. The Company pays a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the three months ended December 31, 2007; hence, the fixed charge ratio requirement was not applicable at such date. No amounts were outstanding and the Company was in compliance with all other covenants of the loan agreement at December 31, 2007. The Company had $9.6 million and $10.0 million of outstanding letters of credit as of December 31, 2007 and 2006, respectively.
     (6) LONG-TERM BORROWINGS
     Long-term debt at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
4.50% convertible subordinated notes due April 15, 2007 (see below)	—	$90,000
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	$9,557	9,790
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,776 due February 2011	7,268	7,383
Capital lease obligations	74	208

Subtotal	16,899	107,381
Less current installments	437	576

Total long-term debt	$16,462	$106,805

     The aggregate maturities of long-term borrowings at December 31, 2007 are as follows:

2008	$437
2009	395
2010	427
2011	15,640

$16,899

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
     The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross default provisions. The Company is in compliance with all its material non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt as of December 31, 2007.
     (7) STOCK COMPENSATION
          (a) Impact of the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”)
     On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Previously, the Company had followed Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and accounted for employee stock options at intrinsic value. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the grant date fair value using the Black-Scholes valuation model. For these awards, we have recognized compensation expense on a straight-line basis. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 31, 2007 and 2006 has been reduced for estimated forfeitures. For the year ended December 31, 2007 and 2006, stock compensation expense as a result of SFAS 123(R) was $1.1 million and $2.0 million, respectively, and was recorded to general and administrative expenses which represented a reduction of earnings before income taxes in the same amount. The impact to 2007 and 2006 net income was a reduction of $0.9 million and $1.6 million, respectively. No stock compensation expense was recorded during 2005.
          (b) Equity Incentive Plans
     In January 1998, the Company’s Board of Directors adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan for the grant of qualified incentive stock options (“ISOs”), non qualified stock options and deferred and restricted stock (the “Equity Incentive Plan”). The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). In June 2001, the stockholders approved an amendment to the plan to increase the number of shares of Class A Common Stock authorized for issuance under the plan to 8,215,154. In May 2003, stockholders approved an amendment to the plan to increase the number of shares of Class A Common Stock authorized for issuance under the plan to 11,215,154. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally become exercisable over a four-year graded vesting period and expire ten years from the date of grant.
     On April 16, 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan (the “2007 Plan”), and the 2007 Plan became effective upon approval by the Company’s stockholders on May 24, 2007. The Company’s Board of Directors terminated the Equity Incentive Plan as of May 24, 2007, with no additional granting of awards being permitted thereafter, although any awards then outstanding under the Equity Incentive Plan remain in force according to the terms of the terminated plan and the applicable award agreements. A total of 7,500,000 shares of Class A Common Stock are reserved for issuance under the 2007 Plan, which provides for grants of stock options, restricted stock and various other types of awards as described in the plan to the employees, consultants and directors of the Company and its subsidiaries. The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors.
     Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized from tax deductions for exercised options and vesting of nonvested stock in excess of the deferred tax assets attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $2.2 million and $5.0 million of excess tax benefits for the year-ended December 31, 2007 and 2006 have been classified as a financing cash inflow. Cash received from stock option exercises for the year-ended December 31, 2007, 2006 and 2005 was $6.1 million, $17.1 million and $5.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock options and vesting of nonvested shares totaled $3.4 million, $9.3 million and $1.5 million for the year-ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized for stock-based compensation costs was $0.1 million and $0.4 million for the year ended December 31, 2007 and 2006, respectively. No income tax benefit for stock-based compensation costs was recognized for the year ended December 31, 2005. The impact of SFAS 123(R) stock-based compensation expense was a reduction of $0.02 earnings per basic and per diluted share for the year ended December 31, 2007. The impact of SFAS 123(R) stock-based compensation expense was a reduction of $0.05 earnings per basic and $0.04 per diluted share for the year ended December 31, 2006. The Company plans to issue new shares for stock options exercised and nonvested shares that vest.
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

	2006	2005
Dividend yield	—	—
Expected volatility	62%	71%
Risk-free interest rate	4.52%	3.88%
Expected life of option	7	5

     There were no ISO’s granted during 2007. Using the Black-Scholes option valuation model the weighted-average fair value per share of options granted during 2006 and 2005 was $12.70, and $8.28, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $9.9 million, $25.5 million, and $4.0 million, respectively.
          (d) Stock-Based Payment Awards
     Shares subject to option under the Equity Incentive Plan were as follows:

		WEIGHTED
	SHARES	OPTION EXERCISE PRICE
Outstanding at December 31, 2004	4,975,341	$10.90
Granted	35,000	13.52
Exercised	(593,671)	9.04
Canceled	(207,233)	14.89

Outstanding at December 31, 2005	4,209,437	10.98
Granted	15,000	19.49
Exercised	(1,711,945)	9.96
Canceled	(26,910)	10.35

Outstanding at December 31, 2006	2,485,582	11.74
Granted	—
Exercised	(501,874)	12.23
Canceled	(21,952)	16.86

Outstanding at December 31, 2007	1,961,756	$11.56

Options available for grant at December 31, 2007	3,258,209

     As of December 31, 2007, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options and restricted stock granted under our Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 1 year. The total fair value of shares vested during the period ended December 31, 2007 was $1.1 million. The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
					WEIGHTED
	NUMBER	WEIGHTED	WEIGHTED	NUMBER	AVERAGE
RANGE OF	OUTSTANDING	AVERAGE REMAINING	AVERAGE	EXERCISABLE AT	EXERCISE
EXERCISE PRICE	DECEMBER 31, 2007	CONTRACTUAL LIFE	EXERCISE PRICE	DECEMBER 31, 2007	PRICE
$2.78 to $3.94	29,812	2.1 years	$3.93	29,812	$3.93
$6.95 to $9.28	717,873	5.4 years	7.46	717,873	7.46
$10.48 to $15.50	1,047,355	3.0 years	12.65	1,033,355	12.64
$19.19 to $24.00	166,716	3.1 years	23.71	166,716	23.71

	1,961,756	3.9 years	$11.56	1,947,756	$11.55

     As of December 31, 2007, 2006 and 2005, the number of options exercisable for each year was 1,947,756, 2,261,707, and 3,718,812, respectively. The weighted-average exercise price of those options was $11.55, $11.97, and $11.27, respectively. The total intrinsic value of options outstanding and exercisable at December 31, 2007 was $16.3 million and $16.2 million, respectively. The total intrinsic value of options outstanding and exercisable at December 31, 2006 was $29.2 million and $27.1 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1.8 million options that were in-the-money at December 31, 2007.
     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plan as of and during the period ended December 31, 2007 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2006	17,333	$16.38
Granted	2,500	29.26
Vested	(4,666)	17.00

Nonvested at December 31, 2007	15,167	$18.32

     The nonvested shares generally vest over a four-year graded vesting period and expire ten years from the date of grant.
          (e) Stock Purchase Plans
     Effective July 1, 1998, the Company’s Board of Directors adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP provides that a total of 2,781,415 shares of Class A Common Stock are reserved for issuance under the plan. The 1998 ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The 1998 ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. The 1998 ESPP permits eligible employees to purchase Class A Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Class A Common Stock purchased under the 1998 ESPP is 85% of the lower of the fair market value of the Class A Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period. The Board may at any time amend or terminate the 1998 ESPP, except that no such amendment or termination may adversely affect shares previously granted under the 1998 ESPP. During 2007, 2006 and 2005, 98,349, 121,378, and 135,387 shares were issued, respectively, under the 1998 ESPP for which the Company received approximately $2.1 million, $1.9 million, and $1.6 million, respectively.

     On April 16, 2007, the Company’s Board of Directors adopted the 2008 Employee Stock Purchase Plan (the “2008 ESPP”), and the Company’s stockholders approved the 2008 ESPP on May 24, 2007. The 2008 ESPP became effective on January 1, 2008, and the Company’s Board of Directors terminated the 1998 ESPP as of such date, with no additional granting of rights being permitted under the 1998 ESPP. The 2008 ESPP provides that a total of 3,000,000 shares of Class A Common Stock are reserved for issuance under the plan. This number of shares that may be made available for sale is subject to automatic increases on the first day of each fiscal year during the term of the 2008 ESPP as provided in the plan. The 2008 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The terms of the 2008 ESPP, which are substantially similar to those of the 1998 ESPP, permit eligible employees to purchase Class A Common Stock at six-month intervals through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Class A Common Stock purchased under the 2008 ESPP is 85% of the lower of the fair market value of the Class A Common Stock at the beginning of each six-month offering period or on the applicable purchase date. The 2008 ESPP is administered by the Company’s Board of Directors.
          (f) Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)
     The following table illustrates the effects on net earnings if compensation cost for the Company’s stock option plans and its stock purchase plans had been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model in each period (in thousands):

2005
Net earnings, as reported	$44,717
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(1,853)

Pro forma net earnings for basic pro forma earnings per share	42,864
Add back interest on 4.50% debentures, net of tax	2,487

Pro forma net earnings for diluted pro forma earnings per share	$45,351

Pro forma net earnings per share:
Basic	$1.08
Diluted	1.02
     Pro forma basic net earnings per share represents net pro forma earnings divided by the weighted average number of common shares outstanding for the period. Pro forma diluted earnings per share, in addition to the weighted average determined for pro forma basic earnings per share, includes the dilutive effect of potentially dilutive securities which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company’s 4.50% convertible subordinated notes if their effects are dilutive.
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
     During 2007, 2006 and 2005 certain Class B stockholders converted 916,400, 2,883,000, and 360,000 shares, respectively, of Class B Common Stock to Class A Common Stock.

     (9) TOTAL OTHER INCOME (EXPENSE), NET
     Other income (expense), net at December 31, 2007, 2006 and 2005 is summarized as follows (in thousands):

	2007	2006	2005
Gain (loss) on foreign currency transactions	$(295)	$116	$(351)
Legal settlements	393	864	1,638

Total other income, net	$98	$980	$1,287

     (10) INCOME TAXES
     The provisions for income tax expense were as follows (in thousands):

	2007	2006	2005
Federal:
Current	$33,354	$38,252	$27,562
Deferred	(301)	(4,451)	(4,157)

Total federal	33,053	33,801	23,405

State:
Current	7,255	7,398	5,417
Deferred	(66)	(586)	(588)

Total state	7,189	6,812	4,829

Foreign :
Current	2,686	2,192	1,423
Deferred	(309)	(1,151)	(1,577)

Total foreign	2,377	1,041	(154)

Total income taxes	$42,619	$41,654	$28,080

     Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2007	2006	2005
Expected income tax expense	$41,407	$39,427	$25,479
State income tax, net of federal benefit	4,444	4,611	3,585
Rate differential on foreign income	(3,119)	(379)	(720)
Exempt income	(1,026)	(260)	—
Non-deductible expenses	464	949	321
Change in valuation allowance	194	(967)	(974)
Other	255	(1,727)	389

Total provision for income taxes	$42,619	$41,654	$28,080

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
DEFERRED TAX ASSETS:

Deferred tax assets — current:
Inventory adjustments	$2,555	$2,991
Accrued expenses	6,540	4,661
Allowances for bad debts and chargebacks	2,570	4,732

Total current assets	11,665	12,384

Deferred tax assets — long term:
Depreciation on property and equipment	11,441	9,633
Loss carryforwards	3,133	2,737
Valuation allowance	(682)	(488)
Stock-based compensation	91	102

Total long term assets	13,983	11,984

Total deferred tax assets	25,648	24,368

Deferred tax liabilities — current:
Prepaid expenses	3,071	2,710
Other	—	184

Total deferred tax liabilities	3,071	2,894

Net deferred tax assets	$22,577	$21,474

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
     Consolidated U.S. income before income taxes was $101.4 million, $104.8 million, and $66.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The corresponding income before income taxes for non-U.S. based operations was $16.9 million, $7.8 million, and $6.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     As of December 31, 2007 and 2006, Skechers had combined foreign operating loss carry-forwards available to reduce future taxable income of approximately $8.7 million and $7.4 million, respectively. Some of these net operating losses expire beginning in 2011, however others can be carried forward indefinitely. As of December 31, 2007 and 2006, a valuation allowance against deferred tax assets of $0.7 million and $0.5 million, respectively, had been set up for those loss carry-forwards not expected to be fully utilized in reducing future taxable income.
     As of December 31, 2007, withholding and U.S. taxes have not been provided on approximately $15.5 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.
     We adopted the provisions FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $3.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$11,241
Additions based on current year tax positions	6,836
Additions for prior year tax positions	1,015
Reductions for prior year tax positions	(287)
Settlement of uncertain tax positions	(504)
Reductions related to lapse of statute of limitations	(36)

Balance at December 31, 2007	$18,265

     If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense.

     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled $0.5 million, $0.1 million, and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Accrued interest and penalties were $1.3 million and $1.1 million as of December 31, 2007 and December 31, 2006, respectively.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the United States Internal Revenue Service (the “IRS”); however the company is under examination by a number of states. It is reasonably possible that most or all of these examinations could be settled within the next twelve months which would reduce the balance of 2007 and prior year unrecognized tax benefits by $1.2 million.
     With few exceptions, the Company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2004. Tax years 2004 through 2006 remain open to examination by the U.S. federal, state, and foreign taxing jurisdictions under which we are subject. It is reasonably possible that the statute of limitations for the 2004 tax year will lapse for the U.S. federal and most state tax jurisdictions during 2008, which would reduce the balance of 2007 and prior year unrecognized tax benefits by $2.5 million.
     We have applied for advanced pricing agreements with various tax authorities related to the pricing of certain intercompany transactions. It is reasonably possible that we will receive final decisions on these applications within the next twelve months which would reduce the balance of 2007 and prior year unrecognized tax benefits by $11.2 million, and, depending on how it is resolved, that reduction may or may not impact earnings. If the advanced pricing agreements are not resolved in 2008, we will continue to add to the unrecognized tax benefits, as we did in 2006 and 2007, and that increase could be approximately $8.0 million to $10.0 million.
     (11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company operates in the footwear industry and generates most of its sales in the United States, although its products are sold into various foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $110.3 million and $141.7 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2007 and 2006, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $67.4 million and $46.6 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2007 and 2006, respectively. International net sales amounted to $291.3 million, $203.3 million, and $179.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2007, 2006 and 2005 were $1.6 million, $4.6 million, and $2.9 million respectively, and did not significantly differ from management’s expectations.
     Net sales to customers in North America exceeded 75% of total net sales for each of the years in the three-year period ended December 31, 2007. Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $126.1 million and $119.1 million at December 31, 2007 and 2006, respectively.
     During 2007, 2006, and 2005, no customer accounted for 10% or more of net sales. One customer accounted for 10.0%, 12.0% and 10.3% of net trade receivables at December 31, 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, our net sales to our five largest customers were approximately 25.3%, 24.9%, and 25.4%, respectively.
     During 2007, the Company had four manufacturers which accounted for between 7.9% and 29.7% of total purchases. During 2006, the Company had four manufacturers which accounted for between 8.9% and 30.8% of total purchases. During 2005, the Company had four manufacturers which accounted for between 7.9% and 32.4% of total purchases.
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
     The Company’s contributions to the plan amounted to $1.2 million, $1.1 million, and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. For 2006 and 2007, the Company made a cash contribution. For its contribution to the plan for 2005, the Company issued 59,203, shares of its Class A Common Stock. The shares contributed to the plan contain certain restrictions regarding the subsequent sales of those shares.
     (13) COMMITMENTS AND CONTINGENCIES
          (a) Construction
     During 2005, we entered into a construction agreement with Morley Construction Company for the construction of our third corporate facility in Manhattan Beach, California. The agreement has a maximum payment clause in which Morley agrees that the construction cost of the facility will not exceed $18.1 million plus change orders of $1.7 million, of which $19.2 million was incurred as of December 31, 2007. The exterior of the facility was completed in 2007, and while we are currently working on the interior improvements, we expect to move in during 2008.
          (b) Leases
     The Company leases facilities under operating lease agreements expiring through July 2027. The Company pays taxes, maintenance and insurance in addition to the lease obligation. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through April 2007. Rent expense for the years ended December 31, 2007, 2006 and 2005 approximated $48.9 million, $40.4 million, and $37.2 million, respectively.
     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through February 2010. The cost of this property and equipment was $0.1 million with a net book value of $0.1 million at December 31, 2007. The cost of this property and equipment was $2.0 million with a net book value of $0.5 million at December 31, 2006. Amortization of these assets is included in depreciation expense in the accompanying consolidated statements of cash flows.
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
Future minimum lease payments under noncancellable leases at December 31, 2007 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
Year ending December 31:
2008	$74	$47,124
2009	6	55,068
2010	—	51,271
2011	—	44,559
2012	—	36,937
Thereafter	—	176,617

	80	$411,576

Less imputed interest	6

Present value of net minimum lease payments	$74

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
     On March 15, 2007, the Company filed a lawsuit against Vans, Inc. in the U.S. District Court for the Central District of California (Case No. CV 07-10703 (PLA)) seeking a declaration, inter alia, that certain of its footwear designs do not infringe Vans’ claimed checkerboard design and waffle outsole design trademarks. On April 4, 2007, in its answer to the Company’s complaint, Vans filed counter-claims and cross-claims against the Company and Ecko Unlimited, Inc., respectively, for trademark infringement, trademark dilution, unfair competition and misappropriation. Vans is seeking, inter alia, compensatory, treble and punitive damages, profits, attorneys’ fees and costs, and injunctive relief against the Company to prevent any future sales and distribution of footwear that allegedly bears a design similar to Vans’ checkerboard design or waffle outsole design. On November 20, 2007, the court denied Vans’ preliminary injunction, and Vans appealed this ruling on December 20, 2007. While it is too early to predict the outcome of the litigation, the Company believes that it has meritorious defenses to the claims asserted by Vans and intends to defend against those claims vigorously.
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

          (d) Product and Other Financing
     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 2007 and 2006 were $81.3 million and $85.0 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3.3 million in 2007, $2.9 million in 2006, and $2.3 million in 2005. The Company has contractual commitments relating to licensing arrangements of $41.1 million through 2012 and open purchase commitments with our foreign manufacturers of $148.7 million which are not included in the accompanying consolidated balance sheets. The company is currently in the process of designing and purchasing the equipment to be used in its new distribution center. The total cost of this equipment is expected to be between $75.0 million and $85.0 million.
          (e) Tax Contingencies
     See discussion regarding the liability for unrecognized tax benefits in Footnote 10 Income Taxes.
     (14) SEGMENT INFORMATION
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

	2007	2006	2005
Net sales
Domestic wholesale	$831,235	$772,920	$634,294
International wholesale	267,648	183,687	163,523
Retail	279,361	237,390	201,610
E-commerce	15,937	11,371	7,050

Total	$1,394,181	$1,205,368	$1,006,477

	2007	2006	2005
Gross profit
Domestic wholesale	$320,364	$301,215	$232,401
International wholesale	99,759	65,034	60,758
Retail	171,758	151,456	123,928
E-commerce	8,108	5,641	3,395

Total	$599,989	$523,346	$420,482

	2007	2006
Identifiable assets
Domestic wholesale	$629,377	$563,956
International wholesale	118,195	108,210
Retail	80,250	64,634
E-commerce	155	253

Total	$827,977	$737,053

	2007	2006
Additions to property, plant and equipment
Domestic wholesale	$11,371	$17,453
International wholesale	1,346	348
Retail	18,458	9,759

Total	$31,175	$27,560

Geographic Information
The following summarizes our operations in different geographic areas for the year indicated:

	2007	2006	2005
Net Sales (1)
United States	$1,102,895	$1,002,022	$826,920
Canada	38,060	25,276	18,350
Other International (2)	253,226	178,070	161,207

Total	$1,394,181	$1,205,368	$1,006,477

	2007	2006
Long-lived Assets
United States	$96,044	$81,161
Canada	343	764
Other International (2)	2,013	5,720

Total	$98,400	$87,645

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Thailand and Malaysia that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Brazil, Malaysia, Thailand, Switzerland, United Kingdom, Germany, France, Spain, Italy, and Netherlands.
     (15) RELATED PARTY TRANSACTIONS
     The Company paid approximately $175,000, $177,000 and $47,000 during 2007, 2006 and 2005, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and four other officers, directors and vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2007.
     The Company had receivables from officers and employees of $0.3 million and $0.5 million at December 31, 2007 and 2006, respectively. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards that are not business-related expenses. These receivables are short-term and are expected to be repaid within a reasonable period of time.
     We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.

     (16) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Summarized unaudited financial data are as follows (in thousands):

2007	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$344,896	$352,211	$395,033	$302,041
Gross profit	149,039	152,028	171,670	127,252
Net earnings	23,900	14,948	24,744	12,095

Net earnings per share:

Basic	$0.54	$0.33	$0.54	$0.26
Diluted	0.52	0.32	0.53	0.26

2006	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$277,565	$292,183	$331,126	$304,494
Gross profit	118,374	130,736	146,303	127,933
Net earnings	16,598	17,616	22,199	14,582

Net earnings per share:

Basic	$0.41	$0.43	$0.54	$0.35
Diluted	0.38	0.40	0.49	0.33
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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that as of December 31, 2007, our internal control over financial reporting is effective.
     Our independent registered public accountants, KPMG LLP, audited the financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which is included in Part II, Item 8 of this annual report on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2007, we have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2007. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.
ITEM 9B. OTHER INFORMATION
     On January 18, 2008, our Compensation Committee approved the 2008 annual incentive compensation formulae for our executive management, including the “Named Executive Officers” (as defined in Item 402 of Regulation S-K), which will allow for executive management to earn incentive compensation on a quarterly basis in the event that certain specified performance goals are achieved under our 2006 Annual Incentive Compensation Plan (the “2006 Plan”). The purpose is to provide our executive management with the opportunity to earn incentive compensation based on our financial performance by linking incentive award opportunities to the achievement of certain performance goals.
     The Compensation Committee approved the business criteria to be used in the formulae to calculate the incentive compensation to be paid to our executive management on a quarterly basis for 2008. The business criteria that will be used to calculate the incentive compensation of Robert Greenberg (Chairman and Chief Executive Officer), Michael Greenberg (President), David Weinberg (Chief Operating Officer) and Mark Nason (Executive Vice President of Product Development) are our net sales and net earnings, while our net sales will be used for calculating the incentive compensation of Fred Schneider (Chief Financial Officer). The Compensation Committee believes that each of these criteria provides an accurate and comprehensive measure of our annual performance.
     The potential payments of incentive compensation to our executive management, including the Named Executive Officers, are performance-driven and therefore completely at risk. The payment of any incentive compensation is conditioned on our company achieving at least certain threshold performance levels of the business criteria approved by the Compensation Committee, and no payments will be made to the Named Executive Officers if the threshold performance levels are not met. Any incentive compensation to be paid to the Named Executive Officers in excess of the threshold amounts are based on the Compensation Committee’s pre-approved business criteria and formulae for the respective Named Executive Officers. In approving the percentages that will be used in the formulae to calculate the Named Executive Officers’ potential payments of incentive compensation for 2008, the Compensation Committee considered each Named Executive Officer’s position, responsibilities and prospective contribution to the attainment of the Company’s specified performance goals. The threshold performance levels for 2008 are “attainable,” and additional incentive compensation may be earned based on our company’s financial performance exceeding increasingly challenging levels of performance goals, none of which is certain to be achieved. Consistent with the prior year, the Compensation Committee did not place a maximum limit on the incentive compensation that may be earned by the Named Executive Officers in 2008, although the maximum amount of incentive compensation that any Named Executive Officer may earn in a 12-month period under the 2006 Plan is $5,000,000.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 36 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 64 of this annual report on Form 10-K.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Years Ended December 31, 2007, 2006 and 2005

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2005:
Allowance for chargebacks	$578	$368	$(323)	$623
Allowance for doubtful accounts	1,887	870	(792)	1,965
Reserve for sales returns and allowances	3,578	1,644	(614)	4,608
Year-ended December 31, 2006:
Allowance for chargebacks	$623	$1,237	$(359)	$1,501
Allowance for doubtful accounts	1,965	1,307	(573)	2,699
Reserve for sales returns and allowances	4,608	2,047	(297)	6,358
Year-ended December 31, 2007:
Allowance for chargebacks	$1,501	$1,684	$(613)	$2,572
Allowance for doubtful accounts	2,699	284	(635)	2,348
Reserve for sales returns and allowances	6,358	(358)	(636)	5,364
See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

4.2	Indenture, dated April 9, 2002, between the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 4.5% Convertible Subordinated Notes (incorporated by reference to exhibit number 4.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.3	Form of Specimen Restricted Global Security (incorporated by reference to exhibit number 4.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.1(b)**	Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1(c)**	Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.3**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan.

10.4**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.5**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9	Second Amended and Restated Loan and Security Agreement, dated May 31, 2006, by and among the Registrant and certain of its subsidiaries that are also borrowers under the Agreement, certain of its subsidiaries who are guarantors under the Agreement, and certain lenders including The CIT Group/Commericial Services, Inc., which acts as agent for the lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2006).

10.10	Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.11	Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.12	Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.13	Agreement dated August 25, 2005 between Duncan Investments, LLC, a wholly owned subsidiary of the Registrant, and Morley Construction Company regarding 330 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2005).

10.14	General Conditions of the Contract for Construction regarding 330 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2005).

10.15	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.15(b)	Second Amendment to Lease Agreement, dated December 10, 2007, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.16	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.16(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.16(b)	Second Amendment to Lease Agreement, dated May 14, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California.

10.16(c)	Third Amendment to Lease Agreement, dated May 7, 2007, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California.

10.16(d)	Fourth Amendment to Lease Agreement, dated November 10, 2007, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California.

10.17	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2001).

10.17(a)	First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.18	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.19	Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Moreno Valley, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.20**	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q, for the quarter ended June 30, 2000).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 29th day of February 2008.

SKECHERS U.S.A., INC.
By:	/S/ ROBERT GREENBERG
Robert Greenberg
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ROBERT GREENBERG Robert Greenberg	Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/S/ MICHAEL GREENBERG Michael Greenberg	President and Director	February 29, 2008

/S/ DAVID WEINBERG David Weinberg	Executive Vice President, Chief Operating Officer and Director	February 29, 2008

/S/ FREDERICK H. SCHNEIDER Frederick H. Schneider	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/S/ JEFFREY GREENBERG Jeffrey Greenberg	Director	February 29, 2008

/S/ J. GEYER KOSINSKI J. Geyer Kosinski	Director	February 29, 2008

/S/ MORTON D. ERLICH Morton D. Erlich	Director	February 29, 2008

/S/ RICHARD SISKIND Richard Siskind	Director	February 29, 2008