Form 10-Q
period 2008-03-31
SKECHERS USA INC
filed 2008-05-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                     Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2008: 33,123,667.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2008: 12,851,789.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$152,436	$199,516
Short-term marketable securities	—	104,500
Trade accounts receivable, less allowances of $13,244 in 2008 and $10,284 in 2007	237,021	167,406
Other receivables	9,196	10,520

Total receivables	246,217	177,926

Inventories	178,368	204,211
Prepaid expenses and other current assets	21,789	13,993
Deferred tax assets	8,594	8,594

Total current assets	607,404	708,740
Property and equipment, at cost, less accumulated depreciation and amortization	106,687	98,400
Intangible assets, less accumulated amortization	14	78
Deferred tax assets	14,670	13,983
Long-term marketable securities	107,616	—
Other assets, at cost	22,637	6,776

TOTAL ASSETS	$859,028	$827,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	323	437
Accounts payable	148,187	164,466
Accrued expenses	33,288	19,949

Total current liabilities	181,798	184,852
Long-term borrowings, excluding current installments	16,365	16,462

Total liabilities	198,163	201,314

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 33,075 and 32,992 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	33	33
Class B Common Stock, $.001 par value; 60,000 shares authorized; 12,852 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	13	13
Additional paid-in capital	259,740	258,084
Accumulated other comprehensive income	14,465	14,763
Retained earnings	386,614	353,770

Total stockholders’ equity	660,865	626,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$859,028	$827,977

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended March 31,
	2008	2007
Net sales	$384,922	$344,896
Cost of sales	212,750	195,857

Gross profit	172,172	149,039
Royalty income	840	1,201

	173,012	150,240

Operating expenses:
Selling	25,534	26,841
General and administrative	99,221	85,984

	124,755	112,825

Earnings from operations	48,257	37,415

Other income (expense):
Interest income	2,459	2,438
Interest expense	(1,006)	(1,591)
Other, net	(97)	(22)

	1,356	825

Earnings before income taxes	49,613	38,240
Income tax expense	16,769	14,340

Net earnings	$32,844	$23,900

Net earnings per share:
Basic	$0.72	$0.54

Diluted	$0.70	$0.52

Weighted average shares:
Basic	45,880	43,951

Diluted	46,664	46,803

Comprehensive income:
Net earnings	$32,844	$23,900
Unrealized loss on marketable securities, net of tax	(1,347)	—
Gain (loss) foreign currency translation adjustment, net of tax	1,049	(2,763)

Total comprehensive income	$32,546	$21,137

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$32,844	$23,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,312	4,067
Amortization of deferred financing costs	—	95
Amortization of intangible assets	106	123
Provision for bad debts and returns	3,511	2,189
Tax benefits from stock-based compensation	250	2,290
Non cash stock compensation	536	324
(Gain) loss on disposal of equipment	1,697	(1)
(Increase) decrease in assets:
Receivables	(70,812)	(47,271)
Inventories	25,923	31,839
Prepaid expenses and other current assets	(7,746)	(1,567)
Other assets	(15,612)	(89)
Increase (decrease) in liabilities:
Accounts payable	(17,182)	(51,799)
Accrued expenses	13,202	(4,541)

Net cash used in operating activities	(28,971)	(40,441)

Cash flows used in investing activities:
Capital expenditures	(13,780)	(7,692)
Purchases of long-term marketable securities	(11,725)	(8,400)
Maturities of long-term marketable securities	6,575	6,900

Net cash used in investing activities	(18,930)	(9,192)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	681	3,626
Payments on long-term debt	(211)	(250)
Excess tax benefits from stock-based compensation	189	957

Net cash provided by financing activities	659	4,333

Net decrease in cash and cash equivalents	(47,242)	(45,300)
Effect of exchange rates on cash and cash equivalents	162	130
Cash and cash equivalents at beginning of the period	199,516	160,485

Cash and cash equivalents at end of the period	$152,436	$115,315

Supplemental disclosures of cash flow information:

Interest paid	$1,035	$1,234
Income taxes paid	1,576	9,044
Conversion of subordinated notes into common stock	—	89,969

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

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2008
(Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.
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
Recent accounting pronouncements
     Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards Statement (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards Statement No. 157 “Fair Value Measurements”, (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any assets and liabilities carried at fair value.

(2) INVESTMENTS
     Investments consist of certain marketable equity securities and other investments aggregating $107.6 million at March 31, 2008, net of unrealized losses of $2.0 million, and $104.5 million at December 31, 2007. The investments have been classified as non-current assets on the consolidated condensed balance sheet as of March 31, 2008 based on the Company’s current expectations regarding liquidity. Our available-for-sale securities at March 31, 2008, included $90.4 million of auction rate preferred stocks and $19.2 million of auction rate Dividend Received Deduction (“DRD”) preferred securities whereby interest rates are reset on a recurring basis of between 7 and 90 days. The auction rate preferred stocks are collateralized by portfolios of municipal bonds issued by various state and local governments, and the fair value of the underlying collateral is required to be maintained at 200% of the amount of preferred stock. The auction rate DRD preferred securities are backed by corporate preferred stocks.
     On a quarterly basis, the Company assesses its investments for impairment. If the investments are deemed to be impaired, the Company then determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed to be other than temporary, the Company records the impairment in the Company’s consolidated condensed statements of operations.
     In the first quarter of 2008, as a result of the recent liquidity issues experienced in the global credit and capital markets, auctions since February for the Company’s auction rate securities have failed. As a result of these failed auctions, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or other events will occur to provide liquidity, and as a result, our ability to liquidate our investments in the near term may be limited or may not exist.
     Due to the lack of liquidity noted above, the Company determined that there were no observable market transactions for which to determine the current market value of these securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. As a result, management determined that these investments met the definition of the Level III fair value hierarchy under SFAS 157. Management estimated the value of the Company’s holdings of these securities based on a calculated discount that could be applied if these investments were valued using longer-term interest rates and maturities. This estimate gave consideration to announced plans by certain issuers to partially redeem or attempt to restore liquidity to these securities as well as a lack of clarity as to weather these efforts will be successful. The Company’s valuation is highly subjective and could change significantly based on the assumptions used. Our marketable securities are the only assets and liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy.
     The Company intends to liquidate the investments at par within a reasonable time period and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate. Based on the Company’s current 12-month cash forecast, the Company believes operating cash flows, existing cash balances and credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.
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
(4) OTHER COMPREHENSIVE INCOME
     In addition to net earnings, other comprehensive income includes changes in foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.
(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $0.5 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.
     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2007	1,961,756	$11.56
Granted	—	—
Exercised	(78,438)	8.69
Forfeited	(10,938)	22.62

Outstanding at March 31, 2008	1,872,380	11.61	3.6 years	$16,644,044

Exercisable at March 31, 2008	1,861,630	11.61	3.6 years	$16,564,811

     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and during the three months ended March 31, 2008 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2007	15,167	$18.32
Granted	201,546	17.16
Vested	(4,000)	15.66
Cancelled	(5,928)	17.16

Nonvested at March 31, 2008	206,785	17.27

(6) EARNINGS PER SHARE
     Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares, if dilutive, which would arise from the exercise of stock options and nonvested shares using the treasury stock method, which in the current period includes consideration of average unrecognized stock-based compensation cost resulting from the adoption of SFAS 123(R), and assumes the conversion of the Company’s 4.50% convertible subordinated notes for the period in which they were outstanding.
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings per share	2008	2007
Net earnings	$32,844	$23,900
Weighted average common shares outstanding	45,880	43,951
Basic earnings per share	$0.72	$0.54
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings per share	2008	2007
Net earnings	$32,844	$23,900
After tax effect of interest expense on 4.50% convertible subordinated notes	—	352

Earnings for purposes of computing diluted earnings per share	$32,844	$24,252

Weighted average common shares outstanding	45,880	43,951
Dilutive effect of stock options	784	1,379
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	—	1,473

Weighted average common shares outstanding	46,664	46,803

Diluted earnings per share	$0.70	$0.52

     Options to purchase 156,016 shares of Class A common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2008 because their effect would have been anti-dilutive. There were no shares excluded from the calculation for the three months ended March 31, 2007.
(7) INCOME TAXES
     The effective tax rate was 33.8% and 37.5% for the three months ended March 31, 2008 and 2007, respectively. Income tax expense for the three months ended March 31, 2008 was $16.8 million compared to $14.3 million for the same period in 2007. Income taxes for the three months ended March 31, 2008 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three months ended March 31, 2008 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     We have applied for advanced pricing agreements with various tax authorities related to the pricing of certain intercompany transactions. It is reasonably possible that we will receive final decisions on these applications during 2008, which would reduce the balance of 2008 and prior year unrecognized tax benefits by $13.8 million, and, depending on how it is resolved, that reduction may or may not impact earnings. If the advanced pricing agreements are not resolved in 2008, we will continue to add to the unrecognized tax benefits as we did in 2006 and 2007, and that increase could be approximately $6.0 million to $8.0 million.

(8) LINE OF CREDIT
     The Company has a secured line of credit expiring on May 31, 2011, permitting the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The Company was in compliance with all other covenants of the loan agreement at March 31, 2008. The Company had $8.8 million of outstanding letters of credit as March 31, 2008.
(9) LITIGATION
     The Company recognizes legal expense in connection with loss contingencies as incurred.
     On March 25, 2003, a shareholder securities class action complaint captioned HARVEY SOLOMON v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2094 DDP). On April 2, 2003, a shareholder securities class action complaint captioned CHARLES ZIMMER v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-2296 PA). On April 15, 2003, a shareholder securities class action complaint captioned MARTIN H. SIEGEL v. SKECHERS USA, INC. et al. was filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No 03-2645 RMT). On May 6, 2003, a shareholder securities class action complaint captioned ADAM D. SAPHIER v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3011 FMC). On May 9, 2003, a shareholders securities class action complaint captioned LARRY L. ERICKSON v. SKECHERS USA, INC. et al. was served on the Company and certain of its officers and directors in the United States District Court for the Central District of California (Case No. 03-3101 SJO). Each of these class action complaints alleged violations of the federal securities laws on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. In July 2003, the court in these federal securities class actions, all pending in the United States District Court for the Central District of California, ordered the cases consolidated and a consolidated complaint to be filed and served. On September 25, 2003, the plaintiffs filed a consolidated complaint entitled In re SKECHERS USA, Inc. Securities Litigation, Case No. CV-03-2094-PA in the United States District Court for the Central District of California, consolidating all of the federal securities actions above. The complaint names as defendants the Company and certain officers and directors and alleges violations of the federal securities laws and breach of fiduciary duty on behalf of persons who purchased publicly traded securities of the Company between April 3, 2002 and December 9, 2002. The complaint seeks compensatory damages, interest, attorneys’ fees and injunctive and equitable relief. The Company moved to dismiss the consolidated complaint in its entirety. On May 10, 2004, the court granted the Company’s motion to dismiss with leave for plaintiffs to amend the complaint. On August 9, 2004, plaintiffs filed a first amended consolidated complaint for violations of the federal securities laws. The allegations and relief sought were virtually identical to the original consolidated complaint. The Company moved to dismiss the first amended consolidated complaint and the motion was set for hearing on December 6, 2004. On March 21, 2005, the court granted the motion to dismiss the first amended consolidated complaint with leave for plaintiffs to amend one final time. On April 7, 2005, plaintiffs elected to stand on the first amended consolidated complaint and requested entry of judgment so that an appeal from the court’s ruling could be taken. On April 26, 2005, the court entered judgment in favor of the Company and the individual defendants, and on May 3, 2005, plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. As of the filing date of the Company’s quarterly report for the first quarter of 2007, all briefing by the parties had been completed, and a hearing date had been scheduled for April 18, 2007, but the court took it off calendar pending a decision from the United States Supreme Court in another matter on the grounds that the decision from the Supreme Court could affect the outcome of the appeal. The United States Supreme Court handed down its decision in that matter on September 20, 2007. The parties prepared briefs based on that decision and oral arguments were presented before the Ninth Circuit on November 6, 2007. On April 10, 2008, the United States Court of Appeals for the Ninth Circuit affirmed dismissal of the private class action securities lawsuit against the Company and the individual defendants. The Ninth Circuit affirmed the ruling of the

United States District Court for the Central District of California, which twice had previously dismissed the lawsuit in its entirety.
     On March 15, 2007, the Company filed a lawsuit against Vans, Inc. in the U.S. District Court for the Central District of California (Case No. CV 07-10703 (PLA)) seeking a declaration, inter alia, that certain of its footwear designs do not infringe Vans’ claimed checkerboard design and waffle outsole design trademarks. On April 4, 2007, in its answer to the Company’s complaint, Vans filed counter-claims and cross-claims against the Company and Ecko Unlimited, Inc., respectively, for trademark infringement, trademark dilution, unfair competition and misappropriation. Vans is seeking, inter alia, compensatory, treble and punitive damages, profits, attorneys’ fees and costs, and injunctive relief against the Company to prevent any future sales and distribution of footwear that allegedly bears a design similar to Vans’ checkerboard design or waffle outsole design. On November 20, 2007, the court denied Vans’ preliminary injunction, and Vans appealed this ruling on December 20, 2007. The Company believes that the parties have reached a settlement in principle, and they are working on reducing it to writing and finalizing a formal settlement agreement.
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
(10) STOCKHOLDERS’ EQUITY
     During the three months ended March 31, 2008, no shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2007, certain Class B stockholders converted 526,400 shares of Class B common stock into an equivalent number of shares of Class A common stock.
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

	Three Months Ended March 31,
	2008	2007
Net sales
Domestic wholesale	$220,783	$213,168
International wholesale	99,485	71,557
Retail	60,578	56,785
E-commerce	4,076	3,386

Total	$384,922	$344,896

	Three Months Ended March 31,
	2008	2007
Gross profit
Domestic wholesale	$88,155	$85,216
International wholesale	45,961	27,222
Retail	36,043	34,883
E-commerce	2,013	1,718

Total	$172,172	$149,039

	March 31, 2008	December 31, 2007
Identifiable assets
Domestic wholesale	$639,083	$629,377
International wholesale	139,360	118,195
Retail	80,393	80,250
E-commerce	192	155

Total	$859,028	$827,977

	Three Months Ended March 31,
	2008	2007
Additions to property, plant and equipment
Domestic wholesale	$8,683	$4,430
International wholesale	187	165
Retail	4,910	3,097

Total	$13,780	$7,692

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Net sales (1)
United States	$280,291	$269,054
Canada	12,944	9,181
Other international (2)	91,687	66,661

Total	$384,922	$344,896

	March 31, 2008	December 31, 2007
Long-lived assets
United States	$104,525	$96,044
Canada	282	343
Other international (2)	1,880	2,013

Total	$106,687	$98,400

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Thailand and Malaysia that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Brazil, Malaysia, Thailand, Switzerland, United Kingdom, Germany, France, Spain, Italy, and Netherlands.
(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $155.6 million and $110.3 million before allowances for bad debts, sales returns and chargebacks at March 31, 2008 and December 31, 2007, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $94.6 million and $67.4 million before allowance for bad debts, sales returns and chargebacks at March 31, 2008 and December 31, 2007, respectively. The Company provided for potential credit losses of $3.5 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively.
     Net sales to customers in the U.S. exceeded 70% of total net sales for the three months ended March 31, 2008 and 2007. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $147.4 million and $126.1 million at March 31, 2008 and December 31, 2007, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 25.0% and 23.4% of total net sales for the three months ended March 31, 2008 and 2007, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2008 and 2007, respectively. No customer accounted for more than 10% of our outstanding accounts receivable balance at March 31, 2008 and 2007, respectively.
     The Company’s top five manufacturers produced approximately 63.0% and 60.5% of its total purchases for the three months ended March 31, 2008 and 2007, respectively. One manufacturer accounted for 30.6% and 23.0% of total purchases for the three months ended March 31, 2008 and 2007, respectively. A second manufacturer accounted for 11.6% and 11.7% of total purchases for the three months ended March 31, 2008 and 2007, respectively.
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
     This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of the Company’s future performance. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of the Company to maintain its brand image; the ability to sustain, manage and forecast the Company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of prolonged adverse weather conditions, a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs, production delays and/or transportation delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of the Company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; changes in economic conditions that could affect the Company’s ability to open retail stores in new markets and/or the sales performance of the Company’s existing stores; the disruption, the ability to attract and retain qualified personnel; expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

FINANCIAL OVERVIEW
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended March 31, 2008 were $32.8 million, or $0.70 per diluted share. Revenues as a percentage of net sales were as follows:

	Three-Months Ended March 31,
	2008	2007
Percentage of revenues by segment
Domestic wholesale	57.4%	61.8%
International wholesale	25.9%	20.8%
Retail	15.7%	16.4%
E-commerce	1.0%	1.0%

Total	100%	100%

     As of March 31, 2008, we had 179 domestic retail stores and 16 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the first three months of 2008, we opened three domestic concept stores and one domestic outlet store, and we closed one domestic concept store. During the remainder of 2008, we intend to focus on the following with respect to our business: (i) enhancing the efficiency of our international operations, (ii) increasing our international customer base, (iii) increasing the product count of each customer by delivering trend-right styles at reasonable prices, (iv) tailoring our product offerings currently available to our international customers to increase demand for our product and (v) continuing to pursue opportunistic retail store locations. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended March 31,
	2008		2007
Net sales	$384,922	100.0%	$344,896	100.0%
Cost of sales	212,750	55.3	195,857	56.8

Gross profit	172,172	44.7	149,039	43.2
Royalty income	840	0.2	1,201	0.4

	173,012	44.9	150,240	43.6

Operating expenses:
Selling	25,534	6.6	26,841	7.8
General and administrative	99,221	25.8	85,984	24.9

	124,755	32.4	112,825	32.7

Earnings from operations	48,257	12.5	37,415	10.9
Interest income	2,459	0.6	2,438	0.7
Interest expense	(1,006)	(0.2)	(1,591)	(0.5)
Other, net	(97)	—	(22)	—

Earnings before income taxes	49,613	12.9	38,240	11.1
Income taxes	16,769	4.4	14,340	4.2

Net earnings	$32,844	8.5%	$23,900	6.9%

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
Net sales
     Net sales for the three months ended March 31, 2008 were $384.9 million, an increase of $40.0 million, or 11.6%, over net sales of $344.9 million for the three months ended March 31, 2007. The increase in net sales was primarily due to acceptance of new designs and styles for our in-season product including casual and sport fusion styles, which resulted in increased international and domestic wholesale sales. Net sales also increased within the domestic retail segment from an increased store base, which more than offset the effect of negative comp store sales.
     Our domestic wholesale net sales increased $7.6 million to $220.8 million for the three months ended March 31, 2008, from $213.2 million for the three months ended March 31, 2007. The strongest increases in our domestic wholesale segment came in our Women’s Active and Cali Gear divisions. The average selling price per pair within the domestic wholesale segment decreased to $17.94 per pair for the three months ended March 31, 2008 from $18.17 per pair in the same period last year, primarily due to strong sales growth in our Cali Gear line, which have lower average selling prices than our other products. The increase in the domestic wholesale segment’s net sales came on a 4.9% unit sales volume increase to 12.3 million pairs for the three months ended March 31, 2008 from 11.7 million pairs for the same period in 2007.
     Our international wholesale segment sales increased $27.9 million to $99.5 million for the three months ended March 31, 2008, a 39.0% increase over sales of $71.6 million for the three months ended March 31, 2007. Our international wholesale sales consist of direct subsidiary sales — those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $30.6 million, or 70.5%, to $74.1 million for the three months ended March 31, 2008 compared to net sales of $43.5 million for the three months ended March 31, 2007. The increase in direct subsidiary sales was due to increased sales by all our subsidiaries as well as favorable currency translations. The largest sales increases during the quarter came from our subsidiaries in Germany, the UK and Switzerland. Our distributor sales decreased $2.7 million to $25.4 million for the three months ended March 31, 2008, a 9.6% decrease from sales of $28.1 million for the three months ended March 31, 2007. This was primarily due to decreased sales to our distributors in Panama and Russia.
     Our retail segment sales increased $3.8 million to $60.6 million for the three months ended March 31, 2008, a 6.7% increase over sales of $56.8 million for the three months ended March 31, 2007. The increase in retail sales was due to a net increase of 35 domestic stores. During the three months ended March 31, 2008, we opened three new domestic concept stores and one domestic outlet store, and we closed one domestic concept store. In addition, for the three months ended March 31, 2008, we realized negative comparable store sales (i.e. those open at least one year) in our domestic retail stores of 6.2% due to the challenging domestic retail environment and positive comparable store sales of 12.4% in our international retail stores. Despite negative comp store sales, our domestic retail sales increased 5.6% for the three months ended March 31, 2008 compared to the same period in 2007 due to a net increase of 35 stores. Our international retail sales increased 20.1% for the three months ended March 31, 2008 compared to the same period in 2007 attributable to increased comparable store sales and favorable currency translations.
     Our e-commerce sales increased $0.7 million to $4.1 million for the three months ended March 31, 2008, a 20.4% increase over sales of $3.4 million for the three months ended March 31, 2007. Our e-commerce sales made up 1% of our consolidated net sales for the three months ended March 31, 2008 and 2007.
Gross profit
     Gross profit for the three months ended March 31, 2008 increased $23.2 million to $172.2 million as compared to $149.0 million for the three months ended March 31, 2007. Gross profit as a percentage of net sales, or gross margin, increased to 44.7% for the three months ended March 31, 2008 from 43.2% for the same period in the prior year. This gross margin increase was primarily the result of an increase in international wholesale margins, which increased to 46.2% for the three months ended March 31, 2008 as compared to 38.0% in the prior year period. Our domestic wholesale segment gross profit increased $2.9 million, or 3.5%, to $88.1 million for the three months ended March 31, 2008 compared to $85.2 million for the three months ended March 31, 2007. Domestic wholesale margins decreased to 39.9% in the three months ended March 31, 2008 from 40.0% for the same period in the prior year.
     Gross profit for our international wholesale segment increased $18.7 million, or 68.8%, to $45.9 million for the three months ended March 31, 2008 compared to $27.2 million for the three months ended March 31, 2007. Gross margins were 46.2% for the three months ended March 31, 2008 compared to 38.0% for the three months ended March 31, 2007. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 52.0% for the three months ended March 31, 2008 as compared to 40.8% for the three months ended March 31, 2007. Gross margins for our distributor sales were 29.4% for the three months ended March 31, 2008 as compared to 33.8% for the three months ended March 31, 2007. The overall increase in gross margins for our international wholesale segment was due to the increased sales by our subsidiaries and favorable currency translation gains.
     Gross profit for our retail segment increased $1.2 million, or 3.3%, to $36.0 million for the three months ended March 31, 2008 as compared to $34.8 million for the three months ended March 31, 2007. This increase in gross profit was due to the net increase of 35 domestic stores. Gross margins decreased to 59.5% for the three months ended March 31, 2008 as compared to 61.4% for the three months ended March 31, 2007. The decrease in margins was due to lower margins in our outlet stores.
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
Licensing
     Net licensing royalties decreased $0.4 million, or 30.0%, to $0.8 million for the three months ended March 31, 2008 compared to $1.2 million for the three months ended March 31, 2007. The decrease in net licensing royalties is primarily the result of lower sales volumes of our licensed products.
Selling expenses
     Selling expenses decreased by $1.3 million, or 4.9%, to $25.5 million for the three months ended March 31, 2008 from $26.8 million for the three months ended March 31, 2007. As a percentage of net sales, selling expenses were 6.6% and 7.8% for the three months ended March 31, 2008 and 2007, respectively. The decrease in selling expenses was primarily due to decreased promotional costs of $1.5 million and decreased trade show costs of $0.9 million. Promotional costs were higher in the prior year due to the launch of our Cali Gear line.
     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $13.2 million, or 15.4%, to $99.2 million for the three months ended March 31, 2008 from $86.0 million for the three months ended March 31, 2007. As a percentage of sales, general and administrative expenses were 25.8% and 24.9% for the three months ended March 31, 2008 and 2007, respectively. The increase in general and administrative expenses was primarily due to increased warehouse and distribution costs of $3.2 million from increased sales, increased salaries and wages of $2.1 million, higher rent expense of $1.9 million due to the opening of 35 additional domestic stores since March 31, 2007, and $1.4 million related to the write-off of leasehold improvements at seven of our domestic retail stores. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $6.1 million for the three months ending March 31, 2008 versus 2007, due primarily to increased sales volumes.
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
Interest income
     Interest income was $2.5 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.
Interest expense
     Interest expense was $1.0 million for the three months ended March 31, 2008 compared to $1.6 million for the same period in 2007. The decrease in interest expense was primarily due to the conversion of our 4.5% convertible subordinated notes to shares of our Class A common stock on or prior to February 20, 2007. Interest expense was incurred on our convertible notes through February 20, 2007, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and amounts owed to our foreign manufacturers.
Income taxes
     The effective tax rate for the three months ended March 31, 2008 was 33.8% as compared to 37.5% for the three months ended March 31, 2007. Income tax expense for the three months ended March 31, 2008 was $16.8 million compared to $14.3 million for the same period in 2007. Income taxes were computed using the estimated effective tax rates applicable to each of our domestic and international taxable jurisdictions for the full fiscal year. The 2008 rate is expected to be lower than the statutory domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at March 31, 2008 was $425.6 million, a decrease of $98.3 million from working capital of $523.9 million at December 31, 2007. The decrease was primarily due to the reclassification of $107.6 million of our auction rate securities to long-term assets. Our cash and cash equivalents at March 31, 2008 were $152.4 million compared to $199.5 million at December 31, 2007. The decrease in cash and cash equivalents of $47.1 million was the result of increased receivables of $70.8 million and lower payables of $17.2 million, partially offset by our net earnings of $32.8 million and reduced inventory level of $25.9 million.
     In the first quarter of 2008, as a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for the Company’s auction rate securities have failed since mid-February. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or other events will occur to provide liquidity, and as a result, our ability to liquidate our investments in the near term may be limited or may not exist and, as a result, these auction rate securities were reclassified to long term investments as of March 31, 2008. In connection with this reclassification, we recorded a $2.0 million unrealized loss on these securities based on what we believe is a temporary decline in value.
     The Company determined that there were no observable market transactions for which to determine the current market value of these securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. Consequently, management estimated the value of the Company’s holdings of these securities based on a calculated discount that could be applied if these investments were valued using longer-term interest rates and maturities. The discount calculation assumed, amongst other assumptions, that a purchaser of these securities would expect a yield of approximately 35 basis points over the current yield of these investments and that the issuers will redeem these investments or they will be otherwise converted to cash ratably over the next seven years. These assumptions were managements’ attempt to give consideration to announced plans by certain issuers to partially redeem or attempt to restore liquidity to these securities as well as a lack of clarity as to whether these efforts will be successful. The discount calculated by management amounted to approximately 1.2% of the par value of the auction rate preferred securities. If these investments were discounted to adjust the yield to the current 30 year AAA rated municipal tax-exempt bonds rate, the resulting discount would be approximately 10.8% of the par value of these securities. The Company’s valuation is highly subjective and could change significantly based on the various assumptions used.
     For the three months ended March 31, 2008, net cash used in operating activities was $29.0 million compared to $40.4 million for the three months ended March 31, 2007. The increase in our operating cash flows for the three months ended March 31, 2008, when compared to the three months ended March 31, 2007 was primarily the result of our net earnings and a smaller decrease in accounts payable balances, partially offset by a larger increase in accounts receivable levels due to higher sales.
     Net cash used in investing activities was $18.9 million for the three months ended March 31, 2008 as compared to $9.2 million for the three months ended March 31, 2007. Capital expenditures for the three months ended March 31, 2008 were approximately $13.8 million, which primarily consisted of warehouse equipment upgrades and new store openings and remodels. This was compared to capital expenditures of $7.7 million for the three months ended March 31, 2007, which primarily consisted of new store openings and remodels, warehouse equipment upgrades, and the construction of a new corporate facility. Excluding the costs of our new distribution center in Moreno Valley, California, we expect our ongoing capital expenditures for the remainder of 2008 to be approximately $37.0 million, which includes opening an additional 25 to 30 domestic retail stores, store remodels, and the purchase of additional real estate. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be between $75.0 million and $85.0 million. We currently anticipate that our capital expenditure requirements for 2008 will be funded through our operating cash flows, current cash, or available lines of credit.
     Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2008 compared to $4.3 million during the three months ended March 31, 2007. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the three months ended March 31, 2008 as compared to the same period in the prior year.
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

     We have outstanding debt of $16.7 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties.
     We have a secured line of credit, expiring on May 31, 2011, permitting our company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line of credit can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. We were in compliance with all covenants of the loan agreement at March 31, 2008. We had outstanding letters of credit of $8.8 million as of March 31, 2008.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand and financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through the first quarter of 2009. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies please refer to our annual report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November

15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160 Accounting for Noncontrolling Interests (“SFAS 160”), which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R) Applying the Acquisition Method (“SFAS 141(R)”), which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operations.
QUARTERLY RESULTS AND SEASONALITY
     While sales of footwear products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings have somewhat mitigated the effect of this seasonality.
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
INFLATION
     We do not believe that the rates of inflation experienced in the United States over the last three years have had a significant effect on our sales or profitability. However, we cannot accurately predict the effect of inflation on future operating results. Although higher rates of inflation have been experienced in a number of foreign countries in which our products are manufactured, we do not believe that inflation has had a material effect on our sales or profitability. While we have been able to offset our foreign product cost increases by increasing prices or changing suppliers in the past, we cannot assure you that we will be able to continue to make such increases or changes in the future.
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
     Interest rate fluctuations. At March 31, 2008, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
     Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiaries’ revenues, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. We do not engage in hedging activities with respect to such exchange rate risks.
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Malaysia and Thailand. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the three months ended March 31, 2008 and 2007, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $1.0 million and a loss of $2.8 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2008 would have reduced the values of our net investments by approximately $2.9 million.
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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports as well as other members of senior management and the Board of Directors to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to our company that is required to be included in our periodic reports filed with the SEC under the Exchange Act.
CHANGES IN INTERNAL CONTROL
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See note nine to the financial statements on page ten of this quarterly report for a discussion of legal proceedings as required under applicable SEC rules and regulations.
ITEM 1A. RISK FACTORS
     The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007 and should be read in conjunction with the risk factors and other information disclosed in our 2007 annual report that could have a material effect on our business, financial condition and results of operations.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the three months ended March 31, 2008 and March 31, 2007, our net sales to our five largest customers accounted for approximately 25.0% and 23.4% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2008 and 2007, respectively. No customer accounted for more than 10% of outstanding accounts receivable balance at March 31, 2008 or March 31, 2007, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2008 and March 31, 2007, the top five manufacturers of our manufactured products produced approximately 63.0% and 60.5% of our total purchases, respectively. One manufacturer accounted for 30.6% of total purchases for the three months ended March 31, 2008, and the same manufacturer accounted for 23.0% of total purchases for the same period in 2007. A second manufacturer accounted for 11.6% of our total purchases during the three months ended March 31, 2008 and the same manufacturer accounted for 11.7% of total purchases for the same period in 2007. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of March 31, 2008, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.1% of our outstanding Class B common shares, and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2008, Mr. Greenberg beneficially owned approximately 62.0% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 79.5% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: May 9, 2008	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)