Form 10-Q
period 2008-06-30
SKECHERS USA INC
filed 2008-08-08
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑       No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐      No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2008: 33,312,085.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2008: 12,801,789.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$145,622	$199,516
Short-term marketable securities	—	104,500
Trade accounts receivable, less allowances of $14,210 in 2008 and $10,284 in 2007	232,853	167,406
Other receivables	9,063	10,520

Total receivables	241,916	177,926

Inventories	234,152	204,211
Prepaid expenses and other current assets	20,865	13,993
Deferred tax assets	8,594	8,594

Total current assets	651,149	708,740
Property and equipment, at cost, less accumulated depreciation and amortization	126,932	98,400
Intangible assets, less accumulated amortization	—	78
Deferred tax assets	15,977	13,983
Long-term marketable securities	94,075	—
Other assets, at cost	23,271	6,776

TOTAL ASSETS	$911,404	$827,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	206	437
Accounts payable	185,154	164,466
Accrued expenses	31,005	19,949

Total current liabilities	216,365	184,852
Long-term borrowings, excluding current installments	16,287	16,462

Total liabilities	232,652	201,314

Minority interest	2,620	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 33,305 and 32,992 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	33	33
Class B Common Stock, $.001 par value; 60,000 shares authorized; 12,802 and 12,852 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	13	13
Additional paid-in capital	263,084	258,084
Accumulated other comprehensive income	11,747	14,763
Retained earnings	401,255	353,770
Total stockholders’ equity	676,132	626,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$911,404	$827,977

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Net sales	$354,574	$352,211	$739,496	$697,107
Cost of sales	197,381	200,183	410,131	396,040

Gross profit	157,193	152,028	329,365	301,067
Royalty income	230	1,193	1,070	2,394

	157,423	153,221	330,435	303,461

Operating expenses:
Selling	38,592	40,950	64,126	67,791
General and administrative	98,857	90,473	198,079	176,457

	137,449	131,423	262,205	244,248

Earnings from operations	19,974	21,798	68,230	59,213

Other income (expense):
Interest income	1,835	2,446	4,294	4,884
Interest expense	(1,347)	(1,160)	(2,353)	(2,751)
Other, net	844	(147)	748	(169)

	1,332	1,139	2,689	1,964

Earnings before income taxes and minority interest	21,306	22,937	70,919	61,177
Income tax expense	7,045	7,989	23,814	22,329
Minority interest in loss of consolidated subsidiary	(380)	—	(380)	—

Net earnings	$14,641	$14,948	$47,485	$38,848

Net earnings per share:
Basic	$0.32	$0.33	$1.03	$0.87

Diluted	$0.31	$0.32	$1.02	$0.84

Weighted average shares:
Basic	46,000	45,576	45,941	44,777

Diluted	46,810	46,808	46,737	46,809

Comprehensive income:
Net earnings	$14,641	$14,948	$47,485	$38,848
Unrealized loss on marketable securities, net of tax	(2,559)	—	(3,906)	—
Gain (loss) foreign currency translation adjustment, net of tax	(159)	1,861	890	(902)

Total comprehensive income	$11,923	$16,809	$44,469	$37,946

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$47,485	$38,848
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Minority interest	(380)	—
Depreciation and amortization of property and equipment	8,715	8,185
Amortization of deferred financing costs	—	95
Amortization of intangible assets	119	203
Provision for bad debts and returns	4,954	2,709
Tax benefits from stock-based compensation	533	3,110
Non cash stock compensation	1,127	651
Loss on disposal of equipment	1,538	55
(Increase) decrease in assets:
Receivables	(68,316)	(50,230)
Inventories	(29,841)	(3,717)
Prepaid expenses and other current assets	(6,819)	(2,127)
Other assets	(16,231)	(46)
Increase (decrease) in liabilities:
Accounts payable	19,655	14,911
Accrued expenses	10,929	(5,007)

Net cash (used) provided by operating activities	(26,532)	7,640

Cash flows used in investing activities:
Capital expenditures	(37,838)	(17,301)
Purchases of investments	(11,725)	(122,125)
Maturities of investments	16,250	79,875

Net cash used in investing activities	(33,313)	(59,551)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	2,812	6,662
Payments on long-term debt	(407)	(362)
Contribution from minority interest holder of consolidated entity	3,000	—
Excess tax benefits from stock-based compensation	528	287

Net cash provided by financing activities	5,933	6,587

Net decrease in cash and cash equivalents	(53,912)	(45,324)
Effect of exchange rates on cash and cash equivalents	18	1,148
Cash and cash equivalents at beginning of the period	199,516	160,485

Cash and cash equivalents at end of the period	$145,622	$116,309

Supplemental disclosures of cash flow information:

Interest paid	$2,527	$2,498
Income taxes paid	13,875	24,958
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
JUNE 30, 2008 and 2007
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
     The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.
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
Minority interest
     Minority interest in the Company’s consolidated financial statements results from the accounting for the noncontrolling interest in a consolidated subsidiary or affiliate. Minority interest represents a partially-owned subsidiary’s or consolidated affiliate’s income, losses, and components of other comprehensive income which is attributable to the noncontrolling parties’ interests. The Company has a 50 percent interest in Skechers China Limited (“Skechers China”), a joint venture which was formed in October 2007, and made an initial capital contribution of $3.0 million during the six months ended June 30, 2008. Our joint venture partner also made a $3.0 million initial capital contribution during the six months ended June 30, 2008. The Company consolidates this joint venture into its financial statements because it has control of the board of directors. Minority interest of $0.4 million for the three and six months ended June 30, 2008 represents the share of net loss that is attributable to the equity of Skechers China that we do not own. Transactions between Skechers China and Skechers have been eliminated in the consolidated financial statements.
Recent accounting pronouncements
     Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards Statement (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards Statement No. 157 “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any assets and liabilities carried at fair value.
(2) INVESTMENTS
     Investments in marketable securities consist of certain “auction rate” equity securities and other investments aggregating $94.1 million at June 30, 2008, net of unrealized losses of $5.9 million, and $104.5 million at December 31, 2007. These investments have been classified as non current assets on the consolidated condensed balance sheet as of June 30, 2008 based on the Company’s current expectations regarding liquidity. During the second quarter of 2008 issuers refinanced $9.7 million of our preferred stock investments at par. In addition, issuers have called an additional $2.8 million at par, which we expect to collect during the third quarter. Our available-for-sale securities at June 30, 2008, included $80.8 million of auction rate preferred stocks and $19.2 million of auction rate Dividend Received Deduction (“DRD”) preferred securities. The auction rate preferred stocks are collateralized by portfolios of municipal bonds issued by various state and local governments and collateral is required to be maintained at 200% of the amount of preferred stock, and interest rates are reset at weekly auctions every seven days. The auction rate DRD preferred securities are backed by corporate preferred stocks and interest rates are reset at auctions every 90 days.
     In the first quarter of 2008 as a result of the recent liquidity issues experienced in the global credit and capital markets, auctions since February for the Company’s auction rate securities failed. As a result of these failed auctions, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or that other events will occur to provide liquidity, and as a result, our ability to liquidate our investments in the near term may be limited or may not exist.
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
     Because of the lack of liquidity noted above, the Company determined that there were no observable market transactions for which to determine the current market value of these securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. As a result, management determined that these investments met the definition of the Level III fair value hierarchy under SFAS 157. Management estimated the value of the Company’s holdings of these securities based on a calculated discount that could be applied if these investments were valued using longer-term interest rates and maturities. This estimate gave consideration to announced plans by certain issuers to partially redeem or attempt to restore liquidity to these securities as well as a lack of clarity as to whether these efforts will be successful. The Company’s valuation is highly subjective and could change significantly based on the assumptions used. Our marketable securities are the only assets and liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy.
     The Company intends to liquidate the investments at par within a reasonable time period, and the issuers of the securities are currently able and will continue to make interest payments at the maximum rate. Based on the Company’s current 12-month cash forecast, the Company believes operating cash flows, existing cash balances and credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.
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
(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $0.6 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively. Stock compensation expense was $1.1 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively.
     Shares subject to option under the Company’s 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”) were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2007	1,961,756	$11.56
Granted	—	—
Exercised	(192,404)	9.07
Forfeited	(10,938)	22.62

Outstanding at June 30, 2008	1,758,414	11.76	3.3 years	$14,683,724

Exercisable at June 30, 2008	1,751,414	11.75	3.3 years	$14,643,679

     A summary of the status and changes of our nonvested shares related to the Equity Incentive Plan as of and during the six months ended June 30, 2008 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2007	15,167	$18.32
Granted	201,546	17.16
Vested	(4,667)	17.01
Cancelled	(5,928)	17.16

Nonvested at June 30, 2008	206,118	17.25

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
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Basic earnings per share	2008	2007	2008	2007
Net earnings	$14,641	$14,948	$47,485	$38,848
Weighted average common shares outstanding	46,000	45,576	45,941	44,777
Basic earnings per share	$0.32	$0.33	$1.03	$0.87
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings per share	2008	2007	2008	2007
Net earnings	$14,641	$14,948	$47,485	$38,848
After tax effect of interest expense on 4.50% convertible subordinated notes	—	—	—	357

Earnings for purposes of computing diluted earnings per share	$14,641	$14,948	$47,485	$39,205

Weighted average common shares outstanding	46,000	45,576	45,941	44,777
Dilutive effect of stock options	810	1,232	796	1,307
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	—	—	—	725

Weighted average common shares outstanding	46,810	46,808	46,737	46,809

Diluted earnings per share	$0.31	$0.32	$1.02	$0.84

     Options to purchase 156,016 shares of Class A common stock were not included in the computation of diluted earnings per share for both the three months and six months ended June 30, 2008 because their effect would have been anti-dilutive. There were no options excluded from the computation for both the three months and six months ended June 30, 2007.

(7) INCOME TAXES
     The Company’s effective tax rates for the second quarter and first six months of 2008 were 33.1% and 33.6%, respectively, compared to the effective tax rates of 34.8% and 36.5% for the second quarter and first six months of 2007, respectively. Income tax expense for the three months ended June 30, 2008 was $7.0 million compared to $8.0 million for the same period in 2007. Income tax expense for the six months ended June 30, 2008 was $23.8 million compared to $22.3 million for the same period in 2007. Income taxes for the three months ended June 30, 2008 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the six months ended June 30, 2008 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     We have applied for advanced pricing agreements with various tax authorities related to the transfer pricing of certain intercompany transactions. On August 1, 2008, we received a decision on one of these applications, and as a result of this agreement, a portion of the $17.4 million balance of unrecognized tax benefits as of June 30, 2008 will be reduced, which may or may not impact earnings. If the advanced pricing agreements are not resolved in 2008, we may continue to add to the unrecognized tax benefits as we did in 2006 and 2007.
(8) LINE OF CREDIT
     The Company has a secured line of credit, expiring on May 31, 2011, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The Company was in compliance with all other covenants of the loan agreement at June 30, 2008. The Company had $9.0 million of outstanding letters of credit under this line of credit as of June 30, 2008.
(9) LITIGATION
     The Company recognizes legal expense in connection with loss contingencies as incurred.
     On March 15, 2007, the Company filed a lawsuit against Vans, Inc. in the U.S. District Court for the Central District of California (Case No. CV 07-10703 (PLA)) seeking a declaration, among other things, that certain of its footwear designs do not infringe Vans’ claimed checkerboard design and waffle outsole design trademarks. On April 4, 2007, in its answer to the Company’s complaint, Vans filed counter-claims and cross-claims against the Company and Ecko Unlimited, Inc., respectively, for trademark infringement, trademark dilution, unfair competition and misappropriation. Vans was seeking, among other things, compensatory, treble and punitive damages, profits, attorneys’ fees and costs, and injunctive relief against the Company to prevent any future sales and distribution of footwear that allegedly bears a design similar to Vans’ checkerboard design or waffle outsole design. On November 20, 2007, the court denied Vans’ preliminary injunction, and Vans appealed this ruling on December 20, 2007. Subsequently, the parties reached a settlement in principle, and on May 15, 2008, they reduced it to writing and finalized a formal settlement agreement. The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.
     On July 10, 2008, Crocs, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Colorado, CROCS, INC. v. SKECHERS U.S.A., INC. (Case No. 08cv01450-RPM). The complaint alleges patent infringement, trade dress infringement and dilution, unfair competition and deceptive trade practices arising out of the Company’s manufacture, distribution and sales of footwear that is allegedly similar to several Crocs’ products. The lawsuit seeks, among other things, actual damages, treble or punitive damages as applicable, profits, attorney’s fees and costs, and a preliminary and/or permanent injunction against the Company to prevent any future manufacturing, distribution or sales of footwear that infringes Crocs’ design patents or trade dress or that uses any mark that is confusingly similar to Crocs’ animated crocodile design mark. The Company plans on defending the allegations vigorously and believe the claims are without merit. Nonetheless, it is too early to predict the outcome and whether the outcome will have a material adverse effect on the Company’s financial condition or results of operations.
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
(10) STOCKHOLDERS’ EQUITY
     Certain Class B stockholders converted 50,000 and 290,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended June 30, 2008 and 2007, respectively. Certain Class B stockholders converted 50,000 and 816,400 shares of Class B common stock into an equivalent number of shares of Class A common stock during the six months ended June 30, 2008 and 2007, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales
Domestic wholesale	$201,400	$219,751	$422,183	$432,919
International wholesale	77,482	59,774	176,967	131,331
Retail	71,174	68,612	131,752	125,397
E-commerce	4,518	4,074	8,594	7,460

Total	$354,574	$352,211	$739,496	$697,107

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross profit
Domestic wholesale	$75,905	$85,209	$164,060	$170,425
International wholesale	34,269	21,672	80,230	48,893
Retail	44,762	42,952	80,806	77,835
E-commerce	2,257	2,195	4,269	3,914

Total	$157,193	$152,028	$329,365	$301,067

	June 30, 2008	December 31, 2007
Identifiable assets
Domestic wholesale	$681,667	$629,377
International wholesale	146,025	118,195
Retail	83,451	80,250
E-commerce	261	155

Total	$911,404	$827,977

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Additions to property and equipment
Domestic wholesale	$15,047	$1,917	$23,729	$7,711
International wholesale	547	568	736	733
Retail	8,464	5,760	13,373	8,857

Total	$24,058	$8,245	$37,838	$17,301

     Geographic Information:
     The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales (1)
United States	$269,662	$286,112	$549,953	$555,166
Canada	11,360	9,604	24,304	18,786
Other International (2)	73,552	56,495	165,239	123,155

Total	$354,574	$352,211	$739,496	$697,107

	June 30, 2008	December 31, 2007
Long-lived assets
United States	$124,171	$96,044
Canada	222	343
Other International (2)	2,539	2,013

Total	$126,932	$98,400

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Malaysia and Thailand that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a joint venture in China that generates net sales from that country. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Malaysia, Thailand and China.
(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $156.9 million and $110.3 million before allowances for bad debts, sales returns and chargebacks at June 30, 2008 and December 31, 2007, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $90.1 million and $67.4 million before allowance for bad debts, sales returns and chargebacks at June 30, 2008 and December 31, 2007, respectively. The Company provided for potential credit losses of $5.0 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively.

     Net sales to customers in the U.S. exceeded 70% of total net sales for the three and six months ended June 30, 2008 and 2007. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $154.8 million and $126.1 million at June 30, 2008 and December 31, 2007, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 25.2% and 26.6% of total net sales for the three months ended June 30, 2008 and 2007, respectively. The Company’s net sales to its five largest customers accounted for approximately 25.1% and 24.9% of total net sales for the six months ended June 30, 2008 and 2007, respectively. No customer accounted for more than 10% of our net sales during the three and six months ended June 30, 2008 and 2007, respectively. One customer accounted for 10.5% and 10.0% of our outstanding accounts receivable balance at June 30, 2008 and 2007, respectively.
     The Company’s top five manufacturers produced approximately 69.0% and 68.5% of our total purchases for the three months ended June 30, 2008 and 2007, respectively. One manufacturer accounted for 32.2% and 34.4% of total purchases for the three months ended June 30, 2008 and 2007, respectively. A second manufacturer accounted for 11.5% and 11.7% of total purchases for the three months ended June 30, 2008 and 2007, respectively. A third manufacturer accounted for 10.4% and 9.0% of total purchases for the three months ended June 30, 2008 and 2007, respectively. The Company’s top five manufacturers produced approximately 65.7% and 64.5% of our total purchases for the six months ended June 30, 2008 and 2007, respectively. One manufacturer accounted for 31.5% and 29.5% of total purchases for the six months ended June 30, 2008 and 2007, respectively. A second manufacturer accounted for 11.6% and 10.6% of total purchases for the six months ended June 30, 2008 and 2007, respectively.
     Most of the Company’s products are produced in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date business risks have not had a material adverse impact on the Company’s operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1. of this document.
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

FINANCIAL OVERVIEW
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross profit. Net earnings for the three months ended June 30, 2008 was $14.6 million, or $0.31 earnings per diluted share. The largest portion of our revenue is derived from the domestic wholesale segment. Revenue as a percentage of net sales was as follows:

	Three-Months Ended June 30,
	2008	2007
Percentage of revenues by segment
Domestic wholesale	56.8%	62.4%
International wholesale	21.8%	17.0%
Retail	20.1%	19.5%
E-commerce	1.3%	1.1%

Total	100%	100%

     As of June 30, 2008 we had 190 domestic retail stores and 17 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the first six months of 2008, we opened 12 domestic concept stores, one international concept store, three domestic outlet stores and one domestic warehouse store, and we closed two domestic concept stores. Footwear purchases are highly discretionary and with various macroeconomic pressures creating a difficult U.S. retail environment, we expect a challenging domestic business environment for the remainder of 2008. We also expect negative comparable sales in our retail stores and overall retail sales of footwear in the U.S. to decline during 2008 therefore, during the remainder of 2008, we intend to focus on our international business by (i) enhancing the efficiency of our international operations, (ii) increasing our international customer base; (iii) increasing the product count within each customer; (iv) tailoring our product offerings currently available to our international customers to increase demand for our product, (v) continuing to pursue opportunistic international retail store locations and (vi) exploring and expanding in emerging markets where we do not have a significant business presence. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     We have applied for advanced pricing agreements with various tax authorities related to the transfer pricing of certain intercompany transactions. On August 1, 2008, we received a decision on one of these applications, and as a result of this agreement, a portion of the $17.4 million balance of unrecognized tax benefits as of June 30, 2008 will be reduced, which may or may not impact earnings. If the advanced pricing agreements are not resolved in 2008, we may continue to add to the unrecognized tax benefits as we did in 2006 and 2007.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2008		2007		2008		2007
Net sales	$354,574	100.0%	$352,211	100.0%	$739,496	100.0%	$697,107	100.0%
Cost of sales	197,381	55.7	200,183	56.8	410,131	55.5	396,040	56.8

Gross profit	157,193	44.3	152,028	43.2	329,365	44.5	301,067	43.2
Royalty income	230	0.1	1,193	0.3	1,070	0.2	2,394	0.3

	157,423	44.4	153,221	43.5	330,435	44.7	303,461	43.5

Operating expenses:
Selling	38,592	10.9	40,950	11.6	64,126	8.7	67,791	9.7
General and administrative	98,857	27.9	90,473	25.7	198,079	26.8	176,457	25.3

	137,449	38.8	131,423	37.3	262,205	35.5	244,248	35.0

Earnings from operations	19,974	5.6	21,798	6.2	68,230	9.2	59,213	8.5
Interest income, net	488	0.1	1,286	0.3	1,941	0.3	2,133	0.3
Other, net	844	0.2	(147)	—	748	0.1	(169)	—

Earnings before income taxes	21,306	6.0	22,937	6.5	70,919	9.6	61,177	8.8
Income taxes	7,045	2.0	7,989	2.3	23,814	3.2	22,329	3.2
Minority interest in loss of consolidated subsidiary	(380)	(0.1)	—	—	(380)	—	—	—

Net earnings	$14,641	4.1%	$14,948	4.2%	$47,485	6.4%	$38,848	5.6%

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
Net sales
     Net sales for the three months ended June 30, 2008 were $354.6 million, an increase of $2.4 million or 0.7%, over net sales of $352.2 million for the three months ended June 30, 2007. The increase in net sales was primarily due to increased international wholesale sales partially offset by lower domestic wholesale sales. Net sales also increased within the domestic retail segment from an increased store base, which more than offset the effect of negative comparable store sales.
     Our domestic wholesale net sales decreased $18.4 million to $201.4 million for the three months ended June 30, 2008, from $219.8 million for the three months ended June 30, 2007. The decrease in our domestic wholesale segment was broad based and across key divisions primarily due to the weak U.S. retail environment; however, we saw increases in our Women’s Sport and Men’s USA divisions during the quarter. The average selling price per pair within the domestic wholesale segment increased to $18.93 per pair for the three months ended June 30, 2008 from $18.59 per pair in the same period last year. The decrease in the domestic wholesale segment’s net sales came on a 9.7% unit sales volume decrease to 10.6 million pairs from 11.7 million pairs for the same period in 2007.
     Our international wholesale segment net sales increased $17.8 million, or 29.6%, to $77.5 million for the three months ended June 30, 2008, compared to $59.7 million for the three months ended June 30, 2007. Our international wholesale sales consist of direct subsidiary sales – those sales we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. This includes sales made by our consolidated joint venture which we control but where there is a significant minority interest. Direct subsidiary sales increased $15.8 million or 53.5%, to $45.1 million for the three months ended June 30, 2008 compared to net sales of $29.3 million for the three months ended June 30, 2007. The increase in direct subsidiary sales was primarily due to increased sales into the United Kingdom, Canada, and Germany. Our distributor sales increased $2.0 million to $32.4 million or 6.5% for the three months ended June 30, 2008, compared to sales of $30.4 million for the three months ended June 30, 2007. This was primarily due to increased sales to our distributors in Japan, Dubai and Russia.

     Our retail segment sales increased $2.6 million to $71.2 million for the three months ended June 30, 2008, a 3.7% increase over sales of $68.6 million for the three months ended June 30, 2007. The increase in retail sales was due to a net increase of 39 stores and positive international comparable store sales partially offset by negative domestic comparable store sales. Our domestic retail sales increased 2.3% for the three months ended June 30, 2008 compared to the same period in 2007 due to a net increase of 34 stores partially offset by negative comparable store sales. Our international retail sales increased 17.5% for the three months ended June 30, 2008 compared to the same period in 2007 due to a net increase of five stores, positive comparable store sales and foreign currency translation gains. During the three months ended June 30, 2008, we opened 12 new domestic stores and one international concept store, and we closed one domestic concept store. Of our new store additions, ten were concept stores, two were outlet stores and one was a warehouse store. For the three months ended June 30, 2008, we realized positive comparable store sales in our international retail stores of 5.9% while we realized negative comparable store sales of 9.7% in our domestic retail stores.
     Our e-commerce sales increased $0.4 million to $4.5 million for the three months ended June 30, 2008, a 10.9% increase over sales of $4.1 million for the three months ended June 30, 2007. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the three months ended June 30, 2008 and 2007.
Gross profit
     Gross profit for the three months ended June 30, 2008 increased $5.2 million to $157.2 million as compared to $152.0 million for the three months ended June 30, 2007. Gross profit as a percentage of net sales, or gross margin, increased to 44.3% for the three months ended June 30, 2008 from 43.2% for the same period in the prior year. The gross margin increase was largely the result of a higher proportion of our revenues coming from our international wholesale segment through foreign subsidiaries, which achieved higher gross margins than our domestic wholesale segment and sales through our foreign distributors. Gross profit for our domestic wholesale segment decreased $9.3 million, or 10.9%, to $75.9 million for the three months ended June 30, 2008 compared to $85.2 million for the three months ended June 30, 2007. Gross margins for our domestic wholesale segment decreased to 37.7% for the three months ended June 30, 2008 from 38.8% for the same period in the prior year. The decrease was due to increased product costs that were partially offset by the increase in average selling price per pair.
     Gross profit for our international wholesale segment increased $12.7 million, or 58.1%, to $34.3 million for the three months ended June 30, 2008 compared to $21.6 million for the three months ended June 30, 2007. Gross margins were 44.2% for the three months ended June 30, 2008 compared to 36.3% for the three months ended June 30, 2007. International wholesale sales through our foreign subsidiaries achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 54.8% for the three months ended June 30, 2008 as compared to 45.2% for the three months ended June 30, 2007. Gross margins for our distributor sales were 29.6% for the three months ended June 30, 2008 as compared to 27.7% for the three months ended June 30, 2007. The increase in gross margins for the international wholesale segment was due to increased sales through our foreign subsidiaries and favorable currency translation gains.
     Gross profit for our retail segment increased $1.8 million, or 4.2%, to $44.8 million for the three months ended June 30, 2008 as compared to $43.0 million for the three months ended June 30, 2007. This increase in gross profit was due to a net increase of 39 stores and a positive comparable store sales increase of 5.9% in our international stores. Gross margins increased to 62.9% for the three months ended June 30, 2008 as compared to 62.6% for the three months ended June 30, 2007. The increase in gross margins was due to a larger proportion of sales coming from our international retail segment and favorable currency translation offset by decreased margins and negative comparable sales of 9.7% in our domestic stores due to the weak U.S. retail environment.
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

Selling expenses
     Selling expenses decreased by $2.4 million, or 5.8%, to $38.6 million for the three months ended June 30, 2008 from $41.0 million for the three months ended June 30, 2007. As a percentage of net sales, selling expenses were 10.9% and 11.6% for the three months ended June 30, 2008 and 2007, respectively. The decrease in selling expenses was primarily due to decreased promotional costs of $2.8 million, which were partially offset by slightly increased advertising costs. Promotional costs were higher in the prior year due to the launch of our Cali Gear line.
     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $8.4 million, or 9.3%, to $98.9 million for the three months ended June 30, 2008 from $90.5 million for the three months ended June 30, 2007. As a percentage of sales, general and administrative expenses were 27.9% and 25.7% for the three months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expenses was primarily due to higher rent expense of $2.6 million as a result of an additional 34 domestic stores from the same period a year ago, increased general and administrative expenses of $2.8 million related to the start-up of our joint venture in China, and increased outside services of $1.2 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $27.7 million and $23.9 million for the three months ended June 30, 2008 and 2007, respectively. The $3.8 million increase was due in part to the lease of additional domestic distribution space at a nearby facility and its functional integration with the existing domestic distribution facility as well as increased sales volumes.
     General and administrative expenses consist primarily of the following: salaries, wages and related taxes and various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail store operations, non-selling-related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to legal, consulting and accounting, insurance, depreciation and amortization, and expenses related to our distribution network, which includes the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products. These costs are included in general and administrative expenses and are not allocated to segments.
Interest income
     Interest income for the three months ended June 30, 2008 decreased $0.6 million to $1.8 million compared to $2.4 million for the same period in 2007. The decrease in interest income resulted from lower interest rates during the three months ended June 30, 2008 when compared to the same period in 2007.
Interest expense
     Interest expense was $1.3 million for the three months ended June 30, 2008 compared to $1.2 million for the same period in 2007. Interest expense was incurred on mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and on amounts owed to our foreign manufacturers. The increase in interest expense was primarily due to increased interest on purchases from our manufacturers.
Income taxes
     The effective tax rate for the three months ended June 30, 2008 was 33.1% as compared to 34.8% for the three months ended June 30, 2007. The decrease in our tax rate was due in part to a larger proportion of our net sales coming from our non-U.S. subsidiary operations that have lower tax rates than our domestic statutory rate. Income tax expense for the three months ended June 30, 2008 was $7.0 million compared to $8.0 million for the same period in 2007. Income taxes were computed using the estimated effective tax rates applicable to each of our domestic and international taxable jurisdictions for the full fiscal year. The 2008 rate is expected to be lower than the statutory domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Minority interest in net loss of consolidated subsidiary
     Minority interest of $0.4 million for the three months ended June 30, 2008 represents the share of net loss that is attributable to the equity that we do not own of Skechers China our joint venture which was formed in October 2007.
SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
Net sales
     Net sales for the six months ended June 30, 2008 were $739.5 million, an increase of $42.4 million or 6.1%, over net sales of $697.1 million for the six months ended June 30, 2007. The increase in net sales was primarily due to increased international wholesale sales and growth within the domestic retail segment from an increased store base as well as positive international comparative store sales increases partially offset by lower domestic wholesale sales.
     Our domestic wholesale net sales decreased $10.7 million to $422.2 million for the six months ended June 30, 2008, from $432.9 million for the six months ended June 30, 2007. The decrease in our domestic wholesale segment was broad based and across key divisions primarily due to the weak U.S. retail environment; however, we saw increases in our Cali Gear and Women’s Sport divisions during the six months ended June 30, 2008. The average selling price per pair within the domestic wholesale segment increased to $18.50 per pair for the six months ended June 30, 2008 from $18.35 per pair in the same period last year. The decrease in domestic wholesale segment net sales came on a 2.4% unit sales volume decrease to 22.9 million pairs from 23.5 million pairs for the same period in 2007.
     Our international wholesale segment net sales increased $45.7 million, or 34.7%, to $177.0 million for the six months ended June 30, 2008, compared to $131.3 million for the six months ended June 30, 2007. Direct subsidiary sales increased $46.4 million, or 63.7%, to $119.2 million for the six months ended June 30, 2008 compared to net sales of $72.8 million for the six months ended June 30, 2007. The increase in direct subsidiary sales was primarily due to increased sales into the United Kingdom, Germany, Spain, and Canada. Our distributor sales decreased $0.7 million to $57.8 million or 1.2% for the six months ended June 30, 2008, compared to sales of $58.5 million for the six months ended June 30, 2007. This was primarily due to decreased sales to our distributors in Panama and Serbia.
     Our retail segment sales increased $6.3 million to $131.7 million for the six months ended June 30, 2008, a 5.1% increase over sales of $125.4 million for the six months ended June 30, 2007. The increase in retail sales was due to a net increase of 39 stores and positive international comparable store sales partially offset by negative domestic comparable store sales. Our domestic retail sales increased 3.8% for the six months ended June 30, 2008 compared to the same period in 2007 due to a net increase of 34 stores partially offset by negative comparable store sales. Our international retail sales increased 18.5% for the six months ended June 30, 2008 compared to the same period in 2007 due to a net increase of five stores, positive comparable store sales and foreign currency translation gains. During the six months ended June 30, 2008, we opened 16 new domestic stores and one international store, and closed two domestic concept stores. Of our new store additions, 13 were concept stores, three were outlet stores and one was a warehouse store. For the six months ended June 30, 2008, we realized positive comparable store sales in our international retail stores of 8.5%, while we realized negative comparable store sales of 8.1% in our domestic retail stores.

     Our e-commerce sales increased $1.1 million to $8.6 million for the six months ended June 30, 2008, a 15.2% increase over sales of $7.5 million for the six months ended June 30, 2007. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the six months ended June 30, 2008 and 2007.
Gross profit
     Gross profit for the six months ended June 30, 2008 increased $28.3 million to $329.4 million as compared to $301.1 million for the six months ended June 30, 2007. Gross margin increased to 44.5% for the six months ended June 30, 2008 from 43.2% for the same period in the prior year. The gross margin increase was largely the result of a higher proportion of our revenues coming from our international wholesale segment through foreign subsidiaries, which achieved higher gross margins than our domestic wholesale segment and sales through our foreign distributors. Gross profit for our domestic wholesale segment decreased $6.3 million, or 3.7%, to $164.1 million for the six months ended June 30, 2008 compared to $170.4 million for the six months ended June 30, 2007. Gross margins for our domestic wholesale segment decreased to 38.9% for the six months ended June 30, 2008 from 39.4% for the same period in the prior year. The decrease was due to increased product costs that were partially offset by the increase in average selling price per pair.
     Gross profit for our international wholesale segment increased $31.3 million, or 64.1%, to $80.2 million for the six months ended June 30, 2008 compared to $48.9 million for the six months ended June 30, 2007. Gross margins were 45.3% for the six months ended June 30, 2008 compared to 37.2% for the six months ended June 30, 2007. Gross margins for our direct subsidiary sales were 53.0% for the six months ended June 30, 2008 as compared to 42.5% for the six months ended June 30, 2007. Gross margins for our distributor sales were 29.5% for the six months ended June 30, 2008 as compared to 30.6% for the six months ended June 30, 2007. The increase in gross margins for the international wholesale segment was due to increased sales through our foreign subsidiaries and favorable currency translation gains.
     Gross profit for our retail segment increased $3.0 million, or 3.8%, to $80.8 million for the six months ended June 30, 2008 as compared to $77.8 million for the six months ended June 30, 2007. This increase in gross profit was due to a net increase of 39 stores and a positive comparable store sales increase of 8.5% in our international stores. Gross margins decreased to 61.3% for the six months ended June 30, 2008 as compared to 62.1% for the six months ended June 30, 2007. The decrease in gross margins was primarily due to decreased margins and negative comparable sales of 8.1% in our domestic stores due to the weak U.S. retail environment.
Selling expenses
     Selling expenses decreased by $3.7 million, or 5.4%, to $64.1 million for the six months ended June 30, 2008 from $67.8 million for the six months ended June 30, 2007. As a percentage of net sales, selling expenses were 8.7% and 9.7% for the six months ended June 30, 2008 and 2007, respectively. The decrease in selling expenses was primarily due to decreased promotional costs of $4.3 million, which were partially offset by increased advertising costs of $0.5 million. Promotional costs were higher in the prior year due to the launch of our Cali Gear line.
General and administrative expenses
     General and administrative expenses increased by $21.6 million, or 12.3%, to $198.1 million for the six months ended June 30, 2008 from $176.5 million for the six months ended June 30, 2007. As a percentage of sales, general and administrative expenses were 26.8% and 25.3% for the six months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expenses was primarily due to higher rent expense of $4.5 million as a result of an additional 34 domestic stores from the same period a year ago, increased salaries and wages of $3.0 million, increased warehouse and distribution costs of $3.3 million from increased sales, general and administrative expenses of $2.8 million related to the start-up of our joint venture in China, $1.4 million related to the write-off of leasehold improvements at seven of our domestic retail stores, and increased outside services of $1.3 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $58.4 million and $48.5 million for the six months ended June 30, 2008 and 2007, respectively. The $9.9 million increase was due in part to the lease of additional domestic distribution space at a nearby facility and its functional integration with the existing domestic distribution facility as well as increased sales volumes.
Interest income
     Interest income for the six months ended June 30, 2008 decreased $0.6 million to $4.3 million compared to $4.9 million for the same period in 2007. The decrease in interest income resulted from lower interest rates during the six months ended June 30, 2008 when compared to the same period in 2007.
Interest expense
     Interest expense was $2.4 million for the six months ended June 30, 2008 compared to $2.8 million for the same period in 2007. Interest expense was incurred on our convertible notes through February 20, 2007, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and amounts owed to our foreign manufacturers. The decrease in interest expense was primarily due to the conversion of our 4.5% convertible subordinated notes to shares of our Class A common stock on or prior to February 20, 2007.
Income taxes
     The effective tax rate for the six months ended June 30, 2008 was 33.6% as compared to 36.5% for the six months ended June 30, 2007. The decrease in our tax rate was due in part to a larger proportion of our net sales coming from our non-U.S. subsidiary operations that have lower tax rates than our domestic statutory rate. Income tax expense for the six months ended June 30, 2008 was $23.8 million compared to $22.3 million for the same period in 2007. Income taxes were computed using the estimated effective tax rates applicable to each of our domestic and international taxable jurisdictions for the full fiscal year. The 2008 rate is expected to be lower than the statutory domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their remittance to the United States Internal Revenue Service. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Minority interest in net loss of consolidated subsidiary
     Minority interest of $0.4 million for the three months ended June 30, 2008 represents the share of net loss that is attributable to the equity that we do not own of Skechers China our joint venture which was formed in October 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at June 30, 2008 was $434.8 million, a decrease of $89.1 million from working capital of $523.9 million at December 31, 2007. The decrease was primarily due to the reclassification of $94.1 million of our investments in auction rate securities to long-term assets. Our cash and cash equivalents at June 30, 2008 were $145.6 million compared to $199.5 million at December 31, 2007. The decrease in cash and cash equivalents of $53.9 million was the result of increased receivables of $68.3 million, capital expenditures of $37.8 million, and increased inventory level of $29.8 million, partially offset by our net earnings of $47.5 million, increased accrued expenses of $10.9 million and increased payables of $19.7 million.
     As a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for our auction rate securities have failed since mid-February 2008. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, we will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer or the securities mature. Accordingly, there is no assurance that future auctions will succeed or other events will occur to provide liquidity, and as a result, our ability to liquidate our investments in the near term may be limited or may not exist and, as a result, these auction rate securities are classified as long term investments as of

June 30, 2008. In connection with this classification, we recorded a $5.9 million unrealized loss on these securities based on what we believe is a temporary decline in value. During the second quarter of 2008, issuers refinanced $9.7 million of our preferred stock investments at par. In addition, issuers have called an additional $2.8 million at par which we expect to collect during the third quarter of 2008.
     We determined that there were no observable market transactions for which to determine the current market value of these securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. Consequently, we estimated the value of our holdings of these securities based on a calculated discount that could be applied if these investments were valued using longer-term interest rates and maturities. The discount calculation assumed, among other factors, that a purchaser of these securities would expect a yield of approximately 100 basis points over the current yield of these investments and that the issuers would redeem these investments or they would be otherwise converted to cash ratably over the next seven years. These assumptions were our attempt to give consideration to announced plans by certain issuers to partially redeem or attempt to restore liquidity to these securities as well as a lack of clarity as to whether these efforts will be successful. We calculated a discount that amounted to approximately 3.6% of the par value of the auction rate preferred securities. If these investments were discounted to adjust the yield to the current 30 year AAA rated municipal tax-exempt bonds rate, the resulting discount would be approximately 13.7% of the par value of these securities. Our valuation is highly subjective and could change significantly based on the various assumptions used.
     For the six months ended June 30, 2008, net cash used in operating activities was $26.5 million compared to net cash provided by operating activities of $7.6 million for the six months ended June 30, 2007. The decrease in our operating cash flows for the six months ended June 30, 2008, when compared to the six months ended June 30, 2007 was primarily the result of a larger increase in inventory levels and larger increase in accounts receivable due to higher sales, partially offset by higher net earnings.
     Net cash used in investing activities was $33.3 million for the six months ended June 30, 2008 as compared to $59.6 million for the six months ended June 30, 2007. Capital expenditures for the six months ended June 30, 2008 were approximately $37.8 million, which primarily consisted of a corporate real property purchase, new store openings and remodels, and warehouse equipment upgrades. This was compared to capital expenditures of $17.3 million for the six months ended June 30, 2007, which primarily consisted of new store openings and remodels, warehouse equipment upgrades, and the construction of a new corporate facility. Excluding the costs of our new distribution center in Moreno Valley, California, we expect our ongoing capital expenditures for the remainder of 2008 to be approximately $20.0 million, which includes opening an additional 15 to 20 domestic retail stores, store remodels and tenant improvements in our new corporate facility. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be between $75.0 million and $85.0 million, which we expect to incur approximately $22.0 million in the remainder of 2008 and the balance during fiscal 2009. We currently anticipate that our capital expenditure requirements for 2008 will be funded through our operating cash flows, current cash, or available lines of credit.
     Net cash provided by financing activities was $5.9 million during the six months ended June 30, 2008 compared to $6.6 million during the six months ended June 30, 2007. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the six months ended June 30, 2008 as compared to the same period in the prior year which was partially offset by a capital contribution by our minority partner to our joint venture.
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
     We have outstanding debt of $16.5 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties.
     We have a secured line of credit, expiring on May 31, 2011, permitting our company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line of credit can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. We were in compliance with all covenants of the loan agreement at June 30, 2008. We had outstanding letters of credit of $9.0 million under this line of credit as of June 30, 2008.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand and financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through the second quarter of 2009. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities Exchange and Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect that the adoption of SFAS 162 will have a material impact on our financial condition or results of operations.
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
QUARTERLY RESULTS AND SEASONALITY
     While sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings have somewhat mitigated the effect of this seasonality and, consequently, our sales are not necessarily as subjected to seasonal trends as those of our past or of our competitors in the footwear industry.
     We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Recently, various macroeconomic pressures have created a difficult U.S. retail environment which has caused a downturn in our domestic business. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the full year.

INFLATION
     We do not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on our sales or profitability. However, we cannot accurately predict the effect of inflation on future operating results. Although higher rates of inflation have been experienced in the U.S. as well as in a number of foreign countries in which our products are manufactured, we do not believe that inflation has had a material effect on our sales or profitability. While we have been able to offset our foreign product cost increases by increasing prices or changing suppliers in the past, we cannot assure you that we will be able to continue to make such increases or changes in the future.
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
     Interest rate fluctuations. At June 30, 2008, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts are currently outstanding.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil and China. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the six months ended June 30, 2008 and 2007, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $0.9 million and loss of $0.9 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2008 would have reduced the values of our net investments by approximately $3.1 million.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See note 9 to the financial statements on page ten of this quarterly report for a discussion of legal proceedings as required under applicable SEC rules and regulations.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the six months ended June 30, 2008 and June 30, 2007, our net sales to our five largest customers accounted for approximately 25.1% and 24.9% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three and six months ended June 30, 2008 and 2007, respectively. One customer accounted for 10.5% and 10.0% of our outstanding accounts receivable balance at June 30, 2008 and 2007, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2008 and June 30, 2007, the top five manufacturers of our manufactured products produced approximately 65.7% and 64.5% of our total purchases, respectively. One manufacturer accounted for 31.5% of total purchases for the six months ended June 30, 2008 and the same manufacturer accounted for 29.5% of total purchases for the same period in 2007. A second manufacturer accounted for 11.6% of our total purchases during the six months ended June 30, 2008 and the same manufacturer accounted for 10.6% of total purchases for the same period in 2007. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of June 30, 2008, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.4% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2008, Mr. Greenberg beneficially owned approximately 62.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 79.3% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 30, 2008, we held our annual meeting of stockholders. The election of two members to the Board of Directors was voted on at the meeting.
The results of the voting on these matters are set forth as follows:

Proposal	Votes For	Against/Withheld	Abstentions
Proposal No. 1 –
Election of Director Nominees
Geyer Kosinski	154,368,190	1,377,047	—
Richard Siskind	154,368,184	1,377,053	—
     The following directors did not stand for election and continue to serve as directors of our company: Robert Greenberg, Morton Erlich, Michael Greenberg, David Weinberg and Jeffrey Greenberg.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008).

10.2	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)