Form 10-Q
period 2008-09-30
SKECHERS USA INC
filed 2008-11-07
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 3, 2008: 33,317,156.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 3, 2008: 12,801,789.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$150,980	$199,516
Short-term marketable securities	—	104,500
Trade accounts receivable, less allowances of $16,447 in 2008 and $10,284 in 2007	212,533	167,406
Other receivables	7,849	10,520

Total receivables	220,382	177,926

Inventories	250,070	204,211
Prepaid expenses and other current assets	26,728	13,993
Deferred tax assets	8,594	8,594

Total current assets	656,754	708,740
Property and equipment, at cost, less accumulated depreciation and amortization	133,800	98,400
Intangible assets, less accumulated amortization	—	78
Deferred tax assets	15,981	13,983
Long-term marketable securities	88,450	—
Other assets, at cost	19,265	6,776

TOTAL ASSETS	$914,250	$827,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of long-term borrowings	404	437
Accounts payable	177,479	164,466
Accrued expenses	22,293	19,949

Total current liabilities	200,176	184,852
Long-term borrowings, excluding current installments	16,180	16,462

Total liabilities	216,356	201,314

Minority interest	2,865	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 33,317 and 32,992 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	33	33
Class B Common Stock, $.001 par value; 60,000 shares authorized; 12,802 and 12,852 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	13	13
Additional paid-in capital	263,806	258,084
Accumulated other comprehensive income	1,633	14,763
Retained earnings	429,544	353,770

Total stockholders’ equity	695,029	626,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$914,250	$827,977

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Net sales	$403,159	$395,033	$1,142,656	$1,092,140
Cost of sales	231,628	223,363	641,760	619,403

Gross profit	171,531	171,670	500,896	472,737
Royalty income	591	998	1,660	3,392

	172,122	172,668	502,556	476,129

Operating expenses:
Selling	40,911	37,657	105,037	105,448
General and administrative	106,462	98,431	304,540	274,888

	147,373	136,088	409,577	380,336

Earnings from operations	24,749	36,580	92,979	95,793

Other income (expense):
Interest income	1,618	2,547	5,911	7,432
Interest expense	(1,264)	(837)	(3,616)	(3,589)
Other, net	(828)	298	(81)	129

	(474)	2,008	2,214	3,972

Earnings before income taxes and minority interest	24,275	38,588	95,193	99,765
Income tax expense (benefit)	(3,639)	13,844	20,175	36,173
Minority interest in loss of consolidated subsidiary	(375)	—	(756)	—

Net earnings	$28,289	$24,744	$75,774	$63,592

Net earnings per share:
Basic	$0.61	$0.54	$1.65	$1.41

Diluted	$0.60	$0.53	$1.62	$1.37

Weighted average shares:
Basic	46,115	45,721	46,000	45,095

Diluted	46,835	46,654	46,770	46,769

Comprehensive income:
Net earnings	$28,289	$24,744	$75,774	$63,592
Unrealized loss on marketable securities, net of tax	(1,496)	—	(5,402)	—
Gain (loss) foreign currency translation adjustment, net of tax	(8,618)	3,261	(7,728)	2,359

Total comprehensive income	$18,175	$28,005	$62,644	$65,951

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$75,774	$63,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	(756)	—
Depreciation and amortization of property and equipment	12,855	12,499
Amortization of deferred financing costs	—	95
Amortization of intangible assets	120	322
Provision for bad debts and returns	8,617	3,197
Tax benefits from stock-based compensation	561	3,130
Non-cash stock compensation	1,698	874
Loss on disposal of equipment	1,525	248
(Increase) decrease in assets:
Receivables	(55,234)	(30,140)
Inventories	(46,762)	14,313
Prepaid expenses and other current assets	(13,891)	(3,020)
Other assets	(12,753)	(1,505)
Increase (decrease) in liabilities:
Accounts payable	11,354	(34,735)
Accrued expenses	2,265	(8,280)

Net cash provided (used in) by operating activities	(14,627)	20,590

Cash flows used in investing activities:
Capital expenditures	(47,802)	(26,199)
Purchases of investments	(11,725)	(160,050)
Maturities of investments	20,375	116,975

Net cash used in investing activities	(39,152)	(69,274)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	2,903	6,774
Payments on long-term debt	(315)	(425)
Contribution from minority interest holder of consolidated entity	3,000	—
Excess tax benefits from stock-based compensation	559	320

Net cash provided by financing activities	6,147	6,669

Net decrease in cash and cash equivalents	(47,632)	(42,015)
Effect of exchange rates on cash and cash equivalents	(904)	2,688
Cash and cash equivalents at beginning of the period	199,516	160,485

Cash and cash equivalents at end of the period	$150,980	$121,158

Supplemental disclosures of cash flow information:

Interest paid	$3,951	$3,675
Income taxes paid	14,502	39,701

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
September 30, 2008 and 2007
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
     The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.
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
Minority interest
     Minority interest in the Company’s consolidated financial statements results from the accounting for a noncontrolling interest in a consolidated subsidiary or affiliate. Minority interest represents a partially-owned subsidiary’s or consolidated affiliate’s income, losses, and components of other comprehensive income which is attributable to the noncontrolling parties’ interests. The Company has a 50 percent interest in Skechers China Limited (“Skechers China”), a joint venture which was formed in October 2007, and made an initial cash capital contribution of $3.0 million and also contributed the net assets of its retail operation in China in the amount of $0.9 million during the nine months ended September 30, 2008. Our joint venture partner also made a corresponding cash capital contribution during the nine months ended September 30, 2008. The Company consolidates this joint venture into its financial statements because it has control of the board of directors. Minority interest of $0.4 million for the three months ended September 30, 2008 and $0.8 million for the nine months ended September 30, 2008 represents the share of net loss that is attributable to the equity of Skechers China that we do not own. Transactions between Skechers China and Skechers have been eliminated in the consolidated financial statements.
Recent accounting pronouncements
     Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards Statement (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards Statement No. 157 “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. On November 14, 2007, the FASB agreed to a one-year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any assets and liabilities carried at fair value.
(2) INVESTMENTS
     Investments in marketable securities consist of certain auction rate preferred stocks and auction rate Dividend Received Deduction (“DRD”) preferred securities aggregating $88.5 million at September 30, 2008, net of unrealized losses of $7.4 million, and $104.5 million at December 31, 2007. These investments have been classified as noncurrent assets on the consolidated condensed balance sheet as of September 30, 2008 based on their illiquidity resulting from the failure of the auction rate market discussed below. During the nine months ended September 30, 2008 issuers refinanced $13.8 million of our preferred stock investments at par. Our available-for-sale securities at September 30, 2008 included $76.7 million of auction rate preferred stocks and $19.2 million of auction rate DRD preferred securities. The auction rate preferred stocks are collateralized by portfolios of municipal bonds issued by various state and local governments and collateral is required to be maintained at 200% of the amount of preferred stock, and interest rates are reset at weekly auctions every seven days. The auction rate DRD preferred securities are collateralized by corporate preferred stocks, and interest rates are reset at auctions every 90 days.
     Since February 2008, as a result of the liquidity issues experienced in the global credit and capital markets, periodic auctions for the Company’s auction rate securities have failed. As a result of these failed auctions, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. A failed auction is not necessarily an indication of increased credit risk or a reduction in the underlying collateral; however, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or that other events will occur to provide liquidity, and as a result, our ability to liquidate our investments in the near term may be limited or may not exist.
     On a quarterly basis, the Company assesses its investments for impairment. If the investments are deemed to be impaired, the Company then determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed to be other than temporary, the Company records the impairment in the Company’s consolidated condensed statements of earnings.
     Because of the lack of liquidity noted above, the Company determined that there were no observable market transactions for which to determine the fair value of these auction rate securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. As a result, management determined that these investments met the definition of the Level III fair value hierarchy under SFAS 157. Management estimated the fair value of the Company’s holdings of these securities based on a calculated discount based on internal assumptions and limited market data as well as ongoing plans announced by certain issuers to partially redeem or attempt to restore liquidity to these securities and whether any of these efforts will be successful. The Company calculated a discount of $7.4 million of which $3.8 million, or approximately 4.9% of the par value related to auction rate preferred stocks and $3.6 million, or approximately 19.0% of the par value related to the auction rate DRD preferred securities. The Company’s valuation is highly subjective and could change significantly based on the assumptions used. Our marketable securities are the only assets and liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy.
     The auction rate securities held by the Company were purchased from Wachovia Securities. During the quarter ended September 30, 2008, Wachovia Securities announced that it had agreed to a settlement with state and federal regulators whereby it would repurchase all of the auction rate securities it had sold to clients prior to the collapse of the auction rate market in February 2008. The Company believes that all of its auction rate securities are subject to this settlement and, as a result, expects to receive an offer to repurchase these securities between June 10, 2009 and June 30, 2009. Until such time as (a) the formal offer is received and Wachovia repurchases these securities, (b) they are redeemed by the issuer(s), or (c) they can be sold at par value, the Company intends to consider these securities as available for sale securities and classify them as long-term assets. In the meantime, the issuers of these securities continue to make interest payments at the maximum rate. The Company believes its operating cash flows, existing cash balances and credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.
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
(4) OTHER COMPREHENSIVE INCOME
     In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of tax. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments, along with the translation adjustments related to intercompany loans of a long-term investment nature, are included in the translation adjustment in other comprehensive income.
(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $0.6 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. Stock compensation expense was $1.7 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.

     Shares granted under the Company’s 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”) and the 2007 Incentive Award Plan (the “2007 Plan”) were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2007	1,961,756	$11.56
Granted	—	—
Exercised	(203,311)	9.06
Forfeited	(13,879)	20.48

Outstanding at September 30, 2008	1,744,566	11.78	3.0 years	$9,880,197

Exercisable at September 30, 2008	1,741,316	11.78	3.0 years	$9,870,400

     A summary of the status and changes of our nonvested shares granted under the Equity Incentive Plan and the 2007 Plan as of and during the nine months ended September 30, 2008 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2007	15,167	$18.32
Granted	201,546	17.16
Vested	(5,501)	18.86
Cancelled	(5,928)	17.16

Nonvested at September 30, 2008	205,284	17.20

(6) EARNINGS PER SHARE
     Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares, if dilutive, which would be issued upon the exercise of stock options and nonvested shares using the treasury stock method, which in the current period includes consideration of average unrecognized stock-based compensation cost resulting from the adoption SFAS 123(R), and assumes the conversion of the Company’s 4.50% convertible subordinated notes for the period in which they were outstanding.
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Basic earnings per share	2008	2007	2008	2007
Net earnings	$28,289	$24,744	$75,774	$63,592
Weighted average common shares outstanding	46,115	45,721	46,000	45,095
Basic earnings per share	$0.61	$0.54	$1.65	$1.41

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Diluted earnings per share	2008	2007	2008	2007
Net earnings	$28,289	$24,744	$75,774	$63,592
After tax effect of interest expense on 4.50% convertible subordinated notes	—	—	—	359

Earnings for purposes of computing diluted earnings per share	$28,289	$24,744	$75,774	$63,951

Weighted average common shares outstanding	46,115	45,721	46,000	45,095
Dilutive effect of stock options	720	933	770	1,193
Weighted average shares to be issued assuming conversion of 4.50% convertible subordinated notes	—	—	—	481

Weighted average common shares outstanding	46,835	46,654	46,770	46,769

Diluted earnings per share	$0.60	$0.53	$1.62	$1.37

     There were no options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2008. Options to purchase 147,500 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2007. There were no options excluded from the computation of diluted earnings per share for the nine months ended September 30, 2007.
(7) INCOME TAXES
     The Company’s effective tax rates for the third quarter and first nine months of 2008 were (15.0%) and 21.2%, respectively, compared to the effective tax rates of 35.9% and 36.3% for the third quarter and first nine months of 2007, respectively. Income tax benefit for the three months ended September 30, 2008 was $3.6 million compared to an income tax expense of $13.8 million for the same period in 2007. Income tax expense for the nine months ended September 30, 2008 was $20.2 million compared to $36.2 million for the same period in 2007. Included in the above effective tax rates and income tax expense amounts for the three-month and nine-month periods ended September 30, 2008 is the recognition of $5.5 million of previously unrecognized tax benefits from prior years, as well as the recognition of $4.6 million of previously unrecognized tax benefits from the six months ended June 30, 2008. These tax benefits are primarily related to changes in estimates resulting from the Company entering into an Advanced Pricing Agreement (“APA”) with the U.S. Internal Revenue Service (“IRS”). Excluding the impact of these discrete items, the Company’s effective tax rate would have been 27% for both the three-month and nine-month periods ended September 30, 2008.
     The tax provision for the nine months ended September 30, 2008 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three- and nine-month periods ended September 30, 2008 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     We have applied for APAs with various tax authorities related to the transfer pricing of certain intercompany transactions. During the third quarter, the Company entered into an APA with the IRS related to certain intercompany transactions. As a result of this agreement the prior year balance of unrecognized tax benefits was reduced by $6.5 million. In addition, $5.7 million of related reserves recorded in the first and second quarter were reversed in the third quarter. No further resolution of pending advanced pricing agreement applications is expected before year end.

     With few exceptions, the Company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2005. Tax years 2005 through 2007 remain open to examination by the U.S. federal, state, and foreign taxing jurisdictions under which we are subject. During the third quarter, the statute of limitations for the 2004 tax year lapsed for the U.S. federal and several state tax jurisdictions. The lapse in statute reduced the balance of prior year unrecognized tax benefits by $2.9 million.
     As of September 30, 2008, unrecognized tax benefits including related interest totaled $9.4 million, all of which would affect the effective tax rate if recognized.
(8) LINE OF CREDIT
     The Company has a secured line of credit, expiring on May 31, 2011, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The Company was in compliance with all covenants of the loan agreement at September 30, 2008. The Company had approximately $4.1 million of outstanding letters of credit as September 30, 2008.
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
(10) STOCKHOLDERS’ EQUITY
     No shares of Class B common stock were converted into Class A common stock during the three months ended September 30, 2008. Certain Class B stockholders converted 100,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended September 30, 2007. Certain Class B stockholders converted 50,000 and 916,400 shares of Class B common stock into an equivalent number of shares of Class A common stock during the nine months ended September 30, 2008 and September 30, 2007, respectively.
(11) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross margins. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the

Company’s segments. Net sales, gross margins and identifiable assets for the domestic wholesale, international wholesale, retail, and e-commerce segments on a combined basis were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales
Domestic wholesale	$225,706	$237,531	$647,890	$670,450
International wholesale	93,371	75,007	270,338	206,338
Retail	79,275	78,269	211,027	203,665
E-commerce	4,807	4,226	13,401	11,687

Total	$403,159	$395,033	$1,142,656	$1,092,140

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross profit
Domestic wholesale	$82,365	$91,757	$246,425	$262,182
International wholesale	39,183	29,820	119,413	78,713
Retail	47,897	48,081	128,703	125,916
E-commerce	2,086	2,012	6,355	5,926

Total	$171,531	$171,670	$500,896	$472,737

	September 30, 2008	December 31, 2007
Identifiable assets
Domestic wholesale	$701,086	$629,377
International wholesale	127,332	118,195
Retail	85,477	80,250
E-commerce	355	155

Total	$914,250	$827,977

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Additions to property and equipment (in thousands):
Domestic wholesale	$7,209	$3,153	$30,938	$10,865
International wholesale	1,306	435	2,041	1,168
Retail	1,449	5,309	14,823	14,166

Total	$9,964	$8,897	$47,802	$26,199

     Geographic Information:
     The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales (1)
United States	$302,959	$313,312	$852,913	$868,478
Canada	12,350	11,877	36,654	30,662
Other international (2)	87,850	69,844	253,089	193,000

Total	$403,159	$395,033	$1,142,656	$1,092,140

	September 30, 2008	December 31, 2007
Long-lived assets
United States	$131,096	$96,044
Canada	168	343
Other international (2)	2,536	2,013

Total	$133,800	$98,400

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Thailand and Malaysia that generate net sales within those respective countries and in some cases the neighboring regions. The Company has a joint venture in China that generates net sales from that country. The Company also has a subsidiary in Switzerland that generates net sales to that region in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Thailand, Malaysia, and China.
(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold in various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $139.5 million and $110.3 million before allowances for bad debts, sales returns and chargebacks at September 30, 2008 and December 31, 2007, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $89.4 million and $67.4 million before allowance for bad debts, sales returns and chargebacks at September 30, 2008 and December 31, 2007, respectively. The Company provided for potential credit losses of $8.6 million and $3.2 million for the nine months ended September 30, 2008 and 2007, respectively.
     Net sales to customers in the U.S. exceeded 75% of total net sales for the three and nine months ended September 30, 2008 and 2007. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $135.4 million and $126.1 million at September 30, 2008 and December 31, 2007, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 22.8% and 26.7% of total net sales for the three months ended September 30, 2008 and 2007, respectively. The Company’s net sales to its five largest customers accounted for approximately 24.2% and 25.6% of total net sales for the nine months ended September 30, 2008 and 2007, respectively. No customer accounted for more than 10% of our net sales during the three and nine months ended September 30, 2008 and 2007, respectively. One customer accounted for 9.5% and 9.8% of our outstanding accounts receivable balance at September 30, 2008 and 2007, respectively.
     The Company’s top five manufacturers produced approximately 65.2% and 68.2% of our total purchases for the three months ended September 30, 2008 and 2007, respectively. One manufacturer accounted for 31.9% and 28.0% of total purchases for the three months ended September 30, 2008 and 2007, respectively. A second manufacturer accounted for 12.1% and 12.6% of total purchases for the three months ended September 30, 2008 and 2007, respectively. A third manufacturer accounted for 10.0% and 12.6% of total purchases for the three months ended September 30, 2008 and 2007, respectively. The Company’s top five manufacturers produced approximately 65.3% and 65.8% of our total purchases for the nine months ended September 30, 2008 and 2007, respectively. One manufacturer accounted for 31.6% and 29.0% of total purchases for the nine months ended September 30, 2008 and

2007, respectively. A second manufacturer accounted for 11.7% and 11.3% of total purchases for the nine months ended September 30, 2008 and 2007, respectively.
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
     This quarterly report on Form 10-Q may contain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that can be identified by the use of forward-looking language such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions; intense competition among sellers of footwear for consumers; changes in fashion trends and consumer demands; popularity of particular designs and categories of products; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for our products and the various market factors described above; the ability of our company to maintain its brand image; the ability to sustain, manage and forecast our company’s growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; violation of labor or other laws by our independent contract manufacturers, suppliers or licensees; potential imposition of additional duties, tariffs or other trade restrictions; business disruptions resulting from natural disasters such as an earthquake due to the location of our company’s domestic warehouse, headquarters and a substantial number of retail stores in California; changes in business strategy or development plans; changes in economic conditions that could affect the ability to open retail stores in new markets and/or the sales performance of existing retail stores; the ability to attract and retain qualified personnel; the disruption, expense and potential liability associated with existing or unanticipated future litigation; and other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2007.
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

FINANCIAL OVERVIEW
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. Our retail sales achieve higher gross margins as a percentage of net sales than wholesale sales. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended September 30, 2008 were $28.3 million, or $0.60 earnings per diluted share. Revenue as a percentage of net sales was as follows:

	Three-Months Ended September 30,
	2008	2007
Percentage of revenues by segment
Domestic wholesale	56.0%	60.1%
International wholesale	23.1%	19.0%
Retail	19.7%	19.8%
E-commerce	1.2%	1.1%

Total	100.0%	100.0%

     As of September 30, 2008, we had 198 domestic retail stores and 17 international retail stores, and we believe that we have established our presence in most major domestic retail markets. During the first nine months of 2008, we opened 15 domestic concept stores, eight domestic outlet stores, one domestic warehouse store, one international concept store, and closed two domestic concept stores. Footwear purchases are highly discretionary and with various macroeconomic pressures creating a difficult U.S. retail environment, we expect a challenging domestic business environment for the remainder of 2008 and into 2009. We also expect negative comparable sales in our retail stores and overall retail sales of footwear in the U.S. to decline during 2008 and into 2009. We intend to focus on our international business by (i) enhancing the efficiency of our international operations, (ii) increasing our international customer base; (iii) increasing the product count within each customer; (iv) tailoring our product offerings currently available to our international customers to increase demand for our product; (v) continuing to pursue opportunistic international retail store locations and (vi) exploring and expanding in emerging markets where we do not have a significant business presence. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider closing them as well as not renewing leases upon completion of the current term of the applicable lease.
     On August 1, 2008, we received a decision on our APA with the IRS. The APA provides our company with greater certainty with respect to the transfer pricing of certain intercompany transactions. As a result of this agreement and other discrete items we recorded an income tax benefit of $3.6 million during the quarter ended September 30, 2008, which included $5.5 million, or $.12 per diluted share, relating to the reversal of income tax expense recorded in prior years, as well as $4.6 million, or $.10 per diluted share, relating to the recognition of previously unrecognized tax benefits recorded in the first half of 2008. Excluding the impact of these discrete items, our effective tax rate would have been 27% for the three-and nine-month periods ended September 30, 2008.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2008		2007		2008		2007
Net sales	$403,159	100.0%	$395,033	100.0%	$1,142,656	100.0%	$1,092,140	100.0%
Cost of sales	231,628	57.5	223,363	56.5	641,760	56.2	619,403	56.7

Gross profit	171,531	42.5	171,670	43.5	500,896	43.8	472,737	43.3
Royalty income	591	0.2	998	0.2	1,660	0.2	3,392	0.3

	172,122	42.7	172,668	43.7	502,556	44.0	476,129	43.6

Operating expenses:
Selling	40,911	10.2	37,657	9.5	105,037	9.2	105,448	9.7
General and administrative	106,462	26.4	98,431	24.9	304,540	26.6	274,888	25.1

	147,373	36.6	136,088	34.4	409,577	35.8	380,336	34.8

Earnings from operations	24,749	6.1	36,580	9.3	92,979	8.2	95,793	8.8
Interest income, net	354	0.1	1,710	0.4	2,295	0.2	3,843	0.3
Other, net	(828)	(0.2)	298	0.1	(81)	—	129	—

Earnings before income taxes	24,275	6.0	38,588	9.8	95,193	8.4	99,765	9.1
Income taxes (benefit)	(3,639)	(0.9)	13,844	3.5	20,175	1.9	36,173	3.3
Minority interest in loss of consolidated subsidiary	(375)	(0.1)	—	—	(756)	(0.1)	—	—

Net earnings	$28,289	7.0%	$24,744	6.3%	$75,774	6.6%	$63,592	5.8%

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
Net sales
     Net sales for the three months ended September 30, 2008 were $403.2 million, an increase of $8.2 million, or 2.1%, over net sales of $395.0 million for the three months ended September 30, 2007. The increase in net sales was primarily due to increased international wholesale sales partially offset by lower domestic wholesale sales. Net sales also increased within the domestic retail segment due to an increased store base, which more than offset the effect of negative comparable store sales.
     Our domestic wholesale net sales decreased $11.8 million to $225.7 million for the three months ended September 30, 2008, from $237.5 million for the three months ended September 30, 2007. The decrease in our domestic wholesale segment was broad-based and across key divisions primarily due to the weak U.S. retail environment. The average selling price per pair within the domestic wholesale segment decreased to $20.51 per pair for the three months ended September 30, 2008 from $20.86 per pair in the same period last year. The decrease in the domestic wholesale segment’s net sales came on a 3.4% unit sales volume decrease to 11.0 million pairs from 11.4 million pairs for the same period in 2007.
     Our international wholesale segment net sales increased $18.4 million, or 24.5%, to $93.4 million for the three months ended September 30, 2008, compared to $75.0 million for the three months ended September 30, 2007. Our international wholesale sales consist of direct subsidiary sales – those sales we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers or operate their own retail stores in various international regions where we do not sell direct. This includes sales made by Skechers China, our consolidated joint venture in China, which we control but which our partner owns a significant minority interest. Direct subsidiary sales increased $12.8 million, or 25.8%, to $62.5 million for the three months ended September 30, 2008 compared to net sales of $49.7 million for the three months ended September 30, 2007. The increase in direct subsidiary sales was primarily due to increased sales into Germany and Brazil. Our distributor sales increased $5.5 million to $30.8 million, or 22.0%, for the three months ended September 30, 2008, compared to sales of $25.3 million for the three months ended September 30, 2007. This was primarily due to increased sales to our distributors in Russia, Chile and Panama.
     Our retail segment net sales increased $1.0 million to $79.3 million for the three months ended September 30, 2008, a 1.3% increase over sales of $78.3 million for the three months ended September 30, 2007. The increase in retail sales was due to a net increase of 37 stores partially offset by negative comparable store sales. Our domestic retail sales increased 1.3% for the three months ended September 30, 2008 compared to the same period in 2007 due to a net increase of 35 stores partially offset by negative comparable store sales. Our international retail sales increased 1.7% for the three months ended September 30, 2008 compared to the same period in 2007 due to a net increase of two stores and positive comparable store sales in local currency partially offset by foreign currency translation losses. For the three months ended September 30, 2008, we realized negative comparable store sales in our domestic and international stores of 7.9% and 6.9%, respectively. In local currency, we realized positive comparable store sales in our international stores of 6.2%; however, this was more than offset by foreign currency translation losses. During the three months ended September 30, 2008, we opened eight new domestic stores. Of our new store additions, three were concept stores and five were outlet stores.
     Our e-commerce sales increased $0.6 million to $4.8 million for the three months ended September 30, 2008, a 13.7% increase over sales of $4.2 million for the three months ended September 30, 2007. Our e-commerce sales made up 1% of our consolidated net sales for the three months ended September 30, 2008 and 2007.
Gross profit
     Gross profit for the three months ended September 30, 2008 decreased $0.2 million to $171.5 million as compared to $171.7 million for the three months ended September 30, 2007. Gross profit as a percentage of net sales, or gross margin, decreased to 42.5% for the three months ended September 30, 2008 from 43.5% for the same period in the prior year. The gross margin decrease was primarily due to lower gross margins in our domestic wholesale segment, which is discussed below. Gross profit for our domestic wholesale segment decreased $9.4 million, or 10.2%, to $82.4 million for the three months ended September 30, 2008 compared to $91.8 million for the three months ended September 30, 2007. Gross margins for the domestic wholesale segment decreased to 36.5% for the three months ended September 30, 2008 from 38.6% for the three months ended September 30, 2007. The decrease was due to increased product costs, lower average selling price per pair, and increased closeouts.
     Gross profit for our international wholesale segment increased $9.4 million, or 31.4%, to $39.2 million for the three months ended September 30, 2008 compared to $29.8 million for the three months ended September 30, 2007. Gross margins were 42.0% for the three months ended September 30, 2008 compared to 39.8% for the three months ended September 30, 2007. International wholesale sales through our foreign subsidiaries achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 47.8% for the three months ended September 30, 2008 as compared to 45.9% for the three months ended September 30, 2007. Gross margins for our distributor sales were 30.1% for the three months ended September 30, 2008 as compared to 27.6% for the three months ended September 30, 2007. The increase in gross margins for the international wholesale segment was due to increased sales through our foreign subsidiaries.
     Gross profit for our retail segment decreased $0.2 million, or 0.4%, to $47.9 million for the three months ended September 30, 2008 as compared to $48.1 million for the three months ended September 30, 2007. This decrease in gross profit was due to negative comparable store sales of 7.9% and 6.9% in our domestic and international stores, respectively. Gross margins decreased to 60.4% for the three months ended September 30, 2008 as compared to 61.4% for the three months ended September 30, 2007. The decrease in gross margins was due to negative comparable store sales and negative currency translation.
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
Selling expenses
     Selling expenses increased by $3.2 million, or 8.6%, to $40.9 million for the three months ended September 30, 2008 from $37.7 million for the three months ended September 30, 2007. As a percentage of net sales, selling expenses were 10.2% and 9.5% for the three months ended September 30, 2008 and 2007, respectively. The increase in selling expenses was primarily due to increased television and print advertising of $3.2 million.
     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, and advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $8.0 million, or 8.2%, to $106.4 million for the three months ended September 30, 2008 from $98.4 million for the three months ended September 30, 2007. As a percentage of sales, general and administrative expenses were 26.4% and 24.9% for the three months ended September 30, 2008 and 2007, respectively. The increase in general and administrative expenses was primarily due to higher rent expense of $2.7 million due to an additional 35 domestic stores from the same period a year ago, increased bad debt expense of $1.8 million due to the slowing of our customers’ businesses and increased warehouse and distribution costs of $1.5 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $30.4 million and $27.7 million for the three months ended September 30, 2008 and 2007, respectively. The $2.7 million increase was due in part to an additional building at our domestic distribution facility in Ontario and its functional integration with the existing domestic distribution facility.
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
Interest income
     Interest income for the three months ended September 30, 2008 decreased $0.9 million to $1.6 million compared to $2.5 million for the same period in 2007. The decrease in interest income resulted from lower interest rates earned during the three months ended September 30, 2008 when compared to the same period in 2007, and primarily as a result of shifting investments to those backed by the U.S. Government.
Interest expense
     Interest expense was $1.3 million for the three months ended September 30, 2008 compared to $0.8 million for the same period in 2007. Interest expense was incurred on mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and on amounts owed to our foreign manufacturers. The increase in interest expense was primarily due to increased interest on purchases from our manufacturers.
Income taxes
     The effective tax rate for the three months ended September 30, 2008 was (15.0%) as compared to 35.9% for the three months ended September 30, 2007. Income tax benefit for the three months ended September 30, 2008 was

$3.6 million compared to $13.8 million expense for the same period in 2007. Included in the above effective tax rate and income tax expense amount for the three-month period ended September 30, 2008 is the recognition of $5.5 million of previously unrecognized tax benefits recorded in prior years, as well as the recognition of $4.6 million of previously unrecognized tax benefits recorded during the first half of 2008. These tax benefits are primarily related to changes in estimates resulting from entering into an APA with the IRS. Excluding the impact of these discrete items, our effective tax rate would have been 27% for the three-month period ended September 30, 2008.
     Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the three months ended September 30, 2008 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Minority interest in net loss of consolidated subsidiary
     Minority interest of $0.4 million for the three months ended September 30, 2008 represents the share of net loss that is attributable to the equity that we do not own of Skechers China, our joint venture which was formed in October 2007.
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
Net sales
     Net sales for the nine months ended September 30, 2008 were $1.142 billion, an increase of $50.5 million, or 4.6%, over net sales of $1.092 billion for the nine months ended September 30, 2007. The increase in net sales was primarily due to increased international wholesale sales and growth within the domestic retail segment from an increased store base, as well as positive international comparable store sales partially offset by lower domestic wholesale sales.
     Our domestic wholesale net sales decreased $22.5 million to $647.9 million for the nine months ended September 30, 2008, from $670.4 million for the nine months ended September 30, 2007. The decrease in our domestic wholesale segment was broad-based and across key divisions primarily due to the weak U.S. retail environment. The average selling price per pair within the domestic wholesale segment decreased to $19.10 per pair for the nine months ended September 30, 2008 from $19.23 per pair in the same period last year. The decrease in domestic wholesale segment net sales came on a 2.7% unit sales volume decrease to 33.9 million pairs from 34.9 million pairs for the same period in 2007.
     Our international wholesale segment net sales increased $64.0 million, or 31.0%, to $270.3 million for the nine months ended September 30, 2008, compared to $206.3 million for the nine months ended September 30, 2007. Direct subsidiary sales increased $59.3 million, or 48.3%, to $181.8 million for the nine months ended September 30, 2008 compared to net sales of $122.5 million for the nine months ended September 30, 2007. The increase in direct subsidiary sales was primarily due to increased sales into Germany, United Kingdom, Benelux, and Spain. Our distributor sales increased $4.8 million to $88.6 million, or 5.8%, for the nine months ended September 30, 2008, compared to sales of $83.8 million for the nine months ended September 30, 2007. This was primarily due to increased sales to our distributors in Dubai and Chile.
     Our retail segment net sales increased $7.3 million to $211.0 million for the nine months ended September 30, 2008, a 3.6% increase over sales of $203.7 million for the nine months ended September 30, 2007. The increase in retail sales was due to a net increase of 37 stores and positive international comparable store sales partially offset by negative domestic comparable store sales. Our domestic retail sales increased 2.8% for the nine months ended September 30, 2008 compared to the same period in 2007 due to a net increase of 35 stores partially offset by negative comparable store sales. Our international retail sales increased 12.0% for the nine months ended

September 30, 2008, compared to the same period in 2007 due to a net increase of two stores and positive comparable store sales. For the nine months ended September 30, 2008, we realized positive comparable store sales in our international stores of 2.6%, while we realized negative comparable store sales of 8.0% in our domestic stores. During the nine months ended September 30, 2008, we opened 24 new domestic stores, one international store and closed two domestic stores. Of our new store additions, 16 were concept stores, eight were outlet stores and one was a warehouse store.
     Our e-commerce sales increased $1.7 million to $13.4 million for the nine months ended September 30, 2008, a 14.7% increase over sales of $11.7 million for the nine months ended September 30, 2007. Our e-commerce sales made up 1% of our consolidated net sales for the nine months ended September 30, 2008 and 2007, respectively.
Gross profit
     Gross profit for the nine months ended September 30, 2008 increased $28.2 million to $500.9 million as compared to $472.7 million for the nine months ended September 30, 2007. Gross margin increased to 43.8% for the nine months ended September 30, 2008 from 43.3% for the same period in the prior year. The gross margin increase was largely the result of a higher proportion of our revenues coming from our international wholesale segment through foreign subsidiaries, which achieved higher gross margins than our domestic wholesale segment and sales through our foreign distributors. Gross profit for our domestic wholesale segment decreased $15.8 million, or 6.0%, to $246.4 million for the nine months ended September 30, 2008 compared to $262.2 million for the nine months ended September 30, 2007. Gross margins for our domestic wholesale segment decreased to 38.0% for the nine months ended September 30, 2008 from 39.1% for the same period in the prior year. The decrease was due to increased product costs, increased closeouts, and lower average selling price per pair.
     Gross profit for our international wholesale segment increased $40.7 million, or 51.7%, to $119.4 million for the nine months ended September 30, 2008 compared to $78.7 million for the nine months ended September 30, 2007. Gross margins were 44.2% for the nine months ended September 30, 2008 compared to 38.2% for the nine months ended September 30, 2007. Gross margins for our direct subsidiary sales were 51.2% for the nine months ended September 30, 2008 as compared to 45.2% for the nine months ended September 30, 2007. Gross margins for our distributor sales were 29.7% for the nine months ended September 30, 2008 as compared to 27.8% for the nine months ended September 30, 2007. The increase in gross margins for the international wholesale segment was due to increased sales through our foreign subsidiaries.
     Gross profit for our retail segment increased $2.8 million, or 2.2%, to $128.7 million for the nine months ended September 30, 2008 as compared to $125.9 million for the nine months ended September 30, 2007. This increase in gross profit was due to a net increase of 37 stores. During the nine months ended September 30, 2008, we opened 24 new domestic stores, one international concept store and closed two domestic concept stores. Gross margins decreased to 61.0% for the nine months ended September 30, 2008 as compared to 61.8% for the nine months ended September 30, 2007. The decrease in gross margins was due to negative comparable store sales in our domestic stores and negative currency translation.
Selling expenses
     Selling expenses decreased by $0.5 million, or 0.4%, to $105.0 million for the nine months ended September 30, 2008 from $105.5 million for the nine months ended September 30, 2007. As a percentage of net sales, selling expenses were 9.2% and 9.7% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in selling expenses was due to higher promotional costs in the prior year.
General and administrative expenses
     General and administrative expenses increased by $29.6 million, or 10.8%, to $304.5 million for the nine months ended September 30, 2008 from $274.9 million for the nine months ended September 30, 2007. As a percentage of sales, general and administrative expenses were 26.7% and 25.1% for the nine months ended September 30, 2008 and 2007, respectively. The increase in general and administrative expenses was primarily due to higher rent expense of $7.2 million due to an additional 35 domestic stores from the same period a year ago, increased warehouse and distribution costs of $4.9 million, increased salaries and wages of $3.9 million and increased bad debt expense of $2.0 million due to the slowing of our customers’ businesses. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $88.8 million and $76.2 million for the nine months ended September 30, 2008 and 2007, respectively. The $12.6 million increase was due in part to an additional building at our domestic distribution facility in Ontario and its functional integration with the existing domestic distribution facility.
Interest income
     Interest income for the nine months ended September 30, 2008 decreased $1.5 million to $5.9 million compared to $7.4 million for the same period in 2007. The decrease in interest income resulted from lower interest rates during the nine months ended September 30, 2008 when compared to the same period in 2007.
Interest expense
     Interest expense was $3.6 million for both the nine months ended September 30, 2008 and 2007. Interest expense was incurred on our convertible notes through February 20, 2007, mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and interest on amounts owed to our foreign manufacturers.
Income taxes
     The effective tax rate for the nine months ended September 30, 2008 was 21.2% as compared to 36.3% for the nine months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was $20.2 million compared to $36.2 million for the same period in 2007. Included in the above effective tax rate and income tax expense amount for the nine-month period ended September 30, 2008 is the recognition of $5.5 million of previously unrecognized tax benefits recorded in prior years, as well as the recognition of $4.6 million of previously unrecognized tax benefits recorded during the first half of 2008. These tax benefits are primarily related to changes in estimates resulting from entering into an APA with the IRS. Excluding the impact of these discrete items, our effective tax rate would have been 27% for the nine-month period ended September 30, 2008.
     Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the nine months ended September 30, 2008 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Minority interest in net loss of consolidated subsidiary
     Minority interest of $0.8 million for the nine months ended September 30, 2008 represents the share of net loss that is attributable to the equity that we do not own of Skechers China, our joint venture which was formed in October 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at September 30, 2008 was $456.6 million, a decrease of $67.3 million from working capital of $523.9 million at December 31, 2007. The decrease was primarily due to the reclassification of $88.5 million of our investments in auction rate securities to long-term assets. Our cash and cash equivalents at September 30, 2008 were $151.0 million compared to $199.5 million at December 31, 2007. The decrease in cash and cash equivalents of $48.5 million was primarily the result of increased receivables of $55.2 million, increased inventory balance of $46.8 million, and $47.8 million of capital expenditures which were partially offset by our net earnings of $75.8 million.

     As a result of the recent liquidity issues experienced in the global credit and capital markets, periodic auctions for our auction rate securities have failed since mid-February 2008. A failed auction is not necessarily an indication of an increased credit risk or a reduction in the underlying collateral; however, we will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or other events will occur to provide liquidity. As a result our ability to liquidate our investments in the near term may be limited or may not exist and thus our auction rate securities are classified as long-term investments as of September 30, 2008. In connection with this classification, we recorded a $7.4 million unrealized loss on these securities based on what we believe is a temporary decline in value. During the nine months ended September 30, 2008, issuers refinanced $13.8 million of our preferred stock investments at par.
     We determined that there were no observable market transactions for which to determine the fair value of these securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. Consequently, we estimated the fair value of our holdings of these securities based on calculated discount based on internal assumptions and limited market data as well as ongoing plans announced by certain issuers to partially redeem or attempt to restore liquidity to these securities and whether any of these efforts will be successful. The Company calculated a discount of $7.4 million of which $3.8 million, or approximately 4.9% of the par value related to auction rate preferred stocks and $3.6 million, or approximately 19.0% of the par value related to the auction rate DRD preferred securities. Our valuation is highly subjective and could change significantly based on the various assumptions used.
     The auction rate securities held by our company were purchased from Wachovia Securities. During the quarter ended September 30, 2008, Wachovia Securities announced that it had agreed to a settlement with state and federal regulators whereby it would repurchase all of the auction rate securities it had sold to clients prior to the collapse of the auction rate market in February 2008. We believe that all of our auction rate securities are subject to this settlement and, as a result, expect to receive an offer to repurchase these securities between June 10, 2009 and June 30, 2009. Until such time as (a) the formal offer is received and Wachovia repurchases these securities, (b) they are redeemed by the issuer(s), or (c) they can be sold at par value, we intend to consider these securities as available for sale securities and classify them as long-term assets. In the meantime, the issuers of these securities continue to make interest payments at the maximum rate. We believe our operating cash flows, existing cash balances and credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.
     For the nine months ended September 30, 2008, net cash used by operating activities was $14.6 million compared to cash provided by operating activities of $20.6 million for the nine months ended September 30, 2007. The decrease in our operating cash flows for the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007, was the result of an increase in inventory levels and larger increase in accounts receivable due to higher sales, partially offset by an increase in payables.
     Net cash used in investing activities was $39.2 million for the nine months ended September 30, 2008 as compared to $69.3 million for the nine months ended September 30, 2007. Capital expenditures for the nine months ended September 30, 2008 were approximately $47.8 million, which primarily consisted of 25 new store openings and several store remodels, corporate real property purchase, and warehouse equipment upgrades. This was compared to capital expenditures of $26.2 million for the nine months ended September 30, 2007, which primarily consisted of construction of a new corporate facility and new store openings and remodels. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be between $75.0 million and $85.0 million, approximately $5.0 million of which we expect to incur in the remainder of 2008 and the balance during fiscal 2009. We currently anticipate that our capital expenditure requirements will be funded through our operating cash flows, current cash and short-term investments on hand, or available lines of credit.
     Net cash provided by financing activities was $6.1 million during the nine months ended September 30, 2008 compared to net cash provided by financing activities of $6.7 million during the nine months ended September 30, 2007. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the nine months ended September 30, 2008 as compared to the prior year, which was partially offset by a capital contribution by the minority partner to our joint venture.
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
     We have outstanding debt of $16.6 million that relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the property.
     We have a secured line of credit, expiring on May 31, 2011, which permits our company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. We were in compliance with all covenants of the loan agreement at September 30, 2008. We had $4.1 million of outstanding letters of credit as September 30, 2008.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand, investments and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through September 30, 2009. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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
QUARTERLY RESULTS AND SEASONALITY
     While sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings recently have somewhat mitigated the effect of this seasonality and, consequently, our sales are not necessarily as subjected to seasonal trends as that of our past or of our competitors in the footwear industry.
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
     We do not hold any derivative securities that require fair value presentation per SFAS 133.
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.
     Interest rate fluctuations. At September 30, 2008, no amounts were outstanding that were subject to changes in interest rates; however, the interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances.

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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Japan, China, Thailand and Malaysia. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the nine months ended September 30, 2008 and 2007, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $7.7 million and gain of $2.3 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2008 would have reduced the values of our net investments by approximately $2.7 million.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See note 9 to the financial statements on page eleven of this quarterly report for a discussion of legal proceedings as required under applicable SEC rules and regulations.
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
     During the nine months ended September 30, 2008 and September 30, 2007, our net sales to our five largest customers accounted for approximately 24.2% and 25.6% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three and nine months ended September 30, 2008 and 2007, respectively. One customer accounted for 9.5% and 9.8% of our outstanding accounts receivable balance at September 30, 2008 and 2007, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We rely on independent contract manufacturers and, as a result, are exposed to potential disruptions in product supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2008 and September 30, 2007, the top five manufacturers of our manufactured products produced approximately 65.3% and 65.8% of our total purchases, respectively. One manufacturer accounted for 31.6% of total purchases for the nine months ended September 30, 2008 and the same manufacturer accounted for 29.0% of total purchases for the same period in 2007. A second manufacturer accounted for 11.7% of our total purchases during the nine months ended September 30, 2008 and the same manufacturer accounted for 11.3% of total purchases for the same period in 2007. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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
     As of September 30, 2008, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.4% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2008, Mr. Greenberg beneficially owned approximately 62.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 79.3% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
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

Date: November 7, 2008	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)