Form 10-K
period 2008-12-31
SKECHERS USA INC
filed 2009-03-02
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $657 million based upon the closing price of $19.76 of the Class A Common Stock on the New York Stock Exchange on such date.
The number of shares of Class A Common Stock outstanding as of February 15, 2009: 33,412,409.
The number of shares of Class B Common Stock outstanding as of February 15, 2009: 12,782,385.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2009 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

i

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
     This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2009 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements.
     Factors that might cause or contribute to such differences include: international, national and local general economic, political and market conditions including the recent global economic slowdown and financial crisis; the ability to sustain, manage and forecast our costs and proper inventory levels; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments due to the credit crisis in the global financial markets or other difficulties in their businesses; the failure of financial institutions to fulfill their commitments under our secured line of credit; changes in fashion trends and consumer demands; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for the products and the various market factors described above; new standards regarding lead content in children’s products including footwear under the Consumer Product Safety Improvement Act of 2008; the ability to maintain brand image; intense competition among sellers of footwear for consumers; further changes to the global economic slowdown that could affect our ability to open retail stores in new markets and/or the sales performance of existing stores; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; potential imposition of additional duties, tariffs or other trade restrictions; violation of labor or other laws by independent contract manufacturers, suppliers or licensees; popularity of particular designs and categories of products; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the disruption, expense and potential liability associated with existing or unanticipated future litigation; the ability to secure and protect trademarks, patents and other intellectual property; business disruptions resulting from natural disasters such as an earthquake due to the location of domestic warehouse, headquarters and a substantial number of retail stores in California; and other factors referenced or incorporated by reference in this report and other reports that we filed with the United States Securities and Exchange Commission (the “SEC”).
     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results. Moreover, reported results should not be considered an indication of future performance. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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
GENERAL
     We design and market Skechers-branded contemporary footwear for men, women and children under several unique lines. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer several uniquely branded designer, fashion and street-focused footwear lines for men, women and children. These lines are branded and marketed separately from Skechers and appeal to specific audiences. Our brands are sold through department stores, specialty stores, athletic retailers, and boutiques as well as catalog and Internet retailers. Along with wholesale distribution, our footwear is available at our e-commerce website and our own retail stores. We operate 84 concept stores, 83 factory outlet stores and 37 warehouse outlet stores in the United States, and 16 concept stores and three factory outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.
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
     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted our brands through comprehensive marketing campaigns for men, women and children. During 2008, our Skechers brand was supported by print, television and outdoor campaigns for men and women; animated kids’ television campaigns featuring our own action heroes and characters; print and outdoor campaigns featuring our endorsee and American Idol winner David Cook; and family-focused celebrity ads that included singer Brandy and reality stars Trista and Ryan Sutter. Our Marc Ecko and Zoo York footwear lines are also supported by print and television ads developed by Marc Ecko. The Red by Marc Ecko women’s line featured High School Musical stars Ashley Tisdale and Vanessa Hudgens in print and television campaigns through 2008, while the Zoo York campaign featured skateboarders Donny Barley and Kevin Shetler. Actress Eva Longoria appeared in the Bebe Sport footwear campaign in 2008.
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
SKECHERS LINES
     Skechers USA. Our Skechers USA category for men and women includes: (i) Casuals, (ii) Dress Casuals, (iii) Relaxed Fit (for men only), (iv) Seriously Lightweight (for men only) (v) Sandals and (vi) Casual Fusion. This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.
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

•	The Dress Casuals category for men is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but may utilize traditional or lugged outsoles as well as value-oriented materials. The Dress Casual line for women is comprised of trend-influenced stylized boots and shoes, which may include leather uppers, shearling or faux fur lining or trim.

•	Skechers Relaxed Fit is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. A category with unique features, we market and package the Skechers Relaxed Fit styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

•	Our Seriously Lightweight styles for men primarily consist of designs similar to our casual looks, but feature ultra lightweight outsoles, making them ideal travel and work shoes. A category with unique features, we market and package the Skechers Seriously Lightweight styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

•	Our Sandals collection for men and women is designed with many of our existing and proven outsoles for our Casuals, Dress Casuals and Casual Fusion lines, stylized with basic or core uppers as well as fresh looks. These styles are generally made with quality leather uppers, but may also be in canvas or fabric.

•	Our Casual Fusion line is comprised of low-profile, sport-influenced Euro casuals targeted to trend-conscious young men and women. The outsoles are primarily rubber and adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh.
     Skechers Sport. Our Skechers Sport footwear for men and women includes: (i) Joggers, Trail Runners, Sport Hikers, Terrainers, (ii) Performance (for men only), (iii) Skechers D’Lites (for women only), and (iv) Sport Sandals. Our Skechers Sport category is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Skechers Sport is typically sold through specialty shoe stores, department stores and athletic footwear retailers.
•	Our Jogger, Trail Runner, Sport Hiker and cross trainer-inspired Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, phylon and other synthetic outsoles, as well as leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with contrasting pop colors such as lime green, orange and red in addition to traditional athletic white.

•	The Performance category is comprised of multi-purpose running shoes that are marketed as men’s lifestyle athletic footwear. Some styles include 3M reflective accents, breathable upper construction, quality leathers, abrasion-resistant toe and heel cap, removable moisture wicking molded ethyl vinyl acetate (“EVA”) sock liner, outsole forefoot flex grooves for improved flexibility, non-marking rubber lugs with impact dispersment technology (“IDT”), aggressive all terrain traction lugs, external torsion stabilizer and tuned dual-density molded EVA midsole with pronation control.

•	Skechers D’Lites are ultra lightweight women’s sneakers that feature sturdy, sculpted midsoles for all-day comfort, durable rubber treads for improved traction and a sole design that provides superior flexibility and cushioning. The uppers are designed in leather, suede, nubuck and mesh. A category with unique features, we market and package Skechers D’Lites in a shoe box that is distinct from that of other categories in the Skechers Sport line of footwear.

•	Our Sport Sandals are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.
     Skechers Active. A natural companion to Skechers Sport, Skechers Active has grown from a casual everyday line into a complete line of fusion and sport fusion sneakers for females of all ages. Marked by low-profile outsoles, the Active line is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures – traditional laces, zig-zag and cross straps, among others. The line also now includes Mary Janes, sandals and open back styles. Active sneakers are typically retailed through specialty casual shoe stores and department stores.

     Skechers Cali. Our Skechers Cali is a line of sneakers, skimmers, wedges and sandals for young women designed to typify the California lifestyle. The uppers are primarily in canvas, fabrics and leather with unique prints, some with patch details. The sandals range from dress casual looks to casual to beach thongs. Skechers Cali is sold through specialty casual shoe stores and department stores.
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
     Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants, toddlers, boys and girls boots, shoes and sneakers; (ii) S-Lights and Hot Lights by Skechers; (iii) Skechers Cali for Girls, which is trend-inspired boots, shoes, sandals and dress sneakers; (iv) Airators by Skechers; (v) Skechers Super Z-Strap; (vi) Skechers Bungees; (vii) HyDee HyTop from Skechers; and (viii) Babiez by Skechers. Skechers Kids and Skechers Cali for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger set the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box. Skechers Kids shoes are available at department stores and specialty and athletic retailers.
•	The Skechers Kids line includes embellishments or adornments such as fresh colors and fabrics from our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles and for infants with soft, leather-sole crib shoes.

•	S-Lights and Hot Lights by Skechers are lighted sneakers and sandals for boys and girls. The S-Lights combine patterns of lights on the outsoles and sides of the shoes while Hot Lights feature lights on the front of the toe to simulate headlights as well as on other areas of the shoes. We market and package each of these lines in unique shoe boxes that are distinct from that of other categories in the Skechers Kids line of footwear.

•	Skechers Cali for Girls is a line of sneakers, skimmers and sandals for young women designed to typify the California lifestyle. The sneakers are designed primarily with canvas uppers in unique prints, some with patch details, on vulcanized outsoles. The skimmers and flats are designed with many of the same upper materials and outsoles as the sneakers.

•	Airators by Skechers is a line of boys sneakers with a foot-cooling system designed to pump air from the heel through to the toes. The line is marketed with the character Kewl Breeze.

•	Skechers Super Z-Strap is a line of athletic styled sneakers with a unique “z” shaped closure system for easy closure. The line is marketed with the character Z-Strap.

•	Skechers Bungees is a line of girls’ sneakers with bungee closures. The line is marketed with the character Elastika.

•	HyDee HyTop from Skechers is a line of colorful high-top sneakers for young girls. The line is marketed with the character HyDee HyTop.

•	Babiez by Skechers is a line of crib shoes for infants. The uppers and outsoles are designed in leather and are extremely flexible for newborn feet.
FASHION AND STREET BRANDS
The Fashion and Street Division and its brands are marketed and packaged separately from Skechers.
     Unltd. by Marc Ecko and Red by Marc Ecko. Unltd. by Marc Ecko is a line of men’s street-inspired traditional sneakers, fusion sneakers and urban-focused casuals. Red by Marc Ecko is a line of women’s classic and fashion-forward fusion sneakers, sandals and Mary Janes for young women. Targeted to the street-savvy 18 to 34 year-old consumer, the footwear reflects Ecko Unltd.’s men’s apparel and the Ecko Red women’s apparel, and effectively utilizes the globally recognized Rhino logo on the majority of sneakers and casuals. The men’s and women’s footwear collections are designed in leather, canvas, mesh, as well as other materials. Unltd. by Marc Ecko for boys and Rhino Red for girls sneaker lines primarily consist of takedowns from the adult Marc Ecko footwear lines with additional or different colorways geared toward children and that reflect the boys’ and girls’ Ecko Unltd. and Ecko Red clothing. The licensed brands are sold through select department stores and specialty retailers.
     Zoo York. Zoo York footwear is a line of action sports and lifestyle footwear for men, women and boys. The Zoo York footwear follows the color palette and trends of Zoo York apparel and targets skateboarders and those that embrace skate fashion. The licensed brand is available in skate and specialty shops as well as select athletic and department stores.
     310 Premium Footwear. The 310 Premium Footwear collection for men utilizes top-quality leathers, a fashion-forward approach to design and comfort, and materials that are derived from 310 Motoring’s customized cars, including wood burl and carbon fiber. The line consists of high-design boots, shoes, and stylized athletics. 310 Premium Footwear is available in select department stores, specialty retailers and urban independents.
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
     Bebe Sport. Skechers acquired the footwear license for Bebe Sport footwear in 2008. Embracing the style and design of the Bebe Sport apparel, the sneaker and sandal line features such details as rhinestones, satin laces, and patent leather. The footwear is designed for women 18 to 34. The licensed brand is available at department stores and specialty boutiques.
     Punkrose and Public Royalty. Skechers acquired the junior brands Punkrose and Public Royalty in 2008. Punkrose for women and Public Royalty for men are cutting-edge street ready footwear. Inspired by music, art, fashion, and action sports, the Public Royalty collection consists of high-top and low-top sneakers, slip-ons and boots. Punkrose styles include sneakers, high-tops, skimmers, boots and sandals. Vibrant color combos and get-noticed prints are a trademark of this brand. Both brands are available at department stores, sneaker shops and specialty boutiques.
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
     When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least four different manufacturers. During 2008, four of our contract manufacturers accounted for approximately 58.2% of total purchases. One manufacturer accounted for 30.6%, and one other accounted for over 10.0% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services.
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

     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through an approximately 200-person staff working from our offices in China. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, and that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.
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
ADVERTISING AND MARKETING
     With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. The focus of our marketing plan is print and television advertising, which is supported by outdoor, trend-influenced marketing, public relations, promotions and in-store support. In addition, we utilize celebrity endorsers in our advertisements. We also believe our websites and trade shows are effective marketing tools to both consumers and corporate accounts. We have historically budgeted advertising as a percentage of projected net sales.
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
     To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe would reach new markets. In 2008, we signed American Idol winner David Cook to appear in Skechers marketing campaigns through 2009. In past years, we had similar endorsement agreements for Skechers with singers Ashlee Simpson, Carrie Underwood, Christina Aguilera and Britney Spears, professional basketball player and actor Rick Fox, and actors Robert Downey, Jr., Matt Dillon and Rob Lowe. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.
     In addition to advertising our Skechers branded lines through men’s, women’s and children’s ads, we also support Mark Nason, 310 Premium Footwear, Marc Ecko, Zoo York, Punkrose and Bebe Sport lines through individual unique print and/or television advertisements – some of which may include celebrity endorsees. For Mark Nason, we have focused on key-selling styles in product-driven ads that captured the brand’s essence. For the Marc Ecko footwear brands, Marc Ecko’s design team has created relevant targeted print and television commercials for men and women. These include a multi-media men’s campaign featuring our graffiti painted shoe as well commercials for Unltd. by Marc Ecko for boys. During 2008, High School Musical stars Ashley Tisdale and Vanessa Hudgens were the faces of Red by Marc Ecko, appearing in print, outdoor and television advertisements. Vanessa Hudgens will continue through 2009. For Punkrose, the approach has been lifestyle advertisements that embrace the feeling of the footwear. During 2008, Bebe Sport was supported by actress Eva Longoria who appeared in the print advertisements.
     With a targeted approach, our print ads appear regularly in popular fashion and lifestyle consumer publications, such as GQ, Cosmopolitan, Elle, Lucky, In Style, Seventeen, Maxim, Men’s Fitness, and Complex, as well as in weekly publications such as People,

Us Weekly, Star, Sports Illustrated and InTouch, among others. Our advertisements also appear in international magazines around the world.
     Our television commercials are produced both in-house and through producers that we have utilized in the past and who are familiar with our brands. In 2008, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes. We have found these to be a cost-effective way to advertise during key national and cable programming in high selling seasons. In 2008, for the first time, we translated our commercials into multiple languages and aired the spots in Brazil, Canada, United Kingdom, France, the Benelux Region, Germany, Spain, Italy, Austria and Switzerland.
     Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, we continued our multi-level outdoor campaign that included kiosks in key malls across the United States and billboards, transportation systems and telephone kiosks in North America and Europe. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression for our brands.
     Trend-Influenced Marketing/Public Relations. Our public relations objectives are to secure product placement in key fashion magazines, place our footwear on the feet of trend-setting celebrities, and gain positive and accurate press on our company. Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. Our footwear and our company have been prominently displayed and referenced on news and magazine shows including  Oprah, Extra,  Laura Ingraham on Fox News and E!; and on television programs, including  Burn Notice, The Hills, The Bachelorette, and  America’s Next Top Model, among others. We have also amassed an array of prominent product placements in magazines including Lucky, Seventeen, OK!, US Weekly, Mens Fitness, Slam, Dime and Footwear News. In addition, our brands have been associated with cutting edge events and select celebrities, and our product has been seen worn by trend-setters like Denis Leary, Vin Diesel, Forest Whitaker and Vanessa Hudgens.
     Promotions. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers’ retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. Our imaginative promotions are consistent with Skechers’ imaging and lifestyle.
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
     Trade Shows. To better showcase our diverse products to footwear buyers in the United States and Europe and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at WSA’s The Shoe Show, FFANY, ASR and MAGIC in the United States; GDS, MICAM, Bread & Butter, MODA, Mess Around and Who’s Next in Europe; and Couromoda in Brazil. Our dynamic, state-of-the-art trade show exhibits are developed by our in-house architect to showcase our latest product offerings in a lifestyle setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level.
     Internet. We also promote our brands through our e-commerce websites www.skechers.com and www.soholab.com. We have also established a unique Internet website for Mark Nason (www.marknason.com) designed to serve primarily as a marketing tool. These websites currently enable us to present information on our products, provide a brand experience and store locations to consumers, and allow consumers the ability to directly order products on the Internet. These sites also provide us a mechanism for customer feedback as well as allowing us to receive and respond directly to consumer feedback. Our websites are intended to enhance the Skechers and fashion brands, and to increase sales through all our retail channels. Our websites also allow us to leverage our brand awareness at a lower cost than traditional distribution channels.

PRODUCT DISTRIBUTION CHANNELS
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale customers in more than 100 countries and territories via our global network of distributors and our subsidiaries in Asia, Europe, Canada and Brazil. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. Fifteen distributors have opened 94 distributor-owned Skechers retail stores in 25 countries as of December 31, 2008.
     Domestic Wholesale. We distribute our footwear through the following domestic wholesale distribution channels: department stores, specialty stores, athletic shoe stores and independent retailers, as well as catalog and Internet retailers. While department stores and specialty retailers are the largest distribution channels, we believe that we appeal to a variety of wholesale customers, many of whom may operate stores within the same retail location due to our distinct product lines, variety of styles and the price criteria of their specific customers. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing retail locations and new locations of each customer.
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
     International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our subsidiaries in Canada, France, Germany, Spain, Portugal, Italy, Switzerland, Austria, Malaysia, Thailand, the Benelux Region, the United Kingdom and Brazil; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Latin America, South America, Africa, the Middle East and Australia, among other regions; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.
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
     Skechers-owned retail stores in Europe include eight concept stores and two factory outlet stores located in six countries, including the key locations of Oxford Street in London, Alstadt District in Düsseldorf and Kalverstraat Street in Amsterdam.
     To accommodate our European subsidiaries’ operations, we operate an approximately 240,000 square foot distribution center in Liege, Belgium. This distribution center is currently used to store and deliver product to our subsidiaries and retail stores throughout Europe. During 2008, we entered into a lease to add an additional 250,000 square foot distribution facility adjacent to our existing facility which we expect to occupy in 2009.
     Canada
     Merchandising and marketing of our product in Canada is managed by our wholly-owned subsidiary, Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Ontario, California. We have two concept stores, Toronto’s Eaton Centre and West Edmonton Mall, and one factory outlet store in Toronto.
     Malaysia, Singapore and Thailand
     Merchandising and marketing of our product in Malaysia and Thailand is managed by two of our subsidiaries, Skechers Malaysia Sdn. Bhd. and Skechers (Thailand) Limited with their respective offices in Kuala Lumpur and Bangkok. Product sold in these countries is primarily sourced from a third party distribution center in Selangor, Malaysia. We have six concept stores in Malaysia and Thailand: three in Kuala Lumpur, two in Selangor, and one in Bangkok. We also established a subsidiary in Singapore, Skechers Singapore Pte. Ltd. We entered into an agreement in November 2008 to contribute certain assets and shares of stock of these subsidiaries to Skechers Southeast Asia Limited, a joint venture in which we have a 50% interest.
     Brazil
     Merchandising and marketing of our product in Brazil is managed by our wholly-owned subsidiary, Skechers Do Brasil Calcados LTDA., with its offices located in Sao Paulo, Brazil. Product sold in Brazil is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Ontario, California.
     China and Hong Kong
     We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that generate net sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. The joint ventures operate 15 direct-owned stores and in excess of 90 shops-in-shop in China and 6 direct-owned stores and 11 shops-in-shop in Hong Kong. The joint ventures are included in our 2008 consolidated financial statements.
•	Distributors
     Outside of Western Europe and Canada, our footwear is distributed through an extensive network of more than 30 distributors who sell our products to department, athletic and specialty stores in more than 100 countries around the world. Through agreements with 15 of these distributors, 94 distributor-owned Skechers retail stores are open in 25 countries, including 37 stores that were opened in 2008, while three distributor-owned stores were closed.

	STORE	NUMBER OF
REGION	FORMAT	STORES	LOCATION (1)
Asia	Concept	16	Japan (2); Korea (10); Philippines (2); Taiwan (2)
	Warehouse	4	Japan (4)

Australia	Concept	2	Melbourne, Sydney
	Warehouse	5	Cairns, Canberra, Melbourne, Perth, Sydney

Central America/ South America	Concept	38	Chile (10); Columbia (9); Ecuador (2); Guatemala (2); Panama (2); Peru (3); Venezuela (10)

Eastern Europe	Concept	10	Czech Republic; Russia (7); Turkey; Ukraine

Northern Europe	Concept	7	Denmark; Estonia (2); Finland; Lithuania (3)

Middle East	Concept	10	Bahrain (2); Kuwait (2); Saudi Arabia; UAE (5)
	Warehouse	1	UAE

South Africa	Concept	1	Sandton

(1)	One store per location except as otherwise noted.
     The distributors are responsible for their respective stores’ operations, have ownership of their respective stores’ assets, and select the broad collection of our products to sell to consumers in their regions. In order to maintain a globally consistent image, we provide architectural, graphic and visual guidance and materials for the design of the stores, and we train the local staff on our products and corporate culture. We intend to expand our international presence and global recognition of the Skechers brand name by continuing to sell our footwear to foreign distributors and by opening flagship retail stores with distributors that have local market expertise.
     Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of February 15, 2009, we owned and operated 84 concept stores, 83 factory outlet stores and 37 warehouse outlet stores in the United States, and 16 concept stores and three factory outlet stores internationally. We closed two stores and opened 34 new stores in 2008. We plan to open an additional 15 to 18 domestic stores and two international stores by the end of 2009.
•	Concept Stores.
     Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in a cutting-edge, open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square and 34th Street in New York, Powell Street in San Francisco, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, Dallas’ Northpark Center, Las Vegas’ Fashion Show Mall, Seattle’s Bellevue Square Mall, and Woodfield Mall outside Chicago. International locations include Oxford Street in London, Alstadt District in Dusseldorf, Toronto’s Eaton Centre, and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. We opened 19 domestic concept stores and three international concept stores, and we closed two domestic concept stores in 2008.
     The typical Skechers concept store is approximately 2,500 square feet, although in certain markets we have opened concept stores as large as 7,800 square feet or as small as 1,500 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States, Canada, Europe and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.
•	Factory Outlet Stores.
     Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have three international outlet stores – one in Canada, one in England, and one in Scotland. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points. We opened 10 domestic factory outlet stores and one international factory outlet store in 2008.
•	Warehouse Outlet Stores.
     Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores range in size from approximately 5,200 to 13,500 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores in order to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened two new domestic warehouse outlet stores in 2008.
     Electronic Commerce. Our websites, www.skechers.com and www.soholab.com are virtual storefronts that promote the Skechers and Fashion and Street Division’s brands. Our websites are designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. These virtual stores have provided a convenient alternative-shopping environment and brand experience. These websites are an efficient and effective additional retail distribution channel, and they have improved our customer service.
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
     As of January 31, 2009, we had 12 active domestic and international licensing agreements in which we are the licensor. We have international licensing agreements for the design and distribution of men’s and women’s active apparel in Israel; men’s and women’s apparel in select European countries; bags in select Central and South American countries; watches in the Philippines; and apparel in Japan and Korea.
     Additionally, we have signed agreements to design, develop and market footwear for the street lifestyle apparel brands Ecko Unltd., Ecko Red, Red by Marc Ecko, and Zoo York under the Marc Ecko Enterprises umbrella as well as TapouT and Bebe Sport.
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
     During 2007, we entered into an eleven-year lease to build a new 1.8 million square foot distribution facility in Moreno Valley, California, which when completed we expect to occupy in 2010. This single facility will replace the existing five facilities located in Ontario, California, of which four are on short-term leases. In addition during 2008, we entered into a twenty-year lease to add an additional 250,000 square foot distribution facility adjacent to our existing facility in Liege, Belgium, which we expect to occupy in 2009.
BACKLOG
     As of December 31, 2008, our backlog was $325.3 million, compared to $416.5 million as of December 31, 2007. Backlog orders are subject to cancellation by customers, as evidenced by the cancellations that we have recently experienced due to the weakening U.S. economy. For a variety of reasons, including changes in the economy, customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period.
INTELLECTUAL PROPERTY RIGHTS
     We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 94 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 27 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.
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

COMPETITION
     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions Inc., Steven Madden, Ltd., Wolverine World Wide, Inc., and V.F. Corporation. Our athletic lifestyle shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Puma AG, New Balance Athletic Shoe, Inc. and K-Swiss Inc. Our children’s shoes compete with footwear offered by companies such as Collective Brands Inc. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.
EMPLOYEES
     As of February 1, 2009, we employed 4,130 persons, 2,112 of whom were employed on a full-time basis and 2,018 of whom were employed on a part-time basis. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.
ITEM 1A. RISK FACTORS
     In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.
The Effects Of The Recent Global Economic Slowdown May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.
     The recent global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items such as footwear. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending in the United States and other parts of the world that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. As a result, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. If the global economic slowdown continues for a significant period or continues to worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.
Our Business Could Be Harmed If We Fail To Maintain Proper Inventory Levels.
     We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, the current global economic slowdown makes it increasingly difficult of us and our customers to accurately forecast product demand trends, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.
Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Significant Customers Due To The Current And Future Conditions In The Global Financial Markets.
     The current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, more stringent lending standards and terms, and higher volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key distributors, which could impair our distribution channels, or our significant customers, including our distributors, may experience diminished liquidity or an inability to obtain credit to finance purchases of our product. Our customers may also experience weak demand for our products or other difficulties in their businesses. If conditions in the global financial markets become more severe or continue longer than we anticipate, our forecasted demand may not materialize to the levels that we require to achieve our anticipated financial results. Any of these events would likely harm our business, results of operations and financial condition.
We May Have Difficulty Managing Our Costs As A Result Of The Recent Global Economic Slowdown.
     Our future results of operations will depend on our overall ability to manage our costs. These challenges include (i) managing our infrastructure, including the anticipated addition of our new warehouse facility in Moreno Valley, California, (ii) retaining and hiring, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the global economic slowdown worsens and leads to an unexpected decline in our revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations, that could have a material adverse effect on our business, results of operations or financial condition.
We May Be Adversely Affected By The Failure Of Financial Institutions To Fulfill Their Commitments Under Our Secured Line Of Credit.
     As discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources) of this report, we have a secured line of credit with financial institutions available for our use, for which we pay commitment fees. The line of credit is provided by a syndicate of three financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in accordance with the terms of the related loan agreement. If one or more of the financial institutions providing the line of credit were to default on its obligation to fund its commitment, the portion of the line of credit provided by such defaulting financial institution would not be available to us, which could have a material adverse effect on our liquidity and financial condition.
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
Our Children’s Shoe Business May Be Negatively Impacted By The Consumer Product Safety Improvement Act Of 2008.
     The Consumer Product Safety Commission has issued new standards, effective February 10, 2009, under the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) regarding lead content in consumer products directed at children 12 years of age and under, including children’s shoes. The new standard applies retroactively to all products that exist on February 10, 2009 and it is not limited to new manufacturing. We have been working to ensure that covered products are appropriately tested. There is still uncertainty regarding the meaning of the CPSIA and how it applies to products or product components and the level of detail that each of our retailers will require. Consequently, we are unable to predict whether the total financial impact of these new standards will have a material adverse impact on our business, results of operation or financial condition.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During 2008, 2007 and 2006, our net sales to our five largest customers accounted for approximately 24.1%, 25.3%, and 24.9% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2008, 2007 and 2006. No customer accounted for over 10.0% of net trade receivables at December 31, 2008. One customer accounted for 10.0% of net trade receivables at December 31, 2007. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
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

Many Of Our Retail Stores Depend Heavily On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.
     Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from the global economic slowdown, political, social or military events or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could reduce sales of particular existing stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results.
Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China, Which Could Affect Our Ability To Sell Or Manufacture Our Products In International Markets, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.
     Substantially all of our net sales during the year ended December 31, 2008 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Vietnam and Brazil. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including the military presence in Iraq and terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
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
Currency Exchange Rate Fluctuations In China Could Result In Higher Costs And Decreased Margins.
     Our manufacturers located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the Chinese currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the Chinese government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of China’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the exchange rate measured 6.82 Yuan per U.S. dollar at December 31, 2008. The valuation of the Yuan may continue to increase incrementally over time should the China central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our footwear in China, resulting in an adverse effect on our results of operations and financial condition.
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
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During 2008 and 2007, the top four manufacturers of our products produced approximately 58.2% and 58.4% of our total purchases, respectively. One manufacturer accounted for 30.6% and 29.7% of total purchases during 2008 and 2007, respectively. One other manufacturer accounted for over 10.0% of our total purchases during 2008. Two other manufacturers each accounted for over 10.0% of our total purchases during 2007. We do not have long-term contracts with our manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. In particular, manufacturers in China are facing a labor shortage as migrant workers seek better wages and working conditions in farming and other vocations, and if this trend continues, our current manufacturers’ operations could be adversely affected.
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
Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.
     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2008 or 2007. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.
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
Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.
     A substantial portion of our operations are located in California, including 47 of our retail stores, our headquarters in Manhattan Beach, our current domestic distribution center in Ontario and our future domestic distribution center in Moreno Valley. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.
One Principal Stockholder Is Able To Control Substantially All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of December 31, 2008, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.3% of our outstanding Class B Common Stock and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2008, Mr. Greenberg beneficially owned approximately 62.0% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, he beneficially owned approximately 79.3% of the aggregate number of votes eligible to be cast by our stockholders. Mr. Greenberg may have different interests than our other stockholders, and because he is able to control substantially all matters requiring approval by our stockholders, he may direct the operations of our business in a manner contrary to the interests of our other stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. The differential in the voting rights may adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the superior voting rights of our Class B Common Stock to have value.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our corporate headquarters and additional administrative offices are located at five premises in Manhattan Beach, California, which consist of an aggregate of approximately 150,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The property leases expire between October 2010 and February 2012, with options to extend these leases in some cases, and the current aggregate annual rent for the leased property is approximately $0.5 million.
     Our U.S. distribution center consists of four leased facilities and one that we own, which are located in Ontario, California. The four leased facilities aggregate approximately 1,410,000 square feet, with an annual base rent of approximately $5.9 million. The owned distribution facility is approximately 264,000 square feet. The property leases expire between May 2009 and May 2011, and these leases contain rent escalation provisions. During 2007, we entered into a lease to build a new approximately 1.8 million square foot distribution facility in Moreno Valley, California which we expect to be substantially completed during 2009. Once completed, we will occupy the facility under an eleven-year lease with one option to extend the lease four years followed by two options to extend the lease by additional five-year terms, and we will move out of our existing distribution facilities in Ontario, California. Base rent for the new facility will be $679,540 per month for month 1 through month 60 and $788,267 per month for month 61 through month 132.
     Our European distribution center consists of two leased facilities which aggregate approximately 490,000 square-feet in Liege, Belgium under a 20-year operating lease with base rent of approximately $2.9 million per year. The lease agreement also provides for early termination rights at five-year intervals beginning in April 2014, pending notification as prescribed in the lease, of which the first such right was not exercised.
     All of our domestic retail stores and showrooms are leased with terms expiring between July 2009 and June 2023. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $29.3 million for the year ended December 31, 2008.
     We also lease all of our international administrative offices, retail stores and showrooms located in Brazil, Malaysia, Thailand, Canada, Switzerland, United Kingdom, Germany, France, Spain, Italy, and Netherlands. The property leases expire at various dates between February 2010 and April 2018. Total rent for the leased properties aggregated approximately $11.8 million for the year ended December 31, 2008.
ITEM 3. LEGAL PROCEEDINGS
     See note 13 to the financial statements on page 57 of this annual report for a discussion of legal proceedings as required under applicable SEC disclosure rules and regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to our security holders to be voted on during the fourth quarter of 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2008
First Quarter	$23.36	$16.05
Second Quarter	25.20	17.14
Third Quarter	24.00	15.56
Fourth Quarter	16.84	9.25
YEAR ENDED DECEMBER 31, 2007
First Quarter	$38.03	$31.95
Second Quarter	36.87	28.41
Third Quarter	30.44	17.36
Fourth Quarter	25.57	18.75
HOLDERS
     As of February 15, 2009, there were 109 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 18 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.
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

PERFORMANCE GRAPH
     The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2003 to December 31, 2008, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and our peer group index, which consists of seven companies believed to be engaged in similar businesses: Nike, Inc., adidas AG, K-Swiss Inc., Kenneth Cole Productions, Inc., Steven Madden, Ltd., The Timberland Company and Wolverine World Wide, Inc.
     The graph assumes an investment of $100 on December 31, 2003 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will not make nor endorse any predictions as to our future stock performance.

Company/Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Skechers U.S.A., Inc.	100.00	159.02	187.98	408.71	239.39	157.30
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Custom Peer Group	100.00	131.39	139.20	156.54	195.81	164.17

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2008 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.
(In thousands, except net earnings per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF EARNINGS DATA:	2008	2007	2006	2005	2004
Net sales	$1,440,743	$1,394,181	$1,205,368	$1,006,477	$920,322
Gross profit	595,922	599,989	523,346	420,482	370,857
Earnings from operations	57,892	112,930	112,544	76,296	49,245
Earnings before income taxes	60,743	118,305	112,648	72,797	38,720
Net earnings	55,396	75,686	70,994	44,717	23,553
Net earnings per share:(1)
Basic	1.20	1.67	1.73	1.13	0.61
Diluted	1.19	1.63	1.59	1.06	0.59
Weighted average shares:(1)
Basic	46,031	45,262	41,079	39,686	38,638
Diluted	46,708	46,741	46,139	44,518	39,800

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2008	2007	2006	2005	2004
Working capital	$413,771	$523,888	$450,787	$361,210	$313,883
Total assets	876,316	827,977	737,053	581,957	518,653
Long-term debt, excluding current portion	16,188	16,462	106,805	107,288	113,038
Stockholders’ equity	668,693	626,663	449,087	343,830	294,895

(1)	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% convertible subordinated notes for the period outstanding since their issuance in April 2002 until their conversion in February 2007, unless their inclusion would be anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We design, market and sell contemporary footwear for men, women and children under the Skechers brand as well as several other fashion and street brands. Our footwear is sold through a wide range of department stores and leading specialty retail stores, mid-tier retailers, boutiques, our own retail stores, distributor-owned international retail stores and our e-commerce website. Our objective is to continue to profitably grow our domestic operations while leveraging our brand name to expand internationally.
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
FINANCIAL OVERVIEW
     Our net sales for 2008 were $1.441 billion, an increase of $46.6 million or 3.3% over net sales of $1.394 billion in 2007. Net earnings were $55.4 million, a decrease of $20.3 million or 26.8% from net earnings of $75.7 million in 2007. Diluted earnings per share were $1.19, which reflected a 27% decrease from the $1.63 reported in the prior year. Working capital was $413.8 million at December 31, 2008, a decrease of $110.1 million from working capital of $523.9 million at December 31, 2007. Cash and short-term investments decreased by $189.1 million to $114.9 million in 2008 compared to $304.0 million at December 31, 2007, primarily due to our reclassification of $81.9 million of our investments in auction rate securities to long-term assets, increases in capital expenditures, increased inventory and accounts receivable balances.
2008 INITIATIVES
     Our 2008 initiatives focused on product development, domestic and international growth, and development of infrastructure.
     New product design and delivery. Our success depends on our ability to design and deliver trend-right, affordable product in a diverse range. In 2008, we focused on continuously updating our core styles, adding fresh looks to our existing lines, and developing or acquiring new lines. This approach has broadened our product offering and ensured the relevance of our brands. During 2008, we added Punkrose, Public Royalty and Bebe Sport to our fashion and street brands.
     Grow our domestic business with new opportunities. In 2008, our focus was on maintaining our core Skechers business in our domestic wholesale accounts while finding new opportunities to add shelf space with the addition of new categories within the Skechers brand and our new fashion brands.
     Further develop our international businesses. In 2008, we continued to focus on improving our international operations by (i) increasing our customer base within our existing subsidiary business; (ii) increasing the product offering within each account; (iii) delivering the right product into the right markets; (iv) building our offering of Marc Ecko and Zoo York product in select global markets, (v) growing our distributor business, and (vi) growing our presence in existing markets by developing joint ventures. We established three joint ventures: China, Hong Kong and Malaysia/Thailand/Singapore, which are intended to enable us to access these fast growing markets with partners knowledgeable in those regions in an efficient manner.
     Develop our infrastructure to support continued growth. During 2007, we entered into a lease agreement to build a new 1.8 million square foot distribution facility to consolidate all of our domestic distribution facilities into one location that we expect to be completed by the end of 2009 and to occupy in 2010. Once this new facility is built, we plan to move out of our five existing distribution facilities in Ontario, California.
OUTLOOK FOR 2009
     In 2009, we are focusing on maintaining our domestic and international market share in a difficult global retail environment by continuing to offer fresh and stylish products at affordable values. We will also introduce new categories and brands, such as TapouT, in the domestic market, and possibly introduce these brands internationally. These new products do not directly compete with our existing brands and allow us the opportunity to broaden the targeted demographic profile of our consumer base, increase our shelf space and open new doors without detracting from existing business.
     We will continue to grow our international business with the goal of increasing that business to 25% to 30% of our total business. We are also seeking to increase our global presence through our joint ventures in Asia, and we will continue to develop our new Brazilian subsidiary’s business in that country. We are also looking to grow in new markets with new distributors as well as increase our presence in existing markets.
     We will also continue to expand our retail distribution channel by opening another 15 to 18 domestic stores and two international company-owned stores in 2009.
     We are also focusing on our profitability in 2009 by reducing our inventory levels and expenses to be in line with our current expected sales. We will continue to manage our balance sheet and the cash position that we have carefully grown over the years. We are committed to continuing to develop Skechers as a relevant brand with compelling products and meeting the footwear needs of our wholesale customers and consumers.
YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007
Net sales
     Net sales for 2008 were $1.441 billion, an increase of $46.6 million, or 3.3%, over net sales of $1.394 billion in 2007. The increase in net sales was primarily due to increased international wholesale sales and growth within the domestic retail segment from an increased store base partially offset by lower domestic wholesale sales.
     Our domestic wholesale net sales decreased 2.9%, or $24.2 million, to $807.0 million in 2008 compared to $831.2 million in 2007. The decrease in our domestic wholesale segment was broad-based and across key divisions primarily due to the weak U.S. retail environment. The average selling price per pair within the domestic wholesale segment decreased to $19.21 per pair for 2008 from $19.22 in 2007. The decrease in domestic wholesale segment sales came on a 2.8% unit sales volume decrease to 42.0 million pairs in 2008 from 43.2 million pairs in 2007.
     Our international wholesale segment net sales increased $64.9 million to $332.5 million in 2008, a 24.2% increase over sales of $267.6 million in 2007. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $61.0 million, or 42.3%, to $205.0 million compared to sales of $144.0 million in 2007. The increase in direct subsidiary sales was primarily due to increased sales into Germany, UK, Switzerland, and Brazil. Our distributor net sales increased $3.9 million to $127.5 million in 2008, a 3.2% increase over sales of $123.6 million in 2007. This was primarily due to increased sales to our distributors in Dubai, Panama, and Chile.
     Our retail segment net sales increased $3.7 million to $283.1 million in 2008, a 1.4% increase over sales of $279.4 million in 2007. The increase in retail sales was due to a net increase of 32 stores partially offset by negative comparable store sales (i.e., sales by stores open for at least one year). For 2008, our domestic retail sales increased 1.0% while our international retail sales increased 4.7% compared to the prior year. During 2008, we realized negative comparable store sales of 9.3% in our domestic stores, while we realized negative comparable store sales of 3.3% in our international stores. During 2008, we opened 31 new domestic stores and three international stores, and we closed two domestic stores. These new stores contributed $13.8 million in net sales during 2008 as compared to new store sales of $16.9 million for 42 other stores opened in 2007. Of our new store additions, 22 were concept stores, 10 were outlet stores, and two were warehouse stores.
     We had 204 domestic stores and 19 international retail stores as of February 15, 2009, and we currently plan to open approximately 15 to 18 domestic and two international stores in 2009. During 2008, we closed two stores, and we also closed two stores in 2007. We periodically review all of our stores for impairment. During 2008, we recorded an impairment charge of $1.7 million related to eight of our domestic stores. During 2007, we did not record a similar impairment charge. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     Our e-commerce net sales increased $2.2 million to $18.1 million in 2008, a 13.4% increase over sales of $15.9 million in 2007. Our e-commerce sales made up 1% of our consolidated sales in both 2008 and 2007.

Gross profit
     Gross profit for 2008 decreased $4.1 million to $595.9 million as compared to $600.0 million in 2007. Gross margin decreased to 41.4% in 2008 from 43.0% in 2007. The gross margin decrease was largely the result of reduced domestic wholesale margins that were partially offset by higher international wholesale margins caused by a higher proportion of our revenues coming from our international wholesale segment through foreign subsidiaries, which achieved higher gross margins than our domestic wholesale segment or sales through our foreign distributors. Gross profit for our domestic wholesale segment decreased $43.8 million, or 13.7%, to $276.6 million in 2008 compared to $320.4 million in 2007. Domestic wholesale margins decreased to 34.3% in 2008 from 38.5% for 2007. The decrease in domestic wholesale margins was due to higher closeouts, product mix changes and continued price pressure resulting from the weak U.S. retail environment.
     Gross profit for our international wholesale segment increased $38.0 million, or 38.2%, to $137.8 million for 2008 compared to $99.8 million in 2007. Gross margins were 41.5% for 2008 compared to 37.3% in 2007. Gross margins for our direct subsidiary sales were 49.2% in 2008 as compared to 45.0% in 2007. Gross margins for our distributor sales were 29.0% in 2008 as compared to 28.2% in 2007. The increase in gross margins for the international wholesale segment was due to increased subsidiary sales, which achieved higher gross margins than our international wholesale sales through our foreign distributors.
     Gross profit for our retail segment increased $1.1 million, or 0.7%, to $172.9 million in 2008 as compared to $171.8 million in 2007. Gross margins were 61.1% for 2008 compared to 61.5% in 2007. Gross margins for our international stores were 66.2% in 2008 as compared to 62.3% in 2007. Gross margins for our domestic stores were 60.6% in 2008 as compared to 61.4% in 2007. The decrease in domestic retail margins was due to higher closeouts, product mix changes and continued price pressure resulting from the weak U.S. retail environment.
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
Selling expenses
     Selling expenses increased by $0.4 million, or 0.3%, to $126.9 million for 2008 from $126.5 million in 2007. As a percentage of net sales, selling expenses were 8.8% and 9.1% in 2008 and 2007, respectively. The increase in selling expenses was primarily due to higher sample costs and selling commissions partially offset by lower promotional costs and reduced trade show expenses. Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with marketing materials.
General and administrative expenses
     General and administrative expenses increased by $48.9 million, or 13.4%, to $413.6 million for 2008 from $364.7 million in 2007. As a percentage of sales, general and administrative expenses were 28.7% and 26.2% in 2008 and 2007, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages along with payroll expenses and benefit costs of $11.7 million including stock compensation costs of $2.3 million, higher rent expense of $8.4 million due to an additional 32 stores from prior year and new international facilities, increased bad debt expense of $5.7 million, and increased warehouse and distribution costs of $5.6 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $112.6 million and $97.6 million for 2008 and 2007, respectively. The $15.0 million increase was due in part to the addition of our fifth domestic distribution facility in Ontario, California and its functional integration with the existing domestic distribution facility, as well as increased sales volume.
     General and administrative expenses consist primarily of the following: salaries, wages and related taxes, various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, and depreciation and amortization, asset impairment, amongst other expenses. Our distribution network related costs are included in general and administrative expenses and are not allocated to specific segments.

     We believe that we have established our presence in most major domestic and international retail markets. We opened 31 domestic retail stores and three international retail stores in 2008, while closing two domestic stores. We currently plan to open between 15 and 18 domestic stores and two international stores in 2009.
     We continue to review our cost structure to bring our expenses in line with our anticipated reduced sales levels in 2009.
Interest income
     Interest income for 2008 decreased $2.7 million to $7.3 million as compared to $10.0 million for the same period in 2007. The decrease in interest income resulted from lower interest rates during 2008 when compared to the same period in 2007. Interest income earned on our investment balances was primarily tax exempt.
Interest expense
     Interest expense for 2008 decreased $0.2 million to $4.6 million as compared to $4.8 million for the same period in 2007. Interest expense was incurred on mortgages on our distribution center and our corporate office located in Manhattan Beach, California, and amounts owed to our foreign manufacturers.
Other income (expense)
     Other income, net was $0.1 million for both 2008 and 2007.
Income taxes
     The effective tax rate for 2008 was 11.9% as compared to 36.0% in 2007. Income tax expense for 2008 was $7.3 million compared to $42.6 million for 2007. On August 1, 2008, we received a decision on our advance pricing agreement (“APA”) with the Internal Revenue Service (“IRS”). The APA provides us with greater certainty with respect to the transfer pricing of certain intercompany transactions. As a result of this agreement and other discrete items, we recorded an income tax benefit of $7.0 million, or $0.15 per diluted share, relating to the reversal of income tax expense recorded in prior years. Excluding the impact of these discrete items, our effective tax rate would have been 23.4% for the year ended December 31, 2008. We expect our ongoing effective annual tax rate in 2009 to be between 25 and 30 percent.
     Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the year ended December 31, 2008 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2008, withholding and U.S. taxes have not been recorded on approximately $64.1 million of cumulative undistributed earnings.
     The APA obtained in 2008 provided for transfer pricing adjustments which resulted in the reclassification of approximately $21.4 million of prior year earnings from the U.S. to non-U.S. subsidiaries. If these reclassified earnings had been accounted for as non-U.S. earnings as of December 31, 2007, the balance of accumulated undistributed earnings of our non-U.S. subsidiaries for which withholding and U.S. taxes had not been recorded would have increased from $15.5 million to $36.9 million.
Minority interest in net loss of consolidated subsidiary
     Minority interest of $1.9 million for 2008 represents the share of net loss that is attributable to the equity that we do not own of Skechers China, our joint venture that was formed in October 2007.
YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006
Net sales
     Net sales for 2007 were $1.394 billion, an increase of $188.8 million, or 15.7%, over net sales of $1.205 billion in 2006. The increase in net sales was due to increased international wholesale sales, domestic wholesale sales, and retail sales primarily due to acceptance of new designs and styles for our in-season product including sport fusion, casual fusion footwear and the introduction of our Cali Gear footwear. The increase in net sales was also due to growth within the domestic retail segment from an increased store base as well as positive domestic and international comparative store sales increases.
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
Income taxes
     The effective tax rate for 2007 was 36.0% as compared to 37.0% in 2006. Income tax expense for 2007 was $42.6 million compared to $41.7 million for 2006. Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the year ended December 31, 2007 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2007, withholding and U.S. taxes have not been recorded on approximately $15.5 million of cumulative undistributed earnings.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at December 31, 2008 was $413.8 million, a decrease of $110.1 million from working capital of $523.9 million at December 31, 2007. Our cash and cash equivalents at December 31, 2008 were $114.9 million compared to $199.5 million at December 31, 2007. The decrease in cash and cash equivalents of $84.6 million was primarily due to capital expenditures of $72.5 million and an increased inventory balance of $58.2 million that were partially offset by our net earnings of $55.4 million.
     As a result of the liquidity issues experienced in the global credit and capital markets, periodic auctions for our auction rate securities have failed since mid-February 2008. A failed auction is not necessarily an indication of an increased credit risk or a reduction in the underlying collateral; however, we will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or that other events will occur to provide liquidity. As a result, our ability to liquidate our investments in the near term may be limited or may not exist and thus our auction rate securities are classified as long-term investments as of December 31, 2008. In connection with this classification, we recorded a $13.7 million unrealized loss on these securities based on what we believe is a temporary decline in value. During the year ended December 31, 2008, issuers refinanced $14.0 million of our preferred stock investments at par value.
     We determined that there were no observable market transactions for which to determine the fair value of these securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. Consequently, we estimated the fair value of our holdings of these securities based on a calculated discount using internal assumptions and limited market data as well as ongoing plans announced by certain issuers to partially redeem or attempt to restore liquidity to these securities and whether any of these efforts will be successful. We calculated a discount of $13.7 million, of which $3.8 million, or approximately 4.9% of the par value, related to our investment in auction rate preferred stocks, and $9.9 million, or approximately 52% of the par value, related to our investment in auction rate Dividend Received Deduction (“DRD”) preferred securities. Our valuation is highly subjective and could change significantly based on the various assumptions used.
     The auction rate securities that we hold were purchased from Wachovia Securities. During the year ended December 31, 2008, Wachovia Securities announced that it had agreed to a settlement with state and federal regulators whereby it would repurchase all of the auction rate securities it had sold to clients prior to the collapse of the auction rate market in February 2008. We believe that all of our auction rate securities are subject to this settlement and, as a result, expect to receive an offer to repurchase these securities between June 10, 2009 and June 30, 2009. Until such time as (a) the formal offer is received and Wachovia repurchases these securities, (b) they are redeemed by the issuer(s), or (c) they can be sold at par value, we intend to consider these securities as available for sale securities and classify them as long-term assets. In the meantime, the issuers of these securities continue to make interest payments at specified default rates. We believe our operating cash flows, existing cash balances and credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.
     During 2008, net cash used in our operating activities was $21.8 million compared to cash provided by operating activities of $101.4 million for 2007. The significant decrease in our operating cash flows for 2008 when compared to 2007 was mainly the result of a large increase in our inventory in 2008 compared to 2007. This can be attributed to the weak retail environment toward the end of 2008, which led to a higher level of cancellations, returns, decreases in open to buy and “at-once” orders and reduced demand stemming from a number of retail bankruptcies and going out of business sales. Due to these events, we began to manage our inventory levels down at reduced prices in late 2008, which is continuing into 2009.
     Net cash used in investing activities was $68.2 million for 2008 as compared to $75.7 million in 2007. During 2008, we sold or had redeemed $20.6 million of long-term investments which was partially offset by purchases of $11.7 million. During 2008, we purchased selected assets of Nunez & Rothman Enterprises, Inc., dba Punkrose (“Punkrose”) a designer and developer of specialty footwear located in the City of Industry in California. The purchase included certain inventories and equipment for a cash payment of approximately $4.6 million. Capital expenditures for 2008 were approximately $72.5 million, which primarily consisted of 34 new store openings and several store remodels, corporate real property purchased, and warehouse equipment for our new distribution center in Moreno Valley, California. This was compared to capital expenditures of $31.2 million in the prior year, which primarily related to construction of our new corporate headquarters, new store openings and remodels and warehouse equipment upgrades. Excluding the construction of our new distribution center in Moreno Valley, California, we expect our capital expenditures for 2009 to be approximately $25 million, which includes opening between 15 to 18 domestic retail stores and two international retail stores as well as investments in information technology. We are currently in the process of designing and purchasing the equipment and tenant improvements to be used in our new distribution center and estimate the cost of this equipment and tenant improvements to be approximately $85.0 million, of which $23.1 million was incurred as of December 31, 2008. We expect the remaining balance of approximately $62.0 million to be incurred during 2009. Our operating cash flows, current cash, and available lines of credit should be adequate to fund these capital expenditures, although we may seek additional funding for all of a portion of these expenditures.
     Net cash provided by financing activities was $8.6 million during 2008 compared to net cash provided by financing activities of $9.9 million during 2007. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the year ended December 31, 2008 as compared to the prior year which was partially offset by a $5.0 million capital contribution by the minority partner to our joint venture.

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
     We have outstanding debt of $16.8 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties.
     On May 31, 2006, we amended our secured line of credit, which permits our company and certain of our subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line of credit can be increased to $250.0 million at our request, if the lenders agree to such increase. Borrowings bear interest at the borrowers’ election based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. We pay a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the year-ended December 31, 2008; hence, the fixed charge ratio requirement was not applicable at such date. No amounts were outstanding and we were in compliance with all other covenants of the loan agreement at December 31, 2008. We had $2.9 million of outstanding letters of credit as December 31, 2008.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand, investments and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through 2009. However, in connection with our current strategies, we will have significant working capital requirements and will incur significant capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of December 31, 2008:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Other long-term debt	$19,597	$1,961	$17,636	—	—
Operating lease obligations (1)	549,077	67,849	138,471	$102,352	$240,405
Purchase obligations (2)	166,896	166,896	—	—	—
Construction contract	638	638	—	—	—
Warehousing equipment (3)	61,884	61,884	—	—	—
Minimum payments related to our licensing arrangements	7,145	1,737	—	2,933	2,475

	$805,237	$300,965	$156,107	$105,285	$242,880

(1)	Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations or, if needed, by our $150.0 million secured line of credit, for which no amounts were outstanding at December 31, 2008.

(2)	Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $79.6 million, (ii) outstanding letters of credit of $2.9 million and (iii) open purchase commitments with our foreign manufacturers for $84.4 million. We currently expect to fund these commitments with cash flows from operations and cash on hand.

(3)	We plan to spend approximately $85.0 million for equipment relating to our new warehouse in Moreno Valley, of which $23.1 million was incurred as of December 31, 2008. We expect the remaining balance to be incurred in 2009, which we expect to fund with cash flows from operations, investment balances and existing cash balances.
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
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make difficult, subjective and complex estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.
     We base our estimates and judgments on historical experience, other available information, and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In determining whether an estimate is critical, we consider if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment or the susceptibility of such matters to change, and if the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of long-lived assets, litigation reserves, valuation of deferred income taxes, uncertain tax positions, foreign currency translation and stock-based compensation.

     Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. Domestically, goods are shipped Free on Board (“FOB”) shipping point directly from our domestic distribution center in Ontario, California. For our international wholesale customers in the European community, product is shipped FOB shipping point direct from our distribution center in Liege, Belgium. For our distributor sales, the goods are generally delivered directly from the independent factories to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. We recognize revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. While customers do not have the right to return goods, we periodically decide to accept returns or provide customers with credits.
     Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales. We recognize revenue from retail sales at the point of sale.
     Royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product or, in some cases minimum royalty payments. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties currently receivable based on the terms of the agreement.
     Allowance for bad debts, returns, sales allowances and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services, financial statements issued by the customer and our experience with the account, and it is adjusted accordingly. When a customer’s account becomes significantly past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.
     We also reserve for potential disputed amounts or chargebacks from our customers. Our chargeback reserve is based on a collectibility percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and allowances based on historical trends.
     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable balance was $189.9 million and $177.7 million and the allowance for bad debts, returns, sales allowances and customer chargebacks was $14.9 million and $10.3 million, at December 31, 2008 and 2007, respectively.
     Inventory write-downs. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales, existing orders from customers and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based upon historical sales experience on a style by style basis. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $274.4 million and $206.1 million and our inventory reserve was $13.2 million and $1.9 million, at December 31, 2008 and 2007, respectively.
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
     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our domestic retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative contribution opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. For the year ended December 31, 2008, we recorded a $1.7 million impairment charge for eight of our domestic stores. We did not record an impairment charge in 2007 or 2006.
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
     Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2008, we had net deferred tax assets of $34.0 million reduced by a valuation allowance of $3.9 million against loss carry-forwards not expected to be utilized by certain foreign subsidiaries.
     Uncertain tax positions. Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”), which contains a two-step process for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities, assuming the tax authorities have full knowledge of all the relevant information. The second step is to measure the tax benefit of those tax positions meeting the more-likely-than-not recognition threshold. The tax benefit is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Upon adoption, we recognized approximately a $3.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
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

     Stock-based compensation. Beginning on January 1, 2006, we implemented and adopted a new critical accounting policy, Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to recognize compensation for stock options, nonvested shares and employee stock purchase plan (“ESPP”) shares at fair value. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate the fair value of our stock option awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Stock compensation expense as a result of SFAS 123(R) was recorded to general and administrative expenses and was $2.3 million, $1.1 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
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
EXCHANGE RATES
     We receive U.S. dollars for substantially all of our product sales and our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2008 and 2007, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
FUTURE ACCOUNTING CHANGES
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities Exchange and Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect that the adoption of SFAS 162 will have a material impact on our financial condition or results of operations.
     In May 2008, the FASB issued FSP APB-14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB-14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of FSP APB-14-1 will have a material impact on our previously reported financial condition or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160 Accounting for Noncontrolling Interests (“SFAS 160”), which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we expect that the adoption of SFAS 160 will have an impact on our financial condition and results of operations, however, we do not believe that impact to be material.
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
     Market risk and interest rate fluctuations. Our investments consist of corporate and municipal debt and preferred stock auction rate securities. Recently, several auctions for our investments in auction rate securities have failed as a result of illiquidity and imbalance in order flow. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer; however, we have calculated a discount of $13.7 million, of which $3.8 million, or approximately 4.9% of the par value, related to our investments in auction rate preferred stocks, and $9.9 million, or approximately 52% of the par value, related to our investments in auction rate DRD preferred securities. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
     The interest rate charged on our line of credit facility is based on either the prime rate of interest or the LIBOR, and changes in the either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2008, no amounts were outstanding that were subject to changes in interest rates.
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
     We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in note 10 to the consolidated financial statements, effective January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skechers U.S.A. Inc.’s, internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skechers U.S.A., Inc.:
     We have audited Skechers U.S.A., Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skechers U.S.A., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Skechers U.S.A., Inc. maintained in all material respects effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and the related financial statement schedule, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ KPMG LLP
Los Angeles, California
March 2, 2009

SKECHERS U.S.A., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$114,941	$199,516
Short-term investments	—	104,500
Trade accounts receivable, less allowances of $14,880 in 2008 and $10,284 in 2007	175,064	167,406
Other receivables	7,816	10,520

Total receivables	182,880	177,926
Inventories	261,209	204,211
Prepaid expenses and other current assets	31,022	13,993
Deferred tax assets	11,955	8,594

Total current assets	602,007	708,740
Property and equipment, at cost, less accumulated depreciation and amortization	157,757	98,400
Intangible assets, less accumulated amortization	5,407	78
Deferred tax assets	18,158	13,983
Long-term marketable securities	81,925	—
Other assets, at cost	11,062	6,776

TOTAL ASSETS	$876,316	$827,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term borrowings	572	437
Accounts payable	164,643	164,466
Accrued expenses	23,021	19,949

Total current liabilities	188,236	184,852
Long-term borrowings, excluding current installments	16,188	16,462

Total liabilities	204,424	201,314
Minority interest	3,199	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 33,410 and 32,992 shares issued and outstanding at December 31, 2008 and 2007, respectively	33	33
Class B Common Stock, $.001 par value; 60,000 shares authorized; 12,782 and 12,852 shares issued and outstanding at December 31, 2008 and 2007, respectively	13	13
Additional paid-in capital	264,200	258,084
Accumulated other comprehensive income	(4,719)	14,763
Retained earnings	409,166	353,770

Total stockholders’ equity	668,693	626,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,316	$827,977

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Net sales	$1,440,743	$1,394,181	$1,205,368
Cost of sales	844,821	794,192	682,022

Gross profit	595,922	599,989	523,346
Royalty income, net	2,461	4,179	4,114

	598,383	604,168	527,460

Operating expenses:
Selling	126,890	126,527	109,886
General and administrative	413,601	364,711	305,030

	540,491	491,238	414,916

Earnings from operations	57,892	112,930	112,544

Other income (expense):
Interest income	7,337	10,040	8,351
Interest expense	(4,606)	(4,763)	(9,227)
Other, net	120	98	980

	2,851	5,375	104

Earnings before taxes and minority interest	60,743	118,305	112,648
Income tax expense	7,258	42,619	41,654
Minority interest in loss of consolidated subsidiary	(1,911)	—	—

Net earnings	$55,396	$75,686	$70,994

Net earnings per share:
Basic	$1.20	$1.67	$1.73

Diluted	$1.19	$1.63	$1.59

Weighted average shares:
Basic	46,031	45,262	41,079

Diluted	46,708	46,741	46,139

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME	EARNINGS	EQUITY
Balance at December 31, 2005	23,382	16,651	$23	$17	$126,274	$7,039	$210,477	$343,830
Comprehensive income:
Net earnings Net earnings	—	—	—	—	—	—	70,994	70,994
Foreign currency translation adjustment	—	—	—	—	—	4,161	—	4,161

Total comprehensive income								75,155

Stock compensation expense	—	—	—	—	2,029	—	—	2,029
Proceeds from issuance of common stock under the employee stock purchase plan	122	—	1	—	1,907	—	—	1,908
Proceeds from issuance of common stock under the employee stock option plan	1,716	—	1	—	17,054	—	—	17,055
Tax benefit of stock options exercised	—	—	—	—	9,110	—	—	9,110
Conversion of Class B Common Stock into Class A Common Stock	2,883	(2,883)	3	(3)	—	—	—	—

Balance at December 31, 2006	28,103	13,768	$28	$14	$156,374	$11,200	$281,471	$449,087
Comprehensive income:
Net earnings Net earnings	—	—	—	—	—	—	75,686	75,686
Foreign currency translation adjustment	—	—	—	—	—	3,563	—	3,563

Total comprehensive income								79,249

Cumulative effect of accounting change — adjustment to retained earnings upon adoption of FIN 48	—	—	—	—	—	—	(3,387)	(3,387)
Redemption of convertible subordinated notes	3,368	—	3	—	88,743	—	—	88,746
Stock compensation expense	—	—	—	—	1,081	—	—	1,081
Proceeds from issuance of common stock under the employee stock purchase plan	99	—	—	—	2,066	—	—	2,066
Proceeds from issuance of common stock under the employee stock option plan	506	—	1	—	6,126	—	—	6,127
Tax benefit of stock options exercised	—	—	—	—	3,694	—	—	3,694
Conversion of Class B Common Stock into Class A Common Stock	916	(916)	1	(1)	—	—	—	—

Balance at December 31, 2007	32,992	12,852	$33	$13	$258,084	$14,763	$353,770	$626,663
Comprehensive income:
Net earnings	—	—	—	—	—	—	55,396	55,396
Net unrealized gain (loss) on investments	—	—	—	—	—	(8,151)	—	(8,151)
Foreign currency translation adjustment	—	—	—	—	—	(11,331)	—	(11,331)

Total comprehensive income								35,914

Stock compensation expense	—	—	—	—	2,337	—	—	2,337
Proceeds from issuance of common stock under the employee stock purchase plan	132	—	—	—	1,780	—	—	1,780
Proceeds from issuance of common stock under the employee stock option plan	216	—	—	—	1,876	—	—	1,876
Tax benefit of stock options exercised	—	—	—	—	123	—	—	123
Conversion of Class B Common Stock into Class A Common Stock	70	(70)	—	—	—	—	—	—

Balance at December 31, 2008	33,410	12,782	$33	$13	$264,200	$(4,719)	$409,166	$668,693

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$55,396	$75,686	$70,994
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Minority interest	(1,911)	—	—
Depreciation and amortization of property and equipment	17,069	17,220	16,203
Amortization of deferred financing costs	—	95	765
Amortization of intangible assets	674	437	502
Provision for bad debts and returns	10,787	1,610	4,591
Tax benefits from stock-based compensation	123	1,456	4,144
Non cash stock compensation	2,337	1,081	2,030
Provision for deferred income taxes	(1,988)	(1,102)	(6,382)
Loss on disposal of equipment	1,843	272	299
(Increase) decrease in assets:
Receivables	(27,462)	7,948	(47,994)
Inventories	(58,240)	(3,045)	(64,364)
Prepaid expenses and other current assets	(17,609)	1,417	(3,530)
Other assets	(6,221)	(1,671)	1,340
Increase (decrease) in liabilities:
Accounts payable	385	2,956	49,563
Accrued expenses	2,988	(3,005)	(2,122)

Net cash provided (used in) by operating activities	(21,829)	101,355	26,039

Cash flows used in investing activities:
Capital expenditures	(72,461)	(31,175)	(27,560)
Purchases of investments	(11,725)	(249,450)	(113,100)
Maturities of investments	20,600	204,950	53,100
Cash paid for acquisitions	(4,640)	—	—

Net cash used in investing activities	(68,226)	(75,675)	(87,560)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	3,656	8,193	18,963
Contribution from minority interest holder of consolidated entity	5,000	—	—
Excess tax benefits from stock-based compensation	—	2,238	4,966
Payments on long-term debt	(99)	(520)	(1,008)

Net cash provided by financing activities	8,557	9,911	22,921

Net increase (decrease) in cash and cash equivalents	(81,498)	35,591	(38,600)
Effect of exchange rates on cash and cash equivalents	(3,077)	3,440	2,078

Cash and cash equivalents at beginning of year	199,516	160,485	197,007

Cash and cash equivalents at end of year	$114,941	$199,516	$160,485

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,902	$4,714	$8,560
Income taxes	17,834	41,481	47,064
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company issued approximately 3.5 million shares of Class A common stock to note holders upon conversion of our 4.50% convertible subordinated debt with a carrying value of $89,969 during the year ended December 31, 2007.
See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
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
          (c) Minority interest
     Minority interest in the Company’s consolidated financial statements results from the accounting for a noncontrolling interest in a consolidated subsidiary or affiliate. Minority interest represents a partially-owned subsidiary’s or consolidated affiliate’s income, losses, and components of other comprehensive income which is attributable to the noncontrolling parties’ interests. The Company has a 50 percent interest in Skechers China Limited (“Skechers China”), a joint venture which was formed in October 2007, and made an initial cash capital contribution of $5.0 million and also contributed the net assets of its retail operation in China in the amount of $0.9 million during the year ended December 31, 2008. Our joint venture partner also made a corresponding cash capital contribution during the year ended December 31, 2008. The Company consolidates this joint venture into its financial statements because it has control of the board of directors. Minority interest of $1.9 million for the year ended December 31, 2008 represents the share of net loss that is attributable to the equity of Skechers China that we do not own. Transactions between Skechers China and Skechers have been eliminated in the consolidated financial statements.
          (d) Business Segment Information
     Skechers operations and segments are organized along its distribution channels and consists of the following: domestic wholesale, international wholesale, retail and e-commerce sales. Information regarding these segments is summarized in Note 14 to the Consolidated Financial Statements.
          (e) Revenue Recognition
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
     Net royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned based on the terms of the contract (i.e. as licensed sales are reported to the company or on a straight line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter end we receive correspondence from our licensees indicating what the actual sales for the period were. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

          (f) Cash and Cash Equivalents
     Cash and cash equivalents consist primarily of certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
          (g) Investments
     In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Highly liquid investments with maturities beyond one year may also be classified as short-term based on their liquidity, management’s intentions and because such marketable securities represent the investment of cash that is available for current operations. Long-term investments consist of auction rate securities, which are corporate and municipal debt securities and preferred stocks which have underlying long-term maturities or preferred equity.
     Since February 2008, as a result of the liquidity issues experienced in the global credit and capital markets, periodic auctions for the Company’s auction rate securities have failed. As a result of these failed auctions, the interest rates on the investments reset to specified default rates. A failed auction is not necessarily an indication of increased credit risk or a reduction in the underlying collateral; however, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or that other events will occur to provide liquidity, and as a result, our ability to liquidate our investments in the near term may be limited or may not exist.
          (h) Foreign Currency Translation
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
          (i) Inventories
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
          (j) Income Taxes
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
     Effective January 1, 2007, we adopted the provisions of FIN 48, which contains a two-step process for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.
          (k) Depreciation and Amortization
     Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter
          (l) Intangible Assets
     Goodwill and indefinite-lived intangible assets are measured for impairment at least annually and more often when events indicate that impairment exists. Intellectual property, which include intellectual property, artwork and design, trade name and trademark are amortized over their useful lives ranging from 1–10 years, generally on a straight-line basis. Intangible assets, as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Intellectual property	$6,800	$3,300
Goodwill	1,575	—
Other intangibles	840	—
Less accumulated amortization	(3,808)	(3,222)

Total Intangible Assets	$5,407	$78

          (m) Long-Lived Assets
     Long-lived assets such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded an impairment charge of $1.7 million in 2008. The Company did not record an impairment charge in 2007 or 2006.
          (n) Advertising Costs
     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was approximately $97.3 million, $99.2 million, and $83.0 million, respectively. Prepaid advertising costs at December 31, 2008 and 2007 were both $0.8 million. Prepaid amounts outstanding at December 31, 2008 and 2007 represent the unamortized portion of endorsement contracts and advertising in trade publications which had not run as of December 31, 2008 and 2007, respectively.
          (o) Earnings Per Share
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

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

	Years Ended December 31,
Basic earnings per share	2008	2007	2006
Net earnings	$55,396	$75,686	$70,994
Weighted average common shares outstanding	46,031	45,262	41,079
Basic earnings per share	$1.20	$1.67	$1.73

	Years Ended December 31,
Diluted earnings per share	2008	2007	2006
Net earnings	$55,396	$75,686	$70,994
After tax effect of interest expense on 4.50% convertible subordinated notes	—	361	2,553

Earnings for purposes of computing diluted earnings per share	$55,396	$76,047	$73,547

Weighted average common shares outstanding	46,031	45,262	41,079
Dilutive stock options	677	1,121	1,594
Weighted average assumed conversion of 4.50% convertible subordinated notes	—	358	3,466

Weighted average common shares outstanding	46,708	46,741	46,139

Diluted earnings per share	$1.19	$1.63	$1.59

     Options to purchase 156,716 shares of Class A common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2008 because their inclusion would have been anti-dilutive. There were no options excluded from the computation of diluted earnings per share for the year ended December 31, 2007 or 2006.
          (p) Product Design and Development Costs
     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $8.8 million, $9.2 million, and $8.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.
          (q) Fair Value of Financial Instruments
     The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
     The carrying amount of the Company’s long-term borrowings approximates the fair value based upon current rates and terms available to the Company for similar debt.
          (r) New Accounting Standards
     In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities Exchange and Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect that the adoption of SFAS 162 will have a material impact on our financial condition or results of operations.
     In May 2008, the FASB issued FSP APB-14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for

Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of FSP APB-14-1 will have a material impact on our previously reported financial condition or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160 Accounting for Noncontrolling Interests, which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we expect that the adoption of SFAS 160 will have an impact on our financial condition and results of operations, however, we do not believe that impact to be material.
     In December 2007, the FASB issued SFAS No. 141(R) Applying the Acquisition Method, which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operations.
     (2) INVESTMENTS
     Investments in marketable securities consist of certain auction rate preferred stocks and auction rate DRD preferred securities aggregating $81.9 million at December 31, 2008, net of unrealized losses of $13.7 million, and $104.5 million at December 31, 2007. These investments have been classified as noncurrent assets on the consolidated balance sheet as of December 31, 2008 based on their illiquidity resulting from the failure of the auction rate market discussed below. During the twelve months ended December 31, 2008 issuers refinanced $14.0 million of our preferred stock investments at par. Our available-for-sale securities at December 31, 2008 included $76.4 million of auction rate preferred stocks and $19.2 million of auction rate DRD preferred securities. The auction rate preferred stocks are collateralized by portfolios of municipal bonds issued by various state and local governments, collateral is required to be maintained at 200% of the amount of preferred stock, and interest rates are reset at weekly auctions every seven days. The auction rate DRD preferred securities are collateralized by corporate preferred stocks, and interest rates are reset at auctions every 90 days.
     Since February 2008, as a result of the liquidity issues experienced in the global credit and capital markets, periodic auctions for the Company’s auction rate securities have failed. As a result of these failed auctions, the interest rates on the investments reset to specified default rates. A failed auction is not necessarily an indication of increased credit risk or a reduction in the underlying collateral; however, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or that other events will occur to provide liquidity, and as a result, our ability to liquidate our investments in the near term may be limited or may not exist.
     On a quarterly basis, the Company assesses its investments for impairment. If the investments are deemed to be impaired, the Company then determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed to be other than temporary, the Company records the impairment in the Company’s consolidated statements of earnings.

     Because of the lack of liquidity noted above, the Company determined that there were no observable market transactions for which to determine the fair value of these auction rate securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. As a result, the Company determined that these investments met the definition of the Level III fair value hierarchy under SFAS 157. The Company’s management estimated the fair value of the Company’s holdings of these securities based on a calculated discount based on internal assumptions and limited market data as well as ongoing plans announced by certain issuers to partially redeem or attempt to restore liquidity to these securities and whether any of these efforts will be successful. The Company calculated a discount of $13.7 million, of which $3.8 million, or approximately 4.9% of the par value related to auction rate preferred stocks and $9.9 million, or approximately 52% of the par value related to the auction rate DRD preferred securities. The Company’s valuation is highly subjective and could change significantly based on the assumptions used. Our marketable securities are the only assets and liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy.
     The auction rate securities held by the Company were purchased from Wachovia Securities. During 2008, Wachovia Securities announced that it had agreed to a settlement with state and federal regulators whereby it would repurchase all of the auction rate securities it had sold to clients prior to the collapse of the auction rate market in February 2008. The Company believes that all of its auction rate securities are subject to this settlement and, as a result, expects to receive an offer to repurchase these securities between June 10, 2009 and June 30, 2009. Until such time as (a) the formal offer is received and Wachovia repurchases these securities, (b) they are redeemed by the issuer(s), or (c) they can be sold at par value, the Company intends to consider these securities as available for sale securities and classify them as long-term assets. In the meantime, the issuers of these securities continue to make interest payments at specified default rates.
     (3) PROPERTY AND EQUIPMENT
     Property and equipment at December 31, 2008 and 2007 is summarized as follows (in thousands):

	2008	2007
Land	$28,951	$14,358
Buildings and improvements	88,181	56,012
Furniture, fixtures and equipment	92,209	85,354
Leasehold improvements	98,140	79,377

Total property and equipment	307,481	235,101
Less accumulated depreciation and amortization	149,724	136,701

Property and equipment, net	$157,757	$98,400

     The Company capitalized $1.0 million and $0.9 million of interest expense during 2008 and 2007, respectively, relating to the construction of our corporate headquarters.
     (4) ACCRUED EXPENSES
     Accrued expenses at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Accrued inventory purchases	$5,913	$3,937
Accrued payroll and related taxes	17,108	14,919
Income taxes payable	—	1,058
Accrued interest	—	35

Accrued expenses	$23,021	$19,949

     (5) SHORT-TERM BORROWINGS OR LINE OF CREDIT
     On May 31, 2006, the Company amended its secured line of credit, which permits the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line can be increased to $250.0 million at our request, if the lenders agree to such increase. Borrowings bear interest at the borrowers’ election based on either the prime rate or LIBOR. Prime rate loans will bear interest at a rate equal to JPMorgan Chase Bank’s publicly announced prime rate less up to 0.50%. LIBOR loans will bear interest at a rate equal to the applicable LIBOR plus up to an additional 1.75%. The Company pays a monthly unused line of credit fee of 0.25% per annum. The loan agreement, which expires on May 31, 2011, provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a financial covenant requiring a fixed charge coverage ratio of not less than 1.1 at the end of each quarter if excess availability of eligible account receivable and inventory is less than $50.0 million at any time during such quarter. Excess availability was not less than $50.0 million during the three months ended December 31, 2008; hence, the fixed charge ratio requirement was not applicable at such date. No amounts were outstanding and the Company was in compliance with all other covenants of the loan agreement at December 31, 2008. The Company had $2.9 million and $9.6 million of outstanding letters of credit as of December 31, 2008 and 2007, respectively.
     (6) LONG-TERM BORROWINGS
     Long-term debt at December 31, 2007 and 2006 is as follows (in thousands):

	2008	2007
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	$9,306	$9,557
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,776 due February 2011	7,156	7,268
Capital lease obligations	298	74

Subtotal	16,760	16,899
Less current installments	572	437

Total long-term debt	$16,188	$16,462

     The aggregate maturities of long-term borrowings at December 31, 2008 are as follows:

2009	$572
2010	547
2011	15,641

$16,760

     The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt as of December 31, 2008.
     (7) STOCK COMPENSATION
          (a) Equity Incentive Plans
     In January 1998, the Company’s Board of Directors adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan for the grant of qualified incentive stock options (“ISOs”), non qualified stock options and deferred and restricted stock (the “Equity Incentive Plan”). The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). In June 2001, the stockholders approved an amendment to the plan to increase the number of shares of Class A Common Stock authorized for issuance under the plan to 8,215,154. In May 2003, stockholders approved an amendment to the plan to increase the number of shares of Class A Common Stock authorized for issuance under the plan to 11,215,154. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally become exercisable over a graded vesting period and expire ten years from the date of grant.
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
          (b) Valuation Assumptions
     For net earnings purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical share price data. The Company uses historical employee exercise and cancellation data to estimate expected term and forfeiture rates. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant. Employees that have similar historical exercise behavior are considered separately for valuation purposes. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Because the Black-Scholes based option valuation models incorporate assumptions for inputs, those inputs are disclosed in the table as follows:

2006
Dividend yield	—
Expected volatility	62%
Risk-free interest rate	4.52%
Expected life of option	7

     There were no ISO’s granted during 2008 or 2007. Using the Black-Scholes option valuation model, the weighted-average fair value per share of options granted during 2006 was $12.70. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $2.7 million, $9.9 million, and $25.5 million, respectively.
          (c) Stock-Based Payment Awards
     A summary of the status and changes of our nonvested shares related to the Equity Incentive Plan and the 2007 Plan as of and during the period ended December 31, 2008 is presented below:

		WEIGHTED AVERAGE
	SHARES	GRANT-DATE FAIR VALUE
Nonvested at December 31, 2007	15,167	$18.32
Granted	218,046	16.85
Vested	(10,001)	16.26
Cancelled	(5,928)	17.16

Nonvested at December 31, 2008	217,284	$16.97

     Nonvested shares generally vest over a graded vesting schedule from one to four years and expire ten years from the date of grant.

     Shares subject to option under the Equity Incentive Plan and the 2007 Plan were as follows:

		WEIGHTED
	SHARES	OPTION EXERCISE PRICE
Outstanding at December 31, 2005	4,209,437	$10.98
Granted	15,000	19.49
Exercised	(1,711,945)	9.96
Cancelled	(26,910)	10.35

Outstanding at December 31, 2006	2,485,582	11.74
Granted	—
Exercised	(501,874)	12.23
Cancelled	(21,952)	16.86

Outstanding at December 31, 2007	1,961,756	11.56
Granted	—
Exercised	(206,844)	9.06
Cancelled	(15,191)	19.37

Outstanding at December 31, 2008	1,739,721	$11.79

Nonvested shares and options available for grant at December 31, 2008	7,287,882

     There was approximately $2.2 million and $0.3 million of total unrecognized compensation cost related to unvested stock options and restricted stock granted under our Equity Incentive Plan or the 2007 Plan as of December 31, 2008 and 2007, respectively. That cost is expected to be recognized over a weighted average period of 1.2 years and 1 year, respectively. The total fair value of shares vested during the period ended December 31, 2008 and 2007 was $0.1 million and $1.1 million, respectively. The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
					WEIGHTED
	NUMBER	WEIGHTED	WEIGHTED	NUMBER	AVERAGE
RANGE OF	OUTSTANDING	AVERAGE REMAINING	AVERAGE	EXERCISABLE AT	EXERCISE
EXERCISE PRICE	DECEMBER 31, 2008	CONTRACTUAL LIFE	EXERCISE PRICE	DECEMBER 31, 2008	PRICE
$3.94 to $5.90	28,749	1.1 years	$3.94	28,749	$3.94
$6.95 to $9.28	606,774	4.3 years	7.47	606,774	7.47
$10.58 to $15.50	947,482	2.0 years	12.83	944,232	12.83
$19.18 to $24.00	156,716	2.3 years	23.69	156,716	23.69

	1,739,721	2.8 years	$11.79	1,736,471	$11.79

          (d) Stock Purchase Plans
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
     During 2008, 132,300 shares were issued under the 2008 ESPP for which the Company received approximately $1.8 million, and during 2007 and 2006, 98,349 and 121,378 shares were issued, respectively, under the 1998 ESPP for which the Company received approximately $2.1 million, and $1.9 million, respectively.
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
     During 2008, 2007 and 2006 certain Class B stockholders converted 69,404, 916,400, and 2,883,000 shares, respectively, of Class B Common Stock to Class A Common Stock.
     (9) TOTAL OTHER INCOME (EXPENSE), NET
     Other income (expense), net at December 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	2008	2007	2006
Gain (loss) on foreign currency transactions	$307	$(295)	$116
Legal settlements	(187)	393	864

Total other income, net	$120	$98	$980

     (10) INCOME TAXES
     The provisions for income tax expense were as follows (in thousands):

	2008	2007	2006
Federal:
Current	$9,026	$33,354	$38,252
Deferred	(6,714)	(301)	(4,451)

Total federal	2,312	33,053	33,801

State:
Current	3,654	7,255	7,398
Deferred	(1,643)	(66)	(586)

Total state	2,011	7,189	6,812

Foreign :
Current	2,448	2,686	2,192
Deferred	487	(309)	(1,151)

Total foreign	2,935	2,377	1,041

Total income taxes	$7,258	$42,619	$41,654

     Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2008	2007	2006
Expected income tax expense	$21,260	$41,407	$39,427
State income tax, net of federal benefit	1,710	3,963	4,031
Rate differential on foreign income	(10,697)	(9,699)	(4,820)
Change in unrecognized tax benefits	(7,896)	7,024	3,393
Exempt income	(1,241)	(1,026)	(260)
Non-deductible expenses	188	464	871
Change in valuation allowance	3,252	194	(967)
Other	682	292	(21)

Total provision for income taxes	$7,258	$42,619	$41,654

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands):

DEFERRED TAX ASSETS:	2008	2007
Deferred tax assets — current:
Inventory adjustments	$5,337	$2,555
Accrued expenses	6,658	6,540
Allowances for bad debts and chargebacks	3,401	2,570

Total current assets	15,396	11,665

Deferred tax assets — long term:
Depreciation on property and equipment	10,735	11,441
Unrealized loss on securities	5,549	—
Loss carryforwards	5,273	3,133
Stock-based compensation	535	91
Valuation allowance	(3,934)	(682)

Total long term assets	18,158	13,983

Total deferred tax assets	33,554	25,648

Deferred tax liabilities — current:
Prepaid expenses	3,441	3,071

Total deferred tax liabilities	3,441	3,071

Net deferred tax assets	$30,113	$22,577

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
     Consolidated U.S. income before income taxes was $27.9 million, $87.3 million, and $98.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The corresponding income before income taxes for non-U.S. based operations was $32.9 million, $31.0 million, and $14.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amounts of 2007 and 2006 U.S. and non-U.S. income before taxes reflected in this paragraph have been adjusted to reflect the reclassifications of income between U.S. and non-U.S. operations resulting from the advanced pricing agreement entered into with the IRS in 2008.
     As of December 31, 2008 and 2007, the Company had combined foreign operating loss carry-forwards available to reduce future taxable income of approximately $17.5 million and $8.7 million, respectively. Some of these net operating losses expire beginning in 2011, however others can be carried forward indefinitely. As of December 31, 2008 and 2007, a valuation allowance against deferred tax assets of $3.9 million and $0.7 million, respectively, had been set up for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.
     As of December 31, 2008, withholding and U.S. taxes have not been provided on approximately $64.1 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $3.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     The balance of unrecognized tax benefits decreased by $9.0 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$18,698
Additions for current year tax positions	317
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlement of uncertain tax positions	(6,537)
Reductions related to lapse of statute of limitations	(2,815)

Balance at December 31, 2008	$9,663

     If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled less than $0.1 million, $0.5 million, and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Accrued interest and penalties were $1.2 million and $1.3 million as of December 31, 2008 and December 31, 2007, respectively.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the United States Internal Revenue Service; however the company is under examination by a number of states. It is reasonably possible that most or all of these examinations could be settled within the next twelve months which would reduce the balance of 2008 and prior year unrecognized tax benefits by $2.2 million.
     With few exceptions, the Company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2005. During the third quarter, the statute of limitations for the 2004 tax year lapsed for the U.S. federal and several state tax jurisdictions. The lapse in statute reduced the balance of prior year unrecognized tax benefits by $2.9 million. Tax years 2005 through 2007 remain open to examination by the U.S. federal, state, and foreign taxing jurisdictions under which we are subject. It is reasonably possible that the statute of limitations for the 2005 tax year will lapse for the U.S. federal and most state tax jurisdictions during 2009, which would reduce the balance of 2008 and prior year unrecognized tax benefits by $0.5 million.

     We have applied for advanced pricing agreements with various tax authorities related to the pricing of certain intercompany transactions. During the third quarter, the Company entered into an APA with the IRS related to certain intercompany transactions. As a result of this agreement the prior year balance of unrecognized tax benefits was reduced by $6.5 million. It is reasonably possible that we will receive final decisions on the remaining application within the next twelve months which would reduce the balance of 2008 and prior year unrecognized tax benefits by $0.5 million. If the advanced pricing agreements are not resolved in 2009, we will continue to add to the unrecognized tax benefits during the year, and that increase could be approximately $0.1 million to $0.3 million.
     (11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company operates in the footwear industry and generates most of its sales in the United States, although its products are sold into various foreign countries. The footwear industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $111.9 million and $110.3 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2008 and 2007, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $78.1 million and $67.4 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2008 and 2007, respectively. International net sales amounted to $357.2 million, $291.3 million, and $203.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2008, 2007 and 2006 were $10.8 million, $1.6 million, and $4.6 million, respectively, and were primarily from domestic accounts.
     Net sales to customers in North America exceeded 75% of total net sales for each of the years in the three-year period ended December 31, 2008. Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $120.5 million and $126.1 million at December 31, 2008 and 2007, respectively.
     During 2008, 2007, and 2006, no customer accounted for 10.0% or more of net sales. No customer accounted for more than 10.0% of net trade receivables at December 31, 2008. One customer accounted for 10.0% and 12.0% of net trade receivables at December 31, 2007 and 2006, respectively. During 2008, 2007 and 2006, our net sales to our five largest customers were approximately 24.1%, 25.3%, and 24.9%, respectively.
     During 2008, the Company had four manufacturers which accounted for between 6.6% and 30.6% of total purchases. During 2007, the Company had four manufacturers which accounted for between 7.9% and 29.7% of total purchases. During 2006, the Company had four manufacturers which accounted for between 8.9% and 30.8% of total purchases.
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
     (12) BENEFIT PLAN
     The Company has adopted a 401(K) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period.
     The Company’s cash contributions to the plan amounted to $1.2 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively. The Company did not make a contribution for the year ended December 31, 2008.
     (13) COMMITMENTS AND CONTINGENCIES
          (a) Leases
     The Company leases facilities under operating lease agreements expiring through March 2029. The Company pays taxes, maintenance and insurance in addition to the lease obligation. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through November 2013. Rent expense for the years ended December 31, 2008, 2007 and 2006 approximated $57.4 million, $48.9 million, and $40.4 million, respectively.
     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through June 2010.
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
     Future minimum lease payments under noncancellable leases at December 31, 2008 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
Year ending December 31:
2009	$178	$67,849
2010	120	73,305
2011	—	65,166
2012	—	55,515
2013	—	46,837
Thereafter	—	240,405

	$298	$549,077

          (b) Litigation
     The Company recognizes legal expense in connection with loss contingencies as incurred.
     On July 10, 2008, Crocs, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Colorado, CROCS, INC. v. SKECHERS U.S.A., INC. (Case No. 08cv01450-RPM). The complaint alleges patent infringement, trade dress infringement and dilution, unfair competition and deceptive trade practices arising out of the Company’s manufacture, distribution and sales of footwear that is allegedly similar to several Crocs’ products. The lawsuit seeks, among other things, actual damages, treble or punitive damages as applicable, profits, attorney’s fees and costs, and a preliminary and/or permanent injunction against the Company to prevent any future manufacturing, distribution or sales of footwear that infringes Crocs’ design patents or trade dress or that uses any mark that is confusingly similar to Crocs’ animated crocodile design mark. Subsequently, the parties reached a settlement in principle, and on December 2, 2008, they reduced it to writing and finalized a formal settlement agreement. The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.
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
          (c) Product and Other Financing
     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% per 30 to 60 day term. The amounts outstanding under these arrangements at December 31, 2008 and 2007 were $79.6 million and $81.3 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3.6 million in 2008, $3.3 million in 2007, and $2.9 million in 2006. The Company has contractual commitments relating to licensing arrangements of $7.1 million through 2014 and open purchase commitments with our foreign manufacturers of $84.4 million which are not included in the accompanying consolidated balance sheets. The company is currently in the process of designing and purchasing the equipment to be used in its new distribution center. The total cost of this equipment is expected to be approximately $85.0 million, of which $23.1 million was incurred as of December 31, 2008.

     (14) SEGMENT INFORMATION
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

	2008	2007	2006
Net sales
Domestic wholesale	$807,047	$831,235	$772,920
International wholesale	332,503	267,648	183,687
Retail	283,128	279,361	237,390
E-commerce	18,065	15,937	11,371

Total	$1,440,743	$1,394,181	$1,205,368

	2008	2007	2006
Gross profit
Domestic wholesale	$276,604	$320,364	$301,215
International wholesale	137,840	99,759	65,034
Retail	172,870	171,758	151,456
E-commerce	8,608	8,108	5,641

Total	$595,922	$599,989	$523,346

	2008	2007
Identifiable assets
Domestic wholesale	$678,881	$629,377
International wholesale	110,930	118,195
Retail	86,236	80,250
E-commerce	269	155

Total	$876,316	$827,977

	2008	2007
Additions to property, plant and equipment
Domestic wholesale	$45,709	$11,371
International wholesale	6,893	1,346
Retail	19,859	18,458

Total	$72,461	$31,175

Geographic Information
The following summarizes our operations in different geographic areas for the year indicated:

	2008	2007	2006
Net Sales (1)
United States	$1,083,498	$1,102,895	$1,002,022
Canada	43,088	38,060	25,276
Other International (2)	314,157	253,226	178,070

Total	$1,440,743	$1,394,181	$1,205,368

	2008	2007
Long-lived Assets
United States	$148,228	$96,044
Canada	471	343
Other International (2)	9,058	2,013

Total	$157,757	$98,400

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Thailand and Malaysia that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China and Hong Kong that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Brazil, Malaysia, Thailand, China, Hong Kong, Switzerland, United Kingdom, Germany, France, Spain, Italy, and Netherlands.
     (15) RELATED PARTY TRANSACTIONS
     The Company paid approximately $183,000, $175,000 and $177,000 during 2008, 2007 and 2006, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and four other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2008.
     The Company had receivables from officers and employees of $0.5 million and $0.3 million at December 31, 2008 and 2007, respectively. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards that are not business-related expenses. These receivables are short-term and are expected to be repaid within a reasonable period of time. During 2008, the Company purchased an automobile at fair market value for $140,000 from Michael Greenberg, President and a director of the Company.
     We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.

     (16) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Summarized unaudited financial data are as follows (in thousands):

2008	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$384,922	$354,574	$403,159	$298,088
Gross profit	172,172	157,193	171,531	95,026
Net earnings (loss)	32,844	14,641	28,289	(20,378)

Net earnings (loss) per share:

Basic	$0.72	$0.32	$0.61	$(0.44)
Diluted	0.70	0.31	0.60	(0.44)

2007	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$344,896	$352,211	$395,033	$302,041
Gross profit	149,039	152,028	171,670	127,252
Net earnings	23,900	14,948	24,744	12,094

Net earnings per share:

Basic	$0.54	$0.33	$0.54	$0.26
Diluted	0.52	0.32	0.53	0.26
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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that as of December 31, 2008, our internal control over financial reporting is effective.
     Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included in Part II, Item 8 of this annual report on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2008, and we have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2008. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.
ITEM 9B. OTHER INFORMATION
     On January 22, 2009, our Compensation Committee approved the 2009 annual incentive compensation formulae for our executive management, including the “Named Executive Officers” (as defined in Item 402 of Regulation S-K), which will allow for executive management to earn incentive compensation on a quarterly basis in the event that certain specified performance goals are achieved under our 2006 Annual Incentive Compensation Plan (the “2006 Plan”). The purpose is to provide our executive management with the opportunity to earn incentive compensation based on our financial performance by linking incentive award opportunities to the achievement of certain performance goals.
     The Compensation Committee approved the business criteria to be used in the formulae to calculate the incentive compensation to be paid to our executive management on a quarterly basis for 2009. The business criteria that will be used to calculate the incentive compensation of Robert Greenberg (Chairman and Chief Executive Officer), Michael Greenberg (President), David Weinberg (Chief Operating Officer) and Mark Nason (Executive Vice President of Product Development) are our net sales and EBITDA, while our net sales will be used for calculating the incentive compensation of Fred Schneider (Chief Financial Officer). The Compensation Committee believes that each of these criteria provides an accurate and comprehensive measure of our annual performance.

     The potential payments of incentive compensation to our executive management, including the Named Executive Officers, are performance-driven and therefore completely at risk. The payment of any incentive compensation is conditioned on our company achieving at least certain threshold performance levels of the business criteria approved by the Compensation Committee, and no payments will be made to the Named Executive Officers if the threshold performance levels are not met. Any incentive compensation to be paid to the Named Executive Officers in excess of the threshold amounts is based on the Compensation Committee’s pre-approved business criteria and formulae for the respective Named Executive Officers. In approving the percentages that will be used in the formulae to calculate the Named Executive Officers’ potential payments of incentive compensation for 2009, the Compensation Committee considered each Named Executive Officer’s position, responsibilities and prospective contribution to the attainment of the Company’s specified performance goals. The threshold performance levels for 2009 are “attainable,” and additional incentive compensation may be earned based on our company’s financial performance exceeding increasingly challenging levels of performance goals, none of which is certain to be achieved. Consistent with the prior year, the Compensation Committee did not place a maximum limit on the incentive compensation that may be earned by the Named Executive Officers in 2009, although the maximum amount of incentive compensation that any Named Executive Officer may earn in a 12-month period under the 2006 Plan is $5,000,000.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 38 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 65 of this annual report on Form 10-K.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Years Ended December 31, 2008, 2007 and 2006

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2006:
Allowance for chargebacks	$623	$1,237	$(359)	$1,501
Allowance for doubtful accounts	1,965	1,307	(573)	2,699
Reserve for sales returns and allowances	4,608	2,047	(297)	6,358
Year-ended December 31, 2007:
Allowance for chargebacks	$1,501	$1,684	$(613)	$2,572
Allowance for doubtful accounts	2,699	284	(635)	2,348
Reserve for sales returns and allowances	6,358	(358)	(636)	5,364
Year-ended December 31, 2008:
Allowance for chargebacks	$2,572	$2,940	$(1,598)	$3,914
Allowance for doubtful accounts	2,348	5,495	(3,421)	4,422
Reserve for sales returns and allowances	5,364	2,352	(1,172)	6,544

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2006:
Reserve for shrinkage	—	—	—	—
Reserve for obsolescence	$536	$97	—	$633
Year-ended December 31, 2007:
Reserve for shrinkage	—	$110	—	$110
Reserve for obsolescence	$633	1,198	—	1,831
Year-ended December 31, 2008:
Reserve for shrinkage	$110	$55	—	$165
Reserve for obsolescence	1,831	11,192	—	13,023
See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.1(b)**	Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1(c)**	Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9	Second Amended and Restated Loan and Security Agreement, dated May 31, 2006, by and among the Registrant and certain of its subsidiaries that are also borrowers under the Agreement, certain of its subsidiaries who are guarantors under the Agreement, and certain lenders including The CIT Group/Commercial Services, Inc., which acts as agent for the lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2006).

10.10	Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.11	Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.12	Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.13	Agreement dated August 25, 2005 between Duncan Investments, LLC, a wholly owned subsidiary of the Registrant, and Morley Construction Company regarding 330 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2005).

10.14	General Conditions of the Contract for Construction regarding 330 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2005).

10.15	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.15(b)	Second Amendment to Lease Agreement, dated December 10, 2007, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(b) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.16(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.16(b)	Second Amendment to Lease Agreement, dated May 14, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(b) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16(c)	Third Amendment to Lease Agreement, dated May 7, 2007, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(c) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16(d)	Fourth Amendment to Lease Agreement, dated November 10, 2007, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(d) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.17	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2001).

10.17(a)	First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.18	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.19	Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Moreno Valley, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.20	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008).

10.21	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 2nd day of March 2009.

SKECHERS U.S.A., INC.
By:	/S/ ROBERT GREENBERG
Robert Greenberg
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ROBERT GREENBERG	Chief Executive Officer	March 2, 2009
Robert Greenberg	(Principal Executive Officer)

/S/ MICHAEL GREENBERG	President and Director	March 2, 2009
Michael Greenberg

/S/ DAVID WEINBERG	Executive Vice President, Chief Operating Officer	March 2, 2009
David Weinberg	and Director

/S/ FREDERICK H. SCHNEIDER	Chief Financial Officer	March 2, 2009
Frederick H. Schneider	(Principal Financial and Accounting Officer)

/S/ JEFFREY GREENBERG	Director	March 2, 2009
Jeffrey Greenberg

/S/ J. GEYER KOSINSKI	Director	March 2, 2009
J. Geyer Kosinski

/S/ MORTON D. ERLICH	Director	March 2, 2009
Morton D. Erlich

/S/ RICHARD SISKIND	Director	March 2, 2009
Richard Siskind