Form 10-Q
period 2009-03-31
SKECHERS USA INC
filed 2009-05-08
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2009: 33,529,578.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2009: 12,738,483.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$73,205	$114,941
Trade accounts receivable, less allowances of $13,395 in 2009 and $14,880 in 2008	229,877	175,064
Other receivables	9,414	7,816

Total receivables	239,291	182,880
Inventories	172,886	261,209
Prepaid expenses and other current assets	33,398	31,022
Deferred tax assets	11,955	11,955

Total current assets	530,735	602,007
Property and equipment, at cost, less accumulated depreciation and amortization	169,798	157,757
Intangible assets, less accumulated amortization	5,184	5,407
Deferred tax assets	19,575	18,158
Long-term marketable securities	78,050	81,925
Other assets, at cost	8,737	11,062

TOTAL ASSETS	$812,079	$876,316

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	613	572
Short-term borrowings	1,145	—
Accounts payable	101,662	164,643
Accrued expenses	16,418	23,021

Total current liabilities	119,838	188,236
Long-term borrowings, excluding current installments	16,079	16,188

Total liabilities	135,917	204,424
Commitments and contingencies
Equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 33,529 and 33,410 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	33	33
Class B Common Stock, $.001 par value; 100,000 shares authorized; 12,738 and 12,782 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	13	13
Additional paid-in capital	264,182	264,200
Accumulated other comprehensive income	(9,764)	(4,719)
Retained earnings	417,387	409,166

Skechers U.S.A., Inc. equity	671,851	668,693
Noncontrolling interest	4,311	3,199

Total equity	676,162	671,892

TOTAL LIABILITIES AND EQUITY	$812,079	$876,316

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended March 31,
	2009	2008
Net sales	$343,470	$384,922
Cost of sales	218,041	212,750

Gross profit	125,429	172,172
Royalty income	272	840

	125,701	173,012

Operating expenses:
Selling	21,510	25,534
General and administrative	98,038	99,221

	119,548	124,755

Earnings from operations	6,153	48,257

Other income (expense):
Interest income	706	2,459
Interest expense	(42)	(1,006)
Other, net	(218)	(97)

	446	1,356

Earnings before income taxes	6,599	49,613
Income tax (benefit) expense	(753)	16,769

Net earnings	7,352	32,844
Less: Net loss attributable to noncontrolling interest	(868)	—

Net earnings attributable to Skechers U.S.A., Inc.	$8,220	$32,844

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.18	$0.72

Diluted	$0.18	$0.70

Weighted average shares used in calculating earnings per share attributable to Skechers U.S.A, Inc.:
Basic	46,221	45,880

Diluted	46,467	46,664

Comprehensive income:
Net earnings	$8,220	$32,844
Unrealized loss on marketable securities, net of tax	(2,083)	(1,347)
(Loss) gain on foreign currency translation adjustment, net of tax	(2,962)	1,049

Total comprehensive income	$3,175	$32,546

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$8,220	$32,844
Adjustments to reconcile net earnings to net cash used in operating activities:
Noncontrolling interest in subsidiaries	(868)	—
Depreciation of property and equipment	4,497	4,312
Amortization of intangible assets	224	106
Provision for bad debts and returns	826	3,511
Tax benefits from stock-based compensation	—	250
Non-cash stock compensation	589	536
Loss on disposal of property and equipment	1	308
Deferred taxes	(607)	—
Impairment of property and equipment	761	1,389
(Increase) decrease in assets:
Receivables	(57,634)	(70,812)
Inventories	88,191	25,923
Prepaid expenses and other current assets	(2,433)	(7,746)
Other assets	2,050	(15,612)
Increase (decrease) in liabilities:
Accounts payable	(65,492)	(17,182)
Accrued expenses	(6,543)	13,202

Net cash used in operating activities	(28,218)	(28,971)

Cash flows used in investing activities:
Capital expenditures	(16,406)	(13,780)
Purchases of investments	—	(11,725)
Maturities of investments	375	6,575

Net cash used in investing activities	(16,031)	(18,930)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	—	681
Payments on long-term debt	(31)	(211)
Increase in short-term borrowings	1,145	—
Contribution from noncontrolling interest of consolidated entity	2,000	—
Excess tax benefits from stock-based compensation	—	189

Net cash provided by financing activities	3,114	659

Net decrease in cash and cash equivalents	(41,135)	(47,242)
Effect of exchange rates on cash and cash equivalents	(601)	162
Cash and cash equivalents at beginning of the period	114,941	199,516

Cash and cash equivalents at end of the period	$73,205	$152,436

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$858	$1,035
Income taxes	557	1,576
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2009
(Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.
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
Noncontrolling interests
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB no. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Under the provisions of this statement, the income statement presentation has been revised to separately present consolidated net income, which now includes the amounts attributable to the Company, plus noncontrolling interests and net income attributable solely to the Company. Noncontrolling interest, previously referred to as minority interest, in the Company’s consolidated financial statements results from the accounting for a noncontrolling interest in a consolidated subsidiary or affiliate. Noncontrolling interest represents partially-owned subsidiaries or consolidated affiliate’s income, losses, and components of other comprehensive income which is attributable to the noncontrolling parties’ interests. In addition, noncontrolling interests are considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. Prior year presentations have been reclassified to conform with these requirements.
     The Company has a 50 percent interest in Skechers China Limited (“Skechers China”), a joint venture which was formed in October 2007, and made a capital contribution of cash and inventory of $2.0 million during the quarter ended March 31, 2009. Our joint venture partner also made a corresponding cash capital contribution during the quarter ended March 31, 2009. The Company consolidates this joint venture into its financial statements because it holds a majority of seats on the board of directors and, thus, controls the joint venture. Noncontrolling interest of $0.9 million for the three months ended March 31, 2009 represents the share of net loss that is attributable to the equity of Skechers

China that is owned by our joint venture partner. Transactions between Skechers China and Skechers have been eliminated in the consolidated financial statements.
Recent accounting pronouncements
     Effective January 1, 2009, the Company adopted FSP APB-14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company’s adoption of FSP APB-14-1 did not have a material impact on the Company’s consolidated financial statements.
     Effective January 1, 2009, the Company adopted SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.
     Effective January 1, 2009, the Company adopted SFAS No. 141(R) Applying the Acquisition Method (“SFAS 141(R)”) which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The Company’s adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities Exchange and Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect that the adoption of SFAS 162 will have a material impact on the Company’s consolidated financial statements.
(2) INVESTMENTS
     Investments in marketable securities consist of certain auction rate preferred stocks and auction rate Dividend Received Deduction (“DRD”) preferred securities aggregating $78.1 million at March 31, 2009, net of unrealized losses of $17.2 million, and $81.9 million, net of unrealized losses of $13.7 million at December 31, 2008. These investments have been classified as noncurrent assets on the consolidated condensed balance sheet as of March 31, 2009 because of the failure of the auction rate market discussed below. During the three months ended March 31, 2009, issuers refinanced $0.4 million of our preferred stock investments at par. Our available-for-sale securities at March 31, 2009 included $76.1 million of auction rate preferred stocks and $19.2 million of auction rate DRD preferred securities. The auction rate preferred stocks are collateralized by portfolios of municipal bonds which are issued by various state and local governments, collateral is required to be maintained at 200% of the issued amount of preferred stock; and interest is paid and rates are reset at weekly auctions every seven days. The auction rate DRD preferred securities are collateralized by corporate preferred stocks, and interest is paid and rates are reset at auctions every 90 days.

     Since February 2008, as a result of the liquidity issues experienced in the global credit and capital markets, periodic auctions for the auction rate securities that the Company holds have failed. As a result of these failed auctions, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. A failed auction is not necessarily an indication of increased credit risk or a reduction in the underlying collateral; however, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Because there is no assurance that future auctions will succeed or that other events will occur to provide liquidity our ability to liquidate our investments in the near term may be limited or may not exist.
     On a quarterly basis, the Company assesses its investments for impairment. If the investments are deemed to be impaired, the Company then determines whether the impairment is temporary or permanent. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed to be permanent, the Company records the impairment in the Company’s consolidated condensed statements of earnings.
     Because of the lack of liquidity noted above, the Company determined that there were no observable market transactions to reference to determine the fair value of these auction rate securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. As a result, management determined that these investments met the definition of the Level 3 fair value hierarchy under SFAS 157. Management estimated the fair value of the Company’s holdings of these securities using a calculated discount based on internal assumptions and limited market data as well as ongoing plans announced by certain issuers to partially redeem or attempt to restore liquidity to these securities and whether any of these efforts will be successful. The Company calculated a discount of $17.2 million of which $4.0 million, or approximately 5.3% of the par value related to auction rate preferred stocks and $13.2 million, or approximately 68.8% of the par value related to the auction rate DRD preferred securities. The Company’s valuation is highly subjective and could vary significantly based on the assumptions used. Our marketable securities are the only assets and liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy.
     The auction rate securities that the Company holds were purchased from Wachovia Securities. During the quarter ended September 30, 2008, Wachovia Securities announced that it had agreed to a settlement with state and federal regulators whereby it would repurchase all of the auction rate securities it had sold to clients prior to the collapse of the auction rate market in February 2008. The Company believes that all of its auction rate securities are subject to this settlement and, as a result, expects to receive an offer to repurchase these securities between June 10, 2009 and June 30, 2009. Until such time as (a) the formal offer is received and Wachovia repurchases these securities, (b) they are redeemed by the issuer(s), or (c) they can be sold at par value, the Company intends to consider these securities as available for sale securities and to classify them as long-term assets. In the meantime, the issuers of these securities continue to make interest payments at the maximum rate. The Company believes its operating cash flows, existing cash balances and credit facilities will provide sufficient liquidity for the Company’s ongoing operations and capital commitments through March 31, 2010.
(3) REVENUE RECOGNITION
     The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. The Company recognizes revenue from retail sales at the point of sale. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales.
     Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter-end we receive correspondence from our licensees indicating actual sales for the period which is used to calculate and accrue the related royalties based on the terms of the agreement.
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
     The activity in other comprehensive income, net of income taxes, was as follows (in thousands):

Three-Months Ended
March 31, 2009
Net earnings	$7,352
Unrealized loss on marketable securities, net of tax	(2,083)
Loss on foreign currency translation adjustment, net of tax	(2,982)

Comprehensive income	2,287

Comprehensive loss attributable to noncontrolling interest	(888)

Comprehensive income attributable to parent	$3,175

     Prior year amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current year presentation as required by SFAS 160.
     The following table reconciles equity attributable to noncontrolling interest (in thousands):

Three-Months Ended
March 31, 2009
Noncontrolling interest, January 1, 2009	$3,199
Net loss attributable to noncontrolling interest	(868)
Foreign currency translation adjustment	(20)
Capital contribution by minority partner	2,000

Noncontrolling interest, March 31, 2009	$4,311

(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2008	1,739,721	$11.79
Granted	—	—
Exercised	—	—
Cancelled	(6,880)	12.93

Outstanding at March 31, 2009	1,732,841	11.79	2.6 years	$78,556

Exercisable at March 31, 2009	1,732,841	11.79	2.6 years	$78,556

     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the three months ended March 31, 2009 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2008	217,284	$16.97
Granted	2,500	12.22
Vested	(101,807)	17.10
Cancelled	—	—

Nonvested at March 31, 2009	117,977	16.76

(6) EARNINGS PER SHARE
     Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares, if dilutive, which would arise from the exercise of stock options and nonvested shares using the treasury stock method, which in the current period includes consideration of average unrecognized stock-based compensation cost resulting from the adoption of SFAS 123(R).
     Net earnings for the three months ended March 31, 2009 were positively impacted by a $1.9 million adjustment for a discrete tax item as discussed in Note 7, Income Taxes.
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings per share	2009	2008
Net earnings attributable to Skechers U.S.A., Inc.	$8,220	$32,844
Weighted average common shares outstanding	46,221	45,880
Basic earnings per share attributable to Skechers U.S.A., Inc	$0.18	$0.72

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings per share	2009	2008
Net earnings attributable to Skechers U.S.A., Inc	$8,220	$32,844

Weighted average common shares outstanding	46,221	45,880
Dilutive effect of stock options	246	784

Weighted average common shares outstanding	46,467	46,664

Diluted earnings per share attributable to Skechers U.S.A., Inc	$0.18	$0.70

     Options to purchase 1,270,027 shares and 156,016 shares of Class A common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.
(7) INCOME TAXES
     The Company’s effective tax rate was (11.4%) and 33.8% for the three months ended March 31, 2009 and 2008, respectively. Income tax benefit for the three months ended March 31, 2009 was $0.8 million compared to an income tax expense of $16.8 million for the same period in 2008. The income tax benefit for the three months ended March 31, 2009 includes a $1.9 million discrete item adjusting the amount of tax benefit recognized in 2008 relating to the Company entering into an advanced pricing agreement (“APA”) with the U.S. Internal Revenue Service (“IRS”).
     The tax provision for the three months ended March 31, 2009 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three months ended March 31, 2009 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the IRS; however the Company is under examination by a number of states. During the three months ended March 31, 2009, settlements were reached with certain state tax jurisdictions which reduced the balance of 2009 and prior year unrecognized tax benefits by $0.5 million. It is reasonably possible that most or all of the remaining examinations could be settled within the next twelve months which would reduce the remaining balance of 2009 and prior year unrecognized tax benefits by $1.7 million.
(8) LINE OF CREDIT AND SHORT-TERM BORROWINGS
     The Company has a secured line of credit expiring on May 31, 2011, permitting the Company and certain of its subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities. The Company was in compliance with all covenants of the loan agreement at March 31, 2009. The Company had $2.7 million of outstanding letters of credit as of March 31, 2009. The Company also had $1.1 million of outstanding short-term borrowings as of March 31, 2009.

(9) LITIGATION
     The Company has no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements or results of operations. The Company occasionally becomes involved in litigation arising from the normal course of business, and management is unable to determine the extent of any liability that may arise from unanticipated future litigation. The Company recognizes legal expense in connection with loss contingencies as incurred.
(10) STOCKHOLDERS’ EQUITY
     Certain Class B stockholders converted 43,902 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended March 31, 2009. During the three months ended March 31, 2008, no shares of Class B common stock were converted into shares of Class A common stock.
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

	Three Months Ended March 31,
	2009	2008
Net sales
Domestic wholesale	$180,499	$220,783
International wholesale	99,551	99,485
Retail	60,040	60,578
E-commerce	3,380	4,076

Total	$343,470	$384,922

	Three Months Ended March 31,
	2009	2008
Gross profit
Domestic wholesale	$56,507	$88,155
International wholesale	33,588	45,961
Retail	33,572	36,043
E-commerce	1,762	2,013

Total	$125,429	$172,172

	March 31, 2009	December 31, 2008
Identifiable assets
Domestic wholesale	$610,691	$678,881
International wholesale	113,678	110,930
Retail	87,561	86,236
E-commerce	149	269

Total	$812,079	$876,316

	Three Months Ended March 31,
	2009	2008
Additions to property, plant and equipment
Domestic wholesale	$13,739	$8,683
International wholesale	1,493	187
Retail	1,174	4,910

Total	$16,406	$13,780

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Net sales (1)
United States	$240,291	$280,291
Canada	9,393	12,944
Other international (2)	93,786	91,687

Total	$343,470	$384,922

	March 31, 2009	December 31, 2008
Long-lived assets
United States	$161,074	$148,228
Canada	310	471
Other international (2)	8,414	9,058

Total	$169,798	$157,757

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Chile, Netherlands, Brazil, Thailand and Malaysia, and joint ventures in China and Hong Kong, that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Brazil, Malaysia, Thailand, China, Hong Kong, Switzerland, United Kingdom, Germany, France, Spain, Italy, Chile and Netherlands.
(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $137.2 million and $111.9 million before allowances for bad debts, sales returns and chargebacks at March 31, 2009 and December 31, 2008, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $106.1 million and $78.1 million before allowance for bad debts, sales returns and chargebacks at March 31, 2009 and December 31, 2008, respectively. The Company provided for potential credit losses of $0.8 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively.
     Net sales to customers in the U.S. exceeded 70% of total net sales for the three months ended March 31, 2009 and 2008. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $122.6 million and $120.5 million at March 31, 2009 and December 31, 2008, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 22.7% and 25.0% of total net sales for the three months ended March 31, 2009 and 2008, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2009 or 2008. No customer accounted for more than 10% of our outstanding accounts receivable balance at March 31, 2009 or 2008.

     The Company’s top five manufacturers produced approximately 57.6% and 63.0% of its total purchases for the three months ended March 31, 2009 and 2008, respectively. One manufacturer accounted for 21.0% and 30.6% of total purchases for the three months ended March 31, 2009 and 2008, respectively. A second manufacturer accounted for 10.5% and 6.4% of total purchases for the three months ended March 31, 2009 and 2008, respectively. A third manufacturer accounted for 9.6% and 11.6% of total purchases for the three months ended March 31, 2009 and 2008, respectively.
     The majority of the Company’s products are produced in China. The Company’s operations are subject to the customary risks of doing business abroad including, but not limited to currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these business risks have not had a material adverse impact on the Company’s operations.

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
     This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include international, national and local general economic, political and market conditions including the recent global economic slowdown and financial crisis; the ability to sustain, manage and forecast our costs and proper inventory levels; the loss of any significant customers, decreased demand by industry retailers and cancellation of order commitments due to the credit crisis in the global financial markets or other difficulties in their businesses; the failure of financial institutions to fulfill their commitments under our secured line of credit; changes in fashion trends and consumer demands; the level of sales during the spring, back-to-school and holiday selling seasons; the ability to anticipate, identify, interpret or forecast changes in fashion trends, consumer demand for the products and the various market factors described above; new standards regarding lead content in children’s products including footwear under the Consumer Product Safety Improvement Act of 2008; the ability to maintain brand image; intense competition among sellers of footwear for consumers; further changes to the global economic slowdown that could affect our ability to open retail stores in new markets and/or the sales performance of existing stores; potential disruptions in manufacturing related to overseas sourcing and concentration of production in China, including, without limitation, difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China, or electrical shortages, labor shortages or work stoppages that may lead to higher production costs and/or production delays; changes in monetary controls and valuations of the Yuan by the Chinese government; increased costs of freight and transportation to meet delivery deadlines; potential imposition of additional duties, tariffs or other trade restrictions; violation of labor or other laws by independent contract manufacturers, suppliers or licensees; popularity of particular designs and categories of products; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the disruption, expense and potential liability associated with existing or unanticipated future litigation; the ability to secure and protect trademarks, patents and other intellectual property; business disruptions resulting from natural disasters such as an earthquake due to the location of domestic warehouse, headquarters and a substantial number of retail stores in California; and other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2008.
     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
FINANCIAL OVERVIEW
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended March 31, 2009 were $8.2 million, or $0.18 per diluted share. Revenues as a percentage of net sales were as follows:

	Three-Months Ended March 31,
	2009	2008
Percentage of revenues by segment
Domestic wholesale	52.5%	57.4%
International wholesale	29.0%	25.9%
Retail	17.5%	15.7%
E-commerce	1.0%	1.0%

Total	100%	100%

     As of March 31, 2009, we owned 210 domestic retail stores and 14 international retail stores, and we have established our presence in most of what we believe to be the major domestic retail markets. During the first three months of 2009, we opened two domestic concept stores, one international outlet store and five domestic outlet stores, and we closed two domestic concept stores. During the remainder of 2009, we intend to focus on: (i) enhancing the efficiency of our operations by managing our inventory and reducing expenses, (ii) increasing our international customer base, (iii) increasing the product count of all customers by delivering trend-right styles at reasonable prices, and (iv) continuing to pursue opportunistic retail store locations. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
RESULTS OF OPERATIONS
The following table sets forth for the periods indicated selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended March 31,
	2009		2008
Net sales	$343,470	100.0%	$384,922	100.0%
Cost of sales	218,041	63.5	212,750	55.3

Gross profit	125,429	36.5	172,172	44.7
Royalty income	272	0.1	840	0.2

	125,701	36.6	173,012	44.9

Operating expenses:
Selling	21,510	6.3	25,534	6.6
General and administrative	98,038	28.5	99,221	25.8

	119,548	34.8	124,755	32.4

Earnings from operations	6,153	1.8	48,257	12.5
Interest income	706	0.2	2,459	0.6
Interest expense	(42)	—	(1,006)	(0.2)
Other, net	(218)	(0.1)	(97)	—

Earnings before income taxes	6,599	1.9	49,613	12.9
Income tax (benefit) expense	(753)	(0.2)	16,769	4.4

Net earnings	7,352	2.1	32,844	8.5
Less: Net loss attributable to noncontrolling interest	(868)	(0.3)	—	—

Net earnings attributable to Skechers U.S.A., Inc.	$8,220	2.4%	$32,844	8.5%

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008
Net sales
     Net sales for the three months ended March 31, 2009 were $343.5 million, a decrease of $41.4 million, or 10.8%, as compared to net sales of $384.9 million for the three months ended March 31, 2008. The decrease in net sales was primarily due to lower sales in our domestic wholesale segment.
     Our domestic wholesale net sales decreased $40.3 million to $180.5 million for the three months ended March 31, 2009, from $220.8 million for the three months ended March 31, 2008. The largest decreases in our domestic wholesale segment came in our Women’s Active and Cali Gear divisions. The average selling price per pair within the domestic wholesale segment decreased to $17.11 per pair for the three months ended March 31, 2009 from $17.94 per pair in the same period last year. The decrease in the domestic wholesale segment’s net sales came on a 14.3% unit sales volume decrease to 10.5 million pairs for the three months ended March 31, 2009 from 12.3 million pairs for the same period in 2008.
     Our international wholesale segment sales increased $0.1 million to $99.6 million for the three months ended March 31, 2009, compared to sales of $99.5 million for the three months ended March 31, 2008. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales decreased $4.0 million, or 5.4%, to $70.1 million for the three months ended March 31, 2009 compared to net sales of $74.1 million for the three months ended March 31, 2008. The largest sales decreases during the quarter came from our subsidiaries in the United Kingdom and Canada. Our distributor sales increased $4.1 million to $29.5 million for the three months ended March 31, 2009, a 16.1% increase from sales of $25.4 million for the three months ended March 31, 2008. This was primarily due to increased sales to our distributors in Panama.
     Our retail segment sales decreased $0.6 million to $60.0 million for the three months ended March 31, 2009, a 0.9% decrease over sales of $60.6 million for the three months ended March 31, 2008. The decrease in retail sales was due to negative comparable store sales (i.e. those open at least one year) partially offset by a net increase of 29 stores. For the three months ended March 31, 2009, we realized negative comparable store sales of 6.9% in our domestic retail stores and 28.3% in our international retail stores due to the challenging retail environment and unfavorable currency translations. During the three months ended March 31, 2009, we opened two new domestic concept stores, five domestic outlet stores and one international outlet store, and we closed two domestic concept stores. Despite negative comparable store sales, our domestic retail sales increased 1.8% for the three months ended March 31, 2009 compared to the same period in 2008 due to a net increase of 31 domestic stores. Our international retail sales decreased 29.5% for the three months ended March 31, 2009 compared to the same period in 2008 attributable to decreased comparable store sales and unfavorable currency translations.
     Our e-commerce sales decreased $0.7 million from $4.1 million for the three months ended March 31, 2008 to $3.4 million for the three months ended March 31, 2009, a 17.1% decrease due to the challenging retail environment. Our e-commerce sales made up 1% of our consolidated net sales for the three months ended March 31, 2009 and 2008.
Gross profit
     Gross profit for the three months ended March 31, 2009 decreased $46.8 million to $125.4 million as compared to $172.2 million for the three months ended March 31, 2008. Gross profit as a percentage of net sales, or gross margin, decreased to 36.5% for the three months ended March 31, 2009 from 44.7% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $31.6 million, or 35.9%, to $56.5 million for the three months ended March 31, 2009 compared to $88.1 million for the three months ended March 31, 2008. Domestic wholesale margins decreased to 31.3% in the three months ended March 31, 2009 from 39.9% for the same period in the prior year. The decrease in domestic wholesale margins was due to higher closeouts, product mix changes and continued price pressure resulting from the weak U.S. retail environment, partially offset by a decrease in the reserve for obsolescence of $5.6 million from December 31, 2008.
     Gross profit for our international wholesale segment decreased $12.3 million, or 26.9%, to $33.6 million for the three months ended March 31, 2009 compared to $45.9 million for the three months ended March 31, 2008. Gross margins were 33.7% for the three months ended March 31, 2009 compared to 46.2% for the three months ended March 31, 2008. The decrease in gross margins for our international wholesale segment was due to weaker retail environments abroad and unfavorable currency translations. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 36.2% for the three months ended March 31, 2009 as compared to 52.0% for the three months ended March 31, 2008. Gross margins for our distributor sales were 28.0% for the three months ended March 31, 2009 as compared to 29.4% for the three months ended March 31, 2008.
     Gross profit for our retail segment decreased $2.4 million, or 6.9%, to $33.6 million for the three months ended March 31, 2009 as compared to $36.0 million for the three months ended March 31, 2008. Gross margins for all stores were 55.9% for the three months ended March 31, 2009 as compared to 59.5% for the three months ended March 31, 2008. Gross margins for our domestic stores were 56.5% for the three months ended March 31, 2009 as compared to 60.0% for the three months ended March 31, 2008. The decrease in domestic retail margins was due to higher closeouts, product mix changes and continued price pressure resulting from the weak U.S. retail environment. Gross margins for our international stores were 47.2% for the three months ended March 31, 2009 as compared to 54.6% for the three months ended March 31, 2008. The decrease in international retail margins was due to weaker retail environments abroad and unfavorable currency translations.
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
Selling expenses
     Selling expenses decreased by $4.0 million, or 15.8%, to $21.5 million for the three months ended March 31, 2009 from $25.5 million for the three months ended March 31, 2008. As a percentage of net sales, selling expenses were 6.3% and 6.6% for the three months ended March 31, 2009 and 2008, respectively. The decrease in selling expenses was primarily due to lower advertising expenses of $3.3 million.
     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses decreased by $1.2 million, or 1.2%, to $98.0 million for the three months ended March 31, 2009 from $99.2 million for the three months ended March 31, 2008. The decrease in general and administrative expenses was primarily due to decreased bad debt expense of $1.6 million and lower travel and entertainment costs of $1.3 million, partially offset by higher rent expense of $1.5 million due to an additional 29 stores from prior year and $0.8 million related to the write-off of impaired leasehold improvements at three of our domestic retail stores. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $1.1 million for the three months ending March 31, 2009 compared to the same period in 2008. As a percentage of sales, general and administrative expenses were 28.5% and 25.8% for the three months ended March 31, 2009 and 2008, respectively.
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
Interest income
     Interest income was $0.7 million for the three months ended March 31, 2009 compared to $2.5 million for the same period in 2008. The decrease in interest income resulted from lower cash balances and lower interest rates for the three months ended March 31, 2009 as compared to the same period in 2008.
Interest expense
     Interest expense was less than $0.1 million for the three months ended March 31, 2009 compared to $1.0 million for the same period in 2008. The decrease was due to reduced interest paid to our foreign manufacturers and increased capitalized interest on our new corporate headquarters and the warehouse equipment for our new distribution center. Interest expense was incurred on our mortgages on our domestic distribution center and our corporate office located in Manhattan Beach, California, and amounts owed to our foreign manufacturers.
Income taxes
     Our effective tax rate was (11.4%) and 33.8% for the three months ended March 31, 2009 and 2008, respectively. Income tax benefit for the three months ended March 31, 2009 was $0.8 million compared to an income tax expense of $16.8 million for the same period in 2008. The income tax benefit for the three months ended March 31, 2009 includes a $1.9 million discrete item adjusting the amount of tax benefit recognized in 2008 relating to the APA with the IRS. Excluding this discrete item we expect our ongoing effective annual tax rate in 2009 to be approximately 18 percent.
     The tax provision for the three months ended March 31, 2009 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The rate for the three months ended March 31, 2009 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Noncontrolling interest in net loss of consolidated subsidiary
     Noncontrolling interest of $0.9 million for the three months ended March 31, 2009 represents the share of net loss that is owned by our joint venture partner attributable to the equity of Skechers China which was formed in October 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at March 31, 2009 was $410.9 million, a decrease of $2.9 million from working capital of $413.8 million at December 31, 2008. Our cash and cash equivalents at March 31, 2009 were $73.2 million compared to $114.9 million at December 31, 2008. The decrease in cash and cash equivalents of $41.7 million was the result of lower payables of $65.5 million and increased receivables of $57.6 million, partially offset by our reduced inventory level of $88.2 million.
     As a result of the recent liquidity issues experienced in the global credit and capital markets, periodic auctions for auction rate securities that we hold have failed since mid-February 2008. A failed auction is not necessarily an indication of an increased credit risk or a reduction in the underlying collateral; however, we will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Accordingly, there is no assurance that future auctions will succeed or that other events will occur to provide liquidity. Our ability to liquidate our investments in the near term may be limited or may not exist, and as a result, our auction rate securities have been classified as long-term investments as of March 31, 2009. In connection with this classification, we recorded a $17.2 million unrealized loss on these securities based on what we believe is a temporary decline in value. During the three months ended March 31, 2009, issuers refinanced $0.4 million of our preferred stock investments at par.
     We determined that there were no observable market transactions to reference to determine the fair value of these securities, nor was there a consistent methodology employed by broker-dealers to provide values to their clients for these investments. Consequently, we estimated the fair value of our holdings of these securities based on a calculated discount using internal assumptions and limited market data as well as ongoing plans announced by certain issuers to partially redeem or to attempt to restore liquidity to these securities and whether any of these efforts will be successful. We calculated a discount of $17.2 million of which $4.0 million, or approximately 5.3% of the par value, related to auction rate preferred stocks and $13.2 million, or approximately 68.8% of the par value, related to the auction rate DRD preferred securities. Our valuation is highly subjective and could vary significantly based on the various assumptions used.
     The auction rate securities that we hold were purchased from Wachovia Securities. During the quarter ended September 30, 2008, Wachovia Securities announced that it had agreed to a settlement with state and federal regulators whereby it would repurchase all of the auction rate securities it had sold to clients prior to the collapse of the auction rate market in February 2008. We believe that all of our auction rate securities are subject to this settlement and, as a result, we expect to receive an offer to repurchase these securities between June 10, 2009 and June 30, 2009. Until such time as (i) the formal offer is received and Wachovia repurchases these securities, (ii) they are redeemed by the issuer(s) or (iii) they can be sold at par value, we intend to consider these securities as available for sale securities and classify them as long-term assets. In the meantime, the issuers of these securities continue to make interest payments at the maximum rate. We believe our operating cash flows, existing cash balances and credit facilities will provide sufficient liquidity for our ongoing operations and capital commitments through March 31, 2010.
     For the three months ended March 31, 2009, net cash used in operating activities was $28.2 million compared to $29.0 million for the three months ended March 31, 2008. The decrease in net cash used in operating activities in the three months ended March 31, 2009, was primarily the result of a larger reduction in our inventory levels, partially offset by a larger decrease in accounts payable balances.
     Net cash used in investing activities was $16.0 million for the three months ended March 31, 2009 as compared to $18.9 million for the three months ended March 31, 2008. Capital expenditures for the three months ended March 31, 2009 were approximately $16.4 million, which primarily consisted of warehouse equipment for our new distribution center in Moreno Valley, CA and new store openings and remodels. This was compared to capital expenditures of $13.8 million for the three months ended March 31, 2008, which primarily consisted of warehouse equipment upgrades and new store openings and remodels. Excluding the costs of our equipment for our new distribution center we expect our ongoing capital expenditures for the remainder of 2009 to be approximately $8.0 million, which includes opening an additional 10 to 15 domestic retail stores. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be approximately $85.0 million, of which $35.4 million was incurred as of March 31, 2009. We expect to spend approximately $15.0 million for this equipment during the remainder of 2009 and the remaining balance in 2010.
     Net cash provided by financing activities was $3.1 million during the three months ended March 31, 2009 compared to $0.7 million during the three months ended March 31, 2008. The increase in cash provided by financing activities was due to a $2.0 million capital contribution by the minority partner in Skechers China.
     We have outstanding debt of $16.7 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties.

     We have a secured line of credit, expiring on May 31, 2011, permitting us and certain of our subsidiaries to borrow up to $150.0 million based upon eligible accounts receivable and inventory, which line of credit can be increased to $250.0 million at our request. The loan agreement provides for the issuance of letters of credit up to a maximum of $30.0 million. The loan agreement contains customary affirmative and negative covenants for secured credit facilities of this type. We were in compliance with all covenants of the loan agreement at March 31, 2009. We had outstanding letters of credit of $2.7 million as of March 31, 2009. We also had outstanding short-term borrowings of $1.1 million as of March 31, 2009.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand and financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through March 31, 2010. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies please refer to our annual report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2009, the FASB issued the following new accounting standards:
1) FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

2) FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than Temporary Impairments (“FSP FAS 115-2”, “FAS 124-2”, and “EITF 99-20-2”). FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional authoritative guidance to provide greater clarity about the credit and noncredit components of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment has occurred. This FSP applies to debt securities.
3) FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.
     These standards are effective for periods ending after June 15, 2009. We are currently evaluating the impact of these standards on our Consolidated Financial Statements; however, we do not expect that the adoption of these accounting pronouncements will have a material impact on our financial condition or results of operations.
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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2008 and the first quarter of 2009, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
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
     Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at March 31, 2009. We had $1.1 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Malaysia and Thailand. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $3.0 million for the three months ended March 31, 2009 and a gain of $1.0 million for the three months ended March 31, 2008, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2009 would have reduced the values of our net investments by approximately $2.5 million.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See note nine to the financial statements on page 12 of this quarterly report for a discussion of legal proceedings as required under applicable SEC rules and regulations.
ITEM 1A. RISK FACTORS
     The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction with the risk factors and other information disclosed in our 2008 annual report that could have a material effect on our business, financial condition and results of operations.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the three months ended March 31, 2009 and 2008, our net sales to our five largest customers accounted for approximately 22.7% and 25.0% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2009 or 2008. No customer accounted for more than 10% of outstanding accounts receivable balance at March 31, 2009 or March 31, 2008. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2009 and 2008, the top five manufacturers of our manufactured products produced approximately 57.6% and 63.0% of our total purchases, respectively. One manufacturer accounted for 21.0% of total purchases for the three months ended March 31, 2009, and the same manufacturer accounted for 30.6% of total purchases for the same period in 2008. A second manufacturer accounted for 10.5% of our total purchases during the three months ended March 31, 2009 and the same manufacturer accounted for 6.4% of total purchases for the same period in 2008. A third manufacturer accounted for 9.6% of our total purchases during the three months ended March 31, 2009 and the same manufacturer accounted for 11.6% of total purchases for the same period in 2008. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of March 31, 2009, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.0% of our outstanding Class B common shares, and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2009, Mr. Greenberg beneficially owned approximately 61.8% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 79.0% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: May 8, 2009	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)