Form 10-Q
period 2009-06-30
SKECHERS USA INC
filed 2009-08-07
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2009: 33,649,737.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2009: 12,738,483.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$257,024	$114,941
Trade accounts receivable, less allowances of $11,848 in 2009 and $14,880 in 2008	193,729	175,064
Other receivables	10,713	7,816

Total receivables	204,442	182,880
Inventories	191,283	261,209
Prepaid expenses and other current assets	31,991	31,022
Deferred tax assets	11,955	11,955

Total current assets	696,695	602,007
Property and equipment, at cost, less accumulated depreciation and amortization	174,411	157,757
Intangible assets, less accumulated amortization	5,036	5,407
Deferred tax assets	12,609	18,158
Long-term marketable securities	—	81,925
Other assets, at cost	12,450	11,062

TOTAL ASSETS	$901,201	$876,316

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	642	572
Short-term borrowings	639	—
Accounts payable	178,066	164,643
Accrued expenses	16,764	23,021

Total current liabilities	196,111	188,236
Long-term borrowings, excluding current installments	15,858	16,188

Total liabilities	211,969	204,424
Commitments and contingencies
Equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 33,647 and 33,410 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	33	33
Class B Common Stock, $.001 par value; 100,000 shares authorized; 12,738 and 12,782 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	13	13
Additional paid-in capital	265,763	264,200
Accumulated other comprehensive income (loss)	7,306	(4,719)
Retained earnings	411,460	409,166

Skechers U.S.A., Inc. equity	684,575	668,693
Noncontrolling interest	4,657	3,199

Total equity	689,232	671,892

TOTAL LIABILITIES AND EQUITY	$901,201	$876,316

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008

Net sales	$298,976	$354,574	$642,446	$739,496
Cost of sales	176,373	197,381	394,414	410,131

Gross profit	122,603	157,193	248,032	329,365
Royalty income	332	230	604	1,070

	122,935	157,423	248,636	330,435

Operating expenses:
Selling	34,813	38,592	56,323	64,126
General and administrative	95,848	98,857	193,886	198,079

	130,661	137,449	250,209	262,205

Earnings (loss) from operations	(7,726)	19,974	(1,573)	68,230

Other income (expense):
Interest income	581	1,835	1,290	4,294
Interest expense	(912)	(1,347)	(957)	(2,353)
Other, net	245	844	27	748

	(86)	1,332	360	2,689

Earnings (loss) before income taxes (benefit)	(7,812)	21,306	(1,213)	70,919
Income tax (benefit) expense	(1,186)	7,045	(1,939)	23,814

Net earnings (loss)	(6,626)	14,261	726	47,105
Less: Net loss attributable to noncontrolling interest	(699)	(380)	(1,567)	(380)

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(5,927)	$14,641	$2,293	$47,485

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$(0.13)	$0.32	$0.05	$1.03

Diluted	$(0.13)	$0.31	$0.05	$1.02

Weighted average shares used in calculating earnings per share attributable to Skechers U.S.A., Inc.:
Basic	46,282	46,000	46,252	45,941

Diluted	46,282	46,810	46,424	46,737

Comprehensive income:
Net earnings (loss)	$(5,927)	$14,641	$2,293	$47,485
Unrealized gain (loss) on marketable securities, net of tax	10,234	(2,559)	8,151	(3,906)
Gain (loss) on foreign currency translation adjustment, net of tax	6,836	(159)	3,874	890

Total comprehensive income	$11,143	$11,923	$14,318	$44,469

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$2,293	$47,485
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Noncontrolling interest in subsidiaries	(1,567)	(380)
Depreciation of property and equipment	9,337	8,715
Amortization of intangible assets	410	119
Provision (recoveries) for bad debts and returns	(352)	4,954
Tax benefits from stock-based compensation	—	533
Non-cash stock compensation	1,210	1,127
Loss on disposal of property and equipment	2	1,538
Provision for deferred income taxes	(605)	—
Impairment of property and equipment	761	—
(Increase) decrease in assets:
Receivables	(17,288)	(68,316)
Inventories	71,199	(29,841)
Prepaid expenses and other current assets	(548)	(6,819)
Other assets	(1,357)	(16,231)
Increase (decrease) in liabilities:
Accounts payable	11,012	19,655
Accrued expenses	(6,173)	10,929

Net cash provided by (used in) operating activities	68,334	(26,532)

Cash flows from investing activities:
Capital expenditures	(26,860)	(37,838)
Purchases of investments	—	(11,725)
Maturities of investments	375	16,250
Redemption of auction rate securities	95,250	—

Net cash provided by (used in) investing activities	68,765	(33,313)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	958	2,812
Payments on long-term debt	(166)	(407)
Increase in short-term borrowings	639	—
Contribution from noncontrolling interest of consolidated entity	3,000	3,000
Excess tax benefits from stock-based compensation	—	528

Net cash provided by financing activities	4,431	5,933

Net increase (decrease) in cash and cash equivalents	141,530	(53,912)
Effect of exchange rates on cash and cash equivalents	553	18
Cash and cash equivalents at beginning of the period	114,941	199,516

Cash and cash equivalents at end of the period	$257,024	$145,622

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,978	$2,527
Income taxes	1,030	13,875
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008
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
     The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.
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
Noncontrolling interests
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB no. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Under the provisions of this statement, the income statement presentation has been revised to separately present consolidated net income, which now includes the amounts attributable to the Company, plus noncontrolling interests and net income attributable solely to the Company. Noncontrolling interest, previously referred to as minority interest, in the Company’s consolidated financial statements results from the accounting for a noncontrolling interest in a consolidated subsidiary or affiliate. Noncontrolling interest represents partially-owned subsidiaries or consolidated affiliate’s income, losses, and components of other comprehensive income (loss) which is attributable to the noncontrolling parties’ interests. In addition, noncontrolling interests are considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. Prior year presentations have been reclassified to conform with these requirements.
     The Company has a 50 percent interest in Skechers China Limited (“Skechers China”), a joint venture which was formed in October 2007, and made a capital contribution of cash and inventory of $3.0 million during the six months ended June 30, 2009. Our joint venture partner also made a corresponding cash capital contribution during the six months ended June 30, 2009. The Company also has a 50 percent interest in Skechers Southeast Asia Limited (“Skechers Southeast Asia”) and Skechers (Thailand) Ltd. (“Skechers Thailand”). The Company consolidates these joint ventures into its financial statements because it holds a majority of seats on the board of directors and, thus, controls the joint ventures. Net loss attributable to noncontrolling interest of $0.7 million for the three months ended June 30, 2009 and $1.6 million for the six months ended June 30, 2009 represents the share of net loss that is attributable to the equity of these joint ventures that is owned by our joint venture partners. Transactions between these joint ventures and Skechers have been eliminated in the consolidated financial statements.
Recent accounting pronouncements
     In June 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental United States entities. All other accounting literature not included in the Codification will be nonauthoritative. Adoption of this standard will change future authoritative accounting literature references included in our financial statements to be in accordance with the Codification.
(2) INVESTMENTS
     During the second quarter of 2009, Wachovia Securities purchased $95.3 million of the Company’s investments in auction rate preferred stocks and auction rate Dividend Received Deduction (“DRD”) preferred securities at par for cash. At December 31, 2008, long-term investments were $81.9 million net of unrealized losses of $13.7 million.
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
(4) OTHER COMPREHENSIVE INCOME
     In addition to net earnings (loss), other comprehensive income includes changes in foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.

     The activity in other comprehensive income, net of income taxes, was as follows (in thousands):

	Three-Months Ended	Six-Months Ended
	June 30, 2009	June 30, 2009
Net earnings (loss)	$(6,626)	$726
Unrealized gain on marketable securities, net of tax	10,234	8,151
Gain on foreign currency translation adjustment, net of tax	6,881	3,899

Comprehensive income	10,489	12,776
Comprehensive loss attributable to noncontrolling interest	(654)	(1,542)

Comprehensive income attributable to parent	$11,143	$14,318

(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $0.6 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively. Stock compensation expense was $1.2 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.
     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plan”) were as follows:

			WEIGHTED AVERAGE	AGGREGATE
		WEIGHTED AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2008	1,739,721	$11.79
Granted	—	—
Exercised	(23,618)	7.64
Cancelled	(107,817)	11.21

Outstanding at June 30, 2009	1,608,286	11.89	2.4 years	$1,504,895

Exercisable at June 30, 2009	1,608,286	11.89	2.4 years	$1,504,895

     A summary of the status and changes of our nonvested shares related to the Equity Incentive Plan as of and during the six months ended June 30, 2009 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2008	217,284	$16.97
Granted	2,500	12.22
Vested	(101,807)	17.10
Cancelled	—	—

Nonvested at June 30, 2009	117,977	16.76

(6) EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings (loss) per share, includes potential common shares, if dilutive, which would arise from the exercise of stock options and nonvested shares using the treasury stock method.
     Net earnings for the six months ended June 30, 2009 were positively impacted by a $1.9 million adjustment for a discrete tax item as discussed in Note 7, Income Taxes.

     The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Basic earnings (loss) per share	2009	2008	2009	2008
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(5,927)	$14,641	$2,293	$47,485
Weighted average common shares outstanding	46,282	46,000	46,252	45,941
Basic earnings (loss) per share attributable to Skechers U.S.A., Inc.	$(0.13)	$0.32	$0.05	$1.03
     The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings (loss) per share	2009	2008	2009	2008
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(5,927)	$14,641	$2,293	$47,485
Weighted average common shares outstanding	46,282	46,000	46,252	45,941
Dilutive effect of stock options	—	810	172	796

Weighted average common shares outstanding	46,282	46,810	46,424	46,737

Diluted earnings (loss) per share attributable to Skechers U.S.A., Inc.	$(0.13)	$0.31	$0.05	$1.02

     Options to purchase 993,742 and 156,016 shares of Class A common stock were not included in the computation of diluted earnings (loss) per share for the three months ended June 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive. Options to purchase 995,742 and 156,016 shares of Class A common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive.
(7) INCOME TAXES
     The Company’s effective tax rate was 15.2% and 33.1% for the three months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate was 159.9% and 33.6% for the six months ended June 30, 2009 and 2008, respectively. The rate for the six months ended June 30, 2009 is greater than the expected domestic rate of approximately 40% due to the inclusion of the $1.9 million discrete tax benefit adjusting the amount of tax benefit recognized in 2008 relating to the Company entering into an advanced pricing agreement (“APA”) with the U.S. Internal Revenue Service (“IRS”). Excluding this discrete item, the Company’s effective tax rate for the six months ended June 30, 2009 would have been (0.7%), which is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     Accounting Principles Board Opinion No. 28, Interim Financial Reporting, requires companies to determine an estimated annual effective tax rate to apply to their interim pre-tax income or loss. FASB Interpretations No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB No. 28, (“FIN 18”) provides that the estimated annual effective rate should be revised, if necessary, to reflect the company’s best current estimate as of the end of each successive interim period during the year. If a reliable estimate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate.
     Given the current economic environment, estimating a reliable annual effective tax rate for the Company has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the year. Such forecasts may vary significantly from period to period and even small changes in forecasts can result in significant changes in the Company’s estimated annual effective tax rate. Since forecasting an annual effective rate under these circumstances would not provide a meaningful estimate, the Company believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with FIN 18. Excluding the tax benefit of $1.9 million related to the discrete item described above, the Company’s income tax expense for the six month period ended June 30, 2009 was eight thousand dollars, and has been calculated utilizing the Company’s actual effective tax rate for the six month period ended June 30, 2009.
     Income tax benefit for the three months ended June 30, 2009 was $1.2 million compared to an income tax expense of $7.0 million for the same period in 2008. Income tax benefit for the six months ended June 30, 2009 was $1.9 million compared to an income tax expense of $23.8 million for the same period in 2008. The income tax benefit for the six months ended June 30, 2009 includes the $1.9 million discrete item discussed above.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the IRS; however the Company is under examination by a number of states. During the six months ended June 30, 2009, settlements were reached with certain state tax jurisdictions which reduced the balance of 2009 and prior year unrecognized tax benefits by $0.5 million. It is reasonably possible that most or all of the remaining examinations could be settled within the next twelve months, which would reduce the remaining balance of 2009 and prior year unrecognized tax benefits by $1.6 million.
(8) LINE OF CREDIT AND SHORT-TERM BORROWINGS
     On June 30, 2009, the Company entered into a $250 million secured credit agreement with a group of eight banks that replaced the existing $150 million credit agreement. The new credit facility matures in June 2013. The credit agreement permits the Company and certain of its subsidiaries to borrow up to $250 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300 million at the Company’s request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for Libor Rate Loans). The Company pays a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The credit agreement further provides for a limit on the issuance of letters of credit to a maximum of $50 million. The credit agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50 million. In addition, the credit agreement places limits on additional indebtedness that the Company is permitted to incur as well as other restrictions on certain transactions. The Company and its subsidiaries were in compliance with all of the covenants of the credit agreement at June 30, 2009. The Company and its subsidiaries had $2.1 million of outstanding letters of credit and short-term borrowings of $0.6 million as of June 30, 2009. During the quarter ended June 30, 2009, the Company paid syndication and commitment fees of $5.5 million on this facility which are being amortized over the four year life of the facility.
     The global economic recession and related credit crisis has affected certain lenders under the new credit facility, although none have filed for bankruptcy. For example, recently there have been indications that one of the existing lenders under the credit facility, CIT Group, Inc. (“CIT”), may file for bankruptcy. CIT has committed to fund $27.5 million towards the credit facility, all of which currently remains unfunded. If CIT files for bankruptcy, the Company believes that it is unlikely that CIT will continue to provide its proportionate share under the new credit facility.
(9) STOCKHOLDERS’ EQUITY
     No shares of Class B common stock were converted into shares of Class A common stock during the three months ended June 30, 2009. Certain Class B stockholders converted 50,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended June 30, 2008. Certain

Class B stockholders converted 43,902 and 50,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the six months ended June 30, 2009 and 2008, respectively.
     Prior year amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current year presentation as required by SFAS 160.
     The following table reconciles equity attributable to noncontrolling interest (in thousands):

Six-Months Ended
June 30, 2009
Noncontrolling interest, January 1, 2009	$3,199
Net loss attributable to noncontrolling interest	(1,567)
Foreign currency translation adjustment	25
Capital contribution by minority partner	3,000

Noncontrolling interest, June 30, 2009	$4,657

(10) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales
Domestic wholesale	$160,890	$201,400	$341,389	$422,183
International wholesale	61,490	77,482	161,040	176,967
Retail	72,252	71,174	132,292	131,752
E-commerce	4,344	4,518	7,725	8,594

Total	$298,976	$354,574	$642,446	$739,496

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross profit
Domestic wholesale	$55,881	$75,905	$112,387	$164,060
International wholesale	20,258	34,269	53,846	80,230
Retail	44,091	44,762	77,664	80,806
E-commerce	2,373	2,257	4,135	4,269

Total	$122,603	$157,193	$248,032	$329,365

	June 30, 2009	December 31, 2008
Identifiable assets
Domestic wholesale	$721,236	$678,881
International wholesale	91,192	110,930
Retail	88,603	86,236
E-commerce	170	269

Total	$901,201	$876,316

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Additions to property and equipment
Domestic wholesale	$5,488	$15,047	$19,227	$23,729
International wholesale	1,599	547	3,093	736
Retail	3,367	8,464	4,540	13,373

Total	$10,454	$24,058	$26,860	$37,838

     Geographic Information:
     The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales (1)
United States	$230,115	$269,662	$470,406	$549,953
Canada	6,552	11,360	15,945	24,304
Other international (2)	62,309	73,552	156,095	165,239

Total	$298,976	$354,574	$642,446	$739,496

	June 30, 2009	December 31, 2008
Long-lived assets
United States	$164,209	$148,228
Canada	554	471
Other international (2)	9,648	9,058

Total	$174,411	$157,757

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Chile and joint ventures in China, Hong Kong, Malaysia, Singapore and Thailand that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Brazil, Chile, China, Hong Kong, Malaysia, Singapore, Thailand, Switzerland, United Kingdom, Germany, France, Spain, Italy and Netherlands.
(11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $124.9 million and $111.9 million before allowances for bad debts, sales returns and chargebacks at June 30, 2009 and December 31, 2008, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, were equal to $80.7 million and $78.1 million before allowance for bad debts, sales returns and chargebacks at June 30, 2009 and December 31, 2008, respectively.
     Net sales to customers in the U.S. exceeded 70% of total net sales for the three and six months ended June 30, 2009 and 2008. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $101.2 million and $120.5 million at June 30, 2009 and December 31, 2008, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 29.1% and 25.2% of total net sales for the three months ended June 30, 2009 and 2008, respectively. The Company’s net sales to its five largest customers accounted for approximately 25.6% and 25.1% of total net sales for the six months ended June 30, 2009 and 2008, respectively. One customer accounted for 10.9% of our net sales during the three months ended June 30, 2009. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2009 or 2008, respectively. One customer accounted for 14.4% and 10.5% of our outstanding accounts receivable balance at June 30, 2009 and 2008, respectively, and another customer accounted for 10.0% of our outstanding accounts receivable at June 30, 2009. No other customer accounted more than 10% of our outstanding accounts receivable balance at June 30, 2008.
     The Company’s top five manufacturers produced the following for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Manufacturer #1	29.7%	32.2%	26.3%	31.5%
Manufacturer #2	12.4%	11.5%	11.3%	11.6%
Manufacturer #3	11.3%	10.4%	11.0%	8.6%
Manufacturer #4	10.8%	7.9%	10.2%	7.2%
Manufacturer #5	7.2%	7.0%	7.3%	6.8%

	71.4%	69.0%	66.1%	65.7%

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
     This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:
•	international, national and local general economic, political and market conditions including the recent global economic slowdown and financial crisis;

•	sustaining, managing and forecasting our costs and proper inventory levels;

•	losing any significant customers, decreased demand by industry retailers and cancellation of order commitments due to the lack of popularity of particular designs and/or categories of our products;

•	maintaining our brand image and intense competition among sellers of footwear for consumers;

•	anticipating, identifying, interpreting or forecasting changes in fashion trends, consumer demand for the products and the various market factors described above;

•	sales levels during the spring, back-to-school and holiday selling seasons; and

•	other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2008.
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
FINANCIAL OVERVIEW
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. During the second quarter the weak retail environment continued to negatively impact our domestic and international business. Net loss for the three months ended June 30, 2009 was $5.9 million, or $0.13 loss per diluted share.

     Revenue as a percentage of net sales was as follows:

	Three-Months Ended June 30,
	2009	2008
Percentage of revenues by segment
Domestic wholesale	53.8%	56.8%
International wholesale	20.6%	21.8%
Retail	24.2%	20.1%
E-commerce	1.4%	1.3%

Total	100%	100%

     As of June 30, 2009 we owned 215 domestic retail stores and 24 international retail stores, and we have established our presence in most of what we believe to be the major domestic retail markets. During the first six months of 2009, we opened three domestic concept stores, nine domestic outlet stores and one international outlet store and we closed two domestic concept stores. In addition, we acquired ten international concept stores from one of our distributors and contributed six other international concept stores to a new joint venture. During the remainder of 2009, we intend to focus on: (i) enhancing the efficiency of our operations by managing our inventory and reducing expenses, (ii) increasing our international customer base, (iii) increasing the product count of all customers by delivering trend-right styles at reasonable prices, and (iv) continuing to pursue opportunistic retail store locations. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current applicable lease term.
RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2009		2008		2009		2008
Net sales	$298,976	100.0%	$354,574	100.0%	$642,446	100.0%	$739,496	100.0%
Cost of sales	176,373	59.0	197,381	55.7	394,414	61.4	410,131	55.5

Gross profit	122,603	41.0	157,193	44.3	248,032	38.6	329,365	44.5
Royalty income	332	0.1	230	0.1	604	0.1	1,070	0.2

	122,935	41.1	157,423	44.4	248,636	38.7	330,435	44.7

Operating expenses:
Selling	34,813	11.6	38,592	10.9	56,323	8.8	64,126	8.7
General and administrative	95,848	32.1	98,857	27.9	193,886	30.1	198,079	26.8

	130,661	43.7	137,449	38.8	250,209	38.9	262,205	35.5

Earnings (loss) from operations	(7,726)	(2.6)	19,974	5.6	(1,573)	(0.2)	68,230	9.2
Interest income	581	0.2	1,835	0.6	1,290	0.2	4,294	0.6
Interest expense	(912)	(0.3)	(1,347)	(0.4)	(957)	(0.2)	(2,353)	(0.3)
Other, net	245	0.1	844	0.2	27	—	748	0.1

Earnings (loss) before income taxes	(7,812)	(2.6)	21,306	6.0	(1,213)	(0.2)	70,919	9.6
Income tax (benefit) expense	(1,186)	(0.4)	7,045	2.0	(1,939)	(0.3)	23,814	3.2

Net earnings (loss)	(6,626)	(2.2)	14,261	4.0	726	0.1	47,105	6.4
Less: Net loss attributable to noncontrolling interest	(699)	(0.2)	(380)	(0.1)	(1,567)	(0.2)	(380)	—

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(5,927)	(2.0)%	$14,641	4.1%	$2,293	0.3%	$47,485	6.4%

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008
Net sales
     Net sales for the three months ended June 30, 2009 were $299.0 million, a decrease of $55.6 million or 15.7%, as compared to net sales of $354.6 million for the three months ended June 30, 2008. The decrease in net sales was primarily due to lower sales in our domestic wholesale and international wholesale segments.
     Our domestic wholesale net sales decreased $40.5 million, or 20.1%, to $160.9 million for the three months ended June 30, 2009, from $201.4 million for the three months ended June 30, 2008. The largest decreases in our domestic wholesale segment came in our Women’s Active and Men’s USA divisions. The average selling price per pair within the domestic wholesale segment was $18.91 per pair for the three months ended June 30, 2009 compared to $18.93 per pair for the same period last year. The decrease in the domestic wholesale segment’s net sales came on a 19.8% unit sales volume decrease to 8.5 million pairs from 10.6 million pairs for the same period in 2008.
     Our international wholesale segment net sales decreased $16.0 million, or 20.6%, to $61.5 million for the three months ended June 30, 2009, compared to $77.5 million for the three months ended June 30, 2008. Our international wholesale sales consist of direct subsidiary sales — those sales we make to department stores and specialty retailers — and sales to our distributors who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales decreased $6.2 million, or 13.8%, to $38.9 million for the three months ended June 30, 2009 compared to net sales of $45.1 million for the three months ended June 30, 2008. The largest sales decreases during the quarter came from our subsidiaries in Canada and the United Kingdom. Our distributor sales decreased $9.8 million to $22.6 million, or 30.1%, for the three months ended June 30, 2009, compared to sales of $32.4 million for the three months ended June 30, 2008. This was primarily due to decreased sales to our distributors in Russia, Dubai, and Japan as well as the purchase and conversion of our Chilean distributor to a subsidiary, effective June 1, 2009.
     Our retail segment sales increased $1.1 million to $72.3 million for the three months ended June 30, 2009, a 1.5% increase over sales of $71.2 million for the three months ended June 30, 2008. The increase in retail sales was due to a net increase of 32 stores partially offset by negative comparable store sales (i.e. those open at least one year). For the three months ended June 30, 2009, we realized negative comparable store sales of 6.4% in our domestic retail stores and 25.4% in our international retail stores due to the challenging retail environment and unfavorable currency translations. During the three months ended June 30, 2009, we opened five new domestic stores. Our new domestic store additions consisted of one concept store and four outlet stores. In addition, we acquired ten international concept stores from one of our distributors. Despite negative comparable store sales, our domestic retail sales increased 1.8% for the three months ended June 30, 2009 compared to the same period in 2008 due to a net increase of 25 stores. Our international retail sales decreased 0.8% for the three months ended June 30, 2009 compared to the same period in 2008, attributable to decreased comparable store sales and unfavorable currency translations.
     Our e-commerce sales decreased $0.2 million, or 3.9%, to $4.3 million for the three months ended June 30, 2009 from $4.5 million for the three months ended June 30, 2008, primarily due to the challenging retail environment. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the three-month periods ended June 30, 2009 and 2008.
Gross profit
     Gross profit for the three months ended June 30, 2009 decreased $34.6 million to $122.6 million as compared to $157.2 million for the three months ended June 30, 2008. Gross profit as a percentage of net sales, or gross margin, decreased to 41.0% for the three months ended June 30, 2009 from 44.3% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $20.0 million, or 26.4%, to $55.9 million for the three months ended June 30, 2009 compared to $75.9 million for the three months ended June 30, 2008. Domestic wholesale margins decreased to 34.7% for the three months ended June 30, 2009 from 37.7% for the same period in the prior year. The decrease in domestic wholesale margins was due to higher closeouts, product mix changes and continued

price pressure resulting from the weak U.S. retail environment, particularly in the first part of the quarter as we continued to manage excess inventory levels.
     Gross profit for our international wholesale segment decreased $14.0 million, or 40.9%, to $20.3 million for the three months ended June 30, 2009 compared to $34.3 million for the three months ended June 30, 2008. Gross margins were 33.0% for the three months ended June 30, 2009 compared to 44.2% for the three months ended June 30, 2008. The decrease in gross margins for our international wholesale segment was due to weaker retail environments abroad and unfavorable currency translations. International wholesale sales through our foreign subsidiaries achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 37.2% for the three months ended June 30, 2009 as compared to 54.8% for the three months ended June 30, 2008. Gross margins for our distributor sales were 25.6% for the three months ended June 30, 2009 as compared to 29.6% for the three months ended June 30, 2008.
     Gross profit for our retail segment decreased $0.7 million, or 1.5%, to $44.1 million for the three months ended June 30, 2009 as compared to $44.8 million for the three months ended June 30, 2008. Gross margins for all stores were 61.0% for the three months ended June 30, 2009 as compared to 62.9% for the three months ended June 30, 2008. Gross margins for our domestic stores were 61.2% for the three months ended June 30, 2009 as compared to 62.4% for the three months ended June 30, 2008. The decrease in domestic retail margins was due to higher closeouts, product mix changes and continued price pressure resulting from the weak U.S. retail environment. Gross margins for our international stores were 59.5% for the three months ended June 30, 2009 as compared to 66.8% for the three months ended June 30, 2008. The decrease in international retail margins was due to weaker retail environments abroad and unfavorable currency translations.
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
Selling expenses
     Selling expenses decreased by $3.8 million, or 9.8%, to $34.8 million for the three months ended June 30, 2009 from $38.6 million for the three months ended June 30, 2008. As a percentage of net sales, selling expenses were 11.6% and 10.9% for the three months ended June 30, 2009 and 2008, respectively. The decrease in selling expenses was primarily due to decreased advertising and promotional costs of $3.2 million.
     Selling expenses consist primarily of sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses decreased by $3.1 million, or 3.0%, to $95.8 million for the three months ended June 30, 2009 from $98.9 million for the three months ended June 30, 2008. As a percentage of sales, general and administrative expenses were 32.1% and 27.9% for the three months ended June 30, 2009 and 2008, respectively. The decrease in general and administrative expenses was primarily due to reduced temporary help costs of $2.6 million, decreased warehouse and distribution costs of $1.7 million, and decreased bad debt expense of $1.5 million, partially offset by higher rent expense of $2.6 million as a result of an additional 32 stores from the prior year. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $22.3 million and $27.7 million for the three months ended June 30, 2009 and 2008, respectively. The $5.4 million decrease was primarily due to reduced sales volumes.

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
Interest income
     Interest income for the three months ended June 30, 2009 decreased $1.2 million to $0.6 million compared to $1.8 million for the same period in 2008. The decrease in interest income resulted from lower interest rates for the three months ended June 30, 2009 as compared to the same period in 2008.
Interest expense
     Interest expense was $0.9 million for the three months ended June 30, 2009 compared to $1.3 million for the same period in 2008. The decrease was due to reduced interest paid to our foreign manufacturers and increased capitalized interest on our new corporate headquarters and the warehouse equipment for our new distribution center. Interest expense was incurred on our mortgages for our domestic distribution center and our corporate office located in Manhattan Beach, California, and on amounts owed to our foreign manufacturers.
Income taxes
     Our effective tax rate was 15.2% and 33.1% for the three months ended June 30, 2009 and 2008, respectively. Income tax benefit for the three months ended June 30, 2009 was $1.2 million compared to an income tax expense of $7.0 million for the same period in 2008. The rate for the three months ended June 30, 2009 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     Given the current economic environment, estimating a reliable annual effective tax rate has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the year. Such forecasts may vary significantly from period to period and even small changes in forecasts can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective rate, under these circumstances, would not provide a meaningful estimate we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with FIN 18. Our income tax benefit has been calculated utilizing our actual effective tax rate for the six month period ended June 30, 2009.
Noncontrolling interest in net loss of consolidated subsidiaries
     Noncontrolling interest for the three months ended June 30, 2009 increased $0.3 million to $0.7 million compared to $0.4 million for the same period in 2008. Noncontrolling interest represents the share of net loss that is attributable to our joint venture partners based on their investments in Skechers China, Skechers Southeast Asia and Skechers Thailand.
SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008
Net sales
     Net sales for the six months ended June 30, 2009 were $642.4 million, a decrease of $97.1 million or 13.1%, from net sales of $739.5 million for the six months ended June 30, 2008. The decrease in net sales was primarily due to lower sales in our domestic wholesale and international wholesale segments.

     Our domestic wholesale net sales decreased $80.8 million, or 19.1%, to $341.4 million for the six months ended June 30, 2009, from $422.2 million for the six months ended June 30, 2008. The largest decreases in our domestic wholesale segment came in our Women’s Active and Cali Gear divisions. The average selling price per pair within the domestic wholesale segment decreased to $17.92 per pair for the six months ended June 30, 2009 from $18.50 per pair in the same period last year. The decrease in domestic wholesale segment net sales came on a 16.8% unit sales volume decrease to 19.1 million pairs from 22.9 million pairs for the same period in 2008.
     Our international wholesale segment net sales decreased $16.0 million, or 9.0%, to $161.0 million for the six months ended June 30, 2009, compared to $177.0 million for the six months ended June 30, 2008. Direct subsidiary sales decreased $10.3 million, or 8.6%, to $108.9 million for the six months ended June 30, 2009 compared to net sales of $119.2 million for the six months ended June 30, 2008. The largest sales decreases during the six months ended June 30, 2009 came from our subsidiaries in Canada and the United Kingdom. Our distributor sales decreased $5.7 million to $52.1 million for the six months ended June 30, 2009, a 9.8% decrease from sales of $57.8 million for the six months ended June 30, 2008. This was primarily due to decreased sales to our distributor in Russia as well as the purchase and conversion of our Chilean distributor to a subsidiary, effective June 1, 2009.
     Our retail segment sales increased $0.6 million to $132.3 million for the six months ended June 30, 2009, a 0.4% increase over sales of $131.7 million for the six months ended June 30, 2008. The increase in retail sales was due to a net increase of 32 stores partially offset by negative comparable store sales. For the six months ended June 30, 2009, we realized negative comparable store sales of 6.6% in our domestic retail stores and 26.6% in our international retail stores due to the challenging retail environment and unfavorable currency translations. During the six months ended June 30, 2009, we opened 12 new domestic stores, one new international outlet store and closed two domestic concept stores. Our new domestic store additions consisted of three concept stores and nine outlet stores. In addition, we acquired ten international concept stores from one of our distributors and contributed six other international concept stores to a new joint venture. Despite negative comparable store sales, our domestic retail sales increased 1.8% for the six months ended June 30, 2009 compared to the same period in 2008 due to a net increase of 25 stores. Our international retail sales decreased 12.5% for the six months ended June 30, 2009 compared to the same period in 2008, attributable to decreased comparable store sales and unfavorable currency translations.
     Our e-commerce sales decreased $0.9 million, or 10.1%, to $7.7 million for the six months ended June 30, 2009 from $8.6 million for the six months ended June 30, 2008, primarily due to the challenging retail environment. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the six months ended June 30, 2009 and 2008.
Gross profit
     Gross profit for the six months ended June 30, 2009 decreased $81.4 million to $248.0 million as compared to $329.4 million for the six months ended June 30, 2008. Gross margin decreased to 38.6% for the six months ended June 30, 2008 from 44.5% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $51.7 million, or 31.5%, to $112.4 million for the six months ended June 30, 2009 compared to $164.1 million for the six months ended June 30, 2008. Domestic wholesale margins decreased to 32.9% for the six months ended June 30, 2009 from 38.9% for the same period in the prior year. The decrease in domestic wholesale margins was due to higher closeouts, product mix changes and continued price pressure resulting from the weak U.S. retail environment.
     Gross profit for our international wholesale segment decreased $26.4 million, or 32.9%, to $53.8 million for the six months ended June 30, 2009 compared to $80.2 million for the six months ended June 30, 2008. Gross margins were 33.4% for the six months ended June 30, 2009 compared to 45.3% for the six months ended June 30, 2008. The decrease in gross margins for our international wholesale segment was due to weaker retail environments abroad and unfavorable currency translations. Gross margins for our direct subsidiary sales were 36.5% for the six months ended June 30, 2009 as compared to 53.0% for the six months ended June 30, 2008. Gross margins for our distributor sales were 27.0% for the six months ended June 30, 2009 as compared to 29.5% for the six-months ended June 30, 2008.
     Gross profit for our retail segment decreased $3.1 million, or 3.9%, to $77.7 million for the six months ended June 30, 2009 as compared to $80.8 million for the six months ended June 30, 2008. Gross margins for all stores were 58.7% for the six months ended June 30, 2009 as compared to 61.3% for the six months ended June 30, 2008. Gross margins for our domestic stores were 59.0% for the six months ended June 30, 2009 as compared to 61.3% for the six months ended June 30, 2008. The decrease in domestic retail margins was due to higher closeouts, product mix changes and continued price pressure resulting from the weak U.S. retail environment. Gross margins for our international stores were 55.5% for the six months ended June 30, 2009 as compared to 61.8% for the six months ended June 30, 2008. The decrease in international retail margins was due to weaker retail environments abroad and unfavorable currency translations.
Selling expenses
     Selling expenses decreased by $7.8 million, or 12.2%, to $56.3 million for the six months ended June 30, 2009 from $64.1 million for the six months ended June 30, 2008. As a percentage of net sales, selling expenses were 8.8% and 8.7% for the six months ended June 30, 2009 and 2008, respectively. The decrease in selling expenses was primarily due to decreased advertising costs of $6.0 million.
General and administrative expenses
     General and administrative expenses decreased by $4.2 million, or 2.1%, to $193.9 million for the six months ended June 30, 2009 from $198.1 million for the six months ended June 30, 2008. As a percentage of sales, general and administrative expenses were 30.1% and 26.8% for the six months ended June 30, 2009 and 2008, respectively. The decrease in general and administrative expenses was primarily due to decreased bad debt expense of $3.0 million, decreased warehouse and distribution costs of $2.5 million, reduced temporary help costs of $1.4 million, and lower travel and entertainment costs of $1.2 million, partially offset by higher rent expense of $4.1 million as a result of an additional 32 stores from the prior year. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $54.1 million and $58.4 million for the six months ended June 30, 2009 and 2008, respectively. The $4.3 million decrease was due to reduced sales volumes.
Interest income
     Interest income for the six months ended June 30, 2009 decreased $3.0 million to $1.3 million compared to $4.3 million for the same period in 2008. The decrease in interest income resulted from lower interest rates for the six months ended June 30, 2009 as compared to the same period in 2008.
Interest expense
     Interest expense was $1.0 million for the six months ended June 30, 2009 compared to $2.4 million for the same period in 2008. The decrease was due to reduced interest paid to our foreign manufacturers and increased capitalized interest on our new corporate headquarters and the warehouse equipment for our new distribution center.
Income taxes
     Our effective tax rate was 159.9% and 33.6% for the six months ended June 30, 2009 and 2008, respectively. Income tax benefit for the six months ended June 30, 2009 was $1.9 million compared to an income tax expense of $23.8 million for the same period in 2008. The income tax benefit for the six months ended June 30, 2009 includes a $1.9 million discrete item adjusting the amount of tax benefit recognized in 2008 relating to the APA with the IRS. The rate for the six months ended June 30, 2009 is greater than the expected domestic rate of approximately 40% due to the inclusion of the $1.9 million discrete tax benefit discussed above. Excluding this discrete item, our effective tax rate for the six months ended June 30, 2009 would have been (0.7%), which is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     Given the current economic environment, estimating a reliable annual effective tax rate has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the year. Such forecasts may vary significantly from period to period and even small changes in forecasts can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective rate, under these circumstances, would not provide a meaningful estimate we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with FIN 18. Excluding the tax benefit of $1.9 million related to the discrete item described above, our income tax expense for the six month period ended June 30, 2009 was eight thousand dollars, and has been calculated utilizing our actual effective tax rate for the six month period ended June 30, 2009.
Noncontrolling interest in net loss of consolidated subsidiaries
     Noncontrolling interest for the six months ended June 30, 2009 increased $1.2 million to $1.6 million compared to $0.4 million for the same period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at June 30, 2009 was $500.6 million, an increase of $86.8 million from working capital of $413.8 million at December 31, 2008. Our cash and cash equivalents at June 30, 2009 were $257.0 million compared to $114.9 million at December 31, 2008. The increase in cash and cash equivalents of $142.1 million was primarily the result of the redemption of our investments in auction rate securities of $95.3 million and decreased inventory levels of $71.2 million, partially offset by capital expenditures of $26.9 million.
     For the six months ended June 30, 2009, net cash provided by operating activities was $68.3 million compared to net cash used in operating activities of $26.5 million for the six months ended June 30, 2008. The increase in our operating cash flows for the six months ended June 30, 2009, when compared to the six months ended June 30, 2008 was primarily the result of reduced inventory levels and a smaller increase in accounts receivable due to lower sales, partially offset by lower net earnings.
     Net cash provided by investing activities was $68.8 million for the six months ended June 30, 2009 as compared to net cash used in investing activities of $33.3 million for the six months ended June 30, 2008. In June 2009, Wachovia Securities redeemed our investments in auction rate preferred stocks and auction rate DRD preferred securities at par for cash, which was the primary reason for the increase in our cash flows from investing activities. Capital expenditures for the six months ended June 30, 2009 were approximately $26.9 million, which primarily consisted of warehouse equipment for our new distribution center and new store openings and remodels. This compared to capital expenditures of $37.8 million for the six months ended June 30, 2008, which primarily consisted of a corporate real property purchase, new store openings and remodels, and warehouse equipment upgrades. Excluding the costs of our new distribution center, we expect our ongoing capital expenditures for the remainder of 2009 to be approximately $5 million to $10 million, which includes opening an additional six to ten domestic retail stores, store remodels and tenant improvements in our new corporate facility. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be approximately $85.0 million, of which $38.1 million was incurred as of June 30, 2009. We expect to spend the remaining balance in 2010.
     Net cash provided by financing activities was $4.4 million during the six months ended June 30, 2009 compared to $5.9 million during the six months ended June 30, 2008. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the six months ended June 30, 2009 as compared to the same period in the prior year.

     We have outstanding debt of $16.5 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties and due in January 2011.
     On June 30, 2009, we entered into a $250 million secured credit agreement with a group of eight banks that replaced the existing $150 million credit agreement. The new credit facility matures in June 2013. The credit agreement permits us and certain of our subsidiaries to borrow up to $250 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for Libor Rate Loans). We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The credit agreement further provides for a limit on the issuance of letters of credit to a maximum of $50 million. The credit agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50 million. In addition, the credit agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries were in compliance with all of the covenants of the credit agreement at June 30, 2009. We and our subsidiaries had $2.1 million of outstanding letters of credit and short-term borrowings of $0.6 million as of June 30, 2009. During the quarter ended June 30, 2009, we paid syndication and commitment fees of $5.5 million on this facility which are being amortized over the four year life of the facility.
     The global economic recession and related credit crisis has affected certain lenders under our new credit facility, although none have filed for bankruptcy. For example, recently there have been indications that CIT, one of our existing lenders under the credit facility, may file for bankruptcy. CIT has committed to fund $27.5 million towards our credit facility, all of which currently remains unfunded. If CIT files for bankruptcy, we believe that it is unlikely that CIT will continue to provide its proportionate share under our new credit facility.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand and financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through June 30, 2010. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies please refer to our annual report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental United States entities. All other accounting literature not included in the Codification will be nonauthoritative. Adoption of this standard will change future authoritative accounting literature references included in our financial statements to be in accordance with the Codification.
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
     We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Various macroeconomic pressures have created a difficult retail environment which has caused a downturn in our overall business. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the full year.
INFLATION
     We do not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on our sales or profitability. However, we cannot accurately predict the effect of inflation on future operating results. We do not believe that inflation has had or will have a material effect on our sales or profitability. While we have been able to offset our foreign product cost increases by increasing prices or changing suppliers in the past, we cannot assure you that we will be able to continue to make such increases or changes in the future.
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. During 2009, we have experienced unfavorable currency translations which may continue in the foreseeable future. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2008 and the first six months of 2009, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not hold any derivative securities that require fair value presentation per FASB Statement No. 133.
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have had and may continue to have an impact on our results of operations.
     Interest rate fluctuations. The interest rate charged on our secured line of credit fluctuates and changes in interest rates will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at June 30, 2009. We had $0.6 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Malaysia, Singapore and Thailand. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the six months ended June 30, 2009 and 2008, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $3.9 million and $0.9 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2009 would have reduced the values of our net investments by approximately $2.0 million.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 22, 2009, Louis Miranda filed a lawsuit against us in the Superior Court for the State of California, County of Los Angeles, MIRANDA V. SKECHERS U.S.A., INC. (Case. No. BC414344). The complaint alleges harassment, discrimination based on sexual orientation, failure to prevent discrimination, retaliation and wrongful termination. The lawsuit seeks, among other things, general and compensatory damages, special damages according to proof, punitive damages, prejudgment interest, and attorneys’ fees and costs. While we cannot predict the outcome of the litigation, we believe that we have meritorious defenses to the claims asserted by Miranda and intend to defend against those claims vigorously.
     We have no reason to believe that any liability with respect to pending legal actions, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements or results of operations. We occasionally becomes involved in litigation arising from the normal course of business, and management is unable to determine the extent of any liability that may arise from unanticipated future litigation. We recognize legal expense in connection with loss contingencies as incurred.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the six months ended June 30, 2009 and June 30, 2008, our net sales to our five largest customers accounted for approximately 25.6% and 25.1% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2009 or 2008. One customer accounted for 14.4% and 10.5% of our outstanding accounts receivable balance at June 30, 2009 and 2008, respectively. One other customer accounted for 10.0% of our outstanding accounts receivable at June 30, 2009. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2009 and June 30, 2008, the top five manufacturers of our manufactured products produced approximately 66.1% and 65.7% of our total purchases, respectively. One manufacturer accounted for 26.3% of total purchases for the six months ended June 30, 2009 and the same manufacturer accounted for 31.5% of total purchases for the same period in 2008. A second manufacturer accounted for 11.3% of our total purchases during the six months ended June 30, 2009 and the same manufacturer accounted for 11.6% of total purchases for the same period in 2008. Two other manufacturers accounted for 11.0% and 10.2%, respectively, of our total purchases during the six months ended June 30, 2009. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
     If some or all of our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, our business would be harmed.
One Principal Stockholder Is Able To Control Substantially All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of June 30, 2009, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 78.3% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned the remainder of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2009, Mr. Greenberg beneficially owned approximately 61.9% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 79.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. The differential in the voting rights may adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 28, 2009, we held our annual meeting of stockholders. The election of two members to the Board of Directors was voted on at the meeting.
The results of the voting on these matters are set forth as follows:

Proposal	Votes For	Against/Withheld	Abstentions
Proposal No. 1 —
Election of Director Nominees
Robert Greenberg	148,846,070	9,528,063	—
Morton D. Erlich	152,822,542	5,536,598	—
     The following directors did not stand for election and continue to serve as directors of our company: Michael Greenberg, David Weinberg, Jeffrey Greenberg, Geyer Kosinski, and Richard Siskind.
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

Date: August 7, 2009	SKECHERS U.S.A., INC.
	By:	/S/ FREDERICK H. SCHNEIDER
Frederick H. Schneider
Chief Financial Officer (Principal Financial and Accounting Officer)