Form 10-Q
period 2009-09-30
SKECHERS USA INC
filed 2009-11-06
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes  ☐     No  ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 2, 2009: 33,689,209.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 2, 2009: 12,738,483.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$246,380	$114,941
Short-term investments	30,000	—
Trade accounts receivable, less allowances of $14,957 in 2009 and $14,880 in 2008	204,997	175,064
Other receivables	11,037	7,816

Total receivables	216,034	182,880
Inventories	191,819	261,209
Prepaid expenses and other current assets	28,915	31,022
Deferred tax assets	11,955	11,955

Total current assets	725,103	602,007
Property and equipment, at cost, less accumulated depreciation and amortization	172,624	157,757
Intangible assets, less accumulated amortization	4,867	5,407
Deferred tax assets	12,610	18,158
Long-term marketable securities	—	81,925
Other assets, at cost	12,630	11,062

TOTAL ASSETS	$927,834	$876,316

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	583	572
Short-term borrowings	525	—
Accounts payable	160,776	164,643
Accrued expenses	33,460	23,021

Total current liabilities	195,344	188,236
Long-term borrowings, excluding current installments	15,751	16,188

Total liabilities	211,095	204,424
Commitments and contingencies
Equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 33,684 and 33,410 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	34	33
Class B Common Stock, $.001 par value; 100,000 shares authorized; 12,738 and 12,782 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	13	13
Additional paid-in capital	267,396	264,200
Accumulated other comprehensive income (loss)	8,315	(4,719)
Retained earnings	435,919	409,166

Skechers U.S.A., Inc. equity	711,677	668,693
Noncontrolling interest	5,062	3,199

Total equity	716,739	671,892

TOTAL LIABILITIES AND EQUITY	$927,834	$876,316

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
Net sales	$405,374	$403,159	$1,047,820	$1,142,656
Cost of sales	221,648	231,628	616,062	641,760

Gross profit	183,726	171,531	431,758	500,896
Royalty income	418	591	1,022	1,660

	184,144	172,122	432,780	502,556

Operating expenses:
Selling	41,245	40,911	97,568	105,037
General and administrative	110,454	106,462	304,340	304,540

	151,699	147,373	401,908	409,577

Earnings from operations	32,445	24,749	30,872	92,979

Other income (expense):
Interest income	322	1,618	1,612	5,911
Interest expense	(987)	(1,264)	(1,944)	(3,616)
Other, net	2,176	(828)	2,203	(81)

	1,511	(474)	1,871	2,214

Earnings before income taxes (benefit)	33,956	24,275	32,743	95,193
Income tax (benefit) expense	10,175	(3,639)	8,236	20,175

Net earnings	23,781	27,914	24,507	75,018
Less: Net loss attributable to noncontrolling interest	(679)	(375)	(2,246)	(756)

Net earnings attributable to Skechers U.S.A., Inc.	$24,460	$28,289	$26,753	$75,774

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.53	$0.61	$0.58	$1.65

Diluted	$0.52	$0.60	$0.57	$1.62

Weighted average shares used in calculating earnings per share attributable to Skechers U.S.A., Inc.:
Basic	46,405	46,115	46,304	46,000

Diluted	47,095	46,835	46,649	46,770

Comprehensive income:
Net earnings	$24,460	$28,289	$26,753	$75,774
Unrealized gain (loss) on marketable securities, net of tax	—	(1,496)	8,151	(5,402)
Gain (loss) on foreign currency translation adjustment, net of tax	1,009	(8,618)	4,883	(7,728)

Total comprehensive income	$25,469	$18,175	$39,787	$62,644

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$26,753	$75,774
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Noncontrolling interest in subsidiaries	(2,246)	(756)
Depreciation of property and equipment	14,465	12,855
Amortization of deferred financing costs	370	—
Amortization of intangible assets	579	120
Provision for bad debts and returns	2,959	8,617
Tax benefits from stock-based compensation	—	561
Non-cash stock compensation	2,464	1,698
Loss on disposal of property and equipment	2	1,525
Provision for deferred income taxes	(614)	—
Impairment of property and equipment	761	—
(Increase) decrease in assets:
Receivables	(31,039)	(55,234)
Inventories	70,925	(46,762)
Prepaid expenses and other current assets	2,369	(13,891)
Other assets	(1,362)	(12,753)
Increase (decrease) in liabilities:
Accounts payable	(6,339)	11,354
Accrued expenses	10,229	2,265

Net cash provided by (used in) operating activities	90,276	(14,627)

Cash flows from investing activities:
Capital expenditures	(31,197)	(47,802)
Purchases of investments	(30,000)	(11,725)
Maturities of investments	375	20,375
Redemption of auction rate securities	95,250	—

Net cash provided by (used in) investing activities	34,428	(39,152)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	1,344	2,903
Payments on long-term debt	(275)	(315)
Increase in short-term borrowings	525	—
Contribution from noncontrolling interest of consolidated entity	4,000	3,000
Excess tax benefits from stock-based compensation	—	559

Net cash provided by financing activities	5,594	6,147

Net increase (decrease) in cash and cash equivalents	130,298	(47,632)
Effect of exchange rates on cash and cash equivalents	1,141	(904)
Cash and cash equivalents at beginning of the period	114,941	199,516

Cash and cash equivalents at end of the period	$246,380	$150,980

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,260	$3,951
Income taxes	1,624	14,502
Non-cash investing and financing activities:
Acquisition of Chilean distributor	4,382	—
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 and 2008
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
     The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.
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
Noncontrolling interests
     On January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS 160),“Noncontrolling Interests in Consolidated Financial Statements.” The objective of ASC 810-10 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Under the provisions of this statement, the income statement presentation has been revised to separately present consolidated net earnings, which now includes the amounts attributable to the Company, plus noncontrolling interests and net income attributable solely to the Company. Noncontrolling interest, previously referred to as minority interest, in the Company’s consolidated financial statements results from the accounting for a noncontrolling interest in a consolidated subsidiary or affiliate. Noncontrolling interest represents partially-owned subsidiaries or consolidated affiliate’s income, losses, and components of other comprehensive income (loss) which is attributable to the noncontrolling parties’ interests. In addition, noncontrolling interests are considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. Prior year presentations have been reclassified to conform with these requirements.
     The Company has a 50 percent interest in Skechers China Limited (“Skechers China”), a joint venture which was formed in October 2007, and made a capital contribution of cash and inventory of $4.0 million and $3.0 million during the nine months ended September 30, 2009 and 2008, respectively. Our joint venture partner also made a corresponding cash capital contribution during the nine months ended September 30, 2009 and 2008, respectively. The Company also has a 50 percent interest in Skechers Southeast Asia Limited (“Skechers Southeast Asia”) and a 51 percent interest in Skechers (Thailand) Ltd. (“Skechers Thailand”). The Company consolidates these joint ventures into its financial statements because it holds a majority of seats on the board of directors and, thus, controls the joint ventures. Net loss attributable to noncontrolling interest of $0.7 million for the three months ended September 30, 2009 and $2.2 million for the nine months ended September 30, 2009 represents the share of net loss that is attributable to the equity of these joint ventures that is owned by our joint venture partners. Transactions between these joint ventures and Skechers have been eliminated in the consolidated financial statements.
Recent accounting pronouncements
     In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 during the 2009 third quarter. The Company’s adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.
(2) INVESTMENTS
     During the nine months ended September 30, 2009, Wachovia Securities purchased $95.3 million of the Company’s investments in auction rate preferred stocks and auction rate Dividend Received Deduction (“DRD”) preferred securities at par for cash. At September 30, 2009, short-term investments were $30.0 million which consisted of U.S. government obligations with maturities of greater than 90 days. At December 31, 2008, long-term investments were $81.9 million net of unrealized losses of $13.7 million.
(3) REVENUE RECOGNITION
     The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivables is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. The Company recognizes revenue from retail sales at the point of sale. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales.
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

     The activity in other comprehensive income, net of income taxes, was as follows (in thousands):

	Three-Months Ended	Nine-Months Ended
	September 30, 2009	September 30, 2009
Net earnings	$23,781	$24,507
Unrealized gain on marketable securities, net of tax	—	8,151
Gain on foreign currency translation adjustment, net of tax	1,093	4,992

Comprehensive income	24,874	37,650
Comprehensive loss attributable to noncontrolling interest	(595)	(2,137)

Comprehensive income attributable to parent	$25,469	$39,787

(5) STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the estimated grant-date fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions including the expected stock price volatility, expected term and forfeiture rate. Stock compensation expense was $1.3 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively. Stock compensation expense was $2.5 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.
     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plan”) were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2008	1,739,721	$11.79
Granted	—	—
Exercised	(59,782)	9.48
Cancelled	(107,945)	11.20

Outstanding at September 30, 2009	1,571,994	11.92	2.2 years	$9,232,409

Exercisable at September 30, 2009	1,571,994	11.92	2.2 years	$9,232,409

     A summary of the status and changes of our nonvested shares related to the Equity Incentive Plan as of and during the nine months ended September 30, 2009 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2008	217,284	$16.97
Granted	1,816,500	17.94
Vested	(102,640)	17.20
Cancelled	—	—

Nonvested at September 30, 2009	1,931,144	17.87

     As of September 30, 2009, there was $32.8 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 3.0 years.
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

     Net earnings for the nine months ended September 30, 2009 were positively impacted by a $1.9 million adjustment for a discrete tax item as discussed in Note 7, Income Taxes.
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Basic earnings per share	2009	2008	2009	2008
Net earnings attributable to Skechers U.S.A., Inc.	$24,460	$28,289	$26,753	$75,774
Weighted average common shares outstanding	46,405	46,115	46,304	46,000
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.53	$0.61	$0.58	$1.65
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Diluted earnings per share	2009	2008	2009	2008
Net earnings attributable to Skechers U.S.A., Inc.	$24,460	$28,289	$26,753	$75,774
Weighted average common shares outstanding	46,405	46,115	46,304	46,000
Dilutive effect of stock options	690	720	345	770

Weighted average common shares outstanding	47,095	46,835	46,649	46,770

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.52	$0.60	$0.57	$1.62

     Options to purchase 370,528 and 768,220 shares of Class A common stock were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2009, respectively, because their effect would have been anti-dilutive. There were no options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2008.
(7) INCOME TAXES
     The Company’s effective tax rates for the third quarter and first nine months of 2009 were 30.0% and 25.2%, respectively, compared to the effective tax rates of (15.0%) and 21.2% for the third quarter and first nine months of 2008, respectively. Income tax expense for the three months ended September 30, 2009 was $10.2 million compared to an income tax benefit of $3.6 million for the same period in 2008. Income tax expense for the nine months ended September 30, 2009 was $8.2 million compared to $20.2 million for the same period in 2008. The tax provision for the nine months ended September 30, 2009 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Included in the above effective tax rates and income tax expense amounts for the nine-month period ended September 30, 2009 is a $1.9 million discrete tax benefit adjusting the amount of tax benefit recognized in 2008 relating to the Company entering into an advanced pricing agreement (“APA”) with the U.S. Internal Revenue Service (“IRS”). Excluding this discrete item, the Company’s effective tax rate for the nine months ended September 30, 2009 would have been 31.1%. The effective tax rate for the three- and nine-month periods ended September 30, 2009 is lower than the expected domestic rate of approximately 40% due to non-U.S. subsidiary earnings in lower tax rate jurisdictions and the Company’s planned permanent reinvestment of undistributed earnings from its non-U.S. subsidiaries. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of its non-U.S. subsidiaries.

     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the IRS; however the Company is under examination by a number of state taxing authorities. During the nine months ended September 30, 2009, settlements were reached with certain state taxing authorities which reduced the balance of 2009 and prior year unrecognized tax benefits by $0.5 million. It is reasonably possible that most or all of the remaining examinations could be settled within the next twelve months, which would reduce the remaining balance of 2009 and prior year unrecognized tax benefits by $1.6 million.
     With few exceptions, the Company is no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. Tax years 2006 through 2008 remain open to examination by the U.S. federal, state, and foreign tax authorities. During the third quarter, the statute of limitations for the 2005 tax year lapsed for the U.S. federal and several state tax jurisdictions. The lapse in statute reduced the balance of prior year unrecognized tax benefits by $0.2 million.
(8) LINE OF CREDIT AND SHORT-TERM BORROWINGS
     On June 30, 2009, the Company entered into a $250.0 million secured credit agreement with a group of eight banks (the “Credit Agreement”) that replaced the existing $150.0 million credit agreement. The new credit facility matures in June 2013. The Credit Agreement permits the Company and certain of its subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at the Company’s request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the Credit Agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for Libor Rate Loans). The Company pays a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50.0 million. In addition, the Credit Agreement places limits on additional indebtedness that the Company is permitted to incur as well as other restrictions on certain transactions. As of September 30, 2009, the Company and its subsidiaries were in compliance with all financial covenants of the Credit Agreement. In September 2009, the Company’s principal stockholder contributed stock into two trusts, which necessitated an amendment to the Credit Agreeement. On November 5, 2009, an amendment to the Credit Agreement was obtained that included a waiver of any potential event of default. The Company and its subsidiaries had $1.6 million of outstanding letters of credit and short-term borrowings of $0.5 million as of September 30, 2009. During the nine months ended September 30, 2009, the Company paid syndication and commitment fees of $5.5 million on this facility which are being amortized over the four-year life of the facility. Amortization expense related to this facility was $0.4 million for both the three months and nine months ended September 30, 2009.
(9) STOCKHOLDERS’ EQUITY
     No shares of Class B common stock were converted into shares of Class A common stock during the three months ended September 30, 2009 and 2008. Certain Class B stockholders converted 43,902 and 50,000 shares of Class B common stock into an equivalent number of shares of Class A common stock during the nine months ended September 30, 2009 and 2008, respectively.
     Prior year amounts related to noncontrolling interest, previously referred to as minority interest, have been reclassified to conform to the current year presentation as required by ASC 810-10.

     The following table reconciles equity attributable to noncontrolling interest (in thousands):

Nine-Months Ended
September 30, 2009
Noncontrolling interest, January 1, 2009	$3,199
Net loss attributable to noncontrolling interest	(2,246)
Foreign currency translation adjustment	109
Capital contribution by noncontrolling interest	4,000

Noncontrolling interest, September 30, 2009	$5,062

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales
Domestic wholesale	$202,963	$225,706	$544,352	$647,890
International wholesale	100,099	93,371	261,140	270,338
Retail	95,250	79,275	227,541	211,027
E-commerce	7,062	4,807	14,787	13,401

Total	$405,374	$403,159	$1,047,820	$1,142,656

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross profit
Domestic wholesale	$82,328	$82,365	$194,715	$246,425
International wholesale	39,281	39,183	93,127	119,413
Retail	58,449	47,897	136,113	128,703
E-commerce	3,668	2,086	7,803	6,355

Total	$183,726	$171,531	$431,758	$500,896

	September 30, 2009	December 31, 2008
Identifiable assets
Domestic wholesale	$725,242	$678,881
International wholesale	109,584	110,930
Retail	92,685	86,236
E-commerce	323	269

Total	$927,834	$876,316

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Additions to property and equipment
Domestic wholesale	$402	$7,209	$19,628	$30,938
International wholesale	1,718	1,306	4,811	2,041
Retail	2,217	1,449	6,758	14,823

Total	$4,337	$9,964	$31,197	$47,802

     Geographic Information:
     The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales (1)
United States	$296,458	$302,959	$766,865	$852,913
Canada	14,044	12,350	29,988	36,654
Other international (2)	94,872	87,850	250,967	253,089

Total	$405,374	$403,159	$1,047,820	$1,142,656

	September 30, 2009	December 31, 2008
Long-lived assets
United States	$162,773	$148,228
Canada	960	471
Other international (2)	8,891	9,058

Total	$172,624	$157,757

(1)	The Company has subsidiaries in Canada, the United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Chile and joint ventures in China, Hong Kong, Malaysia, Singapore and Thailand that generate net sales within those respective countries and in some cases the neighboring regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Brazil, Chile, China, Hong Kong, Malaysia, Singapore, Thailand, Switzerland, the United Kingdom, Germany, France, Spain, Italy and Netherlands.
(11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $117.8 million and $111.9 million before allowances for bad debts, sales returns and chargebacks at September 30, 2009 and December 31, 2008, respectively. Foreign accounts receivable, which may be collateralized by letters of credit, were equal to $102.2 million and $78.1 million before allowance for bad debts, sales returns and chargebacks at September 30, 2009 and December 31, 2008, respectively.
     Net sales to customers in the U.S. exceeded 70% of total net sales for the three and nine months ended September 30, 2009 and 2008. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $121.6 million and $120.5 million at September 30, 2009 and December 31, 2008, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 24.7% and 22.8% of total net sales for the three months ended September 30, 2009 and 2008, respectively. The Company’s net sales to its five largest customers accounted for approximately 25.0% and 24.2% of total net sales for the nine months ended September 30, 2009 and 2008, respectively. No customer accounted for more than 10% of our net sales during the three months ended September 30, 2009 or 2008, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2009 or 2008, respectively. No customers accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2009. One customer accounted for 9.5% of our outstanding accounts receivable balance at September 30, 2008.
     The Company’s top five manufacturers produced the following for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Manufacturer #1	30.1%	31.9%	27.8%	31.6%
Manufacturer #2	14.7%	12.1%	12.5%	11.7%
Manufacturer #3	11.6%	10.0%	11.4%	9.1%
Manufacturer #4	11.1%	5.8%	10.6%	6.5%
Manufacturer #5	4.7%	5.4%	6.0%	6.4%

	72.2%	65.2%	68.3%	65.3%

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
FINANCIAL OVERVIEW
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. During the third quarter the weak retail environment continued to negatively impact our domestic business. Net income for the three months ended September 30, 2009 was $24.5 million, or $0.52 per diluted share.

     Revenue as a percentage of net sales was as follows:

	Three-Months Ended September 30,
	2009	2008
Percentage of revenues by segment
Domestic wholesale	50.1%	56.0%
International wholesale	24.7%	23.1%
Retail	23.5%	19.7%
E-commerce	1.7%	1.2%

Total	100%	100%

     As of September 30, 2009 we owned 218 domestic retail stores and 26 international retail stores, and we have established our presence in most of what we believe to be the major domestic retail markets. During the first nine months of 2009, we opened five domestic concept stores, ten domestic outlet stores, one international concept store, and two international outlet stores and we closed two domestic concept stores. In addition, we acquired ten international concept stores from one of our distributors and contributed six other international concept stores to a new joint venture. During the remainder of 2009 and in 2010, we intend to focus on: (i) enhancing the efficiency of our operations by managing our inventory and reducing expenses, (ii) increasing our international customer base, (iii) increasing the product count of all customers by delivering trend-right styles at reasonable prices, and (iv) continuing to pursue opportunistic retail store locations. We expect to open between four and eight retail locations in the fourth quarter of 2009 and 20 to 25 retail locations in 2010. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current applicable lease term.
RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2009		2008		2009		2008
Net sales	$405,374	100.0%	$403,159	100.0%	$1,047,820	100.0%	$1,142,656	100.0%
Cost of sales	221,648	54.7	231,628	57.5	616,062	58.8	641,760	56.2

Gross profit	183,726	45.3	171,531	42.5	431,758	41.2	500,896	43.8
Royalty income	418	0.1	591	0.2	1,022	0.1	1,660	0.2

	184,144	45.4	172,122	42.7	432,780	41.3	502,556	44.0

Operating expenses:
Selling	41,245	10.2	40,911	10.2	97,568	9.3	105,037	9.2
General and administrative	110,454	27.2	106,462	26.4	304,340	29.1	304,540	26.6

	151,699	37.4	147,373	36.6	401,908	38.4	409,577	35.8

Earnings from operations	32,445	8.0	24,749	6.1	30,872	2.9	92,979	8.2
Interest income	322	0.1	1,618	0.4	1,612	0.2	5,911	0.5
Interest expense	(987)	(0.2)	(1,264)	(0.3)	(1,944)	(0.2)	(3,616)	(0.3)
Other, net	2,176	0.5	(828)	(0.2)	2,203	0.2	(81)	—

Earnings before income taxes	33,956	8.4	24,275	6.0	32,743	3.1	95,193	8.4
Income tax expense (benefit)	10,175	2.5	(3,639)	(0.9)	8,236	0.8	20,175	1.9

Net earnings	23,781	5.9	27,914	6.9	24,507	2.3	75,018	6.5
Less: Net loss attributable to noncontrolling interest	(679)	(0.1)	(375)	(0.1)	(2,246)	(0.3)	(756)	(0.1)

Net earnings attributable to Skechers U.S.A., Inc.	$24,460	6.0%	$28,289	7.0%	$26,753	2.6%	$75,774	6.6%

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008
Net sales
     Net sales for the three months ended September 30, 2009 were $405.4 million, an increase of $2.2 million or 0.6%, as compared to net sales of $403.2 million for the three months ended September 30, 2008. The increase in net sales was primarily due to higher sales in our retail and international wholesale segments partially offset by lower sales in our domestic wholesale segment.
     Our domestic wholesale net sales decreased $22.7 million, or 10.1%, to $203.0 million for the three months ended September 30, 2009, from $225.7 million for the three months ended September 30, 2008. The largest decreases in our domestic wholesale segment came in our Men’s USA, Women’s USA, and Women’s Active divisions. The average selling price per pair within the domestic wholesale segment increased to $21.71 per pair for the three months ended September 30, 2009 compared to $20.51 per pair for the same period last year which was primarily the result of reduced closeouts and sales of more in-line, in-demand inventory. The decrease in the domestic wholesale segment’s net sales came on a 15.1% unit sales volume decrease to 9.3 million pairs from 11.0 million pairs for the same period in 2008.
     Our international wholesale segment net sales increased $6.7 million, or 7.2%, to $100.1 million for the three months ended September 30, 2009, compared to $93.4 million for the three months ended September 30, 2008. Our international wholesale sales consist of direct subsidiary sales — those sales we make to department stores and specialty retailers — and sales to our distributors who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $11.6 million, or 18.5%, to $74.1 million for the three months ended September 30, 2009 compared to net sales of $62.5 million for the three months ended September 30, 2008. The largest sales increases during the quarter came from our subsidiaries in China, Chile and Germany. Our distributor sales decreased $4.8 million to $26.0 million, or 15.7%, for the three months ended September 30, 2009, compared to sales of $30.8 million for the three months ended September 30, 2008. The decrease in distributor sales was primarily due to decreased sales to our distributor in Panama as well as the conversion of our Chilean distributor to a subsidiary, effective June 1, 2009.
     Our retail segment sales increased $16.0 million to $95.3 million for the three months ended September 30, 2009, a 20.2% increase over sales of $79.3 million for the three months ended September 30, 2008. The increase in retail sales was due to a net increase of 29 stores and positive comparable domestic store sales (i.e. those open at least one year). For the three months ended September 30, 2009, we realized positive comparable store sales of 7.8% in our domestic retail stores and negative comparable store sales of 2.1% in our international retail stores due to unfavorable currency translations. During the three months ended September 30, 2009, we opened five stores which consisted of two domestic concept stores, one domestic outlet store, one international concept store and one international outlet store. Our domestic retail sales increased 19.3% for the three months ended September 30, 2009 compared to the same period in 2008 due to a net increase of 20 stores and positive comparable store sales. Our international retail sales increased 29.1% for the three months ended September 30, 2009 compared to the same period in 2008, attributable to the purchase of ten stores from our Chilean distributor.
     Our e-commerce sales increased $2.3 million, or 46.9%, to $7.1 million for the three months ended September 30, 2009 from $4.8 million for the three months ended September 30, 2008. The increase in sales was primarily due to increased sales of in-line and in-demand inventory. Our e-commerce sales made up approximately 2% of our consolidated net sales for the three months ended September 30, 2009 compared to approximately 1% for the three months ended September 30, 2008.
Gross profit
     Gross profit for the three months ended September 30, 2009 increased $12.2 million to $183.7 million as compared to $171.5 million for the three months ended September 30, 2008. Gross profit as a percentage of net sales, or gross margin, increased to 45.3% for the three months ended September 30, 2009 from 42.5% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $0.1 million, or 0.1%, to $82.3 million for the three months ended September 30, 2009 compared to $82.4 million for the three months ended September 30, 2008. Domestic wholesale margins increased to 40.6% for the three months ended September 30, 2009 from 36.5% for the same period in the prior year. The increase in domestic wholesale margins was due to less closeouts and increased sales of in-line, in-demand inventory.
     Gross profit for our international wholesale segment increased $0.1 million, or 0.3%, to $39.3 million for the three months ended September 30, 2009 compared to $39.2 million for the three months ended September 30, 2008. Gross margins were 39.2% for the three months ended September 30, 2009 compared to 42.0% for the three months ended September 30, 2008. The decrease in gross margins for our international wholesale segment was due to weaker retail environments abroad and unfavorable currency translations. International wholesale sales through our foreign subsidiaries achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 43.0% for the three months ended September 30, 2009 as compared to 47.8% for the three months ended September 30, 2008. Gross margins for our distributor sales were 28.5% for the three months ended September 30, 2009 as compared to 30.1% for the three months ended September 30, 2008.
     Gross profit for our retail segment increased $10.5 million, or 22.0%, to $58.4 million for the three months ended September 30, 2009 as compared to $47.9 million for the three months ended September 30, 2008. Gross margins for all stores were 61.4% for the three months ended September 30, 2009 as compared to 60.4% for the three months ended September 30, 2008. Gross margins for our domestic stores were 61.3% for the three months ended September 30, 2009 as compared to 60.4% for the three months ended September 30, 2008. Gross margins for our international stores were 62.4% for the three months ended September 30, 2009 as compared to 61.2% for the three months ended September 30, 2008. The increase in domestic and international retail margins was due to less closeouts and increased sales of in-line, in-demand inventory.
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
Selling expenses
     Selling expenses increased by $0.3 million, or 0.8%, to $41.2 million for the three months ended September 30, 2009 from $40.9 million for the three months ended September 30, 2008. As a percentage of net sales, selling expenses were 10.2% for both the three months ended September 30, 2009 and 2008. The increase in selling expenses was primarily due to higher marketing expenses partially offset by lower trade show expenses.
     Selling expenses consist primarily of sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $4.0 million, or 3.8%, to $110.5 million for the three months ended September 30, 2009 from $106.5 million for the three months ended September 30, 2008. As a percentage of sales, general and administrative expenses were 27.2% and 26.4% for the three months ended September 30, 2009 and 2008, respectively. The increase in general and administrative expenses was primarily due to higher salaries of $2.1 million, increased depreciation expense of $1.2 million, and higher rent expense of $1.1 million as a result of an additional 29 stores from the prior year. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $28.9 million and $30.4 million for the three months ended September 30, 2009 and 2008, respectively.

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
Interest income
     Interest income for the three months ended September 30, 2009 decreased $1.3 million to $0.3 million compared to $1.6 million for the same period in 2008. The decrease in interest income resulted from lower interest rates for the three months ended September 30, 2009 as compared to the same period in 2008.
Interest expense
     Interest expense was $1.0 million for the three months ended September 30, 2009 compared to $1.3 million for the same period in 2008. The decrease was due to increased capitalized interest on our new corporate headquarters and the warehouse equipment for our new distribution center. Interest expense was incurred on our mortgages for our domestic distribution center and our corporate office located in Manhattan Beach, California, and on amounts owed to our foreign manufacturers.
Income taxes
     Our effective tax rate was 30.0% and (15.0%) for the three months ended September 30, 2009 and 2008, respectively. Income tax expense for the three months ended September 30, 2009 was $10.2 million compared to income tax benefit of $3.6 million for the same period in 2008. The effective tax rate for the three months ended September 30, 2009 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Noncontrolling interest in net loss of consolidated subsidiaries
     Noncontrolling interest for the three months ended September 30, 2009 increased $0.3 million to $0.7 million compared to $0.4 million for the same period in 2008. Noncontrolling interest represents the share of net loss that is attributable to our joint venture partners based on their investments in Skechers China, Skechers Southeast Asia and Skechers Thailand.
NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008
Net sales
     Net sales for the nine months ended September 30, 2009 were $1.048 billion, a decrease of $94.8 million or 8.3%, from net sales of $1.142 billion for the nine months ended September 30, 2008. The decrease in net sales was primarily due to lower sales in our domestic wholesale segment.
     Our domestic wholesale net sales decreased $103.5 million, or 16.0%, to $544.4 million for the nine months ended September 30, 2009, from $647.9 million for the nine months ended September 30, 2008. The largest decreases in our domestic wholesale segment came in our Women’s Active, Cali Gear, and Men’s USA divisions. The average selling price per pair within the domestic wholesale segment increased to $19.17 per pair for the nine months ended September 30, 2009 from $19.10 per pair in the same period last year. The decrease in domestic wholesale segment net sales came on a 16.3% unit sales volume decrease to 28.4 million pairs from 33.9 million pairs for the same period in 2008.
     Our international wholesale segment net sales decreased $9.2 million, or 3.4%, to $261.1 million for the nine months ended September 30, 2009, compared to $270.3 million for the nine months ended September 30, 2008. Direct subsidiary sales increased $1.3 million, or 0.7%, to $183.1 million for the nine months ended September 30, 2009 compared to net sales of $181.8 million for the nine months ended September 30, 2008. The largest sales increases during the nine months ended September 30, 2009 came from our subsidiary in China and Chile. Our distributor sales decreased $10.5 million to $78.1 million for the nine months ended September 30, 2009, a 11.9% decrease from sales of $88.6 million for the nine months ended September 30, 2008. This was primarily due to decreased sales to our distributor in Russia as well as the conversion of our Chilean distributor to a subsidiary, effective June 1, 2009.
     Our retail segment sales increased $16.5 million to $227.5 million for the nine months ended September 30, 2009, a 7.8% increase over sales of $211.0 million for the nine months ended September 30, 2008. The increase in retail sales was due to a net increase of 29 stores partially offset by negative comparable store sales. For the nine months ended September 30, 2009, we realized negative comparable store sales of 1.1% in our domestic retail stores and 17.9% in our international retail stores due to the challenging retail environment and unfavorable currency translations. During the nine months ended September 30, 2009, we opened 18 stores which consisted of five domestic concept stores, ten domestic outlet stores, one international concept store and two international outlet stores. In addition, we acquired ten international concept stores from one of our distributors and contributed six other international concept stores to a new joint venture. Despite negative comparable store sales, our domestic retail sales increased 8.4% for the nine months ended September 30, 2009 compared to the same period in 2008 due to a net increase of 20 stores. Our international retail sales increased 2.1% for the nine months ended September 30, 2009 compared to the same period in 2008, attributable to the purchase of ten stores from our Chilean distributor.
     Our e-commerce sales increased $1.4 million, or 10.3%, to $14.8 million for the nine months ended September 30, 2009 from $13.4 million for the nine months ended September 30, 2008. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the nine months ended September 30, 2009 and 2008.
Gross profit
     Gross profit for the nine months ended September 30, 2009 decreased $69.1 million to $431.8 million as compared to $500.9 million for the nine months ended September 30, 2008. Gross margin decreased to 41.2% for the nine months ended September 30, 2008 from 43.8% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $51.7 million, or 21.0%, to $194.7 million for the nine months ended September 30, 2009 compared to $246.4 million for the nine months ended September 30, 2008. Domestic wholesale margins decreased to 35.8% for the nine months ended September 30, 2009 from 38.0% for the same period in the prior year. The decrease in domestic wholesale margins was primarily due to higher closeouts and product mix changes, and continued price pressure during the first half of 2009 resulting from the weak U.S. retail environment.
     Gross profit for our international wholesale segment decreased $26.3 million, or 22.0%, to $93.1 million for the nine months ended September 30, 2009 compared to $119.4 million for the nine months ended September 30, 2008. Gross margins were 35.7% for the nine months ended September 30, 2009 compared to 44.2% for the nine months ended September 30, 2008. The decrease in gross margins for our international wholesale segment was due to weaker retail environments abroad and unfavorable currency translations. Gross margins for our direct subsidiary sales were 39.1% for the nine months ended September 30, 2009 as compared to 51.2% for the nine months ended September 30, 2008. Gross margins for our distributor sales were 27.6% for the nine months ended September 30, 2009 as compared to 29.7% for the nine months ended September 30, 2008.
     Gross profit for our retail segment increased $7.4 million, or 5.8%, to $136.1 million for the nine months ended September 30, 2009 as compared to $128.7 million for the nine months ended September 30, 2008. Gross margins for all stores were 59.8% for the nine months ended September 30, 2009 as compared to 61.0% for the nine months ended September 30, 2008. Gross margins for our domestic stores were 59.9% for the nine months ended September 30, 2009 as compared to 60.9% for the nine months ended September 30, 2008. The decrease in domestic retail margins was due to higher closeouts and product mix changes, and continued price pressure during the first half of 2009 resulting from the weak U.S. retail environment. Gross margins for our international stores were 58.6% for the nine months ended September 30, 2009 as compared to 61.6% for the nine months ended September 30, 2008. The decrease in international retail margins was due to weaker retail environments abroad and unfavorable currency translations.
Selling expenses
     Selling expenses decreased by $7.4 million, or 7.0%, to $97.6 million for the nine months ended September 30, 2009 from $105.0 million for the nine months ended September 30, 2008. As a percentage of net sales, selling expenses were 9.3% and 9.2% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in selling expenses was primarily due to decreased advertising costs of $4.4 million and lower trade show expenses of $2.2 million.
General and administrative expenses
     General and administrative expenses decreased by $0.2 million, or 0.1%, to $304.3 million for the nine months ended September 30, 2009 from $304.5 million for the nine months ended September 30, 2008. As a percentage of sales, general and administrative expenses were 29.1% and 26.6% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in general and administrative expenses was primarily due to reduced temporary help costs of $3.6 million, lower travel and entertainment costs of $3.4 million, decreased bad debt expense of $3.0 million, partially offset by higher rent expense of $5.2 million as a result of an additional 29 stores from the prior year and higher salaries of $2.6 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $83.0 million and $88.8 million for the nine months ended September 30, 2009 and 2008, respectively. The $5.8 million decrease was due to reduced sales volumes.
Interest income
     Interest income for the nine months ended September 30, 2009 decreased $4.3 million to $1.6 million compared to $5.9 million for the same period in 2008. The decrease in interest income resulted from lower interest rates for the nine months ended September 30, 2009 as compared to the same period in 2008.
Interest expense
     Interest expense was $1.9 million for the nine months ended September 30, 2009 compared to $3.6 million for the same period in 2008. The decrease was primarily due to increased capitalized interest on our new corporate headquarters and the warehouse equipment for our new distribution center and reduced interest on purchases from our manufacturers.
Income taxes
     Our effective tax rate was 25.2% and 21.2% for the nine months ended September 30, 2009 and 2008, respectively. Income tax expense for the nine months ended September 30, 2009 was $8.2 million compared to $20.2 million for the same period in 2008. The tax provision for the nine months ended September 30, 2009 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Included in the above effective tax rates and income tax expense amounts for the nine months ended September 30, 2009 is a $1.9 million discrete tax benefit adjusting the amount of tax benefit recognized in 2008 from entering into an advanced pricing agreement (“APA”) with the U.S. Internal Revenue Service (“IRS”). Excluding this discrete item, our effective tax rate for the nine months ended September 30, 2009 would have been 31.1%. The effective tax rate for the nine-months ended September 30, 2009 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Noncontrolling interest in net loss of consolidated subsidiaries
     Noncontrolling interest for the nine months ended September 30, 2009 increased $1.4 million to $2.2 million compared to $0.8 million for the same period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at September 30, 2009 was $529.8 million, an increase of $116.0 million from working capital of $413.8 million at December 31, 2008. Our cash and cash equivalents at September 30, 2009 were $246.4 million compared to $114.9 million at December 31, 2008. The increase in cash and cash equivalents of $131.5 million was primarily the result of the redemption of our investments in auction rate securities of $95.3 million and decreased inventory levels of $70.9 million, partially offset by capital expenditures of $31.2 million.
     For the nine months ended September 30, 2009, net cash provided by operating activities was $90.3 million compared to net cash used in operating activities of $14.6 million for the nine months ended September 30, 2008. The increase in our operating cash flows for the nine months ended September 30, 2009, when compared to the nine months ended September 30, 2008 was primarily the result of reduced inventory levels.
     Net cash provided by investing activities was $34.4 million for the nine months ended September 30, 2009 as compared to net cash used in investing activities of $39.2 million for the nine months ended September 30, 2008. In June 2009, Wachovia Securities redeemed our investments in auction rate preferred stocks and auction rate DRD preferred securities at par for cash, which was the primary reason for the increase in our cash flows from investing activities. Capital expenditures for the nine months ended September 30, 2009 were approximately $31.2 million, which primarily consisted of warehouse equipment for our new distribution center and new store openings and remodels. This compared to capital expenditures of $47.8 million for the nine months ended September 30, 2008, which primarily consisted of a corporate real property purchase, new store openings and remodels, and warehouse equipment upgrades. Excluding the costs of our new distribution center, we expect our ongoing capital expenditures for the remainder of 2009 to be approximately $5.0 million to $7.0 million, which includes opening an additional four to eight domestic retail stores, store remodels and tenant improvements in our new corporate facility. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be approximately $85.0 million, of which $38.5 million was incurred as of September 30, 2009. We expect to spend the remaining balance in the second half of 2010.
     Net cash provided by financing activities was $5.6 million during the nine months ended September 30, 2009 compared to $6.1 million during the nine months ended September 30, 2008. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options during the nine months ended September 30, 2009 as compared to the same period in the prior year.
     We have outstanding debt of $16.3 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the properties and due in January 2011.
     On June 30, 2009, we entered into the $250.0 million Credit Agreement that replaced the existing $150.0 million credit agreement. The new credit facility matures in June 2013. The Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the Credit Agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for Libor Rate Loans). We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum outstanding amount of $50.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50.0 million. In addition, the Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries were in compliance with all of the financial covenants of the Credit Agreement at September 30, 2009. We and our subsidiaries had $1.6 million of outstanding letters of credit and short-term borrowings of $0.5 million as of September 30, 2009. We paid syndication and commitment fees of $5.5 million on this facility which are being amortized over the four-year life of the facility.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand and financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through September 30, 2010. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105-10 during the 2009 third quarter. Our adoption of ASC 105-10 did not have a material impact on our consolidated financial statements.
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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. During 2009, we have experienced unfavorable currency translations which may continue in the foreseeable future. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2008 and the first nine months of 2009, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not hold any derivative securities that require fair value presentation per ASC 815-25 (formerly SFAS 133).
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have had and may continue to have an impact on our results of operations.
     Interest rate fluctuations. The interest rate charged on our secured line of credit fluctuates and changes in interest rates will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at September 30, 2009. We had $0.5 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect that any changes will have a material impact on our financial condition or results of operations.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Malaysia, Singapore and Thailand. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. During the nine months ended September 30, 2009 and 2008, the fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $4.9 million and loss of $7.7 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2009 would have reduced the values of our net investments by approximately $2.4 million.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the nine months ended September 30, 2009 and September 30, 2008, our net sales to our five largest customers accounted for approximately 25.0% and 24.2% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2009 or 2008. No customers accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2009. One customer accounted for 9.5% of our outstanding accounts receivable balance at September 30, 2008. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2009 and September 30, 2008, the top five manufacturers of our manufactured products produced approximately 68.3% and 65.3% of our total purchases, respectively. One manufacturer accounted for 27.8% of total purchases for the nine months ended September 30, 2009 and the same manufacturer accounted for 31.6% of total purchases for the same period in 2008. A second manufacturer accounted for 12.5% of our total purchases during the nine months ended September 30, 2009 and another manufacturer accounted for 11.7% of total purchases for the nine months ended September 30, 2008. Two other manufacturers accounted for 11.4% and 10.6%, respectively, of our total purchases during the nine months ended September 30, 2009. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
One Principal Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of September 30, 2009, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 39.0% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 21.3% of our outstanding Class B common shares. The remainder of our outstanding Class B common shares are held in two irrevocable trusts for the benefit of Mr. Greenberg and his immediate family members, and voting control of such shares resides with the independent trustee. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2009, Mr. Greenberg beneficially owned approximately 30.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 48.1% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, Mr. Greenberg’s significant influence on actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
We Have Recently Entered The Highly Competitive Performance Footwear Market.
     Although the design and aesthetics of our products have traditionally been the most important factor in consumer acceptance of our footwear, we have recently introduced technical innovation into our product offerings to capitalize on the recent trends in the performance footwear market. The performance footwear market is keenly competitive in the United States and worldwide, and new entrants into that market face many challenges. Our historical reputation as a fashion and lifestyle footwear company, consumer perceptions of our performance features, competitive product offerings and technologies, rapid changes in footwear technology and consumer demands, professional and expert opinions on our technical features and performance claims, and publicity and media attention associated with this product category may constitute significant risk factors in our operations and may negatively impact our business.
ITEM 5. OTHER INFORMATION
     Because of the timing of the event, we have opted to include the following disclosure in this Item 5, rather than filing a separate Form 8-K under Item 1.01 “Entry into a Material Definitive Agreement.”
     Effective November 5, 2009, we entered into Amendment Number One to Credit Agreement and Waiver (the “Amendment”) which amends that certain Credit Agreement dated as of June 30, 2009, between us, three of our subsidiaries, and a group of eight banks including Wells Fargo Foothill, LLC, as joint-lead arranger and administrative agent, Bank of America N.A., as syndication agent, Bank of America LLC, as the joint-lead arranger (the “Lenders”). The Amendment (i) effects certain changes in the provisions describing the obligations of the Agent (as defined therein) to the Lenders and extends those provisions to include providers of bank products; (ii) amends the definition of a Permitted Holder for purposes of the change of control provisions of the Credit Agreement to include certain specifically designated trusts created by certain existing stockholders (the “Trusts”); (iii) waives any Event of Default (as defined therein) that might have occurred as a result of transfers of shares to the Trusts; and (iv) releases any claims that we or our guarantor subsidiaries might have against the Agent or the Lenders. Certain of the lenders party to the Credit Agreement, and their respective affiliates, have performed and may in the future perform for us various commercial banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses.
     The foregoing description is not intended to be a complete description of the Amendment, and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2009).

10.2	Schedule 1.1 of Defined Terms to the Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, Bank of America, N.A., and Banc of America Securities LLC (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2009).

10.3	Amendment Number One to Credit Agreement dated November 5, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2009	SKECHERS U.S.A., INC.
	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer (Principal Financial and Accounting Officer)