Form 10-K
period 2009-12-31
SKECHERS USA INC
filed 2010-03-05
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $329 million based upon the closing price of $9.77 of the Class A Common Stock on the New York Stock Exchange on such date.
The number of shares of Class A Common Stock outstanding as of February 15, 2010: 34,245,088.
The number of shares of Class B Common Stock outstanding as of February 15, 2010: 12,359,615.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2010 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

i

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
     This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2010 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:
•	international, national and local general economic, political and market conditions including the ongoing global economic slowdown and financial crisis;
•	entry into the highly competitive performance footwear market;
•	sustaining, managing and forecasting our costs and proper inventory levels;
•	losing any significant customers, decreased demand by industry retailers and cancellation of order commitments due to the lack of popularity of particular designs and/or categories of our products;
•	maintaining our brand image and intense competition among sellers of footwear for consumers;
•	anticipating, identifying, interpreting or forecasting changes in fashion trends, consumer demand for the products and the various market factors described above; and
•	sales levels during the spring, back-to-school and holiday selling seasons.
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
GENERAL
     We design and market Skechers-branded contemporary footwear for men, women and children under several unique lines. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer several uniquely branded designer, fashion and street-focused footwear lines for men, women and children. These lines are branded and marketed separately from Skechers and appeal to specific audiences. Our brands are sold through department stores, specialty stores, athletic retailers, and boutiques as well as catalog and Internet retailers. Along with wholesale distribution, our footwear is available at our e-commerce website and our own retail stores. We operate 90 concept stores, 92 factory outlet stores and 37 warehouse outlet stores in the United States, and 22 concept stores and five factory outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.
     We seek to offer consumers a vast array of fashionable footwear that satisfies their active, casual, dress casual and dress footwear needs. Our core consumers are style-conscious 12 to 24 year-old men and women attracted to our youthful brand image and fashion- forward designs. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic.
     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted our brands through comprehensive marketing campaigns for men, women and children. During 2009, our Skechers brand was supported by: print, television and outdoor campaigns for men and women; animated kids’ television campaigns featuring our own action heroes and characters; print and outdoor campaigns featuring our endorsee and American Idol winner David Cook; and family-focused celebrity ads that included television personality Cesar Millan, and actors Brooke Burke and David Charvet. Our Punkrose, Marc Ecko and Zoo York footwear lines are also supported by print and television ads developed by Marc Ecko. The Red by Marc Ecko women’s line featured High School Musical star Vanessa Hudgens in print and television campaigns through 2009, while the Zoo York campaign featured skateboarders Donny Barley and Kevin Shetler.
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
SKECHERS LINES
     Skechers offers multiple branded product lines for men, women and children as well as other products sold under established names not associated with Skechers. Within these various product lines, we also have numerous categories, some of which have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support.

     Skechers USA. Our Skechers USA category for men and women includes: (i) Casuals, (ii) Dress Casuals, (iii) Relaxed Fit (for men only), (iv) Seriously Lightweight (for men only) (v) Sandals and (vi) Casual Fusion. This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.
•	The Casuals line for men and women is defined by lugged outsoles and utilizes value-oriented and leather materials in the uppers. For men, the Casuals category includes “black and brown” boots, shoes and sandals that generally have a rugged urban design — some with industrial-inspired fashion features. For women, the Casuals category includes basic “black and brown” oxfords and slip-ons, lug outsole and fashion boots, and casual sandals. We design and price both the men’s and women’s categories to appeal primarily to younger consumers with broad acceptance across age groups.
•	The Dress Casuals category for men is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but may utilize traditional or lugged outsoles as well as value-oriented materials. The Dress Casual line for women is comprised of trend-influenced stylized boots and shoes, which may include leather uppers, shearling or faux fur lining or trim.
•	Skechers Relaxed Fit is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. A category with unique features, we market and package Skechers Relaxed Fit styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.
•	Our Seriously Lightweight styles for men primarily consist of designs similar to our casual looks, but feature ultra lightweight outsoles, making them ideal travel and work shoes. A category with unique features, we market and package the Skechers Seriously Lightweight styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.
•	Our Sandals collection for men and women is designed with many of our existing and proven outsoles for our Casuals, Dress Casuals and Casual Fusion lines, stylized with basic or core uppers as well as fresh looks. These styles are generally made with quality leather uppers, but may also be in canvas or fabric.
•	Our Casual Fusion line is comprised of low-profile, sport-influenced Euro casuals targeted to trend-conscious young men and women. The outsoles are primarily rubber and adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh.
     Skechers Sport. Our Skechers Sport footwear for men and women includes: (i) Joggers, Trail Runners, Sport Hikers, Terrainers, (ii) Performance (for men only), (iii) Skechers D’Lites (for women only) and (iv) Sport Sandals. Our Skechers Sport category is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Skechers Sport is typically sold through specialty shoe stores, department stores and athletic footwear retailers.
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

     Skechers Active. A natural companion to Skechers Sport, Skechers Active has grown from a casual everyday line into a complete line of fusion and sport fusion sneakers for females of all ages. The Active line now includes low-profile, wedge and sporty styles. The line, with lace-up, Mary Janes, sandals and open back styles, is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures – traditional laces, zig-zag and cross straps, among others. Active sneakers are typically retailed through specialty casual shoe stores and department stores.
     Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes and sneakers, (ii) S-Lights, Hot Lights by Skechers and Luminators by Skechers, (iii) Skechers Cali for Girls, which is trend-inspired boots, shoes, sandals and dress sneakers, (iv) Airators by Skechers, (v) Skechers Super Z-Strap, (vi) Skechers Bungees, (vii) HyDee HyTop from Skechers, (viii) Twinkle Toes by Skechers, (ix) Pretty Tall by Skechers, (x) Sporty Shorty by Skechers and (xi) Babiez by Skechers. Skechers Kids and Skechers Cali for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger set the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box. Skechers Kids shoes are available at department stores and specialty and athletic retailers.
•	The Skechers Kids line includes embellishments or adornments such as fresh colors and fabrics from our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles and for infants with soft, leather-sole crib shoes.
•	S-Lights and Hot Lights by Skechers are lighted sneakers and sandals for boys and girls. The S-Lights combine patterns of lights on the outsoles and sides of the shoes while Hot Lights feature lights on the front of the toe to simulate headlights as well as on other areas of the shoes. New to the offering with lights, Luminators from Skechers feature glowing green lights and a marketing campaign with the Luminator character.
•	Skechers Cali for Girls is a line of sneakers, skimmers and sandals for young women designed to typify the California lifestyle. The sneakers are designed primarily with canvas uppers in unique prints, some with patch details, on vulcanized outsoles. The skimmers and flats are designed with many of the same upper materials and outsoles as the sneakers.
•	Airators by Skechers is a line of boys sneakers with a foot-cooling system designed to pump air from the heel through to the toes. The line is marketed with the character Kewl Breeze.
•	Skechers Super Z-Strap is a line of athletic styled sneakers with a unique “z” shaped closure system for easy closure. The line is marketed with the character Z-Strap.
•	Skechers Bungees is a line of girls’ sneakers with bungee closures. The line is marketed with the character Elastika.
•	HyDee HyTop from Skechers is a line of colorful high-top sneakers for young girls. The line is marketed with the character HyDee HyTop.
•	Twinkle Toes by Skechers is a new line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. The line is marketed with the character Twinkle Toes.
•	Pretty Tall by Skechers is a new line of girls’ sneakers with a hidden wedge. The line is marketed with the character Pretty Tall.
•	Sporty Shorty by Skechers is a new line of athletic-inspired sneakers for girls who like to wear sport-style footwear off the field. The line is marketed with the character Sporty Shorty.
•	Babiez by Skechers is a line of crib shoes for infants. The uppers and outsoles are designed in leather and are extremely flexible for newborn feet.
     Shape-ups by Skechers Fitness Group. Shape-ups are stylish fitness footwear for men and women who want to incorporate more fitness into their daily lives. Ideal for walking around town, work or home, Shape-ups’ unique kinetic wedge and rocker bottom are designed to give the sensation and benefits of walking on soft sand – a construction that studies show may help promote weight loss, tone muscles, improve posture, and reduce joint stress. The Shape-ups offering includes sneakers, Mary Janes, sandals and boots for women, and sneakers for men. Also available, Shape-ups Slip-Resistant footwear for men and women in the service and occupational industries. Shape-ups are available at athletic footwear retailers, department stores and specialty shoe stores.
     Tone-ups by Skechers. Targeting 18- to 34-year-old fitness- and trend-conscious women, Tone-ups by Skechers are casual and athletic-inspired sandals that feature a gradual density midsole designed to stimulate underused calf, thigh and gluteus muscles, burn calories and reduce stress. Tone-ups uppers range from leather to microfiber suede, mitobuck and nylon webbing. The offering is available in department stores and casual shoe retailers.
     Skechers Work. Expanding on our heritage of cutting-edge utility footwear, Skechers Work offers a complete line of men’s and women’s casuals, field boots, hikers and athletic shoes. The Skechers Work line includes athletic-inspired, casual safety toe, and non-slip safety toe categories that may feature lightweight aluminum safety toe, electrical hazard, and slip-resistant technologies, as well as breathable, seam-sealed waterproof membranes. Designed for men and women with jobs that require certain safety requirements, these durable styles are constructed on high-abrasion, long wearing soles, and feature breathable lining, oil and abrasion resistant outsoles offering all-day comfort and prolonged durability. The Skechers Work line incorporates design elements from the other Skechers mens and womens line. The uppers are comprised of high-quality leather, nubuck, trubuck and durabuck. Our safety toe athletic sneakers, boots, hikers, and casuals are ideal for environments requiring safety footwear and offer comfort and safety in dry or wet conditions. Our slip-resistant boots, hikers, athletics, casuals and clogs are ideal for the service industry. Our safety toe products have been independently tested and certified to meet ASTM standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip resistance. Skechers Work is typically sold through department stores, athletic footwear retailers and specialty shoe stores, as well as marketed directly to consumers through business-to-business channels.
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
     Mark Nason, Siren by Mark Nason, and Lounge by Mark Nason. Mark Nason is a sophisticated and fashion forward footwear collection, marketed to style-conscious men, designed to complement designer denim and dress casual wear. Primarily crafted and constructed in Italy, the Mark Nason collection is comprised of classic and modern boots, shoes and sandals with distinctive profiles and luxurious hand-distressed leathers. The Mark Nason line distinguishes itself with high quality individual styling and may utilize unique materials such as premium leathers, etched and tattooed leathers, hand-treated, hand-scraped and hand-cut leathers, hand-treated leather uppers and soles, snakeskin and eel skin. Siren by Mark Nason is the ultimate accompaniment to designer denim and casual couture for discerning women. The line’s boots are fueled with bold profiles, alluring details and distinct textures. Handcrafted in Italy, the boots utilize premium leathers, hand-treated details, leather outsoles, and some may include snakeskin and other exotic materials. The Mark Nason lines are available in better department stores and boutiques. Lounge by Mark Nason is a collection of boots and casual loafers that have many similar design elements as the Mark Nason line, but are constructed in Asia, giving consumers a more price-conscious option. The Lounge by Mark Nason line is available in many of the same stores as Skechers USA line.
     Punkrose. Skechers acquired the junior brand Punkrose in 2008. Punkrose for women is cutting-edge street ready footwear, inspired by music, art, fashion, and action sports. Punkrose styles include sneakers, high-tops, skimmers, boots and sandals. Vibrant color combos and get-noticed prints are a trademark of this brand. Punkrose is available at department stores, sneaker shops and specialty boutiques.

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
     We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest fashion trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including: the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and e-commerce customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brands’ image.
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
SOURCING
     Factories. Our products are produced by independent contract manufacturers located primarily in China and, to a lesser extent, in Italy, Vietnam, Brazil and various other countries. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers substantially increases our production flexibility and capacity while reducing capital expenditures and avoiding the costs of managing a large production work force.
     When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2009, five of our contract manufacturers accounted for approximately 69.1% of total purchases. One manufacturer accounted for 29.7%, and three others each accounted for over 10.0% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services.
     We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0% and 1.5% for 30- to 60- day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers; however, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.

     We closely monitor sales activity after initial introduction of a product in our concept stores to determine whether there is substantial demand for a style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings, while less popular styles can be discontinued after a limited production run. We believe that sales in our concept stores can also help forecast sales in national retail stores, and we share this sales information with our wholesale customers. Sales, merchandising, production and allocations management analyze historical and current sales and market data from our wholesale account base and our own retail stores to develop an internal product quantity forecast that allows us to better manage our future production and inventory levels. For those styles with high sell-through percentages, we maintain an in-stock position to minimize the time necessary to fill customer orders by placing orders with our manufacturers prior to the time we receive customers’ orders for such footwear.
     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through an approximately 230-person staff working from our offices in China. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, and that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.
     Quality Control. We believe that quality control is an important and effective means of maintaining the quality and reputation of our products. Our quality control program is designed to ensure that not only finished goods meet our established design specifications, but also that all goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on site at each of our major manufacturers to oversee production. For some of our lower volume manufacturers, our staff is on site during significant production runs or we will perform unannounced visits to their manufacturing sites to further monitor compliance with our manufacturing specifications.
ADVERTISING AND MARKETING
     With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. The focus of our marketing plan is print and television advertising, which is supported by outdoor, trend-influenced marketing, public relations, promotions and in-store support. In addition, we utilize celebrity endorsers in our advertisements. We also believe our websites and trade shows are effective marketing tools to both consumers and wholesale accounts. We have historically budgeted advertising as a percentage of projected net sales.
     The majority of our advertising is conceptualized by our in-house design team. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our lifestyle and image-driven advertising, we generally seek to build and increase brand awareness by linking the Skechers brand and our fashion and street brands to youthful, contemporary lifestyles and attitudes. We have built on this approach by featuring select styles in our lifestyle ads for men and women. Our ads are designed to provide merchandise flexibility and to facilitate the “brand’s” direction.
     To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe would reach new markets. American Idol winner David Cook appeared in Skechers marketing campaigns through 2009. To develop family ads that would appeal to a broad range of consumers, we also developed the “Nothing Compares to Family” campaign with celebrities and their families. In 2009, these campaigns included actors Brooke Burke and David Charvet with their children, and television personality and author Cesar Millan with his family and dogs. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.
     In addition to advertising our Skechers branded lines through men’s, women’s and children’s ads, we also support Mark Nason, Marc Ecko, Zoo York, and Punkrose lines through individual unique print and/or television advertisements – some of which may include celebrity endorsees. For Mark Nason, we have focused on key-selling styles in product-driven ads that captured the brand’s essence. For the Marc Ecko footwear brands, Marc Ecko’s design team has created relevant targeted print and television commercials for men and women. These include a multi-media men’s campaign featuring our graffiti painted shoe as well as commercials for Unltd. by Marc Ecko for boys. During 2009, High School Musical star Vanessa Hudgens was the face of Red by Marc Ecko, appearing in print, outdoor and television advertisements. For Punkrose, the approach has been lifestyle advertisements that embrace the feeling of the footwear.
     With a targeted approach, our print ads appear regularly in popular fashion and lifestyle consumer publications, including GQ, Cosmopolitan, Shape, Lucky, In Style, Seventeen, Maxim, Men’s Fitness, and Women’s Health, as well as in weekly publications such as People, Us Weekly, Sports Illustrated and InTouch, among others. Our advertisements also appear in international magazines around the world.
     Our television commercials are produced both in-house and through producers that we have utilized in the past and who are familiar with our brands. In 2009, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes. We have found these to be a cost-effective way to advertise on key national and cable programming during high selling seasons. In 2009, many of our television commercials were translated into multiple languages and aired in Brazil, Canada, United Kingdom, France, the Benelux Region, Germany, Spain, Italy, Chile, Austria and Switzerland.
     Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, we continued our multi-level outdoor campaign that included kiosks in key malls across the United States and billboards, transportation systems and telephone kiosks in North America and Europe. In addition, we advertised on football perimeter boards in the United Kingdom and Germany. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression for our brands.
     Trend-Influenced Marketing/Public Relations. Our public relations objectives are to secure product placement in key fashion magazines, place our footwear on the feet of trend-setting celebrities, and gain positive and accurate press on our company. Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. Our footwear and our company have been prominently displayed and referenced on news and magazine shows. We have also amassed an array of prominent product placements in magazines including Lucky, Seventeen, OK!, US Weekly, Health and Nylon. In addition, our brands have been associated with cutting edge events and select celebrities, and our product has been seen worn by celebrities including Britney Spears, Denis Leary, Vin Diesel, Forest Whitaker and Vanessa Hudgens.
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
     Trade Shows. To better showcase our diverse products to footwear buyers in the United States and Europe and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at WSA’s The Shoe Show, FFANY, ASR and MAGIC in the United States; GDS, MICAM, Bread & Butter, Mess Around and Who’s Next in Europe; and Couromoda and Francal in Brazil. Our dynamic, state-of-the-art trade show exhibits are developed by our in-house architect to showcase our latest product offerings in a lifestyle setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level.

     Internet. We promote and sell our brands through our e-commerce websites www.skechers.com, www.soholab.com and www.myshapeups.com. These websites enable fans and customers to shop, browse, find store locations, socially interact, post a shoe review, photo, video, or question and immerse themselves in our brands. These websites are a venue for dialog and feedback from customers about our products which enhances the Skechers and fashion brands experience while driving sales through all our retail channels. In addition, we established a unique website for Mark Nason (www.marknason.com) designed to serve primarily as a marketing tool.
PRODUCT DISTRIBUTION CHANNELS
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale customers in more than 100 countries and territories via our global network of distributors in addition to our subsidiaries in Asia, Europe, Canada and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. Thirteen distributors have opened 112 distributor-owned Skechers retail stores in 24 countries as of December 31, 2009.
     Domestic Wholesale. We distribute our footwear through the following domestic wholesale distribution channels: department stores, specialty stores, athletic specialty shoe stores and independent retailers, as well as catalog and Internet retailers. While department stores and specialty retailers are the largest distribution channels, we believe that we appeal to a variety of wholesale customers, many of whom may operate stores within the same retail location due to our distinct product lines, variety of styles and the price criteria of their specific customers. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing retail locations and new locations of each customer.
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
     International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our subsidiaries and joint ventures in Canada, France, Germany, Spain, Portugal, Italy, Switzerland, Austria, Malaysia, Thailand, Singapore, Hong Kong, China, the Benelux Region, the United Kingdom, Brazil and Chile; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Latin America, South America, Africa, the Middle East and Australia, among other regions; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.
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
     Skechers-owned retail stores in Europe include nine concept stores and three factory outlet stores located in seven countries, including the key locations of Covent Garden and Oxford Street in London, Alstadt District in Düsseldorf and Kalverstraat Street in Amsterdam.
     To accommodate our European subsidiaries’ operations, we operate an approximately 490,000 square foot distribution center in Liege, Belgium. This distribution center is currently used to store and deliver product to our subsidiaries and retail stores throughout Europe.
Canada
     Merchandising and marketing of our product in Canada is managed by our wholly-owned subsidiary, Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Ontario, California. We have three concept stores; Toronto Eaton Centre, West Edmonton Mall, and Richmond Centre; and two factory outlet stores in Toronto and Alberta.
Malaysia, Singapore and Thailand
     We have a 50% interest in a joint venture in Malaysia and Singapore, and a 51% interest in a joint venture in Thailand that generate net sales in those countries. The joint ventures operate four concept stores and six shops-in-shop in Malaysia, four concept stores in Singapore, and one concept store and 15 shops-in-shop in Thailand. These joint ventures are included in our 2009 consolidated financial statements.
China and Hong Kong
     We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that generate net sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. The joint ventures operate 15 direct-owned stores and in excess of 70 shops-in-shop in China and nine direct-owned stores and 10 shops-in-shop in Hong Kong. The joint ventures are included in our 2008 and 2009 consolidated financial statements.
Brazil
     Merchandising and marketing of our product in Brazil is managed by our wholly-owned subsidiary, Skechers Do Brasil Calcados LTDA., with its offices located in Sao Paulo, Brazil. Product sold in Brazil is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Ontario, California.
Chile
     We have established a subsidiary in Chile, Comercializadora Skechers Chile Limitada, to support the 10 retail stores which we acquired from a former distributor in 2009 as well as wholesale accounts in that country. Product sold in Chile is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Ontario, California.

•	Distributors
     Where we do not sell direct through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 30 distributors who sell our products to department, athletic and specialty stores in more than 100 countries around the world. Through agreements with 13 of these distributors, 112 distributor-owned Skechers retail stores are open in 24 countries, including 28 stores that were opened in 2009 less 10 stores that were acquired in 2009 from our distributor in Chile and are now company-owned stores. Our distributors own and operate the following retail stores:

	STORE	NUMBER OF
REGION	FORMAT	STORES	LOCATION(1)
Asia	Concept	29	Japan (4); Korea (17); Philippines (6); Taiwan (2)
	Warehouse	4	Japan (4)

Australia	Concept	3	Chadstone, Melbourne, Sydney
	Warehouse	6	Cairns, Canberra, Jindalee, Melbourne, Southwharf, Sydney

Central America/ South America	Concept	37	Aruba; Columbia (9); Costa Rica; Ecuador (2); Guatemala (3); Panama (3); Peru (4); Venezuela (14)
	Warehouse	1	Columbia

Eastern Europe	Concept	15	Czech Republic; Russia (11); Turkey; Ukraine (2)

Northern Europe	Concept	3	Estonia (2); Lithuania

Middle East	Concept	12	Bahrain (2); Kuwait (2); Saudi Arabia (2); UAE (6)
	Warehouse	1	UAE

South Africa	Concept	1	Sandton

(1)	One store per location except as otherwise noted.
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
     Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. As of February 15, 2010, we owned and operated 90 concept stores, 92 factory outlet stores and 37 warehouse outlet stores in the United States, and 22 concept stores and five factory outlet stores internationally. During 2009, we opened 16 domestic stores and four international stores, purchased ten stores from our distributor in Chile, contributed six stores to our joint ventures with operations in Malaysia and Thailand, and closed two domestic stores. We plan to open an additional 25 to 30 stores, including approximately seven international stores by the end of 2010.
•	Concept Stores.

Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in a cutting-edge, open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, Union Square and 34th Street in New York, Powell Street in San Francisco, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, Dallas’ Northpark Center, Las Vegas’ Fashion Show Mall, Seattle’s Bellevue Square Mall, and Woodfield Mall outside Chicago. International locations include Covent Garden and Oxford Street in London, Alstadt District in Dusseldorf, Toronto’s Eaton Centre,

Vancouver’s Richmond Centre, and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. In 2009, we opened six domestic concept stores and two international concept stores, and we closed two domestic concept stores. We also purchased ten international concept stores from our distributor in Chile, including six in Santiago, Chile, and contributed six international concept stores to our joint ventures with operations in Malaysia and Thailand.

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
     Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have five international outlet stores – two in Canada, two in England, and one in Scotland. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Inventory in these stores is supplemented by certain first-line styles sold at full retail price points. We opened ten domestic factory outlet stores and two international factory outlet stores in 2009.
•	Warehouse Outlet Stores.
     Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores range in size from approximately 5,200 to 13,500 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We did not open any new warehouse outlet stores in 2009.
     Electronic Commerce. Our websites, www.skechers.com, www.myshapeups.com and www.soholab.com are virtual storefronts that promote the Skechers and Fashion and Street Division’s brands. Our websites are designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. These virtual stores have provided a convenient alternative-shopping environment and brand experience. These websites are an efficient and effective additional retail distribution channel, and they have improved our customer service.
LICENSING
     We believe that selective licensing of the Skechers brand name and our product line names to manufacturers may broaden and enhance the individual brands without requiring significant capital investments or additional incremental operating expenses. Our multiple product lines plus additional subcategories present many potential licensing opportunities on terms with licensees that we believe will provide more effective manufacturing, distribution or marketing of non-footwear products. We also believe that the reputation of Skechers and its history in launching brands has also enabled us to partner with reputable non-footwear brands to design and market their footwear.
     As of January 31, 2010, we had 15 active domestic and international licensing agreements in which we are the licensor. These include agreements for the recently launched Skechers Kids apparel, and soon to be launched Skechers Scrubs for health care professionals and Skechers Eyewear. We have international licensing agreements for the design and distribution of men’s and women’s apparel in Germany, India, Israel, South Africa, and Korea; bags in Panama; and watches in the Philippines.
     Additionally, we have signed agreements to design, develop and market footwear for the street lifestyle apparel brands Ecko Unltd., Ecko Red, Red by Marc Ecko, and Zoo York under the Marc Ecko Enterprises umbrella.
DISTRIBUTION FACILITIES AND OPERATIONS
     We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either: (i) to our five distribution centers located in Ontario, California, which measure in aggregate approximately 1.7 million square-feet, (ii) to our approximately 490,000 square-foot distribution center located in Liege, Belgium or (iii) directly from third-party manufacturers to our other international customers and other international third-party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.
     In January 2010, we entered into a joint venture agreement to build a new 1.8 million square foot distribution facility in Moreno Valley, California, which we expect to occupy when completed in 2011. This single facility will replace the existing five facilities located in Ontario, California, of which four are on short-term leases and the fifth we own. We will lease the new distribution center from the joint venture for a base rent of $933,894 per month for 20 years.
BACKLOG
     As of December 31, 2009, our backlog was $454.7 million, compared to $325.3 million as of December 31, 2008. Backlog orders are subject to cancellation by customers, as evidenced by the cancellations that we have experienced over the past two years due to the weakened U.S. economy. For a variety of reasons, including changes in the economy, customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period.
INTELLECTUAL PROPERTY RIGHTS
     We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 95 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 27 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.
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
COMPETITION
     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Dr. Martens, Kenneth Cole Productions Inc., Steven Madden, Ltd., Wolverine World Wide, Inc., and V.F. Corporation. Our athletic lifestyle and performance shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Puma AG, New Balance Athletic Shoe, Inc. and K-Swiss Inc. The intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for performance footwear, including the walking fitness category, constitute significant risk factors in our operations. Our children’s shoes compete with footwear offered by companies such as Collective Brands Inc. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.
EMPLOYEES
     As of January 31, 2010, we employed 4,698 persons, 2,160 of whom were employed on a full-time basis and 2,538 of whom were employed on a part-time basis. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.
ITEM 1A. RISK FACTORS
     In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.
The Effects Of The Ongoing Global Economic Slowdown May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.
     The ongoing global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items such as footwear. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending in the United States and other parts of the world that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. As a result, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. If the global economic slowdown continues for a significant period or continues to worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.
We Have Recently Entered The Highly Competitive Performance Footwear Market.
     Although the design and aesthetics of our products have traditionally been the most important factor in consumer acceptance of our footwear, we recently incorporated technical innovation into our product offerings to capitalize on recent trends in the performance footwear market by introducing walking fitness footwear in late 2008. The performance footwear market is keenly competitive in the United States and worldwide, and new entrants into that market face many challenges. Our historical reputation as a fashion and lifestyle footwear company, consumer perceptions of our performance features, competitive product offerings and technologies, rapid changes in footwear technology and consumer preferences, any negative professional and expert opinions on our technical features and performance claims that may arise, and any negative publicity and media attention associated with this product category that may arise may constitute significant risk factors in our operations and may negatively impact our business.
Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.
     If any one style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2009 or 2008. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.
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
It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Products In The Walking Footwear Fitness Market.
     The walking fitness footwear market is a relatively new product category dominated by a handful of competitors who design, market and advertise their products to promote benefits associated with wearing the footwear. Advertising and promoting benefits associated with these products routinely comes under regulatory review. As noted under “Legal Proceedings” in Part I, Item 3 of this annual report, we have received requests for information relating to our advertising claims for Shape-ups. It is difficult to predict the outcome of these inquiries and what, if any, material adverse effect, they may have on our business.
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
Our Business Could Be Harmed If We Fail To Maintain Proper Inventory Levels.
     We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, the ongoing global economic slowdown makes it increasingly difficult for us and our customers to accurately forecast product demand trends, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.
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
Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Significant Customers Due To The Ongoing Conditions In The Global Financial Markets.
     The recent global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, more stringent lending standards and terms, and higher volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key distributors, which could impair our distribution channels, or our significant customers, including our distributors, may experience diminished liquidity or an inability to obtain credit to finance purchases of our product. Our customers may also experience weak demand for our products or other difficulties in their businesses. If conditions in the global financial markets become more severe or continue longer than we anticipate, our forecasted demand may not materialize to the levels that we require to achieve our anticipated financial results. Any of these events would likely harm our business, results of operations and financial condition.
We May Have Difficulty Managing Our Costs As A Result Of The Ongoing Global Economic Slowdown.
     Our future results of operations will depend on our overall ability to manage our costs. These challenges include (i) managing our infrastructure, including the anticipated addition of our new distribution center in Moreno Valley, California, (ii) retaining and hiring, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the global economic slowdown worsens and leads to an unexpected decline in our revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations, that could have a material adverse effect on our business, results of operations or financial condition.
We May Be Unable To Successfully Execute Our Growth Strategy Or Maintain Our Growth.
     Although our company has generally exhibited steady growth since we began operations, we had a decrease in net sales in the past and our rate of growth has declined at times as well, and we may experience similar decreases in net sales or declines in rate of growth again in the future. Our ability to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and expand our footwear offerings and distribution channels. As our business grows, we may need to improve and enhance our overall financial and managerial controls, reporting systems and procedures to effectively manage our growth. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impact our business, results of operations and financial condition. Furthermore, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are mostly fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.
Our Business And Operating Results Could Be Negatively Impacted If Our New Domestic Distribution Center Is Not Completed As Expected In 2011.
     Our domestic distribution center currently consists of five warehouse facilities located in Ontario, California, and we occupy four of these facilities under short-term leases. We recently entered into an agreement with a real estate developer to form a joint venture to build a new 1.8 million square foot distribution facility in Moreno Valley, California that is intended to replace the five existing warehouse facilities. We plan on moving our domestic distribution operations out of the existing facilities and into the new distribution facility when it is expected to be completed in 2011. However, because of the potential for construction delays or changes in construction scope and schedule, we cannot predict with certainty when or if the new distribution facility will be completed. Even if the construction proceeds as scheduled, it is possible that contracted parties may not fulfill their contractual obligations or that unsatisfactory performance could increase the cost associated with the construction. Any delays, cancellations, scope changes or unsatisfactory performance by others could materially increase the construction expenses and other costs of our new distribution facility.
     Additionally, the leases of the four facilities that we currently occupy expire between March 2010 and June 2011. If the new distribution facility is not completed as expected in 2011, which would prevent us from moving our domestic distribution operations as planned, we cannot be assured that the landlords of the leased facilities will continue to provide short-term leases that address our needs on terms favorable to us or that, if not available, we will be able to find alternate facilities available for short-term lease on terms that are at least as comparable to us as the terms of the existing leases. These risks could have a material adverse effect on our business and results of operations.
Our Children’s Shoe Business May Be Negatively Impacted By The Consumer Product Safety Improvement Act Of 2008.
     The Consumer Product Safety Commission has issued new standards, effective February 10, 2009 and August 14, 2009, under the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) regarding lead content in consumer products directed at children 12 years of age and under, including children’s shoes. The lead limits on the outer or accessible part of a children’s shoe was decreased to 600 parts per million beginning February 10, 2009, and subsequently reduced on August 14, 2009 to 300 parts per million. The new standard applies retroactively to all products that exist on February 10, 2009 and August 14, 2009, respectively, and it is not limited to new manufacturing. We have been working to ensure that covered products are appropriately tested, and we are regularly monitoring the evolution and interpretation of the regulation to ensure compliance. There is still uncertainty regarding the meaning of the CPSIA and how it applies to products or product components and the level of detail that each of our retailers will require. Consequently, we are unable to predict whether the total financial impact of these new standards will have a material adverse impact on our business, results of operation or financial condition.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During 2009, 2008 and 2007, our net sales to our five largest customers accounted for approximately 25.1%, 24.1%, and 25.3% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2009, 2008 and 2007. One customer accounted for 11.3% of net trade receivables at December 31, 2009. No customer accounted for over 10.0% of net trade receivables at December 31, 2008. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

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
     Substantially all of our net sales during the year ended December 31, 2009 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including the military presence in Iraq and terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
     In particular, because most of our products are manufactured in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China, or the outbreak of a pandemic disease such as the H1N1 (Swine) Flu in China could severely interfere with the manufacture and/or shipment of our products and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.
Currency Exchange Rate Fluctuations In China Could Result In Higher Costs And Decreased Margins.
     Our manufacturers located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the Chinese currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the Chinese government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of China’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the exchange rate measured 6.86 Yuan per U.S. dollar at December 31, 2009. The valuation of the Yuan may continue to increase incrementally over time should the China central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our footwear in China, resulting in a potentially material adverse effect on our results of operations and financial condition.
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
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During 2009 and 2008, the top five manufacturers of our products produced approximately 69.1% and 64.6% of our total purchases, respectively. One manufacturer accounted for 29.7% and 30.6% of total purchases during 2009 and 2008, respectively. Three other manufacturers accounted for over 10.0% of our total purchases during 2009. One other manufacturer accounted for over 10.0% of our total purchases during 2008. We do not have long-term contracts with our manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. In particular, manufacturers in China are facing a labor shortage as migrant workers seek better wages and working conditions in farming and other vocations, and if this trend continues, our current manufacturers’ operations could be adversely affected.
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
     Our ability to open and operate new stores successfully depends on many factors, including, among others: our ability to identify suitable store locations, the availability of which is outside of our control; negotiate acceptable lease terms, including desired tenant improvement allowances; source sufficient levels of inventory to meet the needs of new stores; hire, train and retain store personnel; successfully integrate new stores into our existing operations; and satisfy the fashion preferences in new geographic areas.
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
     Our future success depends upon the continued services of Robert Greenberg, Chairman of the Board and Chief Executive Officer, Michael Greenberg, President, and David Weinberg, Executive Vice President, Chief Operating Officer and Chief Financial Officer. The loss of the services of any of these individuals or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.
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
     We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, S in Shield Design®, Performance-S Shifted Design® and Shape-ups® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot assure you that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.
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
Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.
     A substantial portion of our operations are located in California, including 56 of our retail stores, our headquarters in Manhattan Beach, our current domestic distribution center in Ontario and our future domestic distribution center in Moreno Valley. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.
One Principal Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of December 31, 2009, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 36.3% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 22.7% of our outstanding Class B common shares. The remainder of our outstanding Class B common shares is held in two irrevocable trusts for the benefit of Mr. Greenberg and his immediate family members, and voting control of such shares resides with the independent trustee. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2009, Mr. Greenberg beneficially owned approximately 28.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 46.7% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, Mr. Greenberg’s significant influence on actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

Our Charter Documents And Delaware Law May Inhibit A Takeover, Which May Adversely Affect The Value Of Our Stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our corporate headquarters and additional administrative offices are located at five premises in Manhattan Beach, California, which consist of an aggregate of approximately 150,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The property leases expire between October 2010 and February 2012, with options to extend these leases in some cases, and the current aggregate annual base rent for the leased property is approximately $0.5 million.
     Our U.S. distribution center consists of four leased facilities and one that we own, which are located in Ontario, California. The four leased facilities aggregate approximately 1,410,000 square feet, with an annual base rent of approximately $5.2 million. The owned distribution facility is approximately 264,000 square feet. The property leases expire between March 2010 and June 2011, and these leases contain rent escalation provisions. In January 2010, we entered into an agreement with HF Logistics I, LLC (“HF”) to form a joint venture (“JV”) to build a new 1.8 million square foot distribution facility in Moreno Valley, California that we expect to occupy when completed in 2011. This single facility will replace the existing five facilities located in Ontario, California, of which four are on short-term leases. We will lease the new distribution center from the JV for a base rent of $933,894 per month for 20 years. The JV’s objective is to operate the facility for the production of income and profit. The term of the JV is fifty years. The parties are equal fifty percent partners. Skechers, through Skechers RB, LLC, will make an initial cash capital contribution of $30 million and HF will make an initial capital contribution of land. Additional capital contributions, if necessary, would be made on an equal basis by Skechers RB, LLC and HF. The JV is in the process of obtaining $55 million in construction financing, the closing of which is subject to certain conditions. In the event that either the construction loan is not finalized or construction does not begin by June 1, 2010, the JV is null and void and the parties are entitled to receive return of their initial capital contributions in the form contributed.
     Our European distribution center consists of a 490,000 square-foot facility in Liege, Belgium under a 20-year operating lease with base rent of approximately $2.6 million per year. The lease agreement also provides for early termination rights at five-year intervals beginning in April 2014, pending notification as prescribed in the lease, of which the first such right was not exercised.
     All of our domestic retail stores and showrooms are leased with terms expiring between April 2010 and June 2023. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $32.7 million for the year ended December 31, 2009.
     We also lease all of our international administrative offices, retail stores and showrooms located in Brazil, Malaysia, Thailand, Canada, Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, and Chile. The property leases expire at various dates between May 2010 and November 2019. Total base rent for the leased properties aggregated approximately $13.6 million for the year ended December 31, 2009.
ITEM 3. LEGAL PROCEEDINGS
     See note 13 to the financial statements on page 56 of this annual report for a discussion of legal proceedings as required under applicable SEC disclosure rules and regulations.

ITEM 4. RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2009
First Quarter	$13.13	$5.20
Second Quarter	12.56	6.50
Third Quarter	19.26	8.95
Fourth Quarter	30.00	16.39
YEAR ENDED DECEMBER 31, 2008
First Quarter	$23.36	$16.05
Second Quarter	25.20	17.14
Third Quarter	24.00	15.56
Fourth Quarter	16.84	9.25
HOLDERS
     As of February 15, 2010, there were 96 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 21 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.
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

PERFORMANCE GRAPH
     The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2004 to December 31, 2009, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and our peer group index, which consists of seven companies believed to be engaged in similar businesses: Nike, Inc., adidas AG, K-Swiss Inc., Kenneth Cole Productions, Inc., Steven Madden, Ltd., The Timberland Company and Wolverine World Wide, Inc.
     The graph assumes an investment of $100 on December 31, 2004 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will not make nor endorse any predictions as to our future stock performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Skechers U.S.A., Inc.	100.00	118.21	257.02	150.54	98.92	226.93
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Peer Group	100.00	105.95	119.14	149.03	124.95	144.58

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2009 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.
(In thousands, except net earnings per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF EARNINGS DATA:	2009	2008	2007	2006	2005
Net sales	$1,436,440	$1,440,743	$1,394,181	$1,205,368	$1,006,477
Gross profit	621,010	595,922	599,989	523,346	420,482
Earnings from operations	72,582	57,892	112,930	112,544	76,296
Earnings before income taxes	71,110	60,743	118,305	112,648	72,797
Net earnings attributable to Skechers U.S.A., Inc	54,699	55,396	75,686	70,994	44,717
Net earnings per share:(1)
Basic	1.18	1.20	1.67	1.73	1.13
Diluted	1.16	1.19	1.63	1.59	1.06
Weighted average shares:(1)
Basic	46,341	46,031	45,262	41,079	39,686
Diluted	47,105	46,708	46,741	46,139	44,518

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2009	2008	2007	2006	2005
Working capital	$558,468	$413,771	$523,888	$450,787	$361,210
Total assets	995,552	876,316	827,977	737,053	581,957
Long-term debt, excluding current portion	15,641	16,188	16,462	106,805	107,288
Skechers U.S.A., Inc. equity	745,922	668,693	626,663	449,087	343,830

(1)	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% convertible subordinated notes for the period outstanding since their issuance in April 2002 until their conversion in February 2007, unless their inclusion would be anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Our operations are organized along our distribution channels, and we have the following four reportable sales segments: domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in note 14 to our consolidated financial statements included under Part II, Item 8 of this annual report.
FINANCIAL OVERVIEW
     While the first half of 2009 was negatively impacted by the continuing weak global economy, results for the second half of the year saw improved year-over-year results. Despite continued poor economic news and reduced consumer spending, we finished 2009 with record sales in the third and fourth quarters.
     Our net sales for 2009 were $1.436 billion, a decrease of $4.3 million, or 0.3%, compared to net sales of $1.441 billion in 2008. Net earnings were $54.7 million, a decrease of $0.7 million or 1.3% from net earnings of $55.4 million in 2008. Diluted earnings per share were $1.16, which reflected a 2.5% decrease from the $1.19 reported in the prior year. Working capital was $558.5 million at December 31, 2009, an increase of $144.7 million from working capital of $413.8 million at December 31, 2008. Cash and short-term investments increased by $180.8 million to $295.7 million in 2009 compared to $114.9 million at December 31, 2008, due to the redemption of our investments in auction rate securities of $95.3 million, reduced inventories of $39.4 million and our net earnings of $54.7 million.
2009 OVERVIEW
     In 2009, we focused on product development, domestic and international growth, and inventory and expense management.
     New product design and delivery. Our success depends on our ability to design and deliver trend-right, affordable product in a diverse range. In 2009, we focused on continuously updating our core styles, adding fresh looks to our existing lines, and developing new lines. This approach has broadened our product offering and ensured the relevance of our brands.
     Grow our domestic business. In 2009, our focus was on maintaining our core Skechers business in our domestic wholesale accounts while finding new opportunities to add shelf space and expand into new locations with new Skechers categories. We also focused on expanding our domestic retail distribution channel by opening 16 additional stores while closing two underperforming locations.
     Further develop our international businesses. In 2009, we continued to focus on improving our international operations by (i) growing our subsidiary business by increasing our customer base within our existing subsidiary business, including our newest subsidiary in Brazil, and by the acquisition of our distributor in Chile; (ii) increasing the product offering within each account; (iii) delivering the right product into the right markets; and (iv) by building the business of our joint ventures in Asia through additional retail stores and wholesale channels.
     Balance sheet and expense management. During the second quarter of 2009, we secured a new $250 million credit facility to provide us liquidity to fund our future initiatives. We also focused on returning to profitability in the second half of 2009 by managing our inventory and expenses to be in line with expected sales.

OUTLOOK FOR 2010
     In 2010, we are focusing on maintaining our domestic and international market share by continuing to offer fresh and stylish products at affordable prices while continuing to manage our inventory and expenses. We are continuing to develop new product, much of which will be launching in Spring and Fall of this year, and believe these new styles and lines will allow us the opportunity to broaden the targeted demographic profile of our consumer base, increase our shelf space, and open new locations without detracting from existing business.
     We are focused on growing our international business to 25% to 30% of our total sales. We are seeking to increase our global presence through our joint ventures in Asia and to continue to develop our South American subsidiaries’ businesses in Brazil and Chile. We are also looking to grow in new markets with new distributors in India and Mexico as well as to increase our presence in other existing markets.
     We will also continue to expand our retail distribution channel by opening another 25 to 30 stores, including approximately seven international company-owned stores, in 2010.
     We will continue to develop our infrastructure to support ongoing growth. In January 2010, we entered into a joint venture agreement with HF Logistics I, LLC to construct approximately 1,820,000 square feet of buildings and other improvements that we will use as our domestic distribution facility. We expect the building to be completed and ready for operation in 2011. Once this new facility is available, we plan to move out of our five existing distribution facilities in Ontario, California, creating a more efficient distribution center.
YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008
Net sales
     Net sales for 2009 were $1.436 billion, a decrease of $4.3 million, or 0.3%, compared to net sales of $1.441 billion in 2008. The decrease in net sales was primarily due to lower domestic wholesale sales in the first half of the year partially offset by growth within our retail segment and increased sales during the fourth quarter.
     Our domestic wholesale net sales decreased $43.5 million, or 5.4%, to $763.5 million in 2009 compared to $807.0 million in 2008. The decrease in our domestic wholesale segment was broad-based and across several divisions during the first half of the year primarily due to the weak U.S. retail environment. The average selling price per pair within the domestic wholesale segment increased to $20.49 per pair for 2009 from $19.21 in 2008, which was primarily the result of the demand for new styles introduced in the second half of the year partially offset by a large amount of closeouts in the first half of the year. The decrease in domestic wholesale segment sales came on an 11.2% unit sales volume decrease to 37.3 million pairs in 2009 from 42.0 million pairs in 2008.
     Our international wholesale segment net sales decreased $4.0 million, or 1.2% to $328.5 million in 2009, compared to sales of $332.5 million in 2008. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $21.3 million, or 10.4%, to $226.3 million compared to sales of $205.0 million in 2008. The increase in direct subsidiary sales was primarily due to increased sales into China, Chile, and Switzerland. Our distributor net sales decreased $25.4 million, or 20.0%, to $102.1 million in 2009, compared to sales of $127.5 million in 2008. This was primarily due to decreased sales to our distributors in Russia and Dubai as well as the acquisition of our distributor in Chile on June 1, 2009.
     Our retail segment net sales increased $38.7 million, or 13.7% to $321.8 million in 2009, compared to sales of $283.1 million in 2008. The increase in retail sales was due to a net increase of 22 stores and positive comparable domestic store sales (i.e. those open at least one year). During 2009, we realized positive comparable store sales of 3.7% in our domestic retail stores, while we realized negative comparable store sales of 10.0% in our international retail stores due to unfavorable currency translations. During 2009, we opened 16 new domestic stores and four international stores, and we closed two domestic stores. We also acquired ten international stores from our distributor in Chile and contributed six international stores to our joint ventures with operations in Malaysia and Thailand. These new stores contributed $13.2 million in net sales during 2009 as compared to new store sales of $13.8 million for 32 other stores opened in 2008. Of our new store additions, 18 were concept stores and 12 were outlet stores. Our domestic retail sales increased 13.1% in 2009 compared to 2008 due to a net increase of 14 stores and positive comparable store sales. Our international retail sales increased 19.8% in 2009 compared to 2008, attributable to the purchase of ten stores from our distributor in Chile.

     We had 219 domestic stores and 27 international retail stores as of February 15, 2010, and we currently plan to open approximately 25 to 30 stores, including approximately seven international stores, in 2010. In both 2009 and 2008, we closed two domestic stores. We periodically review all of our stores for impairment. During 2009, we recorded an impairment charge of $0.8 million related to three of our domestic stores. During 2008, we recorded an impairment charge of $1.7 million related to eight of our domestic stores. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
     Our e-commerce net sales increased $4.5 million to $22.6 million in 2009, a 25.3% increase over sales of $18.1 million in 2008. The increase in sales was primarily due to increased sales of in-line and in-demand inventory. Our e-commerce sales made up approximately 2% of our consolidated net sales in 2009 compared to approximately 1% in 2008.
Gross profit
     Gross profit for 2009 increased $25.1 million to $621.0 million from $595.9 million in 2008. Gross profit as a percentage of net sales, or gross margin, increased to 43.2% in 2009 from 41.4% in 2008. The gross margin increase was largely the result of higher domestic wholesale and retail margins that were partially offset by lower international wholesale margins. Gross profit for our domestic wholesale segment increased $15.7 million, or 5.7%, to $292.3 million in 2009 from $276.6 million in 2008. Domestic wholesale margins increased to 38.3% in 2009 from 34.3% for 2008. The increase in domestic wholesale margins was primarily due to less closeouts and increased sales of in-line, in-demand inventory during the fourth quarter which offset price pressure during the first half of 2009 resulting from the weak U.S. retail environment.
     Gross profit for our international wholesale segment decreased $19.4 million, or 14.1%, to $118.4 million for 2009 compared to $137.8 million in 2008. Gross margins were 36.1% for 2009 compared to 41.5% in 2008. The decrease in gross margins for the international wholesale segment was due to weaker retail environments abroad and unfavorable currency translations, since our products are predominately purchased in U.S. dollars. International wholesale sales through our foreign subsidiaries achieved higher gross margins than our international wholesales sales through our distributors. Gross margins for our direct subsidiary sales were 40.0% in 2009 as compared to 49.2% in 2008. Gross margins for our distributor sales were 27.3% in 2009 as compared to 29.0% in 2008.
     Gross profit for our retail segment increased $25.3 million, or 14.7%, to $198.2 million in 2009 as compared to $172.9 million in 2008. Gross margins for all stores were 61.6% for 2009 compared to 61.1% in 2008. Gross margins for our domestic stores were 60.7% in 2009 as compared to 60.6% in 2008. Gross margins for our international stores were 70.5% in 2009 as compared to 66.2% in 2008. The increase in domestic and international retail margins was due to less closeouts and increased sales of in-line, in-demand inventory.
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
Selling expenses
     Selling expenses increased by $2.1 million, or 1.7%, to $129.0 million for 2009 from $126.9 million in 2008. As a percentage of net sales, selling expenses were 9.0% and 8.8% in 2009 and 2008, respectively. The increase in selling expenses was primarily due to higher promotional costs and selling commissions partially offset by reduced trade show expenses. Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with marketing materials.
General and administrative expenses
     General and administrative expenses increased by $7.5 million, or 1.8%, to $421.1 million for 2009 from $413.6 million in 2008. As a percentage of sales, general and administrative expenses were 29.3% and 28.7% in 2009 and 2008, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $9.9 million, which included stock compensation costs of $5.7 million, primarily due to a return to historical employee incentive and benefit programs, as well as higher rent expense of $8.5 million due to an additional 22 stores, which was partially offset by decreased bad debt expense of $6.6 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $109.2 million and $112.6 million for 2009 and 2008, respectively. The $3.4 million decrease was due to sales of higher priced products with fewer units sold as well as efficiency gains.
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
     We believe that we have established our presence in most major domestic retail markets. We opened 16 domestic retail stores and four international retail stores in 2009, while closing two domestic stores. We also purchased 10 international stores from our distributor in Chile and contributed six international stores to a new joint venture. We currently plan to open between 25 and 30 stores, including approximately seven international stores, in 2010.
     We continue to review our cost structure to bring our expenses in line with our anticipated sales levels in 2010.
Interest income
     Interest income for 2009 decreased $5.2 million to $2.1 million as compared to $7.3 million for the same period in 2008. The decrease in interest income resulted from the repurchase of our auction rate securities by our investment advisor and the subsequent reinvestment of the proceeds in U.S. Treasuries that have a lower yield than the auction rate securities.
Interest expense
     Interest expense for 2009 decreased $1.6 million to $3.0 million as compared to $4.6 million for the same period in 2008. The decrease was due to interest on our new corporate headquarters and warehouse equipment for our new distribution center being capitalized. Interest expense was incurred on our mortgages for our domestic distribution center and our corporate office located in Manhattan Beach, California, and on amounts owed to our foreign manufacturers.
Income taxes
     The effective tax rate for 2009 was 28.4% as compared to 11.9% in 2008. Income tax expense for 2009 was $20.2 million compared to $7.3 million for 2008. We expect our ongoing effective annual tax rate in 2010 to be between 30 and 35 percent.
     Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the year ended December 31, 2009 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2009, withholding and U.S. taxes have not been recorded on approximately $82.0 million of cumulative undistributed earnings.
Noncontrolling interests in net loss of consolidated subsidiaries
     Noncontrolling interest for 2009 increased $1.9 million to $3.8 million as compared to $1.9 million for the same period in 2009. Noncontrolling interest represents the share of net loss that is attributable to our joint venture partners based on their investments in Skechers China, Skechers Southeast Asia and Skechers Thailand.
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
     We had 204 domestic stores and 19 international retail stores as of February 15, 2009. During 2008, we closed two stores, and we also closed two stores in 2007. We periodically review all of our stores for impairment. During 2008, we recorded an impairment charge of $1.7 million related to eight of our domestic stores. During 2007, we did not record a similar impairment charge. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.
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

Noncontrolling interest in net loss of consolidated subsidiaries
     Noncontrolling interest of $1.9 million for 2008 represents the share of net loss that is attributable to the equity that we do not own of Skechers China, our joint venture that was formed in October 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at December 31, 2009 was $558.5 million, an increase of $144.7 million from working capital of $413.8 million at December 31, 2008. Our cash and cash equivalents at December 31, 2009 were $265.7 million compared to $114.9 million at December 31, 2008. Cash and short-term investments increased by $180.8 million to $295.7 million in 2009 compared to $114.9 million at December 31, 2008, primarily due to the redemption of our investments in auction rate securities of $95.3 million, reduced inventories of $39.4 million and our net earnings of $54.7 million.
     During 2009, net cash provided by our operating activities was $115.1 million compared to cash used in operating activities of $21.8 million for 2008. The significant increase in our operating cash flows for 2009 when compared to 2008 was primarily the result of reduced inventory levels as we significantly managed our inventory levels down in the first half of 2009 offset by increased accounts receivable balances of $46.6 million.
     Net cash provided by investing activities was $25.8 million for 2009 as compared to net cash used of $68.2 million in 2008. During 2009, we had $95.6 million of long-term investments in auction rate securities that were redeemed or matured and purchased $30.0 million in short-term U.S. Treasuries. Capital expenditures for 2009 were approximately $35.3 million, which primarily consisted of 22 new store openings and several store remodels, and warehouse equipment purchased for our new distribution center in Moreno Valley, California. This was compared to capital expenditures of $72.5 million in the prior year, which primarily consisted of 34 new store openings and several store remodels, corporate real property purchased, and warehouse equipment for our new distribution center in Moreno Valley, California. Excluding the construction of our new distribution center in Moreno Valley, California, we expect our capital expenditures for 2010 to be between $15 million and $20 million, which includes opening between 25 to 30 retail stores including approximately seven international retail stores as well as investments in information technology. We are currently in the process of designing and purchasing the equipment and tenant improvements to be used in our new distribution center and estimate the cost of this equipment and tenant improvements to be approximately $85.0 million, of which $38.6 million was incurred as of December 31, 2009. We expect the remaining balance of approximately $46.4 million to be incurred during 2010. In January 2010, we entered into a joint venture agreement to build our new 1.8 million square foot distribution facility in Moreno Valley, California, which we expect to occupy when completed in 2011. The Company will make an initial cash capital contribution of $30 million and the joint venture is in the process of obtaining $55 million in construction financing. In the event that either the construction loan is not finalized or construction does not begin by June 1, 2010, the JV is null and void and the parties are entitled to receive a return of their initial capital contributions in the form contributed. Our operating cash flows, current cash, and available lines of credit should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.
     Net cash provided by financing activities was $8.4 million during 2009 compared to $8.6 million during 2008. The decrease in cash provided by financing activities was due to lower proceeds from the issuance of Class A common stock upon the exercise of stock options and a lower capital contribution by the minority partner to our joint venture during the year ended December 31, 2009.
     We have outstanding debt of $16.2 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties.
     On June 30, 2009, we entered into a $250.0 million credit agreement (the “Credit Agreement”) that replaced the existing $150.0 million credit agreement. The new credit facility matures in June 2013. The Credit Agreement permits us to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the Credit Agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for Libor Rate Loans). We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum outstanding amount of $50.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50.0 million. In addition, the Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We were in compliance with all of the financial covenants of the Credit Agreement at December 31, 2009. We had $2.1 million of outstanding letters of credit and short-term borrowings of $2.0 million as of December 31, 2009. We paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four-year life of the facility.
     On January 30, 2010, we entered into a joint venture agreement with HF Logistics I, LLC through Skechers RB, LLC, a newly formed wholly-owned subsidiary, regarding the ownership and management of HF Logistics-SKX, LLC, a Delaware limited liability company (the “JV”). The purpose of the JV is to acquire and to develop real property consisting of approximately 110 acres situated in Moreno Valley, California, and to construct approximately 1,820,000 square feet of buildings and other improvements (the “Project”) to lease to us as a distribution facility. The JV’s objective is to operate the Project for the production of income and profit. The term of the JV is fifty years. The parties are equal fifty percent partners. Skechers, through Skechers RB, LLC, will make an initial cash capital contribution of $30 million and HF will make an initial capital contribution of land. Additional capital contributions, if necessary, would be made on an equal basis by Skechers RB, LLC and HF. The JV is in the process of obtaining $55 million in construction financing, the closing of which is subject to certain conditions. In the event that either the construction loan is not finalized or construction does not begin by June 1, 2010, the JV is null and void and the parties are entitled to receive return of their initial capital contributions in the form contributed.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand, investments and our financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through 2010. However, in connection with our current strategies, we will have significant working capital requirements and will incur significant capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, acquisition of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of December 31, 2009:

	Payments Due by Period (In Thousands)
		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Other long-term debt	$17,619	$1,781	$15,838	—	—
Operating lease obligations (1)	680,969	78,016	140,810	$109,046	$353,097
Purchase obligations (2)	244,160	244,160	—	—	—
Warehousing equipment (3)	46,357	46,357	—	—	—
Minimum payments related to our licensing arrangements	1,888	1,888	—	—	—

	$990,993	$372,202	$156,648	$109,046	$353,097

(1)	Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices and distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations, investment balances and existing cash balances.

(2)	Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $93.5 million, (ii) outstanding letters of credit of $2.1 million and (iii) open purchase commitments with our foreign manufacturers for $148.6 million. We currently expect to fund these commitments with cash flows from operations, investment balances and existing cash balances.

(3)	We plan to spend approximately $85.0 million for equipment relating to our new distribution center in Moreno Valley, of which $38.6 million was incurred as of December 31, 2009. We expect the remaining balance to be incurred in 2010, which we expect to fund with cash flows from operations, investment balances and existing cash balances.
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
     We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of long-lived assets, litigation reserves, valuation of deferred income taxes, uncertain tax positions, foreign currency translation.
     Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. Domestically, goods are shipped Free on Board (“FOB”) shipping point directly from our domestic distribution center in Ontario, California. For our international wholesale customers in the European community, product is shipped FOB shipping point direct from our distribution center in Liege, Belgium. For our distributor sales, the goods are generally delivered directly from the independent factories to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. We recognize revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. While customers do not have the right to return goods, we periodically decide to accept returns or provide customers with credits.
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
     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable balance was $234.3 million and $189.9 million and the allowance for bad debts, returns, sales allowances and customer chargebacks was $14.4 million and $14.9 million, at December 31, 2009 and 2008, respectively.
     Inventory write-downs. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales, existing orders from customers and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based upon historical sales experience on a style by style basis. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $227.7 million and $274.4 million and our inventory reserve was $3.7 million and $13.2 million, at December 31, 2009 and 2008, respectively.
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
     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store contribution from our domestic retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative contribution opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. For the year ended December 31, 2009, we recorded a $0.8 million impairment charge for three of our domestic stores. For the year ended December 31, 2008, we recorded a $1.7 million impairment charge for eight of our domestic stores. We did not record an impairment charge in 2007.
     Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would depend on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on a large portion of the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. For the year ended December 31, 2009, we recorded $2.5 million related to a legal settlement.
     Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2009, we had net deferred tax assets of $27.3 million reduced by a valuation allowance of $5.7 million against loss carry-forwards not expected to be utilized by certain foreign subsidiaries.
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
EXCHANGE RATES
     We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2009 and 2008, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
RECENT ACCOUNTING CHANGES
     Effective January 1, 2009, the Company adopted ASC 805-20 (formerly SFAS 141(R)), “Applying the Acquisition Method”, which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Our adoption of ASC 805-20 did not have a material impact on our consolidated financial statements.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10 (formerly Statement of Financial Accounting Standard (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105-10 during the third quarter of 2009. Our adoption of ASC 105-10 did not have a material impact on our consolidated financial statements.
     In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. We do not expect the adoption of ASU 2009-17 to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates, marketable debt security prices and foreign currency exchange rates. Changes in interest rates, marketable debt security prices and changes in foreign currency exchange rates have and will have an impact on our results of operations. We do not hold any derivative securities that require fair value presentation under ASC 815-10 (formerly SFAS 133).
     Interest rate fluctuations. Interest rate charged on our line of credit facility is based on either the prime rate of interest or the LIBOR, and changes in the either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2009 we had $2.0 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect that any changes will have a material impact on our financial condition or results of operations.
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
We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skechers U.S.A., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 5, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skechers U.S.A., Inc.:
We have audited Skechers U.S.A., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skechers U.S.A., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Skechers U.S.A., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and the related financial statement schedule, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ KPMG LLP
Los Angeles, California
March 5, 2010

SKECHERS U.S.A., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$265,675	$114,941
Short-term investments	30,000	—
Trade accounts receivable, less allowances of $14,361 in 2009 and $14,880 in 2008	219,924	175,064
Other receivables	12,177	7,816

Total receivables	232,101	182,880
Inventories	224,050	261,209
Prepaid expenses and other current assets	28,233	31,022
Deferred tax assets	8,950	11,955

Total current assets	789,009	602,007
Property and equipment, at cost, less accumulated depreciation and amortization	171,667	157,757
Intangible assets, less accumulated amortization	9,011	5,407
Deferred tax assets	13,660	18,158
Long-term marketable securities	—	81,925
Other assets, at cost	12,205	11,062

TOTAL ASSETS	$995,552	$876,316

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$529	$572
Short-term borrowings	2,006	—
Accounts payable	196,163	164,643
Accrued expenses	31,843	23,021

Total current liabilities	230,541	188,236
Long-term borrowings, excluding current installments	15,641	16,188

Total liabilities	246,182	204,424
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 34,229 and 33,410 shares issued and outstanding at December 31, 2009 and 2008, respectively	34	33
Class B Common Stock, $.001 par value; 60,000 shares authorized; 12,360 and 12,782 shares issued and outstanding at December 31, 2009 and 2008, respectively	13	13
Additional paid-in capital	272,662	264,200
Accumulated other comprehensive income (loss)	9,348	(4,719)
Retained earnings	463,865	409,166

Skechers U.S.A., Inc. equity	745,922	668,693
Noncontrolling interests	3,448	3,199

Total equity	749,370	671,892

TOTAL LIABILITIES AND EQUITY	$995,552	$876,316

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Net sales	$1,436,440	$1,440,743	$1,394,181
Cost of sales	815,430	844,821	794,192

Gross profit	621,010	595,922	599,989
Royalty income, net	1,655	2,461	4,179

	622,665	598,383	604,168

Operating expenses:
Selling	128,989	126,890	126,527
General and administrative	421,094	413,601	364,711

	550,083	540,491	491,238

Earnings from operations	72,582	57,892	112,930

Other income (expense):
Interest income	2,070	7,337	10,040
Interest expense	(3,045)	(4,606)	(4,763)
Other, net	(497)	120	98

	(1,472)	2,851	5,375

Earnings before taxes	71,110	60,743	118,305
Income tax expense	20,228	7,258	42,619

Net earnings	50,882	53,485	75,686
Less: Net loss attributable to noncontrolling interests	(3,817)	(1,911)	—

Net earnings attributable to Skechers U.S.A., Inc.	$54,699	$55,396	$75,686

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$1.18	$1.20	$1.67

Diluted	$1.16	$1.19	$1.63

Weighted average shares used in calculating earnings per share attributable to Skechers U.S.A., Inc.:
Basic	46,341	46,031	45,262

Diluted	47,105	46,708	46,741

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS’
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2006	28,103	13,768	$28	$14	$156,374	$11,200	$281,471	$449,087	—	$449,087
Comprehensive income:
Net earnings	—	—	—	—	—	—	75,686	75,686	—	75,686
Foreign currency translation adjustment	—	—	—	—	—	3,563	—	3,563	—	3,563
Total comprehensive income								79,249		79,249
Cumulative effect of accounting change - adjustment to retained earnings upon adoption of ASC 740-10	—	—	—	—	—	—	(3,387)	(3,387)	—	(3,387)
Redemption of convertible subordinated notes	3,368	—	3	—	88,743	—	—	88,746	—	88,746
Stock compensation expense	—	—	—	—	1,081	—	—	1,081	—	1,081
Proceeds from issuance of common stock under the employee stock purchase plan	99	—	—	—	2,066	—	—	2,066	—	2,066
Proceeds from issuance of common stock under the employee stock option plan	506	—	1	—	6,126	—	—	6,127	—	6,127
Tax benefit of stock options exercised	—	—	—	—	3,694	—	—	3,694	—	3,694
Conversion of Class B Common Stock into Class A Common Stock	916	(916)	1	(1)	—	—	—	—	—	—

Balance at December 31, 2007	32,992	12,852	$33	$13	$258,084	$14,763	$353,770	$626,663	—	$626,663
Comprehensive income:
Net earnings	—	—	—	—	—	—	55,396	55,396	$(1,911)	53,485
Net unrealized gain (loss) on investments	—	—	—	—	—	(8,151)	—	(8,151)	—	(8,151)
Foreign currency translation adjustment	—	—	—	—	—	(11,331)	—	(11,331)	110	(11,221)
Total comprehensive income								35,914	(1,801)	34,113
Capital contribution	—	—	—	—	—	—	—	—	5,000	5,000
Stock compensation expense	—	—	—	—	2,337	—	—	2,337	—	2,337
Proceeds from issuance of common stock under the employee stock purchase plan	132	—	—	—	1,780	—	—	1,780	—	1,780
Proceeds from issuance of common stock under the employee stock option plan	216	—	—	—	1,876	—	—	1,876	—	1,876
Tax benefit of stock options exercised	—	—	—	—	123	—	—	123	—	123
Conversion of Class B Common Stock into Class A Common Stock	70	(70)	—	—	—	—	—	—	—	—

Balance at December 31, 2008	33,410	12,782	$33	$13	$264,200	$(4,719)	$409,166	$668,693	$3,199	$671,892
Comprehensive income:
Net earnings	—	—	—	—	—	—	54,699	54,699	(3,817)	50,882
Net unrealized gain on investments	—	—	—	—	—	8,151	—	8,151	—	8,151
Foreign currency translation adjustment	—	—	—	—	—	5,916	—	5,916	66	5,982
Total comprehensive income								68,766	(3,751)	65,015
Capital contribution	—	—	—	—	—	—	—	—	4,000	4,000
Stock compensation expense	—	—	—	—	5,736	—	—	5,736	—	5,736
Proceeds from issuance of common stock under the employee stock purchase plan	190	—	—	—	1,590	—	—	1,590	—	1,590
Proceeds from issuance of common stock under the employee stock option plan	207	—	—	—	1,217	—	—	1,217	—	1,217
Tax benefit of stock options exercised	—	—	—	—	(81)	—	—	(81)	—	(81)
Conversion of Class B Common Stock into Class A Common Stock	422	(422)	1	—	—	—	—	1	—	1

Balance at December 31, 2009	34,229	12,360	$34	$13	$272,662	$9,348	$463,865	$745,922	$3,448	$749,370

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$54,699	$55,396	$75,686
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Noncontrolling interests in subsidiaries	(3,817)	(1,911)	—
Depreciation and amortization of property and equipment	19,694	17,069	17,220
Amortization of deferred financing costs	741	—	95
Amortization of intangible assets	935	674	437
Provision for bad debts and returns	3,249	10,787	1,610
Tax benefits from stock-based compensation	(81)	123	1,456
Non-cash stock compensation	5,736	2,337	1,081
Provision for deferred income taxes	1,954	(1,988)	(1,102)
Loss (Gain) on disposal of equipment	(18)	167	272
Impairment of property and equipment	761	1,676	—
(Increase) decrease in assets:
Receivables	(46,562)	(27,462)	7,948
Inventories	39,362	(58,240)	(3,045)
Prepaid expenses and other current assets	2,812	(17,609)	1,417
Other assets	(1,023)	(6,221)	(1,671)
Increase (decrease) in liabilities:
Accounts payable	28,136	385	2,956
Accrued expenses	8,531	2,988	(3,005)

Net cash provided by (used in) operating activities	115,109	(21,829)	101,355

Cash flows from investing activities:
Capital expenditures	(35,341)	(72,461)	(31,175)
Purchases of investments	(30,000)	(11,725)	(249,450)
Maturities of investments	375	20,600	204,950
Redemption of auction rate securities	95,250	—	—
Intangible additions	(4,500)	—	—
Cash paid for acquisitions	—	(4,640)	—

Net cash provided by (used in) investing activities	25,784	(68,226)	(75,675)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	2,807	3,656	8,193
Contribution from noncontrolling interest of consolidated entity	4,000	5,000	—
Excess tax benefits from stock-based compensation	—	—	2,238
Increase in short-term borrowings	2,006	—	—
Payments on long-term debt	(413)	(99)	(520)

Net cash provided by financing activities	8,400	8,557	9,911

Net increase (decrease) in cash and cash equivalents	149,293	(81,498)	35,591
Effect of exchange rates on cash and cash equivalents	1,441	(3,077)	3,440

Cash and cash equivalents at beginning of year	114,941	199,516	160,485

Cash and cash equivalents at end of year	$265,675	$114,941	$199,516

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$4,445	$4,902	$4,714
Income taxes	17,492	17,834	41,481
Non-cash investing and financing activities:
Acquisition of Chilean distributor	4,382	—	—
     The Company issued approximately 3.5 million shares of Class A common stock to note holders upon conversion of our 4.50% convertible subordinated debt with a carrying value of $89,969 during the year ended December 31, 2007.
See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 and 2007
        (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
     Skechers U.S.A., Inc. (the “Company”) designs, develops, markets and distributes footwear. The Company also operates retail stores and an e-commerce business.
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(b) Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Significant areas requiring the use of management estimates relate primarily to revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of long-lived assets, litigation reserves and valuation of deferred income taxes. Actual results could differ from those estimates.
(c) Noncontrolling interests
     Noncontrolling interest in the Company’s consolidated financial statements results from the accounting for a noncontrolling interest in a consolidated subsidiary or affiliate. Noncontrolling interest represents a partially-owned subsidiary’s or consolidated affiliate’s income, losses, and components of other comprehensive income which is attributable to the noncontrolling parties’ interests. The Company has a 50 percent interest in Skechers China Limited (“Skechers China”), a joint venture which was formed in October 2007, and made a capital contribution of cash and inventory of $4.0 million and $5.0 million during the years ended December 31, 2009 and 2008. Our joint venture partner also made a corresponding cash capital contribution during the years ended December 31, 2009 and 2008. The Company also has a 50 percent interest in Skechers Southeast Asia Limited (“Skechers Southeast Asia”) and a 51 percent interest in Skechers (Thailand) Ltd. (“Skechers Thailand”). The Company consolidates these joint ventures into its financial statements because it holds a majority of seats on the board of directors and, thus, controls the joint ventures. Net loss attributable to noncontrolling interests of $3.8 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively, represents the share of net loss that is attributable to the equity of these joint ventures that is owned by our joint venture partners. Transactions between these joint ventures and Skechers have been eliminated in the consolidated financial statements.
(d) Business Segment Information
     Skechers operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, retail and e-commerce sales. Information regarding these segments is summarized in Note 14 to the Consolidated Financial Statements.
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
     Net royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned based on the terms of the contract as licensed sales are reported to the company or on a straight-line basis over the term of the agreement. The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter-end we receive correspondence from our licensees indicating actual sales for the period. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

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
(h) Foreign Currency Translation
     In accordance with ASC 830-30 (formerly SFAS 52), certain international operations use the respective local currencies as their functional currency, while other international operations use the U.S. Dollar as their functional currency. The Company considers the U.S. dollar as its functional currency. The Company operates internationally through several foreign subsidiaries. Translation adjustments for these subsidiaries are included in other comprehensive income. Additionally, one international subsidiary, Skechers S.a.r.l. located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting re-measurement gains and losses from this subsidiary are included in the determination of net earnings (loss). Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translations of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.
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
(j) Income Taxes
     The Company accounts for income taxes in accordance with ASC 740-10 (formerly SFAS 109), which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.
     Effective January 1, 2007, we adopted the provisions of ASC 740-10 (formerly FIN 48), which contains a two-step process for recognizing and measuring uncertain tax positions. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions or changes in our assumptions in future periods are recorded in the period they become known.

(k) Depreciation and Amortization
     Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter
(l) Intangible Assets
     Goodwill and indefinite-lived intangible assets are measured for impairment at least annually and more often when events indicate that impairment exists. Intellectual property, which include purchased intellectual property, artwork and design, trade name and trademark are amortized over their useful lives ranging from 1–10 years, generally on a straight-line basis. Intangible assets as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Intellectual property	$11,300	$6,800
Goodwill	1,575	1,575
Other intangibles	840	840
Less accumulated amortization	(4,704)	(3,808)

Total Intangible Assets	$9,011	$5,407

     We recorded amortization expense of $1.7 million, $0.7 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(m) Long-Lived Assets
     Long-lived assets such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded impairment charges for the years ended December 31, 2009 and 2008 of $0.8 million and $1.7 million, respectively. The Company did not record an impairment charge in 2007.
(n) Advertising Costs
     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was approximately $98.3 million, $97.3 million, and $99.2 million, respectively. Prepaid advertising costs were $3.9 million and $0.8 million at December 31, 2009 and 2008, respectively. Prepaid amounts outstanding at December 31, 2009 and 2008 represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created which had not run as of December 31, 2009 and 2008, respectively.
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

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

	Years Ended December 31,
Basic earnings per share	2009	2008	2007
Net earnings	$54,699	$55,396	$75,686
Weighted average common shares outstanding	46,341	46,031	45,262
Basic earnings per share	$1.18	$1.20	$1.67

	Years Ended December 31,
Diluted earnings per share	2009	2008	2007
Net earnings	$54,699	$55,396	$75,686
After tax effect of interest expense on 4.50% convertible subordinated notes	—	—	361

Earnings for purposes of computing diluted earnings per share	$54,699	$55,396	$76,047

Weighted average common shares outstanding	46,341	46,031	45,262
Dilutive stock options	764	677	1,121
Weighted average assumed conversion of 4.50% convertible subordinated notes	—	—	358

Weighted average common shares outstanding	47,105	46,708	46,741

Diluted earnings per share	$1.16	$1.19	$1.63

     Options to purchase 362,653 and 156,716, shares of Class A common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, respectively because their inclusion would have been anti-dilutive. There were no options excluded from the computation of diluted earnings per share for the year ended December 31, 2007.
(p) Product Design and Development Costs
     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $9.3 million, $8.8 million, and $9.2 million during the years ended December 31, 2009, 2008 and 2007, respectively.
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
(r) New Accounting Standards
     Effective January 1, 2009, the Company adopted ASC 805-20 (formerly SFAS 141(R)), “Applying the Acquisition Method”, which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Our adoption of ASC 805-20 did not have a material impact on our consolidated financial statements.
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
     In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. We do not expect the adoption of ASU 2009-17 to have a material impact on our consolidated financial statements.
       (2) INVESTMENTS
     At December 31, 2009, short-term investments were $30.0 million, which consisted of U.S. Treasuries with maturities greater than 90 days. At December 31, 2008, investments in marketable securities consist of certain auction rate preferred stocks and auction rate Dividend Received Deduction preferred securities aggregating $81.9 million, net of unrealized losses of $13.7 million. During the year ended December 31, 2009, Wells Fargo (formerly Wachovia Securities) purchased $95.3 million of the Company’s investments in auction rate preferred stocks and auction rate Dividend Received Deduction (“DRD”) preferred securities at par for cash.
       (3) PROPERTY AND EQUIPMENT
     Property and equipment at December 31, 2009 and 2008 is summarized as follows (in thousands):

	2009	2008
Land	$28,951	$28,951
Buildings and improvements	108,367	88,181
Furniture, fixtures and equipment	94,293	92,209
Leasehold improvements	104,939	98,140

Total property and equipment	336,550	307,481
Less accumulated depreciation and amortization	164,883	149,724

Property and equipment, net	$171,667	$157,757

     The Company capitalized $2.2 million, $1.0 million and $0.9 million of interest expense during 2009, 2008 and 2007, respectively, relating to the construction of our corporate headquarters and equipment for the new distribution facility.
       (4) ACCRUED EXPENSES
     Accrued expenses at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Accrued inventory purchases	$2,678	$5,913
Accrued payroll and related taxes	18,016	17,108
Income taxes payable	11,149	—

Accrued expenses	$31,843	$23,021

       (5) LINE OF CREDIT AND SHORT-TERM BORROWINGS
     On June 30, 2009, the Company entered into a $250.0 million secured credit agreement with a group of eight banks (the “Credit Agreement”) that replaced the existing $150.0 million credit agreement. The new credit facility matures in June 2013. The Credit Agreement permits the Company and certain of its subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at the Company’s request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the Credit Agreement (2.75% to 3.25% for Base Rate

Loans and 3.75% to 4.25% for Libor Rate Loans). The Company pays a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50.0 million. In addition, the Credit Agreement places limits on additional indebtedness that the Company is permitted to incur as well as other restrictions on certain transactions. As of December 31, 2009, the Company was in compliance with all financial covenants of the Credit Agreement. On November 5, 2009, the Credit Agreement was amended to permit the Company’s principal stockholder to contribute stock into certain trusts. On March 4, 2010, the Credit Agreement was further amended to the permit the Company to enter into a joint venture agreement to construct a new distribution facility. The Company had $2.1 million of outstanding letters of credit and short-term borrowings of $2.0 million as of December 31, 2009. During the year ended December 31, 2009, the Company paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four-year life of the facility. Amortization expense related to this facility was $0.7 million for the year ended December 31, 2009.
       (6) LONG-TERM BORROWINGS
     Long-term debt at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	$9,034	$9,306
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,889 due January 2011	7,033	7,156
Capital lease obligations	103	298

Subtotal	16,170	16,760
Less current installments	529	572

Total long-term debt	$15,641	$16,188

     The aggregate maturities of long-term borrowings at December 31, 2009 are as follows:

2010	$529
2011	15,641

$16,170

     The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt as of December 31, 2009.
       (7) STOCK COMPENSATION
(a) Equity Incentive Plans
     In January 1998, the Company’s Board of Directors adopted the Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan for the grant of incentive stock options (“ISOs”), non-qualified stock options and deferred and restricted stock (the “Equity Incentive Plan”). In June 2001, the stockholders approved an amendment to the plan to increase the number of shares of Class A Common Stock authorized for issuance under the plan to 8,215,154. In May 2003, stockholders approved an amendment to the plan to increase the number of shares of Class A Common Stock authorized for issuance under the plan to 11,215,154. Stock option awards are generally granted with an exercise price per share equal to the market price of a share of Class A Common Stock on the date of grant. Stock option awards generally become exercisable over a three-year graded vesting period and expire ten years from the date of grant.
     On April 16, 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan (the “2007 Plan”), and the 2007 Plan became effective upon approval by the Company’s stockholders on May 24, 2007. The Company’s Board of Directors terminated the Equity Incentive Plan as of May 24, 2007, with no granting of awards being permitted thereafter, although any awards then outstanding under the Equity Incentive Plan remain in force according to the terms of such terminated plan and the applicable award agreements. A total of 7,500,000 shares of Class A Common Stock are reserved for issuance under the 2007 Plan, which provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the plan to the employees, consultants and directors of the Company and its subsidiaries. The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors.
(b) Valuation Assumptions
     There were no stock options granted under the Equity Incentive Plan or the 2007 Plan during 2009, 2008 or 2007. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $1.3 million, $2.7 million, and $9.9 million, respectively.
(c) Stock-Based Payment Awards
     A summary of the status and changes of our restricted stock awards under the Equity Incentive Plan and the 2007 Plan as of and during the period ended December 31, 2009 is presented below:

		WEIGHTED
		AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2006	17,333	$16.38
Granted	2,500	29.26
Vested	(4,666)	17.00
Cancelled	—	—

Nonvested at December 31, 2007	15,167	18.32
Granted	218,046	16.85
Vested	(10,001)	16.26
Cancelled	(5,928)	17.16

Nonvested at December 31, 2008	217,284	16.97
Granted	2,051,500	17.90
Vested	(108,140)	16.99
Cancelled	(2,000)	13.13

Nonvested at December 31, 2009	2,158,644	$17.86

     Restricted stock awards generally vest over a graded vesting schedule from one to four years.
     A summary of the status and changes of our stock options granted under the Equity Incentive Plan and the 2007 Plan were as follows:

		WEIGHTED AVERAGE
	SHARES	OPTION EXERCISE PRICE
Outstanding at December 31, 2006	2,485,582	$11.74
Granted	—
Exercised	(501,874)	12.23
Cancelled	(21,952)	16.86

Outstanding at December 31, 2007	1,961,756	11.56
Granted	—
Exercised	(206,844)	9.06
Cancelled	(15,191)	19.37

Outstanding at December 31, 2008	1,739,721	11.79
Granted	—
Exercised	(125,715)	9.68
Cancelled	(108,312)	11.20

Outstanding at December 31, 2009	1,505,694	$12.01

     As of December 31, 2009, a total of 5,238,382 shares remain available for grant as equity awards under the 2007 Plan.

     There was approximately $33.7 million and $2.2 million of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the Equity Incentive Plan or the 2007 Plan as of December 31, 2009 and 2008, respectively. That cost is expected to be recognized over a weighted average period of 2.8 years and 1.2 years, respectively. The total fair value of shares vested during the period ended December 31, 2009 and 2008 was $1.8 million and $0.2 million, respectively.
     The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED AVERAGE
RANGE OF	OUTSTANDING	AVERAGE REMAINING	AVERAGE	EXERCISABLE AT	EXERCISE
EXERCISE PRICE	DECEMBER 31, 2009	CONTRACTUAL LIFE	EXERCISE PRICE	DECEMBER 31, 2009	PRICE
$3.94 to $5.90	25,481	0.1 years	$3.94	25,481	$3.94
$6.95 to $9.28	538,033	3.3 years	7.47	538,033	7.47
$10.58 to $15.50	785,464	1.1 years	13.05	785,464	13.05
$19.18 to $24.00	156,716	1.3 years	23.69	156,716	23.69

	1,505,694	1.9 years	$12.01	1,505,694	$12.01

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
     During 2009 and 2008, 189,428 shares and 132,300 shares were issued under the 2008 ESPP for which the Company received approximately $1.6 million and $1.8 million, respectively. During 2007, 98,349 shares were issued under the 1998 ESPP for which the Company received approximately $2.1 million.
       (8) STOCKHOLDERS’ EQUITY
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
     During 2009, 2008 and 2007 certain Class B stockholders converted 422,770; 69,404; and 916,400 shares, respectively, of Class B Common Stock to Class A Common Stock.
       (9) TOTAL OTHER INCOME (EXPENSE), NET
     Other income (expense), net at December 31, 2009, 2008 and 2007 is summarized as follows (in thousands):

	2009	2008	2007
Gain (loss) on foreign currency transactions	$1,830	$307	$(295)
Legal settlements	(2,327)	(187)	393

Total other income (expense), net	$(497)	$120	$98

       (10) INCOME TAXES
     The provisions for income tax expense were as follows (in thousands):

	2009	2008	2007
Federal:
Current	$9,227	$9,026	$33,354
Deferred	5,902	(6,714)	(301)

Total federal	15,129	2,312	33,053

State:
Current	1,498	3,654	7,255
Deferred	1,268	(1,643)	(66)

Total state	2,766	2,011	7,189

Foreign:
Current	3,088	2,448	2,686
Deferred	(755)	487	(309)

Total foreign	2,333	2,935	2,377

Total income taxes	$20,228	$7,258	$42,619

     Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2009	2008	2007
Expected income tax expense	$24,888	$21,260	$41,407
State income tax, net of federal benefit	2,051	1,710	3,963
Rate differential on foreign income	(6,162)	(10,697)	(9,699)
Change in unrecognized tax benefits	455	(7,896)	7,024
Exempt income	(207)	(1,241)	(1,026)
Non-deductible expenses	441	188	464
Adjustment to tax benefit - 2008 APA	(1,952)	—	—
Other	(1,049)	682	292
Change in valuation allowance	1,763	3,252	194

Total provision for income taxes	$20,228	$7,258	$42,619

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (in thousands):

DEFERRED TAX ASSETS:	2009	2008
Deferred tax assets — current:
Inventory adjustments	$2,340	$5,337
Accrued expenses	7,789	6,658
Allowances for bad debts and chargebacks	3,486	3,401

Total current assets	13,615	15,396

Deferred tax assets — long term:
Depreciation on property and equipment	10,500	10,735
Unrealized loss on securities	—	5,549
Loss carryforwards	6,880	5,273
Stock-based compensation	1,977	535
Valuation allowance	(5,697)	(3,934)

Total long term assets	13,660	18,158

Total deferred tax assets	27,275	33,554

Deferred tax liabilities — current:
Prepaid expenses	4,665	3,441

Net deferred tax assets	$22,610	$30,113

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
     Consolidated U.S. income before income taxes was $51.2 million, $27.9 million, and $87.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The corresponding income before income taxes for non-U.S. based operations was $19.9 million, $32.9 million, and $31.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     As of December 31, 2009 and 2008, the Company had combined foreign operating loss carry-forwards available to reduce future taxable income of approximately $23.7 million and $17.5 million, respectively. Some of these net operating losses expire beginning in 2011; however others can be carried forward indefinitely. As of December 31, 2009 and 2008, a valuation allowance against deferred tax assets of $5.7 million and $3.9 million, respectively, had been set up for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.
     As of December 31, 2009, withholding and U.S. taxes have not been provided on approximately $82.0 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.
     The balance of unrecognized tax benefits increased by $0.1 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2009	$9,663
Additions for current year tax positions	263
Additions for prior year tax positions	536
Reductions for prior year tax positions	—
Settlement of uncertain tax positions	(493)
Reductions related to lapse of statute of limitations	(200)

Balance at December 31, 2009	$9,769

     If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled less than $0.1 million, $0.1 million, and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Accrued interest and penalties were $1.3 million and $1.2 million as of December 31, 2009 and December 31, 2008, respectively.

     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. During 2009, the Company settled certain state examinations which reduced the balance of prior year unrecognized tax benefits by $0.5 million. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the United States Internal Revenue Service; however the Company is under examination by a number of states. It is reasonably possible that certain state examinations could be settled within the next twelve months which would reduce the balance of 2009 and prior year unrecognized tax benefits by $0.3 million.
     With few exceptions, the Company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2006. During 2009, the statute of limitations for the 2005 tax year lapsed for the U.S. federal and several state tax jurisdictions. The lapse in statute reduced the balance of prior year unrecognized tax benefits by $0.2 million. Tax years 2006 through 2008 remain open to examination by the U.S. federal, state, and foreign taxing jurisdictions under which we are subject. It is reasonably possible that the statute of limitations for the 2006 tax year will lapse for the U.S. federal and most state tax jurisdictions during 2010, which would reduce the balance of 2009 and prior year unrecognized tax benefits by $0.6 million.
       (11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $148.3 million and $111.9 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2009 and 2008, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $86.0 million and $78.1 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2009 and 2008, respectively. International net sales amounted to $358.1 million, $357.2 million, and $291.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2009, 2008 and 2007 were $1.2 million, $8.4 million, and $2.0 million, respectively, and were primarily from domestic accounts.
     Net sales to customers in North America exceeded 75% of total net sales for each of the years in the three-year period ended December 31, 2009. Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $125.5 million and $120.5 million at December 31, 2009 and 2008, respectively.
     During 2009, 2008, and 2007, no customer accounted for 10.0% or more of net sales. One customer accounted for 11.3% of net trade receivables at December 31, 2009. No customer accounted for more than 10.0% of net trade receivables at December 31, 2008. One customer accounted for 10.0% of net trade receivables at December 31, 2007. During 2009, 2008 and 2007, our net sales to our five largest customers were approximately 25.1%, 24.1%, and 25.3%, respectively.
     The Company’s top five manufacturers produced the following for the years ended December 31, 2009, 2008, and 2007, respectively:

	Years Ended December 31,
	2009	2008	2007
Manufacturer #1	29.7%	30.6%	29.7%
Manufacturer #2	12.2%	11.7%	11.4%
Manufacturer #3	11.2%	9.3%	9.5%
Manufacturer #4	10.5%	6.6%	7.9%
Manufacturer #5	5.5%	6.4%	7.1%

	69.1%	64.6%	65.6%

     The majority of the Company’s products are produced in China. The Company’s operations are subject to the customary risks of doing business abroad, including but not limited to currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these business risks have not had a material adverse impact on the Company’s operations.
       (12) BENEFIT PLAN
     The Company has adopted a 401(k) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period.
     The Company’s cash contributions to the plan amounted to $1.6 million for the year ended December 31, 2009. The Company did not make a contribution for the year ended December 31, 2008. The Company’s cash contributions to the plan amounted to $1.2 million for the year ended December 31, 2007.
       (13) COMMITMENTS AND CONTINGENCIES
(a) Leases
     The Company leases facilities under operating lease agreements expiring through March 2029. The Company pays taxes, maintenance and insurance in addition to the lease obligation. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through September 2014. Rent expense for the years ended December 31, 2009, 2008 and 2007 approximated $65.9 million, $57.4 million, and $48.9 million, respectively.
     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through June 2010.
     In January 2010, the Company entered into a joint venture agreement to build a new 1.8 million square foot distribution facility in Moreno Valley, California, which when completed the Company expects to occupy in 2011. This single facility will replace the existing five facilities located in Ontario, California, of which four are on short-term leases. The Company will lease the new distribution center from the JV for a base rent of $933,894 per month for 20 years.
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
     Future minimum lease payments under noncancellable leases at December 31, 2009 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
Year ending December 31:
2010	$103	$78,016
2011	—	73,394
2012	—	67,416
2013	—	56,820
2014	—	52,226
Thereafter	—	353,097

	$103	$680,969

(b) Litigation
     The Company recognizes legal expense in connection with loss contingencies as incurred.
     On May 22, 2009, Louis Miranda filed a lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, MIRANDA V. SKECHERS U.S.A., INC. (Case. No. BC414344). The complaint alleges harassment, discrimination based on sexual orientation, failure to prevent discrimination, retaliation and wrongful termination. The lawsuit seeks, among other things, general and compensatory damages, special damages according to proof, punitive damages, prejudgment interest, and attorneys’ fees and costs. On March 4, 2010, the parties reached a settlement in principle and as of this filing are reducing the settlement agreement to writing. The terms of the settlement are confidential. The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.
     Our claims and advertising for our products including our Shape-ups are subject to the requirements of various regulatory and quasi-government agencies around the world and we receive periodic requests for information. The Company believes that its claims and advertising are supported by tests, medical opinion and other relevant data and fully cooperates with periodic requests for information from regulatory and quasi-regulatory agencies.
     The Company has no reason to believe that any liability with respect to pending legal actions or regulatory requests, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements or results of operations. The Company occasionally becomes involved in litigation arising from the normal course of business, and management is unable to determine the extent of any liability that may arise from unanticipated future litigation.
(c) Product and Other Financing
     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% for 30- to 60- day financing. The amounts outstanding under these arrangements at December 31, 2009 and 2008 were $93.5 million and $79.6 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3.3 million in 2009, $3.6 million in 2008, and $3.3 million in 2007. The Company has contractual commitments relating to licensing arrangements of $1.9 million and open purchase commitments with our foreign manufacturers of $148.6 million, which are not included in the accompanying consolidated balance sheets. The company is currently in the process of designing and purchasing the equipment to be used in its new distribution center. The total cost of this equipment is expected to be approximately $85.0 million, of which $38.6 million was incurred as of December 31, 2009.
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

	2009	2008	2007
Net sales
Domestic wholesale	$763,514	$807,047	$831,235
International wholesale	328,466	332,503	267,648
Retail	321,829	283,128	279,361
E-commerce	22,631	18,065	15,937

Total	$1,436,440	$1,440,743	$1,394,181

	2009	2008	2007
Gross profit
Domestic wholesale	$292,303	$276,604	$320,364
International wholesale	118,440	137,840	99,759
Retail	198,243	172,870	171,758
E-commerce	12,024	8,608	8,108

Total	$621,010	$595,922	$599,989

	2009	2008
Identifiable assets
Domestic wholesale	$792,856	$678,881
International wholesale	111,941	110,930
Retail	90,049	86,236
E-commerce	706	269

Total	$995,552	$876,316

	2009	2008	2007
Additions to property, plant and equipment
Domestic wholesale	$21,112	$45,709	$11,371
International wholesale	5,568	6,893	1,346
Retail	8,661	19,859	18,458

Total	$35,341	$72,461	$31,175

Geographic Information
The following summarizes our operations in different geographic areas for the year indicated:

	2009	2008	2007
Net Sales (1)
United States	$1,078,335	$1,083,498	$1,102,895
Canada	39,498	43,088	38,060
Other International (2)	318,607	314,157	253,226

Total	$1,436,440	$1,440,743	$1,394,181

	2009	2008
Long-lived Assets
United States	$160,444	$148,228
Canada	866	471
Other International (2)	10,357	9,058

Total	$171,667	$157,757

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil and Chile.
       (15) RELATED PARTY TRANSACTIONS
     The Company paid approximately $183,000, $183,000 and $175,000 during 2009, 2008 and 2007, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and four other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2009.

     The Company had receivables from officers and employees of $0.3 million and $0.5 million at December 31, 2009 and 2008, respectively. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards. These receivables are short-term and are expected to be repaid within a reasonable period of time. We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.
       (16) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Summarized unaudited financial data are as follows (in thousands):

2009	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$343,470	$298,976	$405,374	$388,620
Gross profit	125,429	122,603	183,726	189,252
Net earnings (loss)	8,220	(5,927)	24,460	27,946

Net earnings (loss) per share:

Basic	$0.18	$(0.13)	$0.53	$0.60
Diluted	0.18	(0.13)	0.52	0.58

2008	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$384,922	$354,574	$403,159	$298,088
Gross profit	172,172	157,193	171,531	95,026
Net earnings (loss)	32,844	14,641	28,289	(20,378)

Net earnings (loss) per share:

Basic	$0.72	$0.32	$0.61	$(0.44)
Diluted	0.70	0.31	0.60	(0.44)
       (17) SUBSEQUENT EVENTS
     On January 30, 2010, the Company entered into a joint venture agreement with HF Logistics I, LLC through Skechers R.B., LLC, a newly formed wholly-owned subsidiary of the Company, regarding the ownership and management of HF Logistics-SKX, LLC, a Delaware limited liability company (the “JV”). The purpose of the JV is to acquire and to develop real property consisting of approximately 110 acres situated in Moreno Valley, California, and to construct approximately 1,820,000 square feet of buildings and other improvements (the “Project”) to lease to the Company as a distribution facility. The JV’s objective is to operate the Project for the production of income and profit.
     The term of the JV is fifty years. The parties are equal fifty percent partners. The Company, through Skechers R.B., LLC, will make an initial cash capital contribution of $30 million and HF will make an initial capital contribution of land. Additional capital contributions, if necessary, would be made on an equal basis by Skechers R.B., LLC and HF. HF will be deemed to have extended a loan to the JV as consideration for assigning the JV all of its interest in the entitlements (e.g., specifications, surveys, drawings) relating to the ownership and development of the property. The JV is in the process of obtaining $55 million in construction financing, the closing of which is subject to certain conditions. In the event that either the construction loan is not finalized or construction does not begin by June 1, 2010, the JV is null and void and the parties are entitled to receive a return of their initial capital contributions in the form contributed. In general, Skechers R.B., LLC shall have exclusive management over the Project’s buildings and operations after completion of construction, and HF shall have exclusive management over landlord decisions under the lease, financing the Project or encumbering JV assets, and matters pertaining to entitling the property and developing the Project.
     On February 27, 2010, a major earthquake occurred in Chile. We are still trying to quantify the impact of the earthquake, if any, on our operations; however; we do not expect it to have a material impact on our financial condition or results of operations.

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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that as of December 31, 2009, our internal control over financial reporting is effective.
     Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included in Part II, Item 8 of this annual report on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2009, and we have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2009. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.
ITEM 9B. OTHER INFORMATION
     On January 19, 2010, our Compensation Committee approved the 2010 annual incentive compensation formulae for our executive management, including the “Named Executive Officers” (as defined in Item 402 of Regulation S-K), which will allow for executive management to earn incentive compensation on a quarterly basis in the event that certain specified performance goals are achieved under our 2006 Annual Incentive Compensation Plan (the “2006 Plan”). The purpose is to provide our executive management with the opportunity to earn incentive compensation based on our financial performance by linking incentive award opportunities to the achievement of certain performance goals.
     The Compensation Committee approved the business criteria to be used in the formulae to calculate the incentive compensation to be paid to our executive management on a quarterly basis for 2010. The business criteria that will be used to calculate the incentive compensation of Robert Greenberg (Chairman and Chief Executive Officer), Michael Greenberg (President), David Weinberg (Chief Operating Officer and Chief Financial Officer) and Mark Nason (Executive Vice President of Product Development) are our net sales and EBITDA, while our net sales will be used for calculating the incentive compensation of Philip Paccione (Corporate Secretary and General Counsel). The Compensation Committee believes that each of these criteria provides an accurate and comprehensive measure of our annual performance.
     The potential payments of incentive compensation to our executive management, including the Named Executive Officers, are performance-driven and therefore completely at risk. The payment of any incentive compensation is conditioned on our company achieving at least certain threshold performance levels of the business criteria approved by the Compensation Committee, and no payments will be made to the Named Executive Officers if the threshold performance levels are not met. Any incentive compensation to be paid to the Named Executive Officers in excess of the threshold amounts is based on the Compensation Committee’s pre-approved business criteria and formulae for the respective Named Executive Officers. In approving the percentages that will be used in the formulae to calculate the Named Executive Officers’ potential payments of incentive compensation for 2010, the Compensation Committee considered each Named Executive Officer’s position, responsibilities and prospective contribution to the attainment of the Company’s specified performance goals. The threshold performance levels for 2010 are “attainable,” and additional incentive compensation may be earned based on our company’s financial performance exceeding increasingly challenging levels of performance goals, none of which is certain to be achieved. Consistent with the prior year, the Compensation Committee did not place a maximum limit on the incentive compensation that may be earned by the Named Executive Officers in 2010, although the maximum amount of incentive compensation that any Named Executive Officer may earn in a 12-month period under the 2006 Plan is $5,000,000.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 38 of this annual report on Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 63 of this annual report on Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Years Ended December 31, 2009, 2008 and 2007

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2007:
Allowance for chargebacks	$1,501	$1,684	$(613)	$2,572
Allowance for doubtful accounts	2,699	284	(635)	2,348
Reserve for sales returns and allowances	6,358	(358)	(636)	5,364
Year-ended December 31, 2008:
Allowance for chargebacks	$2,572	$2,940	$(1,598)	$3,914
Allowance for doubtful accounts	2,348	5,495	(3,421)	4,422
Reserve for sales returns and allowances	5,364	2,352	(1,172)	6,544
Year-ended December 31, 2009:
Allowance for chargebacks	$3,914	$(672)	$(1,299)	$1,943
Allowance for doubtful accounts	4,422	1,863	(1,957)	4,328
Reserve for sales returns and allowances	6,544	2,058	(512)	8,090

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2007:
Reserve for shrinkage	$—	$605	$(495)	$110
Reserve for obsolescence	633	1,198	—	1,831
Year-ended December 31, 2008:
Reserve for shrinkage	$110	$690	$(635)	$165
Reserve for obsolescence	1,831	11,192	—	13,023
Year-ended December 31, 2009:
Reserve for shrinkage	$165	$950	$(915)	$200
Reserve for obsolescence	13,023	—	(9,568)	3,455
See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.1(b)**	Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1(c)**	Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9	Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2009).

10.10	Schedule 1.1 of Defined Terms to the Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, Bank of America, N.A., and Banc of America Securities LLC (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2009).

10.11	Amendment Number One to Credit Agreement dated November 5, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2009).

10.12	Promissory Note, dated December 27, 2000, between the Registrant and Washington Mutual Bank, FA, for the purchase of property located at 225 South Sepulveda Boulevard, Manhattan Beach, California (incorporated by reference to exhibit number 10.23 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.13	Loan Agreement, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.14	Promissory Note, dated December 21, 2000, between Yale Investments, LLC, and MONY Life Insurance Company, for the purchase of property located at 1670 South Champagne Avenue, Ontario, California (incorporated by reference to exhibit number 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2000).

10.15	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.15(b)	Second Amendment to Lease Agreement, dated December 10, 2007, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(b) of the Registrant’s Form 10-K for the year ended December 31, 2007).
10.15(c)	Third Amendment to Lease Agreement, dated January 29, 2009, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.15(d)	Fourth Amendment to Lease Agreement, dated September 23, 2009, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California.

10.16	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.16(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.16(b)	Second Amendment to Lease Agreement, dated May 14, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(b) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16(c)	Third Amendment to Lease Agreement, dated May 7, 2007, between the Registrant and CLP Industrial Properties, LLC, which is successor to Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(c) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16(d)	Fourth Amendment to Lease Agreement, dated November 10, 2007, between the Registrant and CLP Industrial Properties, LLC, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(d) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16(e)	Fifth Amendment to Lease Agreement, dated January 29, 2009, between the Registrant and CLP Industrial Properties, LLC, regarding 1777 South Vintage Avenue, Ontario, California.

10.16(f)	Sixth Amendment to Lease Agreement, dated October 26, 2009, between the Registrant and CLP Industrial Properties, LLC, regarding 1777 South Vintage Avenue, Ontario, California.

10.17	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2001).

10.17(a)	First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.17(b)	Second Amendment to Lease Agreement, dated April 21, 2006, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California.

10.18	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.19	Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Moreno Valley, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.20	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008).

10.21	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 5th day of March 2010.

SKECHERS U.S.A., INC.
By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg Robert Greenberg	Chief Executive Officer (Principal Executive Officer)	March 5, 2010

/s/ Michael Greenberg Michael Greenberg	President and Director	March 5, 2010

/s/ David Weinberg David Weinberg	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 5, 2010

/s/ Jeffrey Greenberg Jeffrey Greenberg	Director	March 5, 2010

/s/ J. Geyer Kosinski J. Geyer Kosinski	Director	March 5, 2010

/s/ Morton D. Erlich Morton D. Erlich	Director	March 5, 2010

/s/ Richard Siskind Richard Siskind	Director	March 5, 2010