Form 10-Q
period 2010-03-31
SKECHERS USA INC
filed 2010-05-10
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF APRIL 30, 2010: 35,768,770.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 30, 2010: 11,632,235.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

	PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Earnings and Comprehensive Income	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits	24

	Signatures	25
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$325,879	$265,675
Short-term investments	0	30,000
Trade accounts receivable	291,963	219,924
Other receivables	4,619	12,177

Total receivables	296,582	232,101
Inventories	189,002	224,050
Prepaid expenses and other current assets	31,170	28,233
Deferred tax assets	8,950	8,950

Total current assets	851,583	789,009
Property and equipment, at cost, less accumulated depreciation and amortization	174,072	171,667
Intangible assets, less accumulated amortization	8,618	9,011
Deferred tax assets	13,665	13,660
Other assets, at cost	13,183	12,205

TOTAL ASSETS	$1,061,121	$995,552

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$16,024	$529
Short-term borrowings	1,323	2,006
Accounts payable	184,325	196,163
Accrued expenses	40,886	31,843

Total current liabilities	242,558	230,541
Long-term borrowings, excluding current installments	0	15,641

Total liabilities	242,558	246,182
Commitments and contingencies
Equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 35,196 and 34,229 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	35	34
Class B Common Stock, $.001 par value; 100,000 shares authorized; 12,198 and 12,360 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	12	13
Additional paid-in capital	289,961	272,662
Accumulated other comprehensive income	5,080	9,348
Retained earnings	520,161	463,865

Skechers U.S.A., Inc. equity	815,249	745,922
Noncontrolling interests	3,314	3,448

Total equity	818,563	749,370

TOTAL LIABILITIES AND EQUITY	$1,061,121	$995,552

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended March 31,
	2010	2009
Net sales	$492,764	$343,470
Cost of sales	255,346	218,041

Gross profit	237,418	125,429
Royalty income	385	272

	237,803	125,701

Operating expenses:
Selling	34,309	21,510
General and administrative	122,487	98,038

	156,796	119,548

Earnings from operations	81,007	6,153

Other income (expense):
Interest income	1,428	706
Interest expense	(715)	(42)
Other, net	209	(218)

	922	446

Earnings before income taxes	81,929	6,599
Income tax expense (benefit)	25,806	(753)

Net earnings	56,123	7,352
Less: Net loss attributable to noncontrolling interests	(173)	(868)

Net earnings attributable to Skechers U.S.A., Inc.	$56,296	$8,220

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$1.20	$0.18

Diluted	$1.15	$0.18

Weighted average shares used in calculating earnings per share attributable to Skechers U.S.A, Inc.:
Basic	46,781	46,221

Diluted	48,742	46,467

Comprehensive income:
Net earnings	$56,296	$8,220
Unrealized loss on marketable securities, net of tax	0	(2,083)
Loss on foreign currency translation adjustment, net of tax	(4,268)	(2,962)

Total comprehensive income	$52,028	$3,175

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$56,296	$8,220
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Noncontrolling interest in subsidiaries	(173)	(868)
Depreciation of property and equipment	5,319	4,497
Amortization of deferred financing costs	370	0
Amortization of intangible assets	393	224
Provision for bad debts and returns	2,587	826
Non-cash stock compensation	3,309	589
Loss on disposal of property and equipment	132	1
Deferred taxes	(7)	(607)
Impairment of property and equipment	0	761
(Increase) decrease in assets:
Receivables	(70,518)	(57,634)
Inventories	34,535	88,191
Prepaid expenses and other current assets	(3,179)	(2,433)
Other assets	(1,689)	2,050
Increase (decrease) in liabilities:
Accounts payable	(12,238)	(65,492)
Accrued expenses	9,212	(6,543)

Net cash provided by (used in) operating activities	24,349	(28,218)

Cash flows from investing activities:
Capital expenditures	(6,649)	(16,406)
Maturities of investments	30,000	375

Net cash provided by (used in) investing activities	23,351	(16,031)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	8,295	0
Payments on long-term debt	(133)	(31)
(Decrease) increase in short-term borrowings	(684)	1,145
Contribution from noncontrolling interest of consolidated entity	0	2,000
Excess tax benefits from stock-based compensation	5,695	0

Net cash provided by financing activities	13,173	3,114

Net increase (decrease) in cash and cash equivalents	60,873	(41,135)
Effect of exchange rates on cash and cash equivalents	(669)	(601)
Cash and cash equivalents at beginning of the period	265,675	114,941

Cash and cash equivalents at end of the period	$325,879	$73,205

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,116	$858
Income taxes	13,543	557
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009 (Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.
Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Noncontrolling interests
     The Company has interests in certain joint ventures which are consolidated into its financial statements. Noncontrolling interest of $0.2 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively, represents the share of net loss that is attributable to our joint venture partners.
Recent accounting pronouncements
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. Our adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.
(2) INVESTMENTS
     At December 31, 2009, short-term investments were $30.0 million, which consisted of U.S. government obligations with maturities of greater than 90 days. These investments were redeemed during the three months ended March 31, 2010.

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
     Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter-end we receive correspondence from our licensees indicating actual sales for the period, which is used to calculate and accrue the related royalties based on the terms of the agreement.
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
     The activity in other comprehensive income, net of income taxes, was as follows (in thousands):

	Three-Months Ended March 31,
	2010	2009
Net earnings	$56,123	$7,352
Unrealized gain on marketable securities, net of tax	0	(2,083)
Loss on foreign currency translation adjustment, net of tax	(4,229)	(2,982)

Comprehensive income	51,894	2,287
Comprehensive loss attributable to noncontrolling interest	(134)	(888)

Comprehensive income attributable to parent	$52,028	$3,175

(5)	STOCK COMPENSATION
     For stock-based awards we have recognized compensation expense based on the grant date fair value. Stock compensation expense was $3.3 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

			WEIGHTED AVERAGE	AGGREGATE
		WEIGHTED AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2009	1,505,694	$12.01
Granted	0	0
Exercised	(548,518)	13.32
Cancelled	(23,080)	3.94

Outstanding at March 31, 2010	934,096	11.44	1.9 years	$23,236,986

Exercisable at March 31, 2010	934,096	11.44	1.9 years	$23,236,986

     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the three months ended March 31, 2010 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2009	2,158,644	$17.86
Granted	126,500	30.81
Vested	(102,644)	17.06
Cancelled	0	0

Nonvested at March 31, 2010	2,182,500	18.64

     As of March 31, 2010, there was $34.5 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.6 years.
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
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings per share	2010	2009
Net earnings attributable to Skechers U.S.A., Inc.	$56,296	$8,220
Weighted average common shares outstanding	46,781	46,221
Basic earnings per share attributable to Skechers U.S.A., Inc	$1.20	$0.18

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings per share	2010	2009
Net earnings attributable to Skechers U.S.A., Inc.	$56,296	$8,220

Weighted average common shares outstanding	46,781	46,221
Dilutive effect of stock options	1,961	246

Weighted average common shares outstanding	48,742	46,467

Diluted earnings per share attributable to Skechers U.S.A., Inc	$1.15	$0.18

     Options to purchase 1,270,027 shares of Class A common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2009, because their effect would have been anti-dilutive. There were no options excluded from the computation of diluted earnings per share for the three months ended March 31, 2010.
(7) INCOME TAXES
     The Company’s effective tax rate was 31.5% and (11.4%) for the three months ended March 31, 2010 and 2009, respectively. Income tax expense for the three months ended March 31, 2010 was $25.8 million compared to an income tax benefit of $0.8 million for the same period in 2009. The income tax expense for the three months ended March 31, 2010 includes a $0.3 million discrete tax benefit relating to the favorable settlement of certain state income tax audits during the quarter. The income tax benefit for the three months ended March 31, 2009 includes a $1.9 million discrete tax benefit adjusting the amount of tax benefit recognized in 2008 relating to the Company entering into an advanced pricing agreement (“APA”) with the U.S. Internal Revenue Service (“IRS”).
     The tax provision for the three months ended March 31, 2010 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. The rate for the three months ended March 31, 2010 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is not currently under examination by the IRS; however the Company is under examination by a number of states. During the three months ended March 31, 2010, settlements were reached with certain state tax jurisdictions which reduced the balance of 2010 and prior year unrecognized tax benefits by $0.3 million.
(8) LINE OF CREDIT AND SHORT-TERM BORROWINGS
     On June 30, 2009, we entered into a $250.0 million credit agreement, as amended (the “Credit Agreement”) that replaced the existing $150.0 million credit agreement. The new credit facility matures in June 2013. The Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the Credit Agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for Libor Rate Loans). We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum outstanding amount of $50.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50.0 million. In addition, the Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries were in compliance with all of the financial covenants of the Credit Agreement at March 31, 2010. We and our subsidiaries had $1.5 million of outstanding letters of credit and short-term borrowings of $1.3 million as of March 31, 2010. We paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four-year life of the facility.
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
(10) STOCKHOLDERS’ EQUITY
     Certain Class B stockholders converted 161,880 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended March 31, 2010. During the three months ended March 31, 2009, 43,902 shares of Class B common stock were converted into shares of Class A common stock.
     The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Three-Months Ended March 31,
	2010	2009
Noncontrolling interest, January 1	$3,448	$3,199
Net loss attributable to noncontrolling interest	(173)	(868)
Foreign currency translation adjustment	39	(20)
Capital contribution by noncontrolling interest	0	2,000

Noncontrolling interest, March 31	$3,314	$4,311

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

	Three Months Ended March 31,
	2010	2009
Net sales
Domestic wholesale	$273,959	$180,499
International wholesale	123,350	99,551
Retail	87,241	60,040
E-commerce	8,214	3,380

Total	$492,764	$343,470

	Three Months Ended March 31,
	2010	2009
Gross margins
Domestic wholesale	$123,340	$56,507
International wholesale	53,986	33,588
Retail	55,782	33,572
E-commerce	4,310	1,762

Total	$237,418	$125,429

	March 31,	December 31,
	2010	2009
Identifiable assets
Domestic wholesale	$836,976	$792,856
International wholesale	129,493	111,941
Retail	94,166	90,049
E-commerce	486	706

Total	$1,061,121	$995,552

	Three Months Ended March 31,
	2010	2009
Additions to property and equipment
Domestic wholesale	$1,333	$13,739
International wholesale	438	1,493
Retail	4,878	1,174

Total	$6,649	$16,406

Geographic Information:

The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Net sales (1)
United States	$360,995	$240,291
Canada	16,024	9,393
Other international (2)	115,745	93,786

Total	$492,764	$343,470

	March 31,	December 31,
	2010	2009
Long-lived assets
United States	$161,591	$160,444
Canada	816	866
Other international (2)	11,665	10,357

Total	$174,072	$171,667

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil and Chile.

(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $187.4 million and $148.3 million before allowances for bad debts, sales returns and chargebacks at March 31, 2010 and December 31, 2009, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $120.4 million and $86.0 million before allowance for bad debts, sales returns and chargebacks at March 31, 2010 and December 31, 2009, respectively. The Company’s credit losses due to write-offs for the three months ended March 31, 2010 and 2009 were $1.5 million and ($0.5) million recovery, respectively.
     Net sales to customers in the U.S. exceeded 70% of total net sales for the three months ended March 31, 2010 and 2009. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $145.4 million and $125.5 million at March 31, 2010 and December 31, 2009, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 24.9% and 22.7% of total net sales for the three months ended March 31, 2010 and 2009, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2010 or 2009. No customer accounted for more than 10% of our outstanding accounts receivable balance at March 31, 2010 or 2009.
     The Company’s top five manufacturers produced the following for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Manufacturer #1	31.8%	21.0%
Manufacturer #2	12.3%	10.5%
Manufacturer #3	11.0%	9.6%
Manufacturer #4	9.3%	9.3%
Manufacturer #5	4.7%	7.2%

	69.1%	57.6%

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
(13) SUBSEQUENT EVENT
     In connection with the joint venture agreement dated January 30, 2010 between the Company and HF Logistics I, LLC (“HF”), in April 2010, the Company made an initial cash capital contribution of $30 million and HF made an initial capital contribution of land to HF Logistics-SKX, LLC (the “JV”). In addition, the JV also completed obtaining $55 million in construction financing in April 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this document and our company’s annual report on Form 10-K for the year ended December 31, 2009.
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
     This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:
•	international, national and local general economic, political and market conditions including the recent global economic slowdown and financial crisis;

•	entry into the highly competitive performance footwear market;

•	sustaining, managing and forecasting our costs and proper inventory levels;

•	losing any significant customers, decreased demand by industry retailers and cancellation of order commitments due to the lack of popularity of particular designs and/or categories of our products;

•	maintaining our brand image and intense competition among sellers of footwear for consumers;

•	anticipating, identifying, interpreting or forecasting changes in fashion trends, consumer demand for the products and the various market factors described above;

•	sales levels during the spring, back-to-school and holiday selling seasons; and

•	other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2009.
     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this quarterly report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
FINANCIAL OVERVIEW
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended March 31, 2010 were $56.3 million, or $1.15 per diluted share.
     Revenues as a percentage of net sales were as follows:

	Three-Months Ended March 31,
	2010	2009
Percentage of revenues by segment
Domestic wholesale	55.6%	52.5%
International wholesale	25.0%	29.0%
Retail	17.7%	17.5%
E-commerce	1.7%	1.0%

Total	100%	100%

     As of March 31, 2010, we owned 222 domestic retail stores and 28 international retail stores, and we have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2010, we opened two domestic concept stores, one domestic outlet store, and one international outlet store. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.
     During the remainder of 2010, we intend to focus on: (i) growing our international business to 25% to 30% of our total sales, (ii) expanding our retail distribution channel by opening another 20 to 25 stores, including several international company-owned stores, (iii) increasing the product count of all customers by delivering trend-right styles at reasonable prices, and (iv) develop our domestic infrastructure to support ongoing growth.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended March 31,
	2010		2009
Net sales	$492,764	100.0%	$343,470	100.0%
Cost of sales	255,346	51.8	218,041	63.5

Gross profit	237,418	48.2	125,429	36.5
Royalty income	385	0.1	272	0.1

	237,803	48.3	125,701	36.6

Operating expenses:
Selling	34,309	7.0	21,510	6.3
General and administrative	122,487	24.9	98,038	28.5

	156,796	31.9	119,548	34.8

Earnings from operations	81,007	16.4	6,153	1.8
Interest income	1,428	0.3	706	0.2
Interest expense	(715)	(0.1)	(42)	0
Other, net	209	0	(218)	(0.1)

Earnings before income taxes	81,929	16.6	6,599	1.9
Income tax expense (benefit)	25,806	5.2	(753)	(0.2)

Net earnings	56,123	11.4	7,352	2.1
Less: Net loss attributable to noncontrolling interests	(173)	0	(868)	(0.3)

Net earnings attributable to Skechers U.S.A., Inc.	$56,296	11.4%	$8,220	2.4%

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
Net sales
     Net sales for the three months ended March 31, 2010 were $492.8 million, an increase of $149.3 million, or 43.5%, as compared to net sales of $343.5 million for the three months ended March 31, 2009. The increase in net sales was broad-based in all our segments.
     Our domestic wholesale net sales increased $93.5 million, or 51.8%, to $274.0 million for the three months ended March 31, 2010, from $180.5 million for the three months ended March 31, 2009. The largest increase in our domestic wholesale segment came in our Women’s, Men’s, Work and Kids’ businesses. The average selling price per pair within the domestic wholesale segment increased to $23.64 per pair for the three months ended March 31, 2010 from $17.11 per pair in the same period last year, primarily due to acceptance of new designs and styles for our in-season products and reduced close-outs. The increase in the domestic wholesale segment’s net sales came on a 9.9% unit sales volume increase to 11.6 million pairs for the three months ended March 31, 2010 from 10.5 million pairs for the same period in 2009.
     Our international wholesale segment sales increased $23.8 million, or 23.9%, to $123.4 million for the three months ended March 31, 2010, compared to sales of $99.6 million for the three months ended March 31, 2009. Our international wholesale sales consist of direct subsidiary sales — those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $29.2 million, or 41.7%, to $99.3 million for the three months ended March 31, 2010 compared to net sales of $70.1 million for the three months ended March 31, 2009. The largest sales increases during the quarter came from our subsidiaries in the United Kingdom, Brazil and Canada. Our distributor sales decreased $5.4 million to $24.1 million for the three months ended March 31, 2010, an 18.3% decrease from sales of $29.5 million for the three months ended March 31, 2009. This was primarily due to decreased sales to our distributors in Japan, Panama, and Serbia as well as the acquisition of our distributor in Chile on June 1, 2009.
     Our retail segment sales increased $27.2 million to $87.2 million for the three months ended March 31, 2010, a 45.3% increase over sales of $60.0 million for the three months ended March 31, 2009. The increase in retail sales was due to positive comparable store sales (i.e. those open at least one year) and a net increase of 26 stores. For the three months ended March 31, 2010, we realized positive comparable store sales of 30.5% in our domestic retail stores and 17.2% in our international retail stores. During the three months ended March 31, 2010, we opened two new domestic concept stores, one domestic outlet store and one international outlet store. Our domestic retail sales increased 39.7% for the three months ended March 31, 2010 compared to the same period in 2009 due to positive comparable store sales and a net increase of 17 domestic stores. Our international retail sales increased 132.1% for the three months ended March 31, 2010 compared to the same period in 2009 attributable to positive comparable store sales and a net increase of nine international stores along with favorable currency translations.
     Our e-commerce sales increased $4.8 million from $3.4 million for the three months ended March 31, 2009 to $8.2 million for the three months ended March 31, 2010, a 143.0% increase. Our e-commerce sales made up approximately 2% of our consolidated net sales in the three months ended March 31, 2010 compared to approximately 1% during the same period in the prior year.
Gross profit
     Gross profit for the three months ended March 31, 2010 increased $112.0 million to $237.4 million as compared to $125.4 million for the three months ended March 31, 2009. Gross profit as a percentage of net sales, or gross margin, increased to 48.2% for the three months ended March 31, 2010 from 36.5% for the same period in the prior year. Our domestic wholesale segment gross profit increased $66.8 million, or 118.3%, to $123.3 million for the three months ended March 31, 2010 compared to $56.5 million for the three months ended March 31, 2009. Domestic wholesale margins increased to 45.0% in the three months ended March 31, 2010 from 31.3% for the same period in the prior year. The increase in domestic wholesale margins was due to less closeouts and more in-line, in-demand inventory.

     Gross profit for our international wholesale segment increased $20.4 million, or 60.7%, to $54.0 million for the three months ended March 31, 2010 compared to $33.6 million for the three months ended March 31, 2009. Gross margins were 43.8% for the three months ended March 31, 2010 compared to 33.7% for the three months ended March 31, 2009. The increase in gross margins for our international wholesale segment was due to less closeouts and more in-line, in-demand inventory. International wholesale sales through our foreign subsidiaries achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 47.2% for the three months ended March 31, 2010 as compared to 36.2% for the three months ended March 31, 2009. Gross margins for our distributor sales were 29.5% for the three months ended March 31, 2010 as compared to 28.0% for the three months ended March 31, 2009.
     Gross profit for our retail segment increased $22.2 million, or 66.2%, to $55.8 million for the three months ended March 31, 2010 as compared to $33.6 million for the three months ended March 31, 2009. Gross margins for all stores were 64.0% for the three months ended March 31, 2010 as compared to 55.9% for the three months ended March 31, 2009. Gross margins for our domestic stores were 64.3% for the three months ended March 31, 2010 as compared to 56.5% for the three months ended March 31, 2009. The increase in domestic retail margins was due to less closeouts and more in-line, in-demand inventory. Gross margins for our international stores were 60.7% for the three months ended March 31, 2010 as compared to 47.2% for the three months ended March 31, 2009. The increase in international retail margins was due to less closeouts and more in-line, in-demand inventory along favorable currency translations.
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
Selling expenses
     Selling expenses increased by $12.8 million, or 59.5%, to $34.3 million for the three months ended March 31, 2010 from $21.5 million for the three months ended March 31, 2009. As a percentage of net sales, selling expenses were 7.0% and 6.3% for the three months ended March 31, 2010 and 2009, respectively. The increase in selling expenses was primarily due to higher advertising expenses of $10.9 million for the three months ended March 31, 2010.
     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $24.5 million, or 24.9%, to $122.5 million for the three months ended March 31, 2010 from $98.0 million for the three months ended March 31, 2009. As a percentage of sales, general and administrative expenses were 24.9% and 28.5% for the three months ended March 31, 2010 and 2009, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $11.7 million, which included $3.3 million in stock compensation costs, higher rent expense of $3.2 million due to an additional 26 stores from prior year, higher professional fees of $1.8 million, increased bad debt expense of $1.7 million, and higher bank fees of $1.6 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $33.0 million and $31.8 million for the three months ended March 31, 2010 and 2009, respectively.
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
Interest income
     Interest income was $1.4 million for the three months ended March 31, 2010 compared to $0.7 million for the same period in 2009. The increase in interest income was primarily due to interest received on refunds of customs and duties payments during the quarter ended March 31, 2010 as well as higher cash balances.
Interest expense
     Interest expense was $0.7 million for the three months ended March 31, 2010 compared to less than $0.1 million for the same period in 2009. The increase was due to decreased capitalized interest on our new corporate headquarters. Interest expense was incurred on our mortgages on our domestic distribution center and our corporate office located in Manhattan Beach, California, and amounts owed to our foreign manufacturers.
Income taxes
     The Company’s effective tax rate was 31.5% and (11.4%) for the three months ended March 31, 2010 and 2009, respectively. Income tax expense for the three months ended March 31, 2010 was $25.8 million compared to an income tax benefit of $0.8 million for the same period in 2009. The income tax benefit for the three months ended March 31, 2009 includes a $1.9 million discrete tax benefit adjusting the amount of tax benefit recognized in 2008 relating to the Company entering into an advanced pricing agreement with the U.S. Internal Revenue Service. The tax provision for the three months ended March 31, 2010 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. We expect our ongoing effective annual tax rate in 2010 to be approximately 32 percent. The rate for the three months ended March 31, 2010 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Noncontrolling interests in net loss of consolidated subsidiaries
     Noncontrolling interest for the three months ended March 31, 2010 decreased $0.7 million to $0.2 million as compared to $0.9 million for the same period in 2009. Noncontrolling interest represents the share of net loss that is attributable to our joint venture partners.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at March 31, 2010 was $609.0 million, an increase of $50.5 million from working capital of $558.5 million at December 31, 2009. Our cash and cash equivalents at March 31, 2010 were $325.9 million compared to $265.7 million at December 31, 2009. The increase in cash and cash equivalents of $60.2 million was the result of our net earnings of $56.3 million, reduced inventory levels of $34.5 million, and the maturity of $30.0 million in short-term investments, partially offset by increased receivables of $70.5 million.
     For the three months ended March 31, 2010, net cash provided by operating activities was $24.3 million compared to net cash used in operating activities of $28.2 million for the three months ended March 31, 2009. The increase in net cash provided by operating activities in the three months ended March 31, 2010 as compared to the same period in the prior year was primarily the result of a smaller decrease in accounts payable balances and higher net earnings, partially offset by a smaller reduction in our inventory levels.

     Net cash provided by investing activities was $23.4 million for the three months ended March 31, 2010 as compared to net cash used in investing activities of $16.0 million for the three months ended March 31, 2009. The increase in cash provided by investing activities in the three months ended March 31, 2010 as compared to the same period in the prior year was primarily the result of the maturity of short-term investments. Capital expenditures for the three months ended March 31, 2010 were approximately $6.6 million, which primarily consisted of new store openings and remodels. This was compared to capital expenditures of $16.4 million for the three months ended March 31, 2009, which primarily consisted of warehouse equipment upgrades and new store openings and remodels. Excluding the costs of our equipment for our new distribution center we expect our ongoing capital expenditures for the remainder of 2010 to be approximately $15 million to $20 million, which includes opening an additional 20 to 25 domestic retail stores, store remodels as well as a corporate real property purchase. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be approximately $85.0 million, of which $38.6 million was incurred as of March 31, 2010. We expect to spend the remaining balance in the second half of 2010. In January 2010, we entered into a joint venture agreement to build our new 1.8 million square foot distribution facility in Moreno Valley, California, which we expect to occupy when completed in 2011. Our operating cash flows, current cash, and available lines of credit should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.
     Net cash provided by financing activities was $13.2 million during the three months ended March 31, 2010 compared to $3.1 million during the three months ended March 31, 2009. The increase in cash provided by financing activities in the three months ended March 31, 2010 as compared to the same period in the prior year was due to higher proceeds from the issuance of Class A common stock upon the exercise of stock options along with higher excess tax benefits from stock-based compensation.
     We have outstanding debt of $16.0 million that primarily relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties.
     On June 30, 2009, we entered into the $250.0 million Credit Agreement that replaced the existing $150.0 million credit agreement. The new credit facility matures in June 2013. The Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the Credit Agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for Libor Rate Loans). We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum outstanding amount of $50.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50.0 million. In addition, the Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries were in compliance with all of the financial covenants of the Credit Agreement at March 31, 2010. We and our subsidiaries had $1.5 million of outstanding letters of credit and short-term borrowings of $1.3 million as of March 31, 2010. We paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four-year life of the facility.
     On January 30, 2010, we entered into a joint venture agreement with HF Logistics I, LLC (“HF”) through Skechers RB, LLC, a newly formed wholly-owned subsidiary, regarding the ownership and management of HF Logistics-SKX, LLC, a Delaware limited liability company (the “JV”). The purpose of the JV is to acquire and to develop real property consisting of approximately 110 acres situated in Moreno Valley, California, and to construct approximately 1.8 million square feet of buildings and other improvements to lease to us as a distribution facility. The term of the JV is fifty years. The parties are equal fifty percent partners. In April 2010, we made an initial cash capital contribution of $30 million and HF made an initial capital contribution of land to HF Logistics-SKX, LLC.

In addition, the JV also completed obtaining $55 million in construction financing in April 2010. Additional capital contributions, if necessary, would be made on an equal basis by Skechers RB, LLC and HF. We have completed our assessment of the joint venture and have determined it to be a variable interest entity (“VIE”) and that Skechers is the primary beneficiary, and therefore will consolidate the operations of the joint venture into our financial statements for the quarter ended June 30, 2010.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand and financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through March 31, 2011. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of promotion and advertising required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2010. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. Our adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2009 and the first quarter of 2010, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not hold any derivative securities that require fair value presentation per ASC 815-25.
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.
     Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at March 31, 2010. We had $1.3 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia and Thailand. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $4.3 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2010 would have reduced the values of our net investments by approximately $2.9 million.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports as well as other members of senior management and the Board of Directors to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them, at the reasonable assurance level, to material information related to our company that is required to be included in our periodic reports filed with the SEC under the Exchange Act.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     See note nine to the financial statements on page 10 of this quarterly report for a discussion of legal proceedings as required under applicable SEC rules and regulations.

ITEM 1A.	RISK FACTORS
     The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with the risk factors and other information disclosed in our 2009 annual report that could have a material effect on our business, financial condition and results of operations.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the three months ended March 31, 2010 and 2009, our net sales to our five largest customers accounted for approximately 24.9% and 22.7% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2010 or 2009. No customer accounted for more than 10% of outstanding accounts receivable balance at March 31, 2010 or March 31, 2009. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2010 and 2009, the top five manufacturers of our manufactured products produced approximately 69.1% and 57.6% of our total purchases, respectively. One manufacturer accounted for 31.8% of total purchases for the three months ended March 31, 2010, and the same manufacturer accounted for 21.0% of total purchases for the same period in 2009. A second manufacturer accounted for 12.3% of our total purchases during the three months ended March 31, 2010 and the same manufacturer accounted for 10.5% of total purchases for the same period in 2009. A third manufacturer accounted for 11.0% and 9.6% of our total purchases during the three months ended March 31, 2010 and 2009, respectively. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of March 31, 2010, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 36.7% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 21.4% of our outstanding Class B common shares. The remainder of our outstanding Class B common shares is held in two irrevocable trusts for the benefit of Mr. Greenberg and his immediate family members, and voting control of such shares resides with the independent trustee. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2010, Mr. Greenberg beneficially owned approximately 28.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 45.6% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, Mr. Greenberg’s significant influence on actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
10.1+	Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

10.2+	Amendment Number One to Credit Agreement dated November 5, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

10.3	Amendment Number Two to Credit Agreement dated March 4, 2010, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

10.4	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.5	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.6	Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Moreno Valley, California.

10.7+	Limited Liability Company Agreement dated January 30, 2010, between a subsidiary of the Registrant and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

+	The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2010	SKECHERS U.S.A., INC.
	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer