Form 10-Q
period 2010-06-30
SKECHERS USA INC
filed 2010-08-06
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 2, 2010: 36,166,847.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 2, 2010: 11,390,610.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$273,266	$265,675
Short-term investments	0	30,000
Trade accounts receivable, net	304,992	219,924
Other receivables	7,526	12,177

Total receivables	312,518	232,101
Inventories	219,360	224,050
Prepaid expenses and other current assets	30,012	28,233
Deferred tax assets	8,950	8,950

Total current assets	844,106	789,009
Property and equipment, at cost, less accumulated depreciation and amortization	236,709	171,667
Intangible assets, less accumulated amortization	8,147	9,011
Deferred tax assets	13,667	13,660
Other assets, at cost	33,213	12,205

TOTAL ASSETS	$1,135,842	$995,552

LIABILITIES AND EQUITY

Current Liabilities:
Short-term borrowings	$1,956	$2,006
Current installments of long-term borrowings	15,899	529
Accounts payable	191,653	196,163
Accrued expenses	22,142	31,843

Total current liabilities	231,650	230,541
Long-term borrowings, excluding current installments	14,532	15,641

Total liabilities	246,182	246,182
Commitments and contingencies
Equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 36,204 and 34,229 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively respectively	36	34
Class B Common Stock, $.001 par value; 100,000 shares authorized; 11,346 and 12,360 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively respectively	11	13
Additional paid-in capital	295,857	272,662
Accumulated other comprehensive income (loss)	(1,067)	9,348
Retained earnings	560,398	463,865

Skechers U.S.A., Inc. equity	855,235	745,922
Noncontrolling interests	34,425	3,448

Total equity	889,660	749,370

TOTAL LIABILITIES AND EQUITY	$1,135,842	$995,552

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
Net sales	$504,859	$298,976	$997,623	$642,446
Cost of sales	267,214	176,373	522,560	394,414

Gross profit	237,645	122,603	475,063	248,032
Royalty income	875	332	1,260	604

	238,520	122,935	476,323	248,636

Operating expenses:
Selling	52,437	34,813	86,746	56,323
General and administrative	127,299	95,848	249,786	193,886

	179,736	130,661	336,532	250,209

Earnings (loss) from operations	58,784	(7,726)	139,791	(1,573)

Other income (expense):
Interest income	436	581	1,864	1,290
Interest expense	(118)	(912)	(833)	(957)
Other, net	1,611	245	1,820	27

	1,929	(86)	2,851	360

Earnings (loss) before income taxes (benefit)	60,713	(7,812)	142,642	(1,213)
Income tax expense (benefit)	20,396	(1,186)	46,202	(1,939)

Net earnings (loss)	40,317	(6,626)	96,440	726
Less: Net earnings (loss) attributable to noncontrolling interests	80	(699)	(93)	(1,567)

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$40,237	$(5,927)	$96,533	$2,293

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$0.85	$(0.13)	$2.05	$0.05

Diluted	$0.82	$(0.13)	$1.97	$0.05

Weighted average shares used in calculating earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	47,422	46,282	47,107	46,252

Diluted	49,130	46,282	48,955	46,424

Comprehensive income:
Net earnings (loss)	$40,237	$(5,927)	$96,533	$2,293
Unrealized gain on marketable securities, net of tax	0	10,234	0	8,151
Gain (loss) on foreign currency translation adjustment, net of tax	(6,147)	6,836	(10,415)	3,874

Total comprehensive income	$34,090	$11,143	$86,118	$14,318

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$96,533	$2,293
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Noncontrolling interest in subsidiaries	(93)	(1,567)
Depreciation of property and equipment	10,870	9,337
Amortization of deferred financing costs	741	0
Amortization of intangible assets	892	410
Provision (recoveries) for bad debts and returns	3,135	(352)
Tax benefits from stock-based compensation	0	0
Non-cash stock compensation	6,665	1,210
Loss on disposal of property and equipment	50	2
Deferred taxes	(12)	(605)
Impairment of property and equipment	0	761
(Increase) decrease in assets:
Receivables	(91,260)	(17,288)
Inventories	3,718	71,199
Prepaid expenses and other current assets	(2,215)	(548)
Other assets	(22,555)	(1,357)
Increase (decrease) in liabilities:
Accounts payable	(5,058)	11,012
Accrued expenses	(9,381)	(6,173)

Net cash provided by (used in) operating activities	(7,970)	68,334

Cash flows from investing activities:
Capital expenditures	(29,721)	(26,860)
Maturities of investments	30,000	375
Redemption of auction rate securities	0	95,250
Intangible additions	(31)	0

Net cash provided by investing activities	248	68,765

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	10,772	958
Payments on long-term debt	(281)	(166)
Increase (decrease) in short-term borrowings	(61)	639
Capital contribution from noncontrolling interest of consolidated entity	1,000	3,000
Excess tax benefits from stock-based compensation	5,758	—

Net cash provided by financing activities	17,188	4,431

Net increase in cash and cash equivalents	9,466	141,530
Effect of exchange rates on cash and cash equivalents	(1,875)	553
Cash and cash equivalents at beginning of the period	265,675	114,941

Cash and cash equivalents at end of the period	$273,266	$257,024

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,512	$1,978
Income taxes	53,343	1,030

Non-cash transactions:
Land contribution from noncontrolling interest of consolidated entity	30,000	0
Note payable contribution from noncontrolling interest of consolidated entity	14,567	0
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 and 2009
(Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all material normal recurring adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.
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
Noncontrolling interests
     The Company has interests in certain joint ventures which are consolidated into its financial statements. Noncontrolling interest was income of $0.1 million and loss of $0.7 million for the three months ended June 30, 2010 and 2009, respectively, which represents the share of net earnings or loss that is attributable to our joint venture partners. Noncontrolling interest was loss of $0.1 million and a loss of $1.6 million for the six months ended June 30, 2010 and 2009, respectively. Our joint venture partners made a $30.0 million capital contribution in land and a cash capital contribution of $1.0 million during the six months ended June 30, 2010.
     For the period ended June 30, 2010, the Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. The VIE is consolidated into the condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities was as follows (in millions):

	June 30, 2010	December 31, 2009
Current assets	$4,178	$0
Noncurrent assets	75,990	0

Total assets	$80,168	$0

Current liabilities	$5,584	$0
Noncurrent liabilities	14,567	0

Total liabilities	$20,151	$0

     The Company did not have a significant variable interest in any unconsolidated VIE’s.
Recent accounting pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. Our adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.
(2) INVESTMENTS
     At December 31, 2009, short-term investments were $30.0 million, which consisted of U.S. government obligations with maturities of greater than 90 days. These investments were redeemed during the six months ended June 30, 2010.
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
(4) OTHER COMPREHENSIVE INCOME
     In addition to net earnings (loss), other comprehensive income includes changes in foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments, along with translation adjustments related to long-term intercompany loans, make up the translation adjustment in other comprehensive income.
     The activity in other comprehensive income, net of income taxes, was as follows (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings (loss) per share	2010	2009	2010	2009
Net earnings (loss)	$40,317	$(6,626)	$96,440	$726
Unrealized gain on marketable securities, net of tax	0	10,234	0	8,151
Income (loss) on foreign currency translation adjustment, net of tax	(6,120)	6,881	(10,350)	3,899

Comprehensive income	34,197	10,489	86,090	12,776
Comprehensive income (loss) attributable to noncontrolling interest	(107)	(654)	28	(1,542)

Comprehensive income attributable to parent	$34,090	$11,143	$86,118	$14,318

(5)	STOCK COMPENSATION
     The Company recognizes compensation expense for stock-based awards based on the grant date fair value. Stock compensation expense was $3.4 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively. Stock compensation expense was $6.7 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.
     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (collectively, the “Equity Incentive Plan”) were as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2009	1,505,694	$12.01
Granted	0	0
Exercised	(838,283)	12.56
Cancelled	(24,791)	3.94

Outstanding at June 30, 2010	642,620	11.61	1.9 years	$16,008,636

Exercisable at June 30, 2010	642,620	11.61	1.9 years	$16,008,636

     A summary of the status and changes of our nonvested shares related to the Equity Incentive Plan as of and during the six months ended June 30, 2010 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2009	2,158,644	$17.86
Granted	129,000	30.96
Vested	(102,644)	17.06
Cancelled	0	0

Nonvested at June 30, 2010	2,185,000	18.67

     As of June 30, 2010, there was $31.5 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.3 years.
(6) EARNINGS PER SHARE
     Basic earnings (loss) per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the weighted average number of common shares and potential common shares, if dilutive, that would arise from the exercise of stock options and nonvested shares using the treasury stock method.
     The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Basic earnings (loss) per share	2010	2009	2010	2009
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$40,237	$(5,927)	$96,533	$2,293
Weighted average common shares outstanding	47,422	46,282	47,107	46,252
Basic earnings (loss) per share attributable to Skechers U.S.A., Inc.	$0.85	$(0.13)	$2.05	$0.05

     The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings (loss) per share	2010	2009	2010	2009
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$40,237	$(5,927)	$96,533	$2,293
Weighted average common shares outstanding	47,422	46,282	47,107	46,252
Dilutive effect of stock options	1,708	0	1,848	172

Weighted average common shares outstanding	49,130	46,282	48,955	46,424

Diluted earnings (loss) per share attributable to Skechers U.S.A., Inc.	$0.82	$(0.13)	$1.97	$0.05

     There were no options excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2010, respectively. Options to purchase 993,742 shares and 995,742 shares of Class A common stock were not included in the computation of diluted earnings (loss) per share for the three months and six months ended June 30, 2009, respectively, because their effect would have been anti-dilutive.
(7) INCOME TAXES
     The Company’s effective tax rates for the second quarter and first six months of 2010 were 33.6% and 32.4%, respectively, compared to the effective tax rates of 15.2% and 159.9% for the second quarter and first six months of 2009, respectively. Income tax expense for the three months ended June 30, 2010 was $20.4 million compared to an income tax benefit of $1.2 million for the same period in 2009. Income tax expense for the six months ended June 30, 2010 was $46.2 million compared to an income tax benefit of $1.9 million for the same period in 2009. The income tax benefit for the six months ended June 30, 2009 includes a $1.9 million discrete tax benefit adjusting the amount of tax benefit recognized in 2008 relating to the Company entering into an advanced pricing agreement (“APA”) with the U.S. Internal Revenue Service (“IRS”).
     The tax provision for the six months ended June 30, 2010 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. The rate for the six months ended June 30, 2010 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is currently under examination by the IRS for the 2008 tax year. The Company is also under examination by a number of states. During the six months ended June 30, 2010, settlements were reached with certain state tax jurisdictions which reduced the balance of 2010 and prior year unrecognized tax benefits by $0.3 million.
(8) LINE OF CREDIT AND SHORT-TERM BORROWINGS
     On June 30, 2009, the Company entered into a $250 million secured credit agreement with a group of eight banks that replaced the existing $150 million credit agreement. The new credit facility matures in June 2013. The credit agreement permits the Company and certain of its subsidiaries to borrow up to $250 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300 million at the Company’s request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for LIBOR loans). The Company pays a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The credit agreement further provides for a limit on the issuance of letters of credit to a maximum of $50 million. The credit agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50 million. In addition, the credit agreement places limits on additional indebtedness that the Company is permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries were in compliance with all of the covenants of the credit agreement at June 30, 2010. We and our subsidiaries had $1.8 million of outstanding letters of credit and short-term borrowings of $2.0 million as of June 30, 2010. We paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four-year life of the facility.
(9) LITIGATION
     The Company’s claims and advertising for its products including for its Shape-ups are subject to the requirements of various regulatory and quasi-government agencies around the world and the Company receives periodic requests for information. The Company is currently responding to requests for information from regulatory and quasi-regulatory agencies in several countries throughout the world and fully cooperates with such requests. The Company believes that its claims and advertising are supported by tests, medical opinions and other relevant data.
     Asics Corporation and Asics America Corporation v. Skechers USA, Inc. – On May 11, 2010, Asics Corporation and Asics America Corporation (collectively, “Asics”) filed an action against the Company in the United States District Court for the Central District of California, SACV 10-00636 CJC/MLG, alleging trademark infringement, unfair competition, and trademark dilution under both federal and California law and false advertising under California law arising out of our alleged use of stripe designs similar Asics trademarks. The complaint seeks, inter alia, permanent and preliminary injunctive relief, compensatory damages, profits, treble and punitive damages, and attorneys fees. The matter is in the early discovery phase. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on the Company’s operations or financial statements, the Company believes it has meritorious defenses and counterclaims, vehemently denies the allegations and intends to defend the case vigorously.
     Tamara Grabowski v. Skechers USA, Inc – On June 18, 2010, Tamara Grabowski filed an action against the Company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (WVG), on her behalf and on behalf of all others similarly situated, alleging that the Company’s advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski” action). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. The matter is still in the early pleading stage and the Company has not yet answered or filed a responsive pleading. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on the Company’s operations or financial statements, the Company believes it has meritorious defenses, vehemently denies the allegations, believes that class certification is not warranted and intends to defend the case vigorously.
     Sonia Stalker v. Skechers USA, Inc. – On July 2, 2010 Sonia Stalker filed an action against the Company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf others all similarly situated, alleging that the Company’s advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint seeks certification of a nationwide class, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 22, 2010, the Company answered the complaint and filed a notice of related case referencing the Grabowski action. On July 23, 2010, the Company removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v Skechers USA, Inc., CV 10-5460 SJO (JEM). The matter is still in its early stages. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on the Company’s operations or financial statements, the Company believes it has meritorious defenses, vehemently denies the allegations, believes that class certification is not warranted and intends to defend the case vigorously.
(10) STOCKHOLDERS’ EQUITY
     Certain Class B stockholders converted 852,225 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended June 30, 2010. No shares of Class B common stock were converted into shares of Class A common stock during the three months ended June 30, 2009. Certain Class B stockholders converted 1,014,105 and 43,902 shares of Class B common stock into an equivalent number of shares of Class A common stock during the six months ended June 30, 2010 and 2009, respectively.
     The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Six-Months Ended June 30,
	2010	2009
Noncontrolling interest, January 1	$3,448	$3,199
Net loss attributable to noncontrolling interest	(88)	(1,567)
Foreign currency translation adjustment	65	25
Capital contribution by noncontrolling interest	31,000	3,000

Noncontrolling interest, June 30	$34,425	$4,657

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Domestic wholesale	$317,788	$160,890	$591,747	$341,389
International wholesale	77,779	61,490	201,128	161,040
Retail	102,344	72,252	189,586	132,292
E-commerce	6,948	4,344	15,162	7,725

Total	$504,859	$298,976	$997,623	$642,446

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross profit
Domestic wholesale	$134,643	$55,881	$257,983	$112,387
International wholesale	32,017	20,258	86,003	53,846
Retail	67,331	44,091	123,113	77,664
E-commerce	3,654	2,373	7,964	4,135

Total	$237,645	$122,603	$475,063	$248,032

	June 30, 2010	December 31, 2009
Identifiable assets
Domestic wholesale	$850,540	$712,712
International wholesale	181,330	192,085
Retail	103,719	90,049
E-commerce	253	706

Total	$1,135,842	$995,552

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Additions to property and equipment
Domestic wholesale	$15,409	$5,488	$16,742	$19,227
International wholesale	2,154	1,599	2,592	3,093
Retail	5,509	3,367	10,387	4,540

Total	$23,072	$10,454	$29,721	$26,860

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales (1)
United States	$416,122	$230,115	$776,833	$470,406
Canada	11,851	6,552	27,875	15,945
Other international (2)	76,886	62,309	192,915	156,095

Total	$504,859	$298,976	$997,623	$642,446

	June 30, 2010	December 31, 2009
Long-lived assets
United States	$221,212	$160,444
Canada	931	866
Other international (2)	14,566	10,357

Total	$236,709	$171,667

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from Switzerland in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil and Chile.
(12) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $236.3 million and $148.3 million before allowances for bad debts, sales returns and chargebacks at June 30, 2010 and December 31, 2009, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $86.7 million and $86.0 million before allowance for bad debts, sales returns and chargebacks at June 30, 2010 and December 31, 2009, respectively. The Company’s credit losses due to write-offs for the three months ended June 30, 2010 and 2009 were $0.2 million and ($0.3) million recovery, respectively. The Company’s credit losses due to write-offs for the six months ended June 30, 2010 and 2009 were $1.6 million and ($0.8) million recovery, respectively.

     Net sales to customers in the U.S. exceeded 70% of total net sales for the three and six months ended June 30, 2010 and 2009. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $200.0 million and $205.9 million at June 30, 2010 and December 31, 2009, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 31.3% and 29.1% of total net sales for the three months ended June 30, 2010 and 2009, respectively. The Company’s net sales to its five largest customers accounted for approximately 28.2% and 25.6% of total net sales for the six months ended June 30, 2010 and 2009, respectively. One customer accounted for 10.9% of our net sales during the three months ended June 30, 2010 and 2009. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2010 and 2009, respectively. One customer accounted for 15.1% of our outstanding accounts receivable balance at June 30, 2010. One customer accounted for 11.3% of net trade receivables at December 31, 2009. One customer accounted for 14.4% and another customer accounted for 10.0% of our outstanding accounts receivable balance at June 30, 2009.
     The Company’s top five manufacturers produced the following for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Manufacturer #1	36.8%	29.7%	34.6%	26.3%
Manufacturer #2	14.2%	12.4%	13.3%	11.3%
Manufacturer #3	9.4%	11.3%	10.1%	11.0%
Manufacturer #4	8.1%	10.8%	8.6%	10.2%
Manufacturer #5	4.6%	7.2%	4.7%	7.3%

	73.1%	71.4%	71.3%	66.1%

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
     This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:
•	international, national and local general economic, political and market conditions, including the recent global economic slowdown and financial crisis;
•	entry into the highly competitive performance footwear market;
•	sustaining, managing and forecasting our costs and proper inventory levels;
•	losing any significant customers, decreased demand by industry retailers and cancellation of order commitments due to the lack of popularity of particular designs and/or categories of our products;
•	maintaining our brand image and intense competition among sellers of footwear for consumers;
•	anticipating, identifying, interpreting or forecasting changes in fashion trends, consumer demand for the products and the various market factors described above;
•	sales levels during the spring, back-to-school and holiday selling seasons; and
•	other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2009.
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
FINANCIAL OVERVIEW
     We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross profit. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended June 30, 2010 was $40.2 million, or $0.82 per diluted share.

     Revenue as a percentage of net sales was as follows:

	Three-Months Ended June 30,
	2010	2009
Percentage of revenues by segment
Domestic wholesale	62.9%	53.8%
International wholesale	15.4%	20.6%
Retail	20.3%	24.2%
E-commerce	1.4%	1.4%

Total	100%	100%

     As of June 30, 2010, we owned 228 domestic retail stores and 34 international retail stores, and we have established our presence in most of what we believe to be the major domestic retail markets. During the first six months of 2010, we opened six domestic concept stores, four domestic outlet stores and seven international outlet stores and we closed one domestic outlet store. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.
     During the remainder of 2010, we intend to focus on: (i) growing our international business to 25% to 30% of our total sales, (ii) expanding our retail distribution channel by opening another 15 to 20 stores, including four international company-owned stores, (iii) increasing the product count of all customers by delivering trend-right styles at reasonable prices, and (iv) developing our domestic infrastructure to support ongoing growth.
RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2010		2009		2010		2009
Net sales	$504,859	100.0%	$298,976	100.0%	$997,623	100.0%	$642,446	100.0%
Cost of sales	267,214	52.9	176,373	59.0	522,560	52.4	394,414	61.4

Gross profit	237,645	47.1	122,603	41.0	475,063	47.6	248,032	38.6
Royalty income	875	0.1	332	0.1	1,260	0.1	604	0.1

	238,520	47.2	122,935	41.1	476,323	47.7	248,636	38.7

Operating expenses:
Selling	52,437	10.4	34,813	11.6	86,746	8.7	56,323	8.8
General and administrative	127,299	25.2	95,848	32.1	249,786	25.0	193,886	30.1

	179,736	35.6	130,661	43.7	336,532	33.7	250,209	38.9

Earnings (loss) from operations	58,784	11.6	(7,726)	(2.6)	139,791	14.0	(1,573)	(0.2)
Interest income	436	0.1	581	0.2	1,864	0.2	1,290	0.2
Interest expense	(118)	0	(912)	(0.3)	(833)	(0.1)	(957)	(0.2)
Other, net	1,611	0.3	245	0.1	1,820	0.2	27	0

Earnings (loss) before income taxes	60,713	12.0	(7,812)	(2.6)	142,642	14.3	(1,213)	(0.2)
Income tax expense (benefit)	20,396	4.0	(1,186)	(0.4)	46,202	4.6	(1,939)	(0.3)

Net earnings (loss)	40,317	8.0	(6,626)	(2.2)	96,440	9.7	726	0.1
Less: Net income (loss) attributable to noncontrolling interests	80	0	(699)	(0.2)	(93)	0	(1,567)	(0.2)

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$40,237	8.0%	$(5,927)	(2.0)%	$96,533	9.7%	$2,293	0.3%

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009
Net sales
     Net sales for the three months ended June 30, 2010 were $504.9 million, an increase of $205.9 million or 68.9%, as compared to net sales of $299.0 million for the three months ended June 30, 2009. The increase in net sales was broad-based in all our segments.
     Our domestic wholesale net sales increased $156.9 million, or 97.5%, to $317.8 million for the three months ended June 30, 2010, from $160.9 million for the three months ended June 30, 2009. The largest increases in our domestic wholesale segment came in our Women’s and Men’s divisions. The average selling price per pair within the domestic wholesale segment was $24.87 per pair for the three months ended June 30, 2010 compared to $18.91 per pair for the same period last year, primarily due to acceptance of new designs and styles for our in-season products and reduced close-outs. The increase in the domestic wholesale segment’s net sales came on a 50.2% unit sales volume increase to 12.8 million pairs from 8.5 million pairs for the same period in 2009.
     Our international wholesale segment net sales increased $16.3 million, or 26.5%, to $77.8 million for the three months ended June 30, 2010, compared to $61.5 million for the three months ended June 30, 2009. Our international wholesale sales consist of direct subsidiary sales –sales we make to department stores and specialty retailers — and sales to our distributors who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $17.1 million, or 44.2%, to $56.0 million for the three months ended June 30, 2010 compared to net sales of $38.9 million for the three months ended June 30, 2009. The largest sales increases during the quarter came from our subsidiaries in Canada and Germany. Our distributor sales decreased $0.9 million, or 3.9%, to $21.7 million for the three months ended June 30, 2010, compared to sales of $22.6 million for the three months ended June 30, 2009. This was primarily due to decreased sales to our distributors in Panama and Japan as well as the acquisition of our distributor in Chile on June 1, 2009.
     Our retail segment sales increased $30.0 million to $102.3 million for the three months ended June 30, 2010, a 41.7% increase over sales of $72.3 million for the three months ended June 30, 2009. The increase in retail sales was due to positive comparable store sales (i.e. those open at least one year) and a net increase of 23 stores. For the three months ended June 30, 2010, we realized positive comparable store sales of 31.7% in our domestic retail stores and 16.0% in our international retail stores. During the three months ended June 30, 2010, we opened four new domestic concept stores, three domestic outlet stores, six international outlet stores, and closed one domestic outlet store. Our domestic retail sales increased 40.4% for the three months ended June 30, 2010 compared to the same period in 2009 due to positive comparable store sales and a net increase of 13 domestic stores. Our international retail sales increased 52.5% for the three months ended June 30, 2010 compared to the same period in 2009 attributable to positive comparable store sales and a net increase of 10 international stores.
     Our e-commerce sales increased $2.6 million, or 59.9%, to $6.9 million for the three months ended June 30, 2010 from $4.3 million for the three months ended June 30, 2009. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the three-month periods ended June 30, 2010 and 2009.
Gross profit
     Gross profit for the three months ended June 30, 2010 increased $115.0 million to $237.6 million as compared to $122.6 million for the three months ended June 30, 2009. Gross profit as a percentage of net sales, or gross margin, increased to 47.1% for the three months ended June 30, 2010 from 41.0% for the same period in the prior year. Our domestic wholesale segment gross profit increased $78.7 million, or 141.0%, to $134.6 million for the three months ended June 30, 2010 compared to $55.9 million for the three months ended June 30, 2009. Domestic wholesale margins increased to 42.4% in the three months ended June 30, 2010 from 34.7% for the same period in the prior year. The increase in domestic wholesale margins was due to increased average selling prices, less closeouts and more in-season inventory.

     Gross profit for our international wholesale segment increased $11.7 million, or 58.1%, to $32.0 million for the three months ended June 30, 2010 compared to $20.3 million for the three months ended June 30, 2009. Gross margins were 41.2% for the three months ended June 30, 2010 compared to 33.0% for the three months ended June 30, 2009. The increase in gross margins for our international wholesale segment was due to less closeouts and more in-season inventory. International wholesale sales through our foreign subsidiaries historically have achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 46.9% for the three months ended June 30, 2010 as compared to 37.2% for the three months ended June 30, 2009. Gross margins for our distributor sales were 26.4% for the three months ended June 30, 2010 as compared to 25.6% for the three months ended June 30, 2009.
     Gross profit for our retail segment increased $23.2 million, or 52.7%, to $67.3 million for the three months ended June 30, 2010 as compared to $44.1 million for the three months ended June 30, 2009. Gross margins for all stores were 65.8% for the three months ended June 30, 2010 as compared to 61.0% for the three months ended June 30, 2009. Gross margins for our domestic stores were 65.7% for the three months ended June 30, 2010 as compared to 61.2% for the three months ended June 30, 2009. The increase in domestic retail margins was due to less closeouts and more in-season inventory. Gross margins for our international stores were 66.4% for the three months ended June 30, 2010 as compared to 59.5% for the three months ended June 30, 2009. The increase in international retail margins was due to less closeouts and more in-season inventory.
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
Selling expenses
     Selling expenses increased by $17.6 million, or 50.6%, to $52.4 million for the three months ended June 30, 2010 from $34.8 million for the three months ended June 30, 2009. As a percentage of net sales, selling expenses were 10.4% and 11.6% for the three months ended June 30, 2010 and 2009, respectively. The increase in selling expenses was primarily due to higher advertising expenses of $14.8 million for the three months ended June 30, 2010.
     Selling expenses consist primarily of sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $31.5 million, or 32.8%, to $127.3 million for the three months ended June 30, 2010 from $95.8 million for the three months ended June 30, 2009. As a percentage of sales, general and administrative expenses were 25.2% and 32.1% for the three months ended June 30, 2010 and 2009, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $15.1 million, which included $3.4 million in stock compensation costs, increased warehouse and distribution costs of $2.9 million, increased temporary help costs of $2.6 million and higher professional fees of $2.4 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $25.7 million and $22.3 million for the three months ended June 30, 2010 and 2009, respectively. The $3.4 million increase was primarily due to significantly higher sales volumes.
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
Interest income
     Interest income for the three months ended June 30, 2010 decreased $0.2 million to $0.4 million compared to $0.6 million for the same period in 2009. The decrease in interest income resulted from lower interest rates for the three months ended June 30, 2010 as compared to the same period in 2009.
Interest expense
     Interest expense was $0.1 million for the three months ended June 30, 2010 compared to $0.9 million for the same period in 2009. The decrease was due to reduced interest paid to our foreign manufacturers. Interest expense was incurred on our mortgages for our domestic distribution center and our corporate office located in Manhattan Beach, California, and on amounts owed to our foreign manufacturers.
Income taxes
     The Company’s effective tax rate was 33.6% and 15.2% for the three months ended June 30, 2010 and 2009, respectively. Income tax expense for the three months ended June 30, 2010 was $20.4 million compared to an income tax benefit of $1.2 million for the same period in 2009. The tax provision for the three months ended June 30, 2010 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. We expect our effective annual tax rate in 2010 to be approximately 32.5 percent.
     The rate for the three months ended June 30, 2010 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Noncontrolling interest in net income and loss of consolidated subsidiaries
     Noncontrolling interest for the three months ended June 30, 2010 increased $0.8 million to income of $0.1 million as compared to a loss of $0.7 million for the same period in 2009. Noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners.
SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009
Net sales
     Net sales for the six months ended June 30, 2010 were $997.6 million, an increase of $355.2 million or 55.3%, as compared to net sales of $642.4 million for the six months ended June 30, 2009. The increase in net sales was broad-based in all our segments.
     Our domestic wholesale net sales increased $250.3 million, or 73.3%, to $591.7 million for the three months ended June 30, 2010, from $341.4 million for the six months ended June 30, 2009. The largest increases in our domestic wholesale segment came in our Women’s and Men’s divisions. The average selling price per pair within the domestic wholesale segment was $24.28 per pair for the six months ended June 30, 2010 compared to $17.92 per pair for the same period last year, primarily due to acceptance of new designs and styles for our in-season products and reduced close-outs. The increase in the domestic wholesale segment’s net sales came on a 27.9% unit sales volume increase to 24.4 million pairs from 19.1 million pairs for the same period in 2009.

     Our international wholesale segment net sales increased $40.1 million, or 24.9%, to $201.1 million for the six months ended June 30, 2010, compared to $161.0 million for the six months ended June 30, 2009. Direct subsidiary sales increased $46.4 million, or 42.6%, to $155.3 million for the six months ended June 30, 2010 compared to net sales of $108.9 million for the six months ended June 30, 2009. The largest sales increases during the six months ended June 30, 2010 came from our subsidiaries in Canada and Brazil as well as the acquisition of our distributor in Chile on June 1, 2009. Our distributor sales decreased $6.3 million, or 12.0%, to $45.8 million for the six months ended June 30, 2010, compared to sales of $52.1 million for the six months ended June 30, 2009. This was primarily due to decreased sales to our distributors in Panama and Japan as well as the acquisition of our distributor in Chile on June 1, 2009.
     Our retail segment sales increased $57.3 million to $189.6 million for the six months ended June 30, 2010, a 43.3% increase over sales of $132.3 million for the six months ended June 30, 2009. The increase in retail sales was due to positive comparable store sales and a net increase of 23 stores. For the six months ended June 30, 2010, we realized positive comparable store sales of 31.1% in our domestic retail stores and 16.4% in our international retail stores. During the six months ended June 30, 2010, we opened six new domestic concept stores, four domestic outlet stores, seven international outlet stores, and closed one domestic outlet store. Our domestic retail sales increased 40.1% for the six months ended June 30, 2010 compared to the same period in 2009 due to positive comparable store sales and a net increase of 13 domestic stores. Our international retail sales increased 78.8% for the six months ended June 30, 2010 compared to the same period in 2009 attributable to positive comparable store sales and a net increase of 10 international stores.
     Our e-commerce sales increased $7.5 million, or 96.3%, to $15.2 million for the six months ended June 30, 2010 from $7.7 million for the six months ended June 30, 2009. Our e-commerce sales made up approximately 2% of our consolidated net sales in the six months ended June 30, 2010 compared to approximately 1% during the same period in the prior year.
Gross profit
     Gross profit for the six months ended June 30, 2010 increased $227.1 million to $475.1 million as compared to $248.0 million for the six months ended June 30, 2009. Gross profit as a percentage of net sales, or gross margin, increased to 47.6% for the six months ended June 30, 2010 from 38.6% for the same period in the prior year. Our domestic wholesale segment gross profit increased $145.6 million, or 129.6%, to $258.0 million for the six months ended June 30, 2010 compared to $112.4 million for the six months ended June 30, 2009. Domestic wholesale margins increased to 43.6% in the six months ended June 30, 2010 from 32.9% for the same period in the prior year. The increase in domestic wholesale margins was due to increased average selling prices, less closeouts and more in-season inventory.
     Gross profit for our international wholesale segment increased $32.2 million, or 59.7%, to $86.0 million for the six months ended June 30, 2010 compared to $53.8 million for the six months ended June 30, 2009. Gross margins were 42.8% for the six months ended June 30, 2010 compared to 33.4% for the six months ended June 30, 2009. The increase in gross margins for our international wholesale segment was due to less closeouts and more in-season inventory. Gross margins for our direct subsidiary sales were 47.1% for the six months ended June 30, 2010 as compared to 36.5% for the six months ended June 30, 2009. Gross margins for our distributor sales were 28.0% for the six months ended June 30, 2010 as compared to 27.0% for the six months ended June 30, 2009.
     Gross profit for our retail segment increased $45.4 million, or 58.5%, to $123.1 million for the six months ended June 30, 2010 as compared to $77.7 million for the six months ended June 30, 2009. Gross margins for all stores were 64.9% for the six months ended June 30, 2010 as compared to 58.7% for the six months ended June 30, 2009. Gross margins for our domestic stores were 65.1% for the six months ended June 30, 2010 as compared to 59.0% for the six months ended June 30, 2009. The increase in domestic retail margins was due to less closeouts and more in-season inventory. Gross margins for our international stores were 64.0% for the six months ended June 30, 2010 as compared to 55.5% for the six months ended June 30, 2009. The increase in international retail margins was due to less closeouts and more in-season inventory.

Selling expenses
     Selling expenses increased by $30.4 million, or 54.0%, to $86.7 million for the six months ended June 30, 2010 from $56.3 million for the six months ended June 30, 2009. As a percentage of net sales, selling expenses were 8.7% and 8.8% for the six months ended June 30, 2010 and 2009, respectively. The increase in selling expenses was primarily due to higher advertising expenses of $25.6 million for the six months ended June 30, 2010.
General and administrative expenses
     General and administrative expenses increased by $55.9 million, or 28.8%, to $249.8 million for the six months ended June 30, 2010 from $193.9 million for the six months ended June 30, 2009. As a percentage of sales, general and administrative expenses were 25.0% and 30.1% for the six months ended June 30, 2010 and 2009, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $26.8 million, which included $6.7 million in stock compensation costs, increased warehouse and distribution costs of $4.4 million, higher professional fees of $4.3 million, higher rent expense of $3.6 million due to an additional 23 stores from prior year, higher bank fees of $2.8 million, increased bad debt expense of $2.3 million, increased office supplies of $2.3 million, and higher payroll expenses of $2.2 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $58.8 million and $54.1 million for the six months ended June 30, 2010 and 2009, respectively. The $4.7 million increase was primarily due to significantly higher sales volumes.
Interest income
     Interest income for the six months ended June 30, 2010 increased $0.6 million to $1.9 million compared to $1.3 million for the same period in 2009. The increase in interest income was primarily due to interest received on refunds of customs and duties payments for the six months ended June 30, 2010 as well as higher cash balances.
Interest expense
     Interest expense was $0.8 million for the six months ended June 30, 2010 compared to $1.0 million for the same period in 2009. The decrease was due to reduced interest paid to our foreign manufacturers.
Income taxes
     The Company’s effective tax rate was 32.4% and 159.9% for the six months ended June 30, 2010 and 2009, respectively. Income tax expense for the six months ended June 30, 2010 was $46.2 million compared to an income tax benefit of $1.9 million for the same period in 2009. The income tax benefit for the six months ended June 30, 2009 includes a $1.9 million discrete benefit adjusting the amount of tax benefit recognized in 2008 relating to the APA with the IRS. The tax provision for the six months ended June 30, 2010 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. We expect our effective annual tax rate in 2010 to be approximately 32.5 percent.
     The rate for the six months ended June 30, 2010 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Noncontrolling interest in net income and loss of consolidated subsidiaries
     Noncontrolling interest for the six months ended June 30, 2010 increased $1.5 million to a loss of $0.1 million as compared to a loss of $1.6 million for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at June 30, 2010 was $612.5 million, an increase of $54.0 million from working capital of $558.5 million at December 31, 2009. Our cash and cash equivalents at June 30, 2010 were $273.3 million compared to $265.7 million at December 31, 2009. The increase in cash and cash equivalents of $7.6 million was the result of our net earnings of $96.5 million and the maturity of $30.0 million in short-term investments, partially offset by increased receivables of $91.3 million, decreased payables of $5.1 million due to accelerated factory payments of $64.0 million and capital expenditures of $29.7 million.
     For the six months ended June 30, 2010, net cash used in operating activities was $8.0 million compared to net cash provided of $68.3 million for the six months ended June 30, 2009. The decrease in our operating cash flows for the six months ended June 30, 2010, when compared to the six months ended June 30, 2009 was primarily the result of a larger increase in accounts receivable due to higher sales and a smaller reduction in inventory levels, reduced payables balances partially offset by higher net earnings.
     Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2010 as compared to $68.8 million for the six months ended June 30, 2009. The decrease in cash provided by investing activities in the six months ended June 30, 2010 as compared to the same period in the prior year was primarily the result of the redemption of auction rate securities that were classified as long-term investments in the prior year. Capital expenditures for the six months ended June 30, 2010 were approximately $29.7 million, which primarily consisted of warehouse equipment for our new distribution center, new store openings and remodels and a corporate real property purchase. This compared to capital expenditures of $26.9 million for the six months ended June 30, 2009, which primarily consisted of warehouse equipment upgrades and new store openings and remodels. Excluding the costs of our new distribution center, we expect our ongoing capital expenditures for the remainder of 2010 to be approximately $15 million to $20 million, which includes opening an additional 15 to 20 domestic retail stores and store remodels. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be approximately $85.0 million, of which $39.3 million was incurred as of June 30, 2010. We expect to spend the remaining balance in the second half of 2010 and 2011. Our operating cash flows, current cash, and available lines of credit should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.
     Net cash provided by financing activities was $17.2 million during the six months ended June 30, 2010 compared to $4.4 million during the six months ended June 30, 2009. The increase in cash provided by financing activities was primarily due to higher proceeds from the issuance of Class A common stock upon the exercise of stock options during the six months ended June 30, 2010 as compared to the same period in the prior year.
     On January 30, 2010, we entered into a joint venture agreement with HF Logistics I, LLC through Skechers RB, LLC, a newly formed wholly-owned subsidiary, regarding the ownership and management of HF Logistics-SKX, LLC, a Delaware limited liability company (the “JV”). The purpose of the JV is to acquire and to develop real property consisting of approximately 110 acres situated in Rancho Belago, California, and to construct approximately 1.8 million square feet of buildings and other improvements to lease to us as a distribution facility. The term of the JV is fifty years. The parties are equal fifty percent partners. In April 2010, we made an initial cash capital contribution of $30 million and HF made an initial capital contribution of land to the JV. Additional capital contributions, if necessary, would be made on an equal basis by Skechers RB, LLC and HF. During the second quarter, the JV obtained $55 million in construction financing and broke ground on the facility, which we expect to occupy when completed in 2011. We have completed our assessment of the joint venture and have determined it to be a VIE and that Skechers is the primary beneficiary, and therefore began to consolidate the operations of the joint venture into our financial statements for the quarter ended June 30, 2010.
     We have outstanding debt of $30.4 million. The current portion of $15.9 million relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties. The long-term portion of $14.5 million relates to a note for costs paid by HF for our new distribution center.

     On June 30, 2009, we entered into a $250 million secured credit agreement with a group of eight banks that replaced the existing $150 million credit agreement. The new credit facility matures in June 2013. The credit agreement permits us and certain of our subsidiaries to borrow up to $250 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (2.75% to 3.25% for Base Rate loans and 3.75% to 4.25% for LIBOR loans). We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The credit agreement further provides for a limit on the issuance of letters of credit to a maximum of $50 million. The credit agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50 million. In addition, the credit agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries were in compliance with all of the covenants of the credit agreement at June 30, 2010. We and our subsidiaries had $1.8 million of outstanding letters of credit and short-term borrowings of $2.0 million as of June 30, 2010. We paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four year life of the facility.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand and financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through June 30, 2011. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies please refer to our annual report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2010. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB issued ASU 2009-17, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. Our adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.
QUARTERLY RESULTS AND SEASONALITY
     While sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that our product offerings somewhat mitigate the effect of this seasonality and, consequently, our sales are not necessarily as subjected to seasonal trends as those of our competitors in the footwear industry.
     We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. During 2009, various macroeconomic pressures created a difficult retail environment which caused a downturn in our overall business. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the full year.
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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. During 2009, we experienced unfavorable currency translations; however, during 2010, we have experienced favorable currency translations. We cannot predict whether currency translations will be favorable or unfavorable in the future. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2009 and the first six months of 2010, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not hold any derivative securities that require fair value presentation per FASB ASC 815-25.
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have had and may continue to have an impact on our results of operations.
     Interest rate fluctuations. The interest rate charged on our secured line of credit fluctuates and changes in interest rates will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at June 30, 2010. We had $2.0 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia and Thailand. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $10.4 million and gain of $3.9 million for the six months ended June 30, 2010 and 2009, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in the exchange rates used to calculate foreign currency translations at June 30, 2010 would have reduced the values of our net investments by approximately $4.0 million.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the six months ended June 30, 2010 and June 30, 2009, our net sales to our five largest customers accounted for approximately 28.2% and 25.6% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2010 or 2009. One customer accounted for 15.1% and 14.4% of our outstanding accounts receivable balance at June 30, 2010 and 2009, respectively. One other customer accounted for 10.0% of our outstanding accounts receivable at June 30, 2009. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2010 and June 30, 2009, the top five manufacturers of our manufactured products produced approximately 71.3% and 66.1% of our total purchases, respectively. One manufacturer accounted for 34.6% of total purchases for the six months ended June 30, 2010 and the same manufacturer accounted for 26.3% of total purchases for the same period in 2009. A second manufacturer accounted for 13.3% and 11.3% of our total purchases during the six months ended June 30, 2010 and 2009, respectively. A third manufacturer accounted for 10.1% and 11.0% of our total purchases during the six months ended June 30, 2010 and 2009, respectively. A fourth manufacturer accounted for 10.2% of our total purchases during the six months ended June 30, 2009. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of June 30, 2010, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 39.5% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 18.0% of our outstanding Class B common shares. The remainder of our outstanding Class B common shares is held in two irrevocable trusts for the benefit of Mr. Greenberg and his immediate family members, and voting control of such shares resides with an independent trustee. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2010, Mr. Greenberg beneficially owned approximately 29.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 43.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, Mr. Greenberg’s significant influence on actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
10.1+	Agreement dated April 23, 2010 between HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, and J. D. Diffenbaugh, Inc. regarding 29800 Eucalyptus Avenue, Rancho Belago, California.

10.1(a)	General Conditions of the Contract for Construction regarding 29800 Eucalyptus Avenue, Rancho Belago, California.

10.2+	Construction Loan Agreement dated as of April 30, 2010, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank FSB, as a lender.

10.3	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.4	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.5**	Amendment No. 1 to 2008 Employee Stock Purchase Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010	SKECHERS U.S.A., INC.
	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer