Form 10-Q
period 2010-09-30
SKECHERS USA INC
filed 2010-11-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2010: 36,317,159.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2010: 11,310,610.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$248,828	$265,675
Short-term investments	0	30,000
Trade accounts receivable, net	286,085	219,924
Other receivables	4,497	12,177

Total receivables	290,582	232,101
Inventories	326,651	224,050
Prepaid expenses and other current assets	46,987	28,233
Deferred tax assets	8,950	8,950

Total current assets	921,998	789,009
Property and equipment, at cost, less accumulated depreciation and amortization	268,642	171,667
Intangible assets, less accumulated amortization	7,762	9,011
Deferred tax assets	13,678	13,660
Other assets, at cost	18,196	12,205

TOTAL ASSETS	$1,230,276	$995,552

LIABILITIES AND EQUITY

Current Liabilities:
Short-term borrowings	$2,329	$2,006
Current installments of long-term borrowings	15,767	529
Accounts payable	231,533	196,163
Accrued expenses	22,206	31,843

Total current liabilities	271,835	230,541
Long-term borrowings, excluding current installments	15,802	15,641

Total liabilities	287,637	246,182
Commitments and contingencies
Equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 36,310 and 34,229 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively respectively	36	34
Class B Common Stock, $.001 par value; 100,000 shares authorized; 11,311 and 12,360 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively respectively	12	13
Additional paid-in capital	301,714	272,662
Accumulated other comprehensive income	9,304	9,348
Retained earnings	596,776	463,865

Skechers U.S.A., Inc. equity	907,842	745,922
Noncontrolling interests	34,797	3,448

Total equity	942,639	749,370

TOTAL LIABILITIES AND EQUITY	$1,230,276	$995,552

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009

Net sales	$554,626	$405,374	$1,552,249	$1,047,820
Cost of sales	301,975	221,648	824,535	616,062

Gross profit	252,651	183,726	727,714	431,758
Royalty income	1,888	418	3,148	1,022

	254,539	184,144	730,862	432,780

Operating expenses:
Selling	59,516	41,245	146,262	97,568
General and administrative	139,455	110,454	389,241	304,340

	198,971	151,699	535,503	401,908

Earnings from operations	55,568	32,445	195,359	30,872

Other income (expense):
Interest income	487	322	2,350	1,612
Interest expense	(3)	(987)	(835)	(1,944)
Other, net	(3,143)	2,176	(1,323)	2,203

	(2,659)	1,511	192	1,871

Earnings before income taxes	52,909	33,956	195,551	32,743
Income tax expense	16,330	10,175	62,532	8,236

Net earnings	36,579	23,781	133,019	24,507
Less: Net earnings (loss) attributable to noncontrolling interests	201	(679)	108	(2,246)

Net earnings attributable to Skechers U.S.A., Inc.	$36,378	$24,460	$132,911	$26,753

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.76	$0.53	$2.81	$0.58

Diluted	$0.74	$0.52	$2.71	$0.57

Weighted average shares used in calculating earnings per share attributable to Skechers U.S.A., Inc.:
Basic	47,586	46,405	47,268	46,304

Diluted	49,176	47,095	49,017	46,649

Comprehensive income:
Net earnings	$36,378	$24,460	$132,911	$26,753
Unrealized gain on marketable securities, net of tax	0	0	0	8,151
Gain (loss) on foreign currency translation adjustment, net of tax	10,372	1,009	(44)	4,883

Total comprehensive income	$46,750	$25,469	$132,867	$39,787

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$132,911	$26,753
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Noncontrolling interest in subsidiaries	108	(2,246)
Depreciation of property and equipment	17,641	14,465
Amortization of deferred financing costs	1,111	370
Amortization of intangible assets	1,287	579
Provision for bad debts and returns	4,663	2,959
Non-cash stock compensation	10,136	2,464
Loss on disposal of property and equipment	42	2
Deferred taxes	(19)	(614)
Impairment of property and equipment	0	761
(Increase) decrease in assets:
Receivables	(63,355)	(31,039)
Inventories	(101,911)	70,925
Prepaid expenses and other current assets	(18,681)	2,369
Other assets	(7,342)	(1,362)
Increase (decrease) in liabilities:
Accounts payable	32,332	(6,339)
Accrued expenses	(9,642)	10,229

Net cash provided by (used in) operating activities	(719)	90,276

Cash flows from investing activities:
Capital expenditures	(65,617)	(31,197)
Purchases of investments	0	(30,000)
Maturities of investments	30,000	375
Redemption of auction rate securities	0	95,250
Intangible additions	(40)	0

Net cash provided by (used in) investing activities	(35,657)	34,428

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	11,527	1,344
Payments on long-term debt	(576)	(275)
Increase in short-term borrowings	281	525
Capital contribution from noncontrolling interest of consolidated entity	1,000	4,000
Excess tax benefits from stock-based compensation	7,389	0

Net cash provided by financing activities	19,621	5,594

Net increase (decrease) in cash and cash equivalents	(16,755)	130,298
Effect of exchange rates on cash and cash equivalents	(92)	1,141
Cash and cash equivalents at beginning of the period	265,675	114,941

Cash and cash equivalents at end of the period	$248,828	$246,380

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,830	$3,260
Income taxes	82,941	1,624
Non-cash transactions:
Land contribution from noncontrolling interest of consolidated entity	30,000	0
Note payable contribution from noncontrolling interest of consolidated entity	16,032	0
Acquisition of Chilean distributor	0	4,382
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009
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
     The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.
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
Noncontrolling interests
     The Company has interests in certain joint ventures which are consolidated into its financial statements. Noncontrolling interest was income of $0.2 million and loss of $0.7 million for the three months ended September 30, 2010 and 2009, respectively, which represents the share of net earnings or loss that is attributable to our joint venture partners. Noncontrolling interest was income of $0.1 million and a loss of $2.2 million for the nine months ended September 30, 2010 and 2009, respectively. Our joint venture partners made a $30.0 million capital contribution in land and a cash capital contribution of $1.0 million during the nine months ended September 30, 2010.
     For the period ended September 30, 2010, the Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. The VIE is consolidated into the condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities was as follows (in thousands):

	September 30, 2010	December 31, 2009
Current assets	$8,669	$0
Noncurrent assets	84,960	0

Total assets	$93,629	$0

Current liabilities	$17,551	$0
Noncurrent liabilities	16,031	0

Total liabilities	$33,582	$0

     The Company does not have a significant variable interest in any unconsolidated VIE’s.

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
(2) INVESTMENTS
     At December 31, 2009, short-term investments were $30.0 million, which consisted of U.S. government obligations with maturities of greater than 90 days. These investments were redeemed at par during the nine months ended September 30, 2010.
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
     The activity in other comprehensive income, net of income taxes, was as follows (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Diluted earnings per share	2010	2009	2010	2009
Net earnings	$36,579	$23,781	$133,019	$24,507
Unrealized gain on marketable securities, net of tax	0	0	0	8,151
Income on foreign currency translation adjustment, net of tax	10,555	1,093	197	4,992

Comprehensive income	47,134	24,874	133,216	37,650
Comprehensive income (loss) attributable to noncontrolling interest	384	(595)	349	(2,137)

Comprehensive income attributable to Skechers U.S.A.	$46,750	$25,469	$132,867	$39,787

(5)	STOCK COMPENSATION
     The Company recognizes compensation expense for stock-based awards based on the grant date fair value. Stock compensation expense was $3.5 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively. Stock compensation expense was $10.1 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.
     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (collectively, the “Equity Incentive Plan”) were as follows:

			WEIGHTED AVERAGE	AGGREGATE
		WEIGHTED AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	VALUE
Outstanding at December 31, 2009	1,505,694	$12.01
Granted	0	0
Exercised	(906,516)	12.46
Cancelled	(24,791)	3.94

Outstanding at September 30, 2010	574,387	11.65	1.6 years	$6,838,894

Exercisable at September 30, 2010	574,387	11.65	1.6 years	$6,838,894

     A summary of the status and changes of our nonvested shares related to the Equity Incentive Plan as of and during the nine months ended September 30, 2010 is presented below:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Nonvested at December 31, 2009	2,158,644	$17.86
Granted	139,000	30.38
Vested	(105,977)	17.29
Cancelled	0	0

Nonvested at September 30, 2010	2,191,667	18.68

     As of September 30, 2010, there was $28.5 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.1 years.
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
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Basic earnings per share	2010	2009	2010	2009
Net earnings attributable to Skechers U.S.A., Inc.	$36,378	$24,460	$132,911	$26,753
Weighted average common shares outstanding	47,586	46,405	47,268	46,304
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.76	$0.53	$2.81	$0.58

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Diluted earnings per share	2010	2009	2010	2009
Net earnings attributable to Skechers U.S.A., Inc.	$36,378	$24,460	$132,911	$26,753
Weighted average common shares outstanding	47,586	46,405	47,268	46,304
Dilutive effect of stock options	1,590	690	1,749	345

Weighted average common shares outstanding	49,176	47,095	49,017	46,649

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.74	$0.52	$2.71	$0.57

     There were no options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2010, respectively. Options to purchase 370,528 shares and 768,220 shares of Class A common stock were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2009, respectively, because their effect would have been anti-dilutive.
(7) INCOME TAXES
     The Company’s effective tax rates for the third quarter and first nine months of 2010 were 30.9% and 32.0%, respectively, compared to the effective tax rates of 30.0% and 25.2% for the third quarter and first nine months of 2009, respectively. Income tax expense for the three months ended September 30, 2010 was $16.3 million compared to $10.2 million for the same period in 2009. Income tax expense for the nine months ended September 30, 2010 was $62.5 million compared to $8.2 million for the same period in 2009. The income tax expense for the nine months ended September 30, 2010 includes $0.9 million in discrete tax benefits relating to the settlement of certain tax reserves during the period. The income tax benefit for the nine months ended September 30, 2009 includes a $1.9 million discrete tax benefit adjusting the amount of tax benefit recognized in 2008 relating to the Company entering into an advanced pricing agreement “APA” with the U.S. Internal Revenue Service “IRS”.
     The tax provision for the nine months ended September 30, 2010 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. The rate for the nine months ended September 30, 2010 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has completed U.S. federal audits through 2003, and is currently under examination by the IRS for the 2008 tax year. The Company is also under examination by a number of states. During the nine months ended September 30, 2010, settlements were reached with certain state tax jurisdictions which reduced the balance of 2010 and prior year unrecognized tax benefits by $0.3 million.
     With few exceptions, the Company is no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. Tax years 2007 through 2009 remain open to examination by the U.S. federal, state, and foreign tax authorities. During the third quarter, the statute of limitations for the 2006 tax year lapsed for the U.S. federal and several state tax jurisdictions. The lapse in statute reduced the balance of prior year unrecognized tax benefits by $0.6 million.
(8) LINE OF CREDIT AND SHORT-TERM BORROWINGS
     On June 30, 2009, the Company entered into a $250 million secured credit agreement with a group of eight banks that replaced the existing $150 million credit agreement. The new credit facility matures in June 2013. The credit agreement permits the Company and certain of its subsidiaries to borrow up to $250 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300 million at the Company’s request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (2.75% to 3.25% for Base Rate Loans and 3.75% to 4.25% for LIBOR loans). The Company pays a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The credit agreement further provides for a limit on the issuance of letters of credit to a maximum of $50 million. The credit agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50 million. In addition, the credit agreement places limits on additional indebtedness that the Company is permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries were in compliance with all of the covenants of the credit agreement at September 30, 2010. The Company and its subsidiaries had $2.8 million of outstanding letters of credit and short-term borrowings of $2.3 million as of September 30, 2010. The Company paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four-year life of the facility.
(9) LITIGATION
     The Company’s claims and advertising for its products including for its Shape-ups are subject to the requirements of various regulatory and quasi-government agencies around the world and the Company receives periodic requests for information. The Company is currently responding to requests for information from regulatory and quasi-regulatory agencies in several countries throughout the world and fully cooperates with such requests. The Company believes that its claims and advertising are supported by tests, medical opinions and other relevant data and has been successful in substantiating and/or defending its claims and advertising in several different countries.
     Tamara Grabowski v. Skechers USA, Inc. — On June 18, 2010, Tamara Grabowski filed an action against the Company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (WVG), on her behalf and on behalf of all others similarly situated, alleging that the Company’s advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. The matter is still in the early stages. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on the Company’s operations or financial statements, the Company believes it has meritorious defenses, vehemently denies the allegations, believes that class certification is not warranted and intends to defend the case vigorously.
     Sonia Stalker v. Skechers USA, Inc. — On July 2, 2010, Sonia Stalker filed an action against the Company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that the Company’s advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint, as subsequently amended, seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, the Company removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 SJO (JEM). On August 23, 2010, the Company filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On August 27, 2010, plaintiff moved to certify the class, which motion the Company has opposed. The matter is still in its early stages. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on the Company’s operations or financial statements, the Company believes it has meritorious defenses, vehemently denies the allegations, believes that class certification is not warranted and intends to defend the case vigorously.

     Venus Morga v. Skechers USA, Inc. — On August 25, 2010, Venus Morga filed an action against the Company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (WVG), on her behalf and on behalf of all others similarly situated, alleging that the Company’s advertising for Shape-ups violates California’s Unfair Competition Law, California’s False Advertising Law and the California Consumer Legal Remedies Act, and gives rise to a claim for unjust enrichment. The complaint seeks certification of a nationwide class, restitution, injunctive relief, and attorneys’ fees and costs. On September 10, 2010, a motion was filed to consolidate the action with the prior pending Grabowski action. The matter is still in the early stages. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on the Company’s operations or financial statements, the Company believes it has meritorious defenses, vehemently denies the allegations, believes that class certification is not warranted and intends to defend the case vigorously.
(10) STOCKHOLDERS’ EQUITY
     Certain Class B stockholders converted 34,900 shares of Class B common stock into an equivalent number of shares of Class A common stock during the three months ended September 30, 2010. No shares of Class B common stock were converted into shares of Class A common stock during the three months ended September 30, 2009. Certain Class B stockholders converted 1,049,005 and 43,902 shares of Class B common stock into an equivalent number of shares of Class A common stock during the nine months ended September 30, 2010 and 2009, respectively.
     The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Nine-Months Ended September 30,
	2010	2009
Noncontrolling interest, beginning of the period	$3,448	$3,199
Net income (loss) attributable to noncontrolling interest	108	(2,246)
Foreign currency translation adjustment	241	109
Capital contribution by noncontrolling interest	31,000	4,000

Noncontrolling interest, end of the period	$34,797	$5,062

(11)	SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales
Domestic wholesale	$312,319	$202,963	$904,066	$544,352
International wholesale	124,623	100,099	325,751	261,140
Retail	111,825	95,250	301,410	227,541
E-commerce	5,859	7,062	21,022	14,787

Total	$554,626	$405,374	$1,552,249	$1,047,820

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross profit
Domestic wholesale	$129,496	$82,328	$387,478	$194,715
International wholesale	52,070	39,281	138,073	93,127
Retail	68,043	58,449	191,156	136,113
E-commerce	3,042	3,668	11,007	7,803

Total	$252,651	$183,726	$727,714	$431,758

	September 30, 2010	December 31, 2009
Identifiable assets
Domestic wholesale	$887,754	$712,712
International wholesale	229,527	192,085
Retail	112,752	90,049
E-commerce	243	706

Total	$1,230,276	$995,552

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Additions to property and equipment
Domestic wholesale	$30,443	$402	$47,185	$19,628
International wholesale	521	1,718	3,113	4,811
Retail	4,932	2,217	15,319	6,758

Total	$35,896	$4,337	$65,617	$31,197

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales (1)
United States	$416,577	$296,458	$1,193,410	$766,865
Canada	17,472	14,044	45,347	29,988
Other international (2)	120,577	94,872	313,492	250,967

Total	$554,626	$405,374	$1,552,249	$1,047,820

	September 30, 2010	December 31, 2009
Long-lived assets
United States	$252,382	$160,444
Canada	1,390	866
Other international (2)	14,870	10,357

Total	$268,642	$171,667

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from Switzerland in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil and Chile.

(12)	BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $178.7 million and $148.3 million before allowances for bad debts, sales returns and chargebacks at September 30, 2010 and December 31, 2009, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $126.1 million and $86.0 million before allowance for bad debts, sales returns and chargebacks at September 30, 2010 and December 31, 2009, respectively. The Company’s credit losses due to write-offs for the three months ended September 30, 2010 and 2009 were $2.2 million and $2.6 million, respectively. The Company’s credit losses due to write-offs for the nine months ended September 30, 2010 and 2009 were $3.8 million and $1.7 million, respectively.
     Net sales to customers in the U.S. exceeded 70% of total net sales for the three and nine months ended September 30, 2010 and 2009. Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $252.5 million and $205.9 million at September 30, 2010 and December 31, 2009, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 26.0% and 24.7% of total net sales for the three months ended September 30, 2010 and 2009, respectively. The Company’s net sales to its five largest customers accounted for approximately 27.2% and 25.0% of total net sales for the nine months ended September 30, 2010 and 2009, respectively. No customer accounted for more than 10% of our net sales during the three months ended September 30, 2010 and 2009. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2010 and 2009, respectively. No customer accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2010. One customer accounted for 11.3% of our outstanding accounts receivable at December 31, 2009. No customer accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2009.
     The Company’s top five manufacturers produced the following for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Manufacturer #1	36.3%	30.1%	35.4%	27.8%
Manufacturer #2	12.2%	14.7%	12.8%	12.5%
Manufacturer #3	9.5%	11.6%	9.4%	11.4%
Manufacturer #4	8.6%	11.1%	9.0%	10.6%
Manufacturer #5	6.0%	4.7%	4.7%	6.0%

	72.6%	72.2%	71.3%	68.3%

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
(13) RELATED PARTY TRANSACTIONS
     On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the three months and nine months ended September 30, 2010, the Company contributed $250,000 to the Foundation to use for various charitable causes.

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
FINANCIAL OVERVIEW
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross profit. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended September 30, 2010 was $36.4 million, or $0.74 per diluted share.

     Revenue as a percentage of net sales was as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009
Percentage of revenues by segment
Domestic wholesale	56.3%	50.1%	58.2%	52.0%
International wholesale	22.5%	24.7%	21.0%	24.9%
Retail	20.2%	23.5%	19.4%	21.7%
E-commerce	1.0%	1.7%	1.4%	1.4%

Total	100%	100%	100%	100%

     As of September 30, 2010, we owned 235 domestic retail stores and 40 international retail stores, and we have established our presence in most of what we believe to be the major domestic retail markets. During the first nine months of 2010, we opened eleven domestic concept stores, five domestic outlet stores, one domestic warehouse store, three international concept stores, and ten international outlet stores and we closed one domestic outlet store. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.
     During the remainder of 2010 and in 2011, we intend to focus on: (i) enhancing the efficiency of our operations by managing our inventory and reducing expenses (ii) growing our international business to 25% to 30% of our total sales, (iii) expanding our retail distribution channel by opening another nine to eleven stores, including three international company-owned stores, (iv) increasing the product count of all customers by delivering trend-right styles at reasonable prices, and (v) developing our domestic infrastructure to support ongoing growth.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2010		2009		2010		2009
Net sales	$554,626	100.0%	$405,374	100.0%	$1,552,249	100.0%	$1,047,820	100.0%
Cost of sales	301,975	54.4	221,648	54.7	824,535	53.1	616,062	58.8

Gross profit	252,651	45.6	183,726	45.3	727,714	46.9	431,758	41.2
Royalty income	1,888	0.3	418	0.1	3,148	0.2	1,022	0.1

	254,539	45.9	184,144	45.4	730,862	47.1	432,780	41.3

Operating expenses:
Selling	59,516	10.7	41,245	10.2	146,262	9.4	97,568	9.3
General and administrative	139,455	25.1	110,454	27.2	389,241	25.1	304,340	29.1

	198,971	35.8	151,699	37.4	535,503	34.5	401,908	38.4

Earnings from operations	55,568	10.1	32,445	8.0	195,359	12.6	30,872	2.9
Interest income	487	0.1	322	0.1	2,350	0.2	1,612	0.2
Interest expense	(3)	0	(987)	(0.2)	(835)	(0.1)	(1,944)	(0.2)
Other, net	(3,143)	(0.7)	2,176	0.5	(1,323)	(0.1)	2,203	0.2

Earnings before income taxes	52,909	9.5	33,956	8.4	195,551	12.6	32,743	3.1
Income tax expense	16,330	2.9	10,175	2.5	62,532	4.0	8,236	0.8

Net earnings	36,579	6.6	23,781	5.9	133,019	8.6	24,507	2.3
Less: Net earnings (loss) attributable to noncontrolling interests	201	0	(679)	(0.1)	108	0	(2,246)	(0.3)

Net earnings attributable to Skechers U.S.A., Inc.	$36,378	6.6%	$24,460	6.0%	$132,911	8.6%	$26,753	2.6%

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009
Net sales
     Net sales for the three months ended September 30, 2010 were $554.6 million, an increase of $149.2 million or 36.8%, as compared to net sales of $405.4 million for the three months ended September 30, 2009. The increase in net sales was broad-based.
     Our domestic wholesale net sales increased $109.3 million, or 53.9%, to $312.3 million for the three months ended September 30, 2010, from $203.0 million for the three months ended September 30, 2009. The largest increases in our domestic wholesale segment came in our Women’s and Men’s divisions. The average selling price per pair within the domestic wholesale segment was $25.87 per pair for the three months ended September 30, 2010 compared to $21.71 per pair for the same period last year, primarily due to acceptance of new designs and styles for our in-demand products and reduced close-outs. The increase in the domestic wholesale segment’s net sales came on a 29.2% unit sales volume increase to 12.1 million pairs from 9.3 million pairs for the same period in 2009.
     Our international wholesale segment net sales increased $24.5 million, or 24.5%, to $124.6 million for the three months ended September 30, 2010, compared to $100.1 million for the three months ended September 30, 2009. Our international wholesale sales consist of direct subsidiary sales —sales we make to department stores and specialty retailers — and sales to our distributors who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $19.5 million, or 26.3%, to $93.6 million for the three months ended September 30, 2010 compared to net sales of $74.1 million for the three months ended September 30, 2009. The largest sales increases during the quarter came from our subsidiaries in Germany, Canada, and Switzerland. Our distributor sales increased $5.0 million, or 19.3%, to $31.0 million for the three months ended September 30, 2010, compared to sales of $26.0 million for the three months ended September 30, 2009. This was primarily due to increased sales to our distributors in Korea and Serbia.
     Our retail segment sales increased $16.5 million to $111.8 million for the three months ended September 30, 2010, a 17.4% increase over sales of $95.3 million for the three months ended September 30, 2009. The increase in retail sales was due to positive comparable store sales (i.e. those open at least one year) and a net increase of 31 stores. For the three months ended September 30, 2010, we realized positive comparable store sales of 6.2% in our domestic retail stores and 4.2% in our international retail stores. During the three months ended September 30, 2010, we opened five new domestic concept stores, one domestic outlet store, one domestic warehouse store, three international concept stores, and three international outlet stores. Our domestic retail sales increased 13.8% for the three months ended September 30, 2010 compared to the same period in 2009 due to positive comparable store sales and a net increase of 17 domestic stores. Our international retail sales increased 52.3% for the three months ended September 30, 2010 compared to the same period in 2009 attributable to positive comparable store sales and a net increase of 14 international stores.
     Our e-commerce sales decreased $1.2 million, or 17.0%, to $5.9 million for the three months ended September 30, 2010 from $7.1 million for the three months ended September 30, 2009. Our e-commerce sales made up approximately 1% of our consolidated net sales for the three-month period ended September 30, 2010 and approximately 2% of our consolidated net sales for the three-month period ended September 30, 2009.
Gross profit
     Gross profit for the three months ended September 30, 2010 increased $68.9 million to $252.6 million as compared to $183.7 million for the three months ended September 30, 2009. Gross profit as a percentage of net sales, or gross margin, increased to 45.6% for the three months ended September 30, 2010 from 45.3% for the same period in the prior year. Our domestic wholesale segment gross profit increased $47.2 million, or 57.3%, to $129.5 million for the three months ended September 30, 2010 compared to $82.3 million for the three months ended September 30, 2009. Domestic wholesale margins increased to 41.5% in the three months ended September 30,

2010 from 40.6% for the same period in the prior year. The increase in domestic wholesale margins was due to increased average selling prices, less closeouts and more in-demand inventory.
     Gross profit for our international wholesale segment increased $12.8 million, or 32.6%, to $52.1 million for the three months ended September 30, 2010 compared to $39.3 million for the three months ended September 30, 2009. Gross margins were 41.8% for the three months ended September 30, 2010 compared to 39.2% for the three months ended September 30, 2009. The increase in gross margins for our international wholesale segment was due to less closeouts and more in-demand inventory. International wholesale sales through our foreign subsidiaries historically have achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 46.8% for the three months ended September 30, 2010 as compared to 43.0% for the three months ended September 30, 2009. Gross margins for our distributor sales were 26.7% for the three months ended September 30, 2010 as compared to 28.5% for the three months ended September 30, 2009.
     Gross profit for our retail segment increased $9.6 million, or 16.4%, to $68.0 million for the three months ended September 30, 2010 as compared to $58.4 million for the three months ended September 30, 2009. Gross margins for all stores were 60.9% for the three months ended September 30, 2010 as compared to 61.4% for the three months ended September 30, 2009. Gross margins for our domestic stores were 60.8% for the three months ended September 30, 2010 as compared to 61.3% for the three months ended September 30, 2009. Gross margins for our international stores were 61.5% for the three months ended September 30, 2010 as compared to 62.4% for the three months ended September 30, 2009. The decrease in domestic retail margins was due to increased sales volumes in our warehouse and outlet stores.
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
Selling expenses
     Selling expenses increased by $18.3 million, or 44.3%, to $59.5 million for the three months ended September 30, 2010 from $41.2 million for the three months ended September 30, 2009. As a percentage of net sales, selling expenses were 10.7% and 10.2% for the three months ended September 30, 2010 and 2009, respectively. The increase in selling expenses was primarily due to advertising expenses that increased by $17.4 million for the three months ended September 30, 2010.
     Selling expenses consist primarily of sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $29.0 million, or 26.3%, to $139.5 million for the three months ended September 30, 2010 from $110.5 million for the three months ended September 30, 2009. As a percentage of sales, general and administrative expenses were 25.1% and 27.2% for the three months ended September 30, 2010 and 2009, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $12.6 million that included $3.5 million in stock compensation costs, increased temporary help costs of $2.8 million, and higher rent expense of $2.3 million due to an additional 31 stores from prior year. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $30.9 million and $28.9 million for the three months ended September 30, 2010 and 2009, respectively. The $2.0 million increase was primarily due to significantly higher sales volumes.

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
Interest income
     Interest income for the three months ended September 30, 2010 increased $0.2 million to $0.5 million compared to $0.3 million for the same period in 2009. The increase in interest income was primarily due to interest received on refunds of customs and duties payments for the three months ended September 30, 2010.
Interest expense
     Interest expense decreased $1.0 million for the three months ended September 30, 2010 compared to the interest expense for the same period in 2009. The decrease was due to reduced interest paid to our foreign manufacturers and capitalized interest costs. Interest expense was incurred on our mortgages for our domestic distribution center and our corporate office located in Manhattan Beach, California, and on amounts owed to our foreign manufacturers.
Income taxes
     The Company’s effective tax rate was 30.9% and 30.0% for the three months ended September 30, 2010 and 2009, respectively. Income tax expense for the three months ended September 30, 2010 was $16.3 million compared to $10.2 million for the same period in 2009. The tax provision for the three months ended September 30, 2010 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. We expect our effective annual tax rate in 2010 to be approximately 32.0 percent.
     The rate for the three months ended September 30, 2010 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Noncontrolling interest in net income and loss of consolidated subsidiaries
     Noncontrolling interest for the three months ended September 30, 2010 increased $0.9 million to income of $0.2 million as compared to a loss of $0.7 million for the same period in 2009. Noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners.
NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009
Net sales
     Net sales for the nine months ended September 30, 2010 were $1.552 billion, an increase of $504.4 million or 48.1%, as compared to net sales of $1.048 billion for the nine months ended September 30, 2009. The increase in net sales was broad-based in all our segments.
     Our domestic wholesale net sales increased $359.7 million, or 66.1%, to $904.1 million for the nine months ended September 30, 2010, from $544.4 million for the nine months ended September 30, 2009. The largest increases in our domestic wholesale segment came in our Women’s and Men’s divisions. The average selling price per pair within the domestic wholesale segment was $24.81 per pair for the nine months ended September 30, 2010 compared to $19.17 per pair for the same period last year, primarily due to acceptance of new designs and styles for our in-demand products and reduced close-outs. The increase in the domestic wholesale segment’s net sales came on a 28.3% unit sales volume increase to 36.4 million pairs from 28.4 million pairs for the same period in 2009.
     Our international wholesale segment net sales increased $64.6 million, or 24.7%, to $325.7 million for the nine months ended September 30, 2010, compared to $261.1 million for the nine months ended September 30, 2009. Direct subsidiary sales increased $65.8 million, or 36.0%, to $248.9 million for the nine months ended September 30, 2010 compared to net sales of $183.1 million for the nine months ended September 30, 2009. The largest sales increases during the nine months ended September 30, 2010 came from our subsidiaries in Canada and Germany as well as the acquisition of our distributor in Chile on June 1, 2009. Our distributor sales decreased $1.3 million, or 1.6%, to $76.8 million for the nine months ended September 30, 2010, compared to sales of $78.1 million for the nine months ended September 30, 2009. This was primarily due to decreased sales to our distributors in Japan and Panama partially offset by increased sales to our distributors in Russia and Korea.
     Our retail segment sales increased $73.9 million to $301.4 million for the nine months ended September 30, 2010, a 32.5% increase over sales of $227.5 million for the nine months ended September 30, 2009. The increase in retail sales was due to positive comparable store sales and a net increase of 31 stores. For the nine months ended September 30, 2010, we realized positive comparable store sales of 20.9% in our domestic retail stores and 10.8% in our international retail stores. During the nine months ended September 30, 2010, we opened eleven new domestic concept stores, five domestic outlet stores, one domestic warehouse store, three international concept stores, ten international outlet stores, and closed one domestic outlet store. Our domestic retail sales increased 29.2% for the nine months ended September 30, 2010 compared to the same period in 2009 due to positive comparable store sales and a net increase of 17 domestic stores. Our international retail sales increased 67.0% for the nine months ended September 30, 2010 compared to the same period in 2009 attributable to positive comparable store sales and a net increase of 14 international stores.
     Our e-commerce sales increased $6.2 million, or 42.2%, to $21.0 million for the nine months ended September 30, 2010 from $14.8 million for the nine months ended September 30, 2009. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the nine-month periods ended September 30, 2010 and 2009.
Gross profit
     Gross profit for the nine months ended September 30, 2010 increased $295.9 million to $727.7 million as compared to $431.8 million for the nine months ended September 30, 2009. Gross profit as a percentage of net sales, or gross margin, increased to 46.9% for the nine months ended September 30, 2010 from 41.2% for the same period in the prior year. Our domestic wholesale segment gross profit increased $192.8 million, or 99.0%, to $387.5 million for the nine months ended September 30, 2010 compared to $194.7 million for the nine months ended September 30, 2009. Domestic wholesale margins increased to 42.9% in the nine months ended September 30, 2010 from 35.8% for the same period in the prior year. The increase in domestic wholesale margins was due to increased average selling prices, less closeouts and more in-demand inventory.
     Gross profit for our international wholesale segment increased $45.0 million, or 48.3%, to $138.1 million for the nine months ended September 30, 2010 compared to $93.1 million for the nine months ended September 30, 2009. Gross margins were 42.4% for the nine months ended September 30, 2010 compared to 35.7% for the nine months ended September 30, 2009. The increase in gross margins for our international wholesale segment was due to less closeouts and more in-demand inventory. Gross margins for our direct subsidiary sales were 46.8% for the nine months ended September 30, 2010 as compared to 39.1% for the nine months ended September 30, 2009. Gross margins for our distributor sales were 28.2% for the nine months ended September 30, 2010 as compared to 27.6% for the nine months ended September 30, 2009.

     Gross profit for our retail segment increased $55.1 million, or 40.4%, to $191.2 million for the nine months ended September 30, 2010 as compared to $136.1 million for the nine months ended September 30, 2009. Gross margins for all stores were 63.4% for the nine months ended September 30, 2010 as compared to 59.8% for the nine months ended September 30, 2009. Gross margins for our domestic stores were 63.5% for the nine months ended September 30, 2010 as compared to 59.9% for the nine months ended September 30, 2009. Gross margins for our international stores were 63.0% for the nine months ended September 30, 2010 as compared to 58.6% for the nine months ended September 30, 2009. The increase in domestic and international retail margins was due to less closeouts and more in-demand inventory.
Selling expenses
     Selling expenses increased by $48.7 million, or 49.9%, to $146.3 million for the nine months ended September 30, 2010 from $97.6 million for the nine months ended September 30, 2009. As a percentage of net sales, selling expenses were 9.4% and 9.3% for the nine months ended September 30, 2010 and 2009, respectively. The increase in selling expenses was primarily due to advertising expenses that increased by $43.0 million for the nine months ended September 30, 2010.
General and administrative expenses
     General and administrative expenses increased by $84.9 million, or 27.9%, to $389.2 million for the nine months ended September 30, 2010 from $304.3 million for the nine months ended September 30, 2009. As a percentage of sales, general and administrative expenses were 25.1% and 29.1% for the nine months ended September 30, 2010 and 2009, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $39.4 million that included $10.1 million in stock compensation costs, higher professional fees of $6.1 million, higher rent expense of $5.9 million due to an additional 31 stores from prior year, increased warehouse and distribution costs of $5.4 million, increased office supplies of $4.0 million, and increased outside services of $3.9 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $89.6 million and $83.0 million for the nine months ended September 30, 2010 and 2009, respectively. The $6.6 million increase was primarily due to significantly higher sales volumes.
Interest income
     Interest income for the nine months ended September 30, 2010 increased $0.8 million to $2.4 million compared to $1.6 million for the same period in 2009. The increase in interest income was primarily due to interest received on refunds of customs and duties payments for the nine months ended September 30, 2010.
Interest expense
     Interest expense was $0.8 million for the nine months ended September 30, 2010 compared to $1.9 million for the same period in 2009. The decrease was due to reduced interest paid to our foreign manufacturers and capitalized interest costs.
Income taxes
     The Company’s effective tax rate was 32.0% and 25.2% for the nine months ended September 30, 2010 and 2009, respectively. Income tax expense for the nine months ended September 30, 2010 was $62.5 million compared to $8.2 million for the same period in 2009. The income tax expense for the nine months ended September 30, 2009 includes a $1.9 million discrete benefit adjusting the amount of tax benefit recognized in 2008 relating to the APA with the IRS. The tax provision for the nine months ended September 30, 2010 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. We expect our effective annual tax rate in 2010 to be approximately 32.0 percent.

     The rate for the nine months ended September 30, 2010 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Noncontrolling interest in net income and loss of consolidated subsidiaries
     Noncontrolling interest for the nine months ended September 30, 2010 increased $2.3 million to income of $0.1 million as compared to a loss of $2.2 million for the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at September 30, 2010 was $650.2 million, an increase of $91.7 million from working capital of $558.5 million at December 31, 2009. Our cash and cash equivalents at September 30, 2010 were $248.8 million compared to $265.7 million at December 31, 2009. The decrease in cash and cash equivalents of $16.9 million was the result of increased inventory of $101.9 million due to customer order cancellations, capital expenditures of $65.6 million, increased receivables of $63.4 million, which was partially offset by our net earnings of $132.9 million, increased payables of $32.3 million, and the maturity of $30.0 million in short-term investments.
     For the nine months ended September 30, 2010, net cash used in operating activities was $0.7 million compared to net cash provided of $90.3 million for the nine months ended September 30, 2009. The decrease in our operating cash flows for the nine months ended September 30, 2010, when compared to the nine months ended September 30, 2009 was primarily the result of increased inventory levels due to customer order cancellations partially offset by higher net earnings.
     Net cash used in investing activities was $35.7 million for the nine months ended September 30, 2010 as compared to net cash provided of $34.4 million for the nine months ended September 30, 2009. The decrease in cash provided by investing activities in the nine months ended September 30, 2010 as compared to the same period in the prior year was primarily the result of the redemption of auction rate securities that were classified as long-term investments in the prior year. Capital expenditures for the nine months ended September 30, 2010 were approximately $65.6 million, which $38.1 million consisted of development costs for our new distribution center, a corporate real property purchase and $16.7 million for new store openings and remodels. This compared to capital expenditures of $31.2 million for the nine months ended September 30, 2009, which primarily consisted of warehouse equipment upgrades and new store openings and remodels. Excluding the costs of our new distribution center and distribution equipment, we expect our ongoing capital expenditures for the remainder of 2010 to be approximately $13 million to $17 million, which includes opening an additional nine to eleven retail stores and store remodels. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be approximately $85.0 million, of which $39.3 million was incurred as of September 30, 2010. We expect to spend the remaining balances in 2011. Our operating cash flows, current cash, and available lines of credit should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.
     Net cash provided by financing activities was $19.6 million during the nine months ended September 30, 2010 compared to $5.6 million during the nine months ended September 30, 2009. The increase in cash provided by financing activities was primarily due to higher proceeds from the issuance of Class A common stock upon the exercise of stock options during the nine months ended September 30, 2010 as compared to the same period in the prior year.
     On January 30, 2010, we entered into a joint venture agreement with HF Logistics I, LLC through Skechers R.B., LLC, a wholly-owned subsidiary, regarding the ownership and management of HF Logistics-SKX, LLC, a Delaware limited liability company (the “JV”). The purpose of the JV is to acquire and to develop real property consisting of approximately 110 acres situated in Rancho Belago, California, and to construct approximately 1.8 million square feet of buildings and other improvements to lease to us as a distribution facility. The term of the JV is fifty years. The parties are equal fifty percent partners. In April 2010, we made an initial cash capital contribution of $30 million and HF made an initial capital contribution of land to the JV. Additional capital contributions, if necessary, would be made on an equal basis by Skechers R.B., LLC and HF. During the second quarter, the JV obtained $55 million in construction financing and broke ground on the facility, which we expect to occupy when completed in 2011. We have completed our assessment of the joint venture and have determined it to be a VIE and that Skechers is the primary beneficiary, and therefore consolidate the operations of the joint venture into our financial statements.
     We have outstanding debt of $31.6 million, of which $15.6 million relates to notes payable for one of our distribution center warehouses and one of our administrative offices, which notes are secured by the respective properties, and $16.0 million relates to a note for development costs paid by HF for our new distribution center.
     On June 30, 2009, we entered into a $250 million secured credit agreement with a group of eight banks that replaced the existing $150 million credit agreement. The new credit facility matures in June 2013. The credit agreement permits us and certain of our subsidiaries to borrow up to $250 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (2.75% to 3.25% for Base Rate loans and 3.75% to 4.25% for LIBOR loans). We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The credit agreement further provides for a limit on the issuance of letters of credit to a maximum of $50 million. The credit agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50 million. In addition, the credit agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries were in compliance with all of the covenants of the credit agreement at September 30, 2010. We and our subsidiaries had $2.8 million of outstanding letters of credit and short-term borrowings of $2.3 million as of September 30, 2010. We paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four year life of the facility.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, cash on hand and financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through September 30, 2011. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We cannot be assured that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies please refer to our annual report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2010. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2010.
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

EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Because we operate in several foreign countries and have recently experienced both favorable and unfavorable currency translations we cannot predict whether currency translations will be favorable or unfavorable to us in the future. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2009 and the first nine months of 2010, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
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
     Interest rate fluctuations. The interest rate charged on our secured line of credit fluctuates and changes in interest rates will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at September 30, 2010. We had $2.3 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia and Thailand. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of less than $0.1 million and gain of $4.9 million for the nine months ended September 30, 2010 and 2009, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in the exchange rates used to calculate foreign currency translations at September 30, 2010 would have reduced the values of our net investments by approximately $5.1 million.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the nine months ended September 30, 2010 and September 30, 2009, our net sales to our five largest customers accounted for approximately 27.2% and 25.0% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2010 or 2009. No customers accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2010 or September 30, 2009. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2010 and September 30, 2009, the top five manufacturers of our manufactured products produced approximately 71.3% and 68.3% of our total purchases, respectively. One manufacturer accounted for 35.4% and 27.8% of total purchases during the nine months ended September 30, 2010 and 2009, respectively. A second manufacturer accounted for 12.8% and 12.5% of our total purchases during the nine months ended September 30, 2010 and 2009, respectively. Two other manufacturers accounted for 11.4% and 10.6% of our total purchases during the nine months ended September 30, 2009. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of September 30, 2010, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 56.4% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares. The remainder of our outstanding Class B common shares is held in two irrevocable trusts for the benefit of Mr. Greenberg and his immediate family members, and voting control of such shares resides with an independent trustee. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2010, Mr. Greenberg beneficially owned approximately 42.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 54.7% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr.

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
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	General Conditions of the Contract for Construction regarding 29800 Eucalyptus Avenue, Rancho Belago, California.

10.2+	Construction Loan Agreement dated as of April 30, 2010, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank FSB, as a lender.

10.3+	Amended and Restated Limited Liability Company Agreement dated April 12, 2010 between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company.

10.4	Second Amendment to Lease Agreement, dated April 12, 2010, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Moreno Valley, California.

10.5	Assignment of Lease Agreement, dated April 12, 2010, between HF Logistics I, LLC and HF Logistics-SKX T1, LLC, regarding distribution facility in Moreno Valley, California.

10.6	Third Amendment to Lease Agreement, dated August 18, 2010, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Moreno Valley, California.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2010	SKECHERS U.S.A., INC.
	By:	/s/ DAVID WEINBERG
David Weinberg
Chief Financial Officer