Form 10-Q/A
period 2010-03-31
SKECHERS USA INC
filed 2010-11-16
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF APRIL 30, 2010: 35,768,770.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 30, 2010: 11,632,235.

EXPLANATORY NOTE
This Amendment No. 1 to Quarterly Report on Form 10-Q (the “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 that was originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 10, 2010 (the “Original Form 10-Q”).
This Amendment is being filed solely in response to comments received from the Commission in connection with a request for confidential treatment of certain information in Exhibits 10.1 and 10.2 to the Original Form 10-Q. Item 6 of Part II of the Original Form 10-Q is hereby amended to include a revised list of exhibits. Exhibit 10.1 is being re-filed herewith to store certain information that was previously redacted, and Exhibit 10.2 is being re-filed herewith to restore all information that was previously redacted.
Except as described above, no other changes have been made to the Original Form 10-Q by this Amendment. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q, and does not modify or update in any way disclosures made in the Original Form 10-Q.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q/A
TABLE OF CONTENTS

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS	4

	SIGNATURES	5

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1**	Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

10.2	Amendment Number One to Credit Agreement dated November 5, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

10.3†	Amendment Number Two to Credit Agreement dated March 4, 2010, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

10.4†	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.5†	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.6†	Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Moreno Valley, California.

10.7†**	Limited Liability Company Agreement dated January 30, 2010, between a subsidiary of the Registrant and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed.

**	The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

4

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused amendment number one to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	SKECHERS U.S.A., INC.
	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer

5