Form 10-K
period 2010-12-31
SKECHERS USA INC
filed 2011-03-01
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $1.322 billion based upon the closing price of $36.52 of the Class A Common Stock on the New York Stock Exchange on such date.
The number of shares of Class A Common Stock outstanding as of February 15, 2011: 36,904,543.
The number of shares of Class B Common Stock outstanding as of February 15, 2011: 11,310,610.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2011 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

i

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
     This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2011 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:
•	international, national and local general economic, political and market conditions including the ongoing global economic slowdown and market instability;

•	entry into the highly competitive performance footwear market;

•	sustaining, managing and forecasting our costs and proper inventory levels;

•	losing any significant customers, decreased demand by industry retailers and cancellation of order commitments due to the lack of popularity of particular designs and/or categories of our products;

•	maintaining our brand image and intense competition among sellers of footwear for consumers;

•	anticipating, identifying, interpreting or forecasting changes in fashion trends, consumer demand for the products and the various market factors described above; and

•	sales levels during the spring, back-to-school and holiday selling seasons.
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
     We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Throughout this annual report, we refer to Skechers U.S.A., Inc., a Delaware corporation, and its consolidated subsidiaries as “we,” “us,” “our,” “our company” and “Skechers” unless otherwise indicated. Our Internet website address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing such filings on our website or at the SEC’s website at www.sec.gov.
GENERAL
     We design and market Skechers-branded lifestyle and athletic footwear for men, women and children under several unique lines. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer several uniquely branded fashion and street-focused footwear lines for men, women and children. These lines are branded and marketed separately from Skechers and appeal to specific audiences. Our brands are sold through department and specialty stores, athletic and independent retailers, and boutiques as well as catalog and Internet retailers. Along with wholesale distribution, our footwear is available at our e-commerce websites and our own retail stores. As of February 15th, 2011 we operated 105 concept stores, 99 factory outlet stores and 40 warehouse outlet stores in the United States, and 28 concept stores and 16 factory outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.
     We seek to offer consumers a vast array of fashionable footwear that satisfies their active, casual, dress casual and athletic; footwear needs. Our core consumers are style-conscious men and women attracted to our youthful brand image and fashion-forward designs. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic.
     We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted our brands through comprehensive marketing campaigns for men, women and children. During 2010, our Skechers brand was supported by print, television and outdoor campaigns for men and women; animated kids’ television campaigns featuring our own action heroes and characters; and print, television and outdoor campaigns featuring our Shape-ups endorsees. These endorsees included celebrities and reality stars Kim Kardashian and Kris Jenner, Hall of Fame quarterback Joe Montana, television personality Brooke Burke, fitness expert Denise Austin, and Hall of Fame basketball player Karl Malone. Our Marc Ecko and Zoo York footwear lines are also supported by advertising campaigns developed by Marc Ecko.
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
SKECHERS LINES
     Skechers offers multiple branded product lines for men, women and children as well as other products sold under established names not associated with Skechers. Within these various product lines, we also have numerous categories, some of which have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support. Management evaluates segment performance based primarily on net sales and gross margins; however, sales and costs are not allocated to specific product lines.

     Skechers USA. Our Skechers USA category for men and women includes: (i) Casuals, (ii) Dress Casuals, (iii) Relaxed Fit (for men only), (iv) Sandals, (v) Casual Fusion and (vi) Benefitting Others By Shoes (“BOBS”). This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.
•	The Casuals line for men and women is defined by lugged outsoles and utilizes value-oriented and leather materials in the uppers. For men, the Casuals category includes “black and brown” boots, shoes and sandals that generally have a rugged urban design — some with industrial-inspired fashion features. For women, the Casuals category includes basic “black and brown” oxfords and slip-ons, lug outsole and fashion boots, and casual sandals. We design and price both the men’s and women’s categories to appeal primarily to younger consumers with broad acceptance across age groups.

•	The Dress Casuals category for men is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but may utilize traditional or lugged outsoles as well as value-oriented materials. The Dress Casual line for women is comprised of trend-influenced stylized boots and shoes, which may include leather uppers, shearling or faux fur lining or trim, and water-resistant materials.

•	Skechers Relaxed Fit is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, cushioned insoles and quality leather uppers. A category with unique features, we market and package Skechers Relaxed Fit styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

•	Our Sandals collection for men and women is designed with many of our existing and proven outsoles for our Casuals, Dress Casuals and Casual Fusion lines, stylized with basic or core uppers as well as fresh looks. These styles are generally made with quality leather uppers, but may also be in canvas or fabric.

•	Our Casual Fusion line is comprised of low-profile, sport-influenced Euro casuals targeted to trend-conscious young men and women. The outsoles are primarily rubber and adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh.

•	Our BOBS footwear is an alpagarta-inspired footwear line created to help millions of children worldwide. For every pair of BOBS shoes sold, Skechers donates two pairs of BOBS shoes to boys and girls in need through the Soles4Souls organization, which is an international shoe charity that distributes footwear to children and families around the world. Made with a canvas upper, BOBS’ versatile, classic designs are available at department, specialty shoe stores and online retailers.
     Skechers Sport. Our Skechers Sport footwear for men and women includes: (i) Joggers, Trail Runners, Sport Hikers, Terrainers, (ii) Performance, (iii) Skechers D’Lites (for women only), (iv) Revv Air, and (v) Sport Sandals. Our Skechers Sport category is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Skechers Sport is typically sold through specialty shoe stores, department stores and athletic footwear retailers.
•	Our Jogger, Trail Runner, Sport Hiker and cross trainer-inspired Terrainer designs are lightweight constructions that include cushioned heels, polyurethane midsoles, phylon and other synthetic outsoles, as well as leather or synthetic uppers such as durabuck, cordura and nylon mesh. Careful attention is devoted to the design, pattern and construction of the outsoles, which vary greatly depending on the intended use. This category features earth tones and athletic-inspired hues with contrasting pop colors such as lime green, orange and red in addition to traditional athletic white.

•	The Performance category is comprised of multi-purpose running shoes that are marketed as men’s lifestyle athletic footwear. Some styles include 3M reflective accents, breathable upper construction, quality leathers, abrasion-resistant toe and heel cap, removable moisture wicking molded ethyl vinyl acetate (“EVA”) sock liner, outsole forefoot flex grooves for improved flexibility, non-marking rubber lugs with impact dispersment technology (“IDT”), aggressive all terrain traction lugs, external torsion stabilizer and tuned dual-density molded EVA midsole with pronation control.

•	Skechers D’Lites are ultra lightweight women’s sneakers that feature sturdy, sculpted midsoles for all-day comfort, durable rubber treads for improved traction and a sole design that provides superior flexibility and cushioning. The uppers are designed in leather, suede, nubuck and mesh.

•	Revv Air is an ultra-lightweight sport trainer for women featuring a ventilated upper, air-injected midsole and flex-groove, high-grip outsole for optimum ventilation, flexibility and comfort. Designed as a versatile, trend-right athletic suitable for all-day wear, the line features leather and trubuck uppers and distinct color accents.

•	Our Sport Sandals are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.
     Skechers Active. A natural companion to Skechers Sport, Skechers Active has grown from a casual everyday line into a complete line of fusion and sport fusion sneakers for females of all ages. The Active line now includes low-profile, wedge and sporty styles. The line, with lace-up, Mary Janes, sandals and open back styles, is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures — traditional laces, zig-zag and cross straps, among others. Active sneakers are typically retailed through specialty casual shoe stores and department stores.
     Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes and sneakers, (ii) S-Lights, Hot Lights by Skechers and Luminators by Skechers, (iii) Skechers Cali for Girls, which is trend-inspired boots, shoes, sandals and dress sneakers, (iv) Airators by Skechers, (v) Skechers Super Z-Strap, (vi) Skechers Bungees, (vii) HyDee HyTop from Skechers, (viii) Twinkle Toes by Skechers, (ix) Pretty Tall by Skechers, (x) Sporty Shorty by Skechers, (xi) Shape-ups for Kids (girls only), and (xii) Babiez by Skechers. Skechers Kids and Skechers Cali for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger set the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box. Skechers Kids shoes are available at department stores and specialty and athletic retailers.
•	The Skechers Kids line includes embellishments or adornments such as fresh colors and fabrics from our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles and for infants with soft, leather-sole crib shoes.

•	S-Lights and Hot Lights by Skechers are lighted sneakers and sandals for boys and girls. The S-Lights combine patterns of lights on the outsoles and sides of the shoes while Hot Lights feature lights on the front of the toe to simulate headlights as well as on other areas of the shoes. New to the offering with lights, Luminators by Skechers feature glowing green lights and a marketing campaign with the Luminator character.

•	Skechers Cali for Girls is a line of sneakers, skimmers and sandals for young women designed to typify the California lifestyle. The sneakers are designed primarily with canvas uppers in unique prints, some with patch details, on vulcanized outsoles. The skimmers and flats are designed with many of the same upper materials and outsoles as the sneakers.

•	Airators by Skechers is a line of boys sneakers with a foot-cooling system designed to pump air from the heel through to the toes. The line is marketed with the character Kewl Breeze.

•	Skechers Super Z-Strap is a line of athletic styled sneakers with a unique “z” shaped closure system for easy closure. The line is marketed with the character Z-Strap.

•	Skechers Bungees is a line of girls’ sneakers with bungee closures. The line is marketed with the character Elastika.

•	HyDee HyTop from Skechers is a line of colorful high-top sneakers for young girls. The line is marketed with the character HyDee HyTop.

•	Twinkle Toes by Skechers is a new line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. The line is marketed with the character Twinkle Toes.

•	Pretty Tall by Skechers is a line of girls’ sneakers with a hidden wedge. The line is marketed with the character Pretty Tall.

•	Sporty Shorty by Skechers is a new line of athletic-inspired sneakers for girls who like to wear sport-style footwear off the field. The line is marketed with the character Sporty Shorty.

•	Shape-ups for Kids is a new line of footwear that uses our patented Shape-ups technology in styles and sizes for girls. The footwear is being marketed as a fun way to stay fit, and does not focus on the benefits of Shape-ups.

•	Babiez by Skechers is a line of crib shoes for infants. The uppers and outsoles are designed in leather and are extremely flexible for newborn feet.
     Shape-ups by Skechers. Shape-ups are stylish and comfortable toning footwear for men and women who want to incorporate more fitness into their daily lives. Ideal for walking around town, work or home, Shape-ups feature a unique Resamax™ kinetic wedge and rocker bottom designed to give the sensation and benefits of walking on soft sand. When worn regularly for walking and exercising, we believe that Shape-ups may help tone muscles, improve posture, and reduce joint stress. The Shape-ups lines include: (i) Original for women, (ii) XF for women and XT for men, (iii) SRT for men and women, (iv) AT for men and women, (v) Healthy Living for women, (vi) XW, (vii) S2-Lite for women, (viii) Shape-ups Toners for women, and (ix) Shape-ups for Work for men and women. Shape-ups are available at athletic footwear retailers, department stores and specialty shoe stores.
•	Shape-ups Originals offer the most benefits with a higher kinetic wedge.

•	Shape-ups XF (Extended Fitness) for women and XT (Extended Training) for men feature the same Shape-ups technology in a lower profile for all-day wear.

•	SRT (Shape-ups Radius Trainer) is designed to be worn in the gym or while exercising to maximize the wearer’s workout. The shoe features an Advanced Stabilization Insole and Roll Bridge™ for improved stability and support during high-intensity activities.

•	Shape-ups AT (All-Terrain) features the Shape-ups technology with an Advanced Stabilization Insole and Motion Control Cage™ for enhanced stabilization and protection on rugged surfaces. The line is marketed to those wanting the benefits of Shape-ups while hiking on trails.

•	Healthy Living offers women Shape-ups technology in a dress casual profile ideal for the office and all-day wear — and is crafted with high-quality leather uppers and soft linings and insoles.

•	Like XT and XF, Shape-ups XW (Extended Wear) features a lower profile kinetic wedge outsole, but with casual uppers. The style is marketed as a comfortable alternative to traditional black and brown shoes.

•	S2 Lite offers Shape-ups technology in an ultra-lightweight design, and features a unique support system for improved medial and lateral stability.

•	Shape-ups Toners is inspired by core-strengthening activities like yoga balls, balance disks and foam rolls, and features convex-shaped Resamax™ Kinetic Toning Pods™ that create a bi-axial instability that may activate muscles.

•	Shape-ups for Work is a collection of primarily slip-resistant footwear with Shape-ups patented technology. These shoes are marketed for their comfort as well as relief of joint stress and postural benefits for service and occupational industry professionals.
     Tone-ups by Skechers and Tone-ups Fitness. Targeting 18- to 34-year old fitness and trend conscious women, Tone-ups by Skechers are casual and athletic-inspired sandals that feature a gradual density midsole designed for comfort and support. Tone-ups uppers range from leather to microfiber suede, mitobuck and nylon webbing. The offering is available in department stores and casual shoe retailers.
     New in the Tone-ups collection is Tone-ups Fitness footwear. Primarily targeting the same consumer as Tone-ups, Tone-ups Fitness is a collection of stylish sneakers primarily with a padded bottom featuring Resalyte technology. While the packaging highlights the benefits of this toning footwear, the marketing positions the brand as stylish toning footwear.

     Skechers Resistance Runner. Marketed as an “intelligent” technical shoe for serious runners, The Skechers Resistance Runner (or “SRR”) is designed with Shape-ups’ innovative Resamax™ kinetic wedge technology to absorb more energy and achieve higher levels of fitness in shorter periods, while its intuitive profile helps return athletes’ strides to a more natural state — reducing injuries and enhancing comfort and performance. Designed with patent and man-made leather uppers for men and women, SRR shoes are available at athletic footwear retailers, department stores and specialty shoe stores.
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
     Unltd. by Marc Ecko. Unltd. by Marc Ecko is a line of men’s street-inspired traditional sneakers, fusion sneakers and urban-focused casuals. The men’s and women’s footwear collections are designed in leather, canvas, mesh, as well as other materials. Unltd. by Marc Ecko for boys and Rhino Red for girls sneaker lines primarily consist of takedowns from the adult Marc Ecko footwear lines with additional or different colorways geared toward children. The licensed brands are sold through select department stores and specialty retailers.
     Zoo York. Zoo York footwear is a line of action sports and lifestyle footwear for men, women and boys. The Zoo York footwear follows the color palette and trends of Zoo York apparel and targets skateboarders and those that embrace skate fashion. The licensed brand is available in skate and specialty shops as well as select athletic and department stores.
     Mark Nason. Mark Nason is a sophisticated and fashion forward footwear collection, marketed to style-conscious men and designed to complement designer denim and dress casual wear. Hand-crafted and constructed in Italy, the Mark Nason collection is comprised of classic and modern boots, shoes and sandals with distinctive profiles, signature embellishments and luxurious hand treated and distressed leathers. Also part of Mark Nason, Lounge is a collection of boots and casual loafers that have many similar design elements as the heritage Mark Nason collection, but are constructed in Asia, giving consumers a more price-conscious option.
PRODUCT DESIGN AND DEVELOPMENT
     Our principal goal in product design is to generate new and exciting footwear in all of our product lines with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design most new styles to be fashionable and marketable to the 12- to 24-year old consumer, while substantially all of our lines appeal to the broader range of 5- to 40-year old consumers, with an exclusive selection for infants and toddlers. With the exception of our fitness and toning products which have performance features, we generally do not position our shoes in the marketplace as technical performance shoes.
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
     When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2010, five of our contract manufacturers accounted for approximately 70.6% of total purchases. One manufacturer accounted for 34.7%, and one other accounted for 13.0% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services.
     We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0% and 1.5% for 30- to 60-day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers; however, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.
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
     Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through an approximately 300-person staff working from our offices in China. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, and that compensation will be paid according to local law and that the factory is in compliance with local safety regulations.
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
     The majority of our advertising is conceptualized by our in-house design team. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our lifestyle and image-driven advertising, we generally seek to build and increase brand awareness by linking the Skechers brand and our fashion and street brands to youthful, contemporary lifestyles and attitudes. We have built on this approach by featuring select styles in our lifestyle ads for men and women. Our ads are designed to provide merchandise flexibility and to facilitate the Skechers brand’s direction.
     To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe would reach new markets. Hall of Fame quarterback Joe Montana and Hall of Fame basketball player Karl Malone appeared in “Comeback” Shape-ups print and television campaigns in 2010. Fitness expert Denise Austin appeared in a television campaign and at promotional events through 2010. Television hostess Brooke Burke appeared in print and television campaigns for Shape-ups in 2010. In 2010, we also signed celebrity icons and reality stars Kim Kardashian and Kris Jenner for Shape-ups. The Kardashian and Jenner print and television advertisements will appear through 2011. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.
     In addition to advertising our Skechers branded lines through men’s, women’s and children’s ads, we also support product-driven ads for Mark Nason footwear that capture the brand’s essence. For the Marc Ecko footwear brands, Marc Ecko’s design team has created relevant targeted print and television commercials for men, women and kids.
     With a targeted approach, our print ads appear regularly in popular fashion and lifestyle consumer publications, including GQ, Cosmopolitan, Shape, Lucky, In Style, Seventeen, Maxim, Men’s Fitness, and Women’s Health, as well as in weekly publications such as People, Us Weekly, OK!, Sports Illustrated and InTouch, among others. Our advertisements also appear in international magazines around the world.
     Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2010, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes and our Shape-ups and SRR collections. We have found these to be a cost-effective way to advertise on key national and cable programming during high selling seasons. In 2010, many of our television commercials were translated into multiple languages and aired in Brazil, Canada, the United Kingdom, France, the Benelux Region, Germany, Spain, Italy, Chile, Austria and Switzerland.
     Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, we continued our multi-level outdoor campaign that included kiosks in key malls across the United States and billboards, transportation systems and telephone kiosks in North America and Europe. In addition, we advertised on football perimeter boards in the United Kingdom, Spain and Germany. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression for our brands.
     Trend-Influenced Marketing/Public Relations. Our public relations objectives are to secure product placement in key fashion magazines, place our footwear on the feet of trend-setting celebrities and their children, and gain positive and accurate press about us and our products. Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. Our footwear and our company have been prominently displayed and referenced on news and magazine shows. We have also amassed an array of prominent product placements in magazines including Seventeen, OK!, US Weekly, Health and Nylon. In addition, our brands have been associated with cutting edge events and various celebrities.
     Promotions. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers’ retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. During 2010, we launched a national bus tour for our Skechers Fitness product with stops at popular events such as county fairs, marathons, and specialized conferences that focus on fitness or targeted industries which was designed to build the brand and create excitement. Our products were made available to consumers at many of these events either direct or through key accounts.
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
     Trade Shows. To better showcase our diverse products to footwear buyers in the United States and Europe and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at WSA’s The Shoe Show, FFANY, ASR, MAGIC and Outdoor Retailer in the United States; GDS, MICAM, Bread & Butter, Mess Around and Who’s Next in Europe; and Couromoda and Francal in Brazil. Our dynamic, state-of-the-art trade show exhibits are developed by our in-house architect to showcase our latest product offerings in a lifestyle setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level.
     Internet. We promote and sell our brands through our e-commerce websites www.skechers.com and www.soholab.com. These websites enable fans and customers to shop, browse, find store locations, socially interact, post a shoe review, photo, video, or question and immerse themselves in our brands. These websites are a venue for dialog and feedback from customers about our products which enhances the Skechers and fashion brands experience while driving sales through all our retail channels. In addition, we established a unique website for Mark Nason (www.marknason.com) designed to serve primarily as a marketing tool.
PRODUCT DISTRIBUTION CHANNELS
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale customers in more than 100 countries and territories via our global network of distributors in addition to our subsidiaries in Asia, Europe, Canada and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. Nineteen distributors have opened 143 distributor-owned Skechers retail stores in 30 countries as of December 31, 2010.
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
     International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our subsidiaries and joint ventures in Canada, France, Germany, Spain, Portugal, Italy, Switzerland, Austria, Malaysia, Thailand, Singapore, Hong Kong, China, the Benelux Region, the United Kingdom, Brazil and Chile; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Central America, South America, Africa, the Middle East and Australia, among other regions; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.
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
     Europe
     We currently distribute product in most of Western Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; and Skechers USA Italia S.r.l., with its offices and showroom in Verona, Italy.
     Skechers-owned retail stores in Europe include nine concept stores and thirteen factory outlet stores located in nine countries, including the key locations of Covent Garden and Oxford Street in London, Alstadt District in Düsseldorf and Kalverstraat Street in Amsterdam.
     To accommodate our European subsidiaries’ operations, we operate an approximately 490,000 square foot distribution center in Liege, Belgium. This distribution center is currently used to store and deliver product to our subsidiaries and retail stores throughout Europe.

     Canada
     Merchandising and marketing of our product in Canada is managed by our wholly-owned subsidiary, Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Ontario, California. We have five concept stores; Toronto Eaton Centre, West Edmonton Mall, Chinook Centre, Richmond Centre, and Pacific Centre; and two factory outlet stores in Toronto and Alberta.
     Malaysia, Singapore and Thailand
     We have a 50% interest in a joint venture in Malaysia and Singapore, and a 51% interest in a joint venture in Thailand that generate net sales in those countries. The joint ventures operate three concept stores and six shops-in-shop in Malaysia, eight concept stores and one shop-in-shop in Singapore, and three concept stores and two shops-in-shop in Thailand. These joint ventures are included in our consolidated financial statements.
     China and Hong Kong
     We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that generate net sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. The joint ventures operate 18 direct-owned stores and in excess of 90 shops-in-shop in China and 11 direct-owned stores and 12 shops-in-shop in Hong Kong. The joint ventures are included in our consolidated financial statements.
     Brazil
     Merchandising and marketing of our product in Brazil is managed by our wholly-owned subsidiary, Skechers Do Brasil Calcados LTDA., with its offices located in Sao Paulo, Brazil. Product sold in Brazil is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Ontario, California.
     Chile
     We have established a subsidiary in Chile, Comercializadora Skechers Chile Limitada, to support our 15 retail stores as well as wholesale accounts in that country. Product sold in Chile is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Ontario, California.

•	Distributors
     Where we do not sell direct through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 30 distributors who sell our products to department, athletic and specialty stores in more than 100 countries around the world. As of December 31, 2010, we had agreements with 19 of these distributors regarding 143 distributor-owned Skechers retail stores that are open in 30 countries, including 42 stores that were opened in 2010, while 11 distributor-owned stores were closed during the year. Our distributors own and operate the following retail stores:

REGION	STORE FORMAT	NUMBER OF STORES	LOCATION(1)
Americas	Concept	41	Aruba; Columbia (6); Costa Rica (2); Ecuador (2); Guatemala (3); Mexico (3); Panama (3); Peru (4); Venezuela (17)
	Warehouse	3	Columbia; Mexico (2)

Asia	Concept	43	Japan (3); Korea (26); Indonesia (3); Mongolia; Philippines (7); Taiwan (3)
	Warehouse	8	Japan (4); Korea (4)

Australia	Concept	3	Castle Hill; Chadstone; Sydney
	Warehouse	6	Cairns; Canberra; Jindalee; Melbourne (2); Sydney

Europe	Concept	20	Croatia (2); Estonia; Israel; Lithuania (2); Malta (2); Russia (10); Ukraine (2)

Middle East	Concept	12	Bahrain; Kuwait (2); Saudi Arabia (2); UAE (7)
	Warehouse	1	UAE

Africa	Concept	6	Egypt; Morocco; South Africa (4)

(1)	One store per location except as otherwise noted.
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
     Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. We periodically review all of our stores for impairment. We prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 15, 2011, we owned and operated 105 concept stores, 99 factory outlet stores and 40 warehouse outlet stores in the United States, and 28 concept stores and 16 factory outlet stores internationally. During 2010, we opened 25 domestic stores and 17 international stores, and closed one domestic store. During 2011, we plan to open 30 to 35 new stores, including 3 to 5 international locations.
•	Concept Stores.
     Our concept stores are located at either marquee street locations or in major shopping malls in large metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, Union Square and 34th Street in New York, Powell Street in San Francisco, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, and Las Vegas’ Fashion Show Mall. International locations include Covent Garden and Oxford Street in London, Alstadt District in Dusseldorf, Toronto’s Eaton Centre, Vancouver’s Pacific Centre, and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. In 2010, we opened 15 domestic concept stores and six international concept stores.
     During 2010, we opened our first two Shape-ups concept stores in California at the Santa Monica Place Mall and on Hollywood Boulevard next to Grauman’s Chinese Theatre. Similar to the Skechers stores, the Shape-ups concept stores are designed to showcase the growing collection of Skechers Fitness products with knowledgeable sales associates who can discuss the benefits of the lines. We also view the stores as brand-building marketing vehicles and, as we continue to open Shape-ups concept stores, we will seek locations that either have heavy tourist traffic or are in areas focused on walking or fitness.
     The typical Skechers concept store is approximately 2,500 square feet, although in certain markets we have opened concept stores as large as 7,800 square feet or as small as 1,100 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States, Canada, Europe and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.
•	Factory Outlet Stores.
     Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have 16 international outlet stores — five in England, two each in Canada, Italy and Germany, and one each in Scotland, Austria, the Netherlands, Portugal, and Chile. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points. We opened seven domestic factory outlet stores and 11 international factory outlet stores in 2010.
•	Warehouse Outlet Stores.
     Our free-standing warehouse outlet stores, which are located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores are typically larger than our factory outlet stores and range in size from approximately 5,200 to 15,000 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened three domestic warehouse outlet stores in 2010.
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
     For disclosure of segment information for our four reportable segments — domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales—see note 14 to the financial statements on page 60 of this annual report.
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
     As of January 31, 2011, we had 18 active domestic and international licensing agreements in which we are the licensor. These include agreements for the recently launched Skechers branded leather goods and backpacks. We also have licensed Skechers Kids apparel, Skechers Scrubs for health care professionals and Skechers Eyewear. We have international licensing agreements for the design and distribution of men’s and women’s apparel in Germany, India, Israel, South Africa, and Korea; bags in Panama; and watches in the Philippines.
DISTRIBUTION FACILITIES AND OPERATIONS
     We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either: (i) to our six distribution centers located in or near Ontario, California, which measure in aggregate approximately 2.0 million square-feet, (ii) to our approximately 490,000 square-foot distribution center located in Liege, Belgium or (iii) directly from third-party manufacturers to our other international customers and other international third-party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.
     In January 2010, we entered into a joint venture agreement to build a new 1.8 million square foot distribution facility in Rancho Belago, California, which we expect to occupy when completed in 2011. This single facility will replace the existing six facilities located in or near Ontario, California, of which five are on short-term leases and the sixth we own. We will lease the new distribution center from the joint venture for a base rent of $940,695 per month for 20 years. The joint venture is included in the consolidated financial statements.
BACKLOG
     As of December 31, 2010, our backlog was $588.9 million, compared to $454.7 million as of December 31, 2009. Backlog orders are subject to cancellation by customers, as evidenced by order cancellations that we have experienced over the past few years due to the weakened U.S. economy and the toning market becoming saturated with lower priced products. For a variety of reasons, including changes in the economy, customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period.
INTELLECTUAL PROPERTY RIGHTS
     We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 102 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 27 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.
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
COMPETITION
     Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Clarks, Kenneth Cole Productions Inc., Steven Madden, Ltd., Wolverine World Wide, Inc., and V.F. Corporation. Our athletic lifestyle and performance shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Puma AG, and New Balance Athletic Shoe, Inc. The intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for performance footwear, including the walking fitness category, constitute significant risk factors in our operations. Our children’s shoes compete with footwear offered by companies such as Collective Brands Inc. and Geox. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES
     As of January 31, 2011, we employed 5,440 persons, 2,517 of whom were employed on a full-time basis and 2,923 of whom were employed on a part-time basis. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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
We Face Many New Challenges After Entering The Highly Competitive Performance Footwear Market In 2008.
     Although the design and aesthetics of our products have traditionally been the most important factor in consumer acceptance of our footwear, we more recently began incorporating technical innovations into certain of our product offerings, capitalizing on recent trends in the performance footwear market with the introduction of toning footwear in late 2008 and resistance running footwear in 2010. The performance footwear market is keenly competitive in the United States and worldwide, and new entrants into that market face many challenges. Negative consumer perceptions of our performance features due to our historical reputation as a fashion and lifestyle footwear company, product offerings and technologies from our competitors, and failure to keep up with rapid changes in footwear technology and consumer preferences may constitute significant risk factors in our operations and may negatively impact our business.
Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.
     If any single style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2010 or 2009. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.
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

The Toning Footwear Category Has Come Under Increasingly Intense Public Scrutiny That May Have A Negative Impact On Our Business And Results Of Operations.
     The relatively new toning footwear category, including our own Shape-ups products, has come under intense scrutiny in the past year, including highly publicized negative professional opinions, negative publicity and media attention, and attorneys publicly marketing their services to consumers who were allegedly aggrieved by our marketing or injured by our products. The negative publicity and media attention has ranged from questioning the validity of our advertising and promotional claims to the overall safety of these products. It is difficult to predict what effect this negative publicity will have on sales of toning footwear generally and our Shape-ups products in particular, whether such publicity will continue and, if it does continue, what the overall effect will be on our business and our results of operations. The existing negative publicity and any future negative publicity may present significant risks to our operations and may negatively impact our business and sales.
It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Products In The Fitness Footwear Market.
     The toning footwear market is a relatively new product category dominated by a handful of competitors who design, market and advertise their products to promote benefits associated with wearing the footwear. Advertising and promoting benefits associated with these products routinely comes under regulatory review from regulators including the U.S. Federal Trade Commission, states’ Attorney Generals and government and quasi-government regulators in foreign countries. As noted under “Legal Proceedings” in Part I, Item 3 of this annual report, we have received requests for information relating to our advertising claims for Shape-ups and other toning products. It is difficult to predict the outcome of these inquiries and what, if any, effect, they may have on our advertising, promotional claims, business, or results of operations.
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
Our Business Could Be Harmed If We Fail To Maintain Proper Inventory Levels.
     We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, the global economic slowdown and changes in the marketplace for toning footwear can make it difficult for us and our customers to accurately forecast product demand trends, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.
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
Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Significant Customers Due To Global Economic Conditions.
     The global financial crisis affected the banking system and financial markets and resulted in a tightening in the credit markets, more stringent lending standards and terms, and higher volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key distributors, which could impair our distribution channels, or our significant customers, including our distributors, may experience diminished liquidity or an inability to obtain credit to finance purchases of our product. Our customers may also experience weak demand for our products or other difficulties in their businesses. If conditions in the global financial markets deteriorate in the future, demand may be lower than forecasted and insufficient to achieve our anticipated financial results. Any of these events would likely harm our business, results of operations and financial condition.
We May Have Difficulty Managing Our Costs If Global Economic Conditions Worsen.
     Our future results of operations will depend on our overall ability to manage our costs. These challenges include (i) managing our infrastructure, including the anticipated addition of our new distribution center in Rancho Belago, California, (ii) retaining and hiring, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If global economic conditions worsen and lead to an unexpected decline in our revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations, that could have a material adverse effect on our business, results of operations or financial condition.
We May Be Unable To Successfully Execute Our Growth Strategy Or Maintain Our Growth.
     Although our company has generally exhibited steady growth since we began operations, we have suffered decreases in net sales in the past and our rate of growth has declined at times as well, and we may experience similar decreases in net sales or declines in rate of growth again in the future. Our ability to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and expand our footwear offerings and distribution channels. As our business grows, we may need to improve and enhance our overall financial and managerial controls, reporting systems and procedures to effectively manage our growth. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impact our business, results of operations and financial condition. Furthermore, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are mostly fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.
Our Business And Operating Results Could Be Negatively Impacted If Our New Domestic Distribution Center Is Not Completed As Expected In 2011.
     Our domestic distribution center currently consists of six warehouse facilities located in or near Ontario, California, and we occupy five of these facilities under short-term leases. During January 2010, we entered into an agreement with a real estate developer to form a joint venture to build a new 1.8 million square foot distribution facility in Rancho Belago, California that is intended to replace the six existing warehouse facilities. We plan on moving our domestic distribution operations out of the existing facilities and into the new distribution facility when it is completed in 2011. However, because of the potential for construction delays or changes in construction scope and schedule, we cannot predict with certainty when or if the new distribution facility will be completed. Even if the construction proceeds as scheduled, it is possible that contracted parties may not fulfill their contractual obligations or that unsatisfactory performance could increase the cost associated with the construction. Any delays, cancellations, scope changes or unsatisfactory performance by others could materially increase the construction expenses and other costs of our new distribution facility.
     Additionally, the leases of the five facilities that we currently occupy expire throughout the second half of 2011. If the new distribution facility is not completed as expected in 2011, which would prevent us from moving our domestic distribution operations as planned, we cannot be assured that the landlords of the leased facilities will continue to provide short-term leases that address our needs on terms favorable to us or that, if not available, we will be able to find alternate facilities available for short-term lease on terms that are at least as comparable to us as the terms of the existing leases. These risks could have a material adverse effect on our business and results of operations.
Our Children’s Shoe Business May Be Negatively Impacted By The Consumer Product Safety Improvement Act Of 2008.
     The Consumer Product Safety Commission (the “Commission”) issued new standards, effective February 10, 2009, August 14, 2009 and August 11, 2011, under the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) regarding lead content in consumer products directed at children 12 years of age and under, including children’s shoes. The lead limits on the outer or accessible part of a children’s shoe was decreased to 600 parts per million beginning February 10, 2009, and subsequently reduced on August 14, 2009 to 300 parts per million. The current standard applies retroactively to all products that exist on February 10, 2009 and August 14, 2009, respectively, and it is not limited to new manufacturing. The lead limits are expected to be reduced again on August 11, 2011 to 100 parts per million unless the Commission determines before then that such a limit is not technologically feasible. We have been working to ensure that covered products are appropriately tested, and we are regularly monitoring the evolution and interpretation of the regulation to ensure compliance. There is still uncertainty regarding the meaning of the CPSIA, how it applies to products or product components and the level of detail that each of our retailers will require, and the Commission recently announced an extension to the stay of enforcement of testing and certification requirements until December 31, 2011. Consequently, we are unable to predict whether the total financial impact of these new standards will have a material adverse impact on our business, results of operation or financial condition.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During 2010, 2009 and 2008, our net sales to our five largest customers accounted for approximately 24.9%, 25.1% and 24.1% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2010, 2009 and 2008. No customer accounted for more than 10% of net trade receivables at December 31, 2010. One customer accounted for 11.3% of net trade receivables at December 31, 2009. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
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
     Substantially all of our net sales during the year ended December 31, 2010 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Brazil and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including the military presence in Iraq and terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
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
Currency Exchange Rate Fluctuations In China Could Result In Higher Costs And Decreased Margins.
     Our manufacturers located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the Chinese currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the Chinese government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of China’s main trading partners. Since then, the value of the Yuan has gradually appreciated against the U.S. dollar to 6.59 Yuan per U.S. dollar on December 31, 2010. The valuation of the Yuan may continue to increase incrementally over time should the China central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our footwear in China, resulting in a potentially material adverse effect on our results of operations and financial condition.
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
Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Seasonal Fluctuations In Demand For Footwear, Delivery Date Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.
     Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers generally have no obligation to purchase forecasted amounts, may and have canceled orders, and may change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in our second and third quarters for the back-to-school selling season. Back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our net sales and results of operations for our second or third quarters. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future net sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our operating results.
     Our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net earnings from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A Common Stock.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During 2010 and 2009, the top five manufacturers of our products produced approximately 70.6% and 69.1% of our total purchases, respectively. One manufacturer accounted for 34.7% and 29.7% of total purchases during 2010 and 2009, respectively. One other manufacturer accounted for 13.0% of our total purchases during 2010. Three other manufacturers accounted for over 10.0% of our total purchases during 2009. We do not have long-term contracts with our manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. In particular, manufacturers in China are facing a labor shortage as migrant workers seek better wages and working conditions in farming and other vocations, and if this trend continues, our current manufacturers’ operations could be adversely affected.
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
     Our future success depends upon the continued services of Robert Greenberg, Chairman of the Board and Chief Executive Officer; Michael Greenberg, President and a member of our Board of Directors; and David Weinberg, Executive Vice President, Chief Operating Officer, Chief Financial Officer and a member of our Board of Directors. The loss of the services of any of these individuals or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.
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
     For a discussion of risks related to regulatory inquiries, see the risks discussed on page 17 under “It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Products In The Fitness Footwear Market.”
Our Ability To Compete Could Be Jeopardized If We Are Unable To Protect Our Intellectual Property Rights Or If We Are Sued For Intellectual Property Infringement.
     We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, S in Shield Design®, Performance-S Shifted Design® and Shape-ups® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.
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
Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.
     As of December 31, 2010, a substantial portion of our operations are located in California, including 63 of our retail stores, our headquarters in Manhattan Beach, our current domestic distribution center in Ontario and our future domestic distribution center in Rancho Belago. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.
One Principal Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.
     As of December 31, 2010, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 29.9% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 15.5% of our outstanding Class B common shares. The remainder of our outstanding Class B common shares is held in two irrevocable trusts for the benefit of Mr. Greenberg and his immediate family members, and voting control of such shares resides with the independent trustee. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2010, Mr. Greenberg beneficially owned approximately 22.3% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 34.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, Mr. Greenberg’s significant influence on actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our corporate headquarters and additional administrative offices are located at nine properties in Manhattan Beach, California, which consist of an aggregate of approximately 150,000 square feet. We own and lease portions of our corporate headquarters and administrative offices. The property leases expire in February 2012, with options to extend these leases in some cases, and the current aggregate annual base rent for the leased property is approximately $0.7 million.
     Our U.S. distribution center consists of five leased facilities and one that we own, which are located in or near Ontario, California. The five leased facilities aggregate approximately 1,740,000 square feet, with an annual base rent of approximately $5.1 million. The owned distribution facility is approximately 264,000 square feet. The property leases expire between June 2011 and December 2011, and these leases contain rent escalation provisions. In January 2010, we entered into an agreement with HF Logistics I, LLC (“HF”) to form a joint venture (“JV”) to build a new 1.8 million square foot distribution facility in Rancho Belago, California that we expect to occupy when completed in 2011. This single facility will replace the existing six facilities located in or near Ontario, California, which are short-term leases. We will lease the new distribution center for 20 years from the JV for a base rent of $940,695 per month, or approximately $11.3 million per year. The JV’s objective is to operate the facility for the production of income and profit. The term of the JV is fifty years. The parties are equal fifty percent partners. In April 2010, Skechers, through Skechers RB, LLC, made an initial cash capital contribution of $30 million and HF made an initial capital contribution of land. Additional capital contributions, if necessary, would be made on an equal basis by Skechers RB, LLC and HF.
     Our European distribution center consists of a 490,000 square-foot facility in Liege, Belgium under a 20-year operating lease with base rent of approximately $2.8 million per year. The lease agreement also provides for early termination rights at five-year intervals beginning in April 2014, pending notification as prescribed in the lease, of which the first such right was not exercised.
     All of our domestic retail stores and showrooms are leased with terms expiring between March 2011 and June 2023. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $36.2 million for the year ended December 31, 2010.
     We also lease all of our international administrative offices, retail stores and showrooms located in Brazil, Malaysia, Thailand, Canada, Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, and Chile. The property leases expire at various dates between May 2011 and April 2025. Total base rent for the leased properties aggregated approximately $17.9 million for the year ended December 31, 2010.
ITEM 3. LEGAL PROCEEDINGS
     Our claims and advertising for our toning products including for our Shape-ups are subject to the requirements of, and routinely come under regulatory review from, regulators including the U.S. Federal Trade Commission, states’ Attorney Generals and government and quasi-government regulators in foreign countries. We are currently responding to requests for information regarding our claims and advertising from regulatory and quasi-regulatory agencies in several countries throughout the world and are cooperating with such requests. While we believe that our claims and advertising are supported by tests, medical opinions and other relevant data and we have been successful in defending our claims and advertising in several different countries, in light of these regulatory requests, we frequently review and update our claims and advertising. It is too early to predict the outcome of the ongoing inquiries and whether such an outcome will have a material effect on our advertising, promotional claims, business, results of operations or financial position.
     Asics Corporation and Asics America Corporation v. Skechers U.S.A., Inc. — On May 11, 2010, Asics Corporation and Asics America Corporation (collectively, “Asics”) filed an action against our company in the United States District Court for the Central District of California, SACV 10-00636 CJC/MLG, alleging trademark infringement, unfair competition, and trademark dilution under both federal and California law and false advertising under California law arising out of our alleged use of stripe designs similar Asics trademarks. The complaint seeks, among other things, permanent and preliminary injunctive relief, compensatory damages, profits, treble and punitive damages, and attorneys fees. The matter is in the early discovery phase. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
     Tamara Grabowski v. Skechers U.S.A., Inc. — On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (WVG), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On December 23, 2010, we moved to stay the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. The matter is still in the early stages. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
     Sonia Stalker v. Skechers U.S.A., Inc. — On July 2, 2010, Sonia Stalker filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint, as subsequently amended, seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, we removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 SJO (JEM). On August 23, 2010, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On August 27, 2010, plaintiff moved to certify the class, which motion we have opposed. On January 21, 2011, the Court stayed the action for the separate reasons that Tamara Grabowski v. Skechers U.S.A., Inc was filed first and takes priority under the first-to-file doctrine and that the outcomes in pending appeals in two unrelated actions will significantly affect the outcome of plaintiff’s motion for class certification and the resolution of this action. The matter is still in its early stages. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
     Venus Morga v. Skechers U.S.A., Inc. — On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (WVG), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On December 23, 2010, we moved to stay the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. The matter is still in the early stages. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
     Tamia Richmond v. Skechers U.S.A., Inc. and HKM Productions, Inc. — On August 31, 2010, Tamia Richmond filed a lawsuit against our company and HKM Productions in California Superior Court, County of Los Angeles, Case No. BC444730. The complaint alleges that we fraudulently induced Ms. Richmond into allowing her image and likeness to be recorded, we misappropriated her image and likeness without her authorization, we are using Ms. Richmond’s image and likeness in certain unauthorized forms of media, and a personal release signed by Ms. Richmond should be limited to the use of her image and likeness in a DVD insert only. The complaint seeks, among other things, actual damages, statutory damages, punitive damages, disgorgement of certain profits, injunctive relief, and attorneys’ fees and costs. The matter is still in the early stages. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.
     Patty Tomlinson v. Skechers U.S.A., Inc. — On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, and it is now pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. The matter is still in the early stages. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
     We have no reason to believe that any liability with respect to pending legal actions or regulatory requests, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements or results of operations. We occasionally become involved in litigation arising from the normal course of business, we are unable to determine the extent of any liability that may arise from unanticipated future litigation.
ITEM 4. RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2010
First Quarter	$37.74	$26.76
Second Quarter	44.90	32.61
Third Quarter	40.20	21.22
Fourth Quarter	26.25	19.00
YEAR ENDED DECEMBER 31, 2009
First Quarter	$13.13	$5.20
Second Quarter	12.56	6.50
Third Quarter	19.26	8.95
Fourth Quarter	30.00	16.39
HOLDERS
     As of February 15, 2011, there were 95 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 28 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.
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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
     Our 2007 Incentive Award Plan (the “2007 Plan”) permits the netting of our Class A Common Stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2010, we redeemed 291,213 shares of our Class A Common Stock with a weighted-average fair market value of $19.24 as a result of such tax withholdings as presented in the table below.

	Total Number of		Total Number of	Maximum Number of
	Shares Redeemed to		Shares Purchased as	Shares that May Yet
	Satisfy Employee Tax	Weighted-Average	Part of Publicly	Be Purchased Under
	Withholding	Fair Market Value	Announced Plans or	the Plans or
Period	Requirements	Per Share Redeemed	Programs	Programs
October 1, 2010 -
October 31, 2010	0	$0	N/A	N/A
November 1, 2010 -
November 30, 2010	290,846	$19.24	N/A	N/A
December 1, 2010 -
December 31, 2010	367	$21.34	N/A	N/A

Total	291,213	$19.24	N/A	N/A

PERFORMANCE GRAPH
     The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2005 to December 31, 2010, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and our peer group index, which consists of seven companies believed to be engaged in similar businesses: Nike, Inc., adidas AG, Kenneth Cole Productions, Inc., Steven Madden, Ltd., The Timberland Company and Wolverine World Wide, Inc.
     The graph assumes an investment of $100 on December 31, 2005 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will not make nor endorse any predictions as to our future stock performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Skechers U.S.A., Inc.	100.00	217.43	127.35	83.68	191.97	130.55
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Peer Group	100.00	111.15	143.20	100.52	137.36	175.79

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2010 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.
(In thousands, except net earnings per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF EARNINGS DATA:	2010	2009	2008	2007	2006
Net sales	$2,006,868	$1,436,440	$1,440,743	$1,394,181	$1,205,368
Gross profit	911,906	621,010	595,922	599,989	523,346
Earnings from operations	196,740	72,582	57,892	112,930	112,544
Earnings before income taxes	196,603	71,110	60,743	118,305	112,648
Net earnings attributable to Skechers U.S.A., Inc.	136,148	54,699	55,396	75,686	70,994
Net earnings per share:(1)
Basic	2.87	1.18	1.20	1.67	1.73
Diluted	2.78	1.16	1.19	1.63	1.59
Weighted average shares:(1)
Basic	47,433	46,341	46,031	45,262	41,079
Diluted	49,050	47,105	46,708	46,741	46,139

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2010	2009	2008	2007	2006
Working capital	$666,054	$558,468	$413,771	$523,888	$450,787
Total assets	1,304,794	995,552	876,316	827,977	737,053
Long-term debt, excluding current portion	51,650	15,641	16,188	16,462	106,805
Skechers U.S.A., Inc. equity	908,203	745,922	668,693	626,663	449,087

(1)	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% convertible subordinated notes for the period outstanding since their issuance in April 2002 until their conversion in February 2007, unless their inclusion would be anti-dilutive.

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
FINANCIAL OVERVIEW
     Our net sales for 2010 were $2.007 billion, an increase of $570.4 million, or 39.7%, compared to net sales of $1.436 billion in 2009. Net earnings were $136.1 million, an increase of $81.4 million or 148.9% from net earnings of $54.7 million in 2009. Diluted earnings per share were $2.78, which reflected a 139.0% increase from the $1.16 reported in the prior year. Working capital was $666.1 million at December 31, 2010, an increase of $107.6 million from working capital of $558.5 million at December 31, 2009. Cash and short-term investments decreased by $62.1 million to $233.6 million at December 31, 2010 compared to $295.7 million at December 31, 2009. The decrease was due to increased inventory of $172.4 million primarily due to customer order cancellations and increases in our international and retail expansion, capital expenditures of $82.3 million, and increased receivables of $50.0 million which was partially offset by our net earnings of $136.1 million, increased payables of $32.8 million, proceeds of $39.3 million related to financing of equipment for our new distribution center, and the maturity of $30.0 million in short-term investments.
2010 OVERVIEW
     In 2010, we focused on product development, and domestic and international growth.
     New product design and delivery. Our success depends on our ability to design and deliver trend-right, affordable product in a diverse range. In 2010, we focused on continuously updating our core styles, adding fresh looks to our existing lines, and developing new lines. This approach has broadened our product offering and ensured the relevance of our brands.
     Grow our domestic business. In 2010, our focus was on maintaining our core Skechers business in our domestic wholesale accounts, while finding new opportunities to add shelf space and expand into new locations with new Skechers categories. We also focused on expanding our domestic retail distribution channel by opening 25 additional stores while closing one underperforming location.
     Further develop our international businesses. In 2010, we continued to focus on improving our international operations by (i) growing our subsidiary business by increasing our customer base within our existing subsidiary business, including developing our subsidiaries in Brazil and Chile; (ii) increasing the product offering within each account; (iii) delivering the right product into the right markets; and (iv) by building the business of our joint ventures in Asia through additional retail stores and wholesale channels.
OUTLOOK FOR 2011
     Our earnings and margins in the fourth quarter of 2010 were negatively impacted by several factors, including the sell-through of excess toning inventory that resulted from the market being saturated with competitors’ lower priced toning product. Sales of lower margin product through all of our distribution channels and lower retail margins due to increased promotional activity also contributed to lower earnings and margins in the fourth quarter. As a result, our inventory increased year-over-year by $172.4 million as of December 31, 2010, of which approximately $110 million related to our domestic wholesale business, which primarily resulted from customer order cancelations during the second half of 2010. We anticipate our domestic wholesale revenues and margins will be lower in the first half of 2011 compared to the same period in the prior year, as we continue to aggressively work through our inventory. We will continue to develop new product at affordable prices throughout 2011, much of which will be launching in the spring and fall seasons, and we believe that these new styles and lines will enable us to broaden the targeted demographic profile of our consumer base, increase our shelf space, and open new locations without detracting from existing business. As we transition into our new product offerings, we expect margins will return to historical levels, which we believe will contribute to improved profitability in the second half of 2011.
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
     During 2011, we plan to continue expanding our retail distribution channel by opening another 30 to 35 stores, including approximately 3 to 5 international locations.
     We will continue to develop our infrastructure to support ongoing growth. In January 2010, we entered into a joint venture agreement with HF Logistics I, LLC to construct approximately 1,820,000 square feet of buildings and other improvements that we will use as our domestic distribution facility. We expect the building to be completed and ready for operation in 2011. Once this new facility is available, we plan to move out of our six existing distribution facilities in or near Ontario, California, creating a more efficient distribution center.
YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009
Net sales
     Net sales for 2010 were $2.007 billion, an increase of $570.4 million, or 39.7%, compared to net sales of $1.436 billion in 2009. The increase in net sales was broad-based across all segments.
     Our domestic wholesale net sales increased $368.4 million, or 48.3%, to $1.132 billion in 2010 compared to $763.5 million in 2009. The largest increases in our domestic wholesale segment came in our Women’s and Men’s divisions. The average selling price per pair within the domestic wholesale segment increased to $24.33 per pair for 2010 from $20.49 in 2009, primarily due to acceptance of new designs and styles for our in-demand products and reduced close-outs. The increase in domestic wholesale segment sales were based on a 24.9% unit sales volume increase to 46.5 million pairs in 2010 from 37.3 million pairs in 2009.
     Our international wholesale segment net sales increased $108.2 million, or 32.9%, to $436.6 million in 2010 compared to sales of $328.5 million in 2009. Our international wholesale sales consist of direct subsidiary sales — those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $88.5 million, or 39.1%, to $314.8 million compared to sales of $226.3 million in 2009. The largest sales increases came from our subsidiaries in Chile, Canada, and Germany. Our distributor sales increased $19.8 million, or 19.3%, to $121.9 million in 2010, compared to sales of $102.1 million in 2009. This was primarily due to increased sales to our distributors in Korea, UAE, and Russia.
     Our retail segment net sales increased $88.9 million, or 27.6% to $410.7 million in 2010, compared to sales of $321.8 million in 2009. The increase in retail sales was due to positive comparable store sales of 15.2% (i.e. those open at least one year) and a net increase of 41 stores. For the year ended December 31, 2010, we realized positive comparable store sales of 15.9% in our domestic retail stores and 8.7% in our international retail stores. During the year ended December 31, 2010, we opened 15 new domestic concept stores, seven domestic outlet stores, three domestic warehouse stores, six international concept stores and 11 international outlet stores. Our domestic retail sales increased 24.1% for the year ended December 31, 2010 compared to the same period in 2009 due to positive comparable store sales and a net increase of 24 domestic stores. Our international retail sales increased 62.1% for the year ended December 31, 2010 compared to the same period in 2009 attributable to positive comparable store sales and a net increase of 17 international stores.
     We had 244 domestic stores and 44 international retail stores as of February 15, 2011, and during 2011 we currently plan to open approximately 30 to 35 stores, including approximately 3 to 5 international locations. We closed one domestic store in 2010 and two domestic stores in 2009. We periodically review all of our stores for impairment. During 2010, we did not record an impairment charge. During 2009, we recorded an impairment charge of $0.8 million related to three of our domestic stores. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.

     Our e-commerce net sales increased $5.0 million to $27.6 million in 2010, a 22.0% increase over sales of $22.6 million in 2009. Our e-commerce sales made up approximately 1% of our consolidated net sales in 2010 and 2009.
Gross profit
     Gross profit for 2010 increased $290.9 million to $911.9 million from $621.0 million in 2009. Gross profit as a percentage of net sales, or gross margin, increased to 45.4% in 2010 from 43.2% in 2009. Gross profit for our domestic wholesale segment increased $168.1 million, or 57.5%, to $460.4 million in 2010 from $292.3 million in 2009. Domestic wholesale margins increased to 40.7% in 2010 from 38.3% for 2009. The increase in domestic wholesale margins was due to increased average selling prices, less closeouts and more in-demand inventory.
     Gross profit for our international wholesale segment increased $63.1 million, or 53.3%, to $181.5 million for 2010 compared to $118.4 million in 2009. Gross margins were 41.6% for 2010 compared to 36.1% in 2009. The increase in gross margins for our international wholesale segment was due to less closeouts and more in-demand inventory. International wholesale sales through our foreign subsidiaries historically have achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 47.3% in 2010 as compared to 40.0% in 2009. Gross margins for our distributor sales were 26.8% in 2010 as compared to 27.3% in 2009.
     Gross profit for our retail segment increased $57.7 million, or 29.1%, to $255.9 million in 2010 as compared to $198.2 million in 2009. Gross margins for all stores were 62.3% for 2010 compared to 61.6% in 2009. Gross margins for our domestic stores were 62.3% in 2010 as compared to 60.7% in 2009. Gross margins for our international stores were 62.3% in 2010 as compared to 70.5% in 2009. The increase in retail margins was due to less closeouts and more in-demand inventory.
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
Selling expenses
     Selling expenses increased by $57.7 million, or 44.8%, to $186.7 million for 2010 from $129.0 million in 2009. As a percentage of net sales, selling expenses were 9.3% and 9.0% in 2010 and 2009, respectively. The increase in selling expenses was primarily due to advertising expenses that increased by $52.1 million for the year ended December 31, 2010. Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with marketing materials.
General and administrative expenses
     General and administrative expenses increased by $111.9 million, or 26.6%, to $533.0 million for 2010 from $421.1 million in 2009. As a percentage of sales, general and administrative expenses were 26.6% and 29.3% in 2010 and 2009, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $44.0 million that included $13.7 million in stock compensation costs, increased professional fees of $9.7 million, higher rent expense of $8.7 million due to an additional 41 stores, increased temporary help costs of $6.1 million, and higher outside service fees of $5.6 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $119.1 million and $109.2 million for 2010 and 2009, respectively. The $9.9 million increase was primarily due to significantly higher sales volumes.
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

     We believe that we have established our presence in most major domestic retail markets. We opened 25 domestic retail stores and 17 international retail stores in 2010, while closing one domestic store. During 2011, we currently plan to open between 30 and 35 stores, including approximately 3 to 5 international locations.
Interest income
     Interest income for 2010 increased $0.7 million to $2.8 million as compared to $2.1 million for the same period in 2009. The increase in interest income was primarily due to interest received on refunds of customs and duties payments for the year ended December 31, 2010.
Interest expense
     Interest expense was $3.0 million for both 2010 and 2009. Interest expense was incurred on our mortgages for our domestic distribution center and our corporate office located in Manhattan Beach, California, and on amounts owed to our foreign manufacturers. In 2011, we expect our interest expense to be higher, primarily due to our increased borrowings and reduced amounts of capitalized interest, offset by the payoff of our mortgages.
Income taxes
     The effective tax rate for 2010 was 30.6% as compared to 28.4% in 2009. Income tax expense for 2010 was $60.2 million compared to $20.2 million for 2009. The increase in income taxes was primarily due to increased earnings before taxes. We expect our effective annual tax rate in 2011 to be consistent with 2010.
     Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the year ended December 31, 2010 was lower than the expected domestic federal and state rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2010, withholding and U.S. taxes have not been recorded on approximately $131.7 million of cumulative undistributed earnings.
Noncontrolling interest in net income and loss of consolidated subsidiaries
     Noncontrolling interest for 2010 increased $4.1 million to income of $0.3 million as compared to a loss of $3.8 million for the same period in 2009. Noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners.
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
Noncontrolling interest in net loss of consolidated subsidiaries
     Noncontrolling interest for 2009 increased $1.9 million to $3.8 million as compared to $1.9 million for the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at December 31, 2010 was $666.1 million, an increase of $107.6 million from working capital of $558.5 million at December 31, 2009. Our cash and cash equivalents at December 31, 2010 were $233.6 million compared to $265.7 million at December 31, 2009. The decrease in cash and cash equivalents of $32.1 million was the result of increased inventory of $172.4 million, capital expenditures of $82.3 million, and increased receivables of $50.0 million, which was partially offset by our net earnings of $136.1 million, the maturity of $30.0 million in short-term investments, increased payables of $32.8 million, and proceeds of $39.3 million related to financing of equipment for our new distribution center. The increase of approximately $175 million in inventory consisted of approximately $65 million to support the increases in our international and retail expansion and approximately $110 million related to our domestic wholesale business, which was primarily due to customer order cancelations during the second half of 2010.
     During 2010, net cash used in operating activities was $47.4 million compared to cash provided by operating activities of $115.1 million for 2009. The decrease in our operating cash flows for 2010 when compared to 2009 was primarily the result of increased inventory levels due to customer order cancellations partially offset by higher net earnings.
     Net cash used in investing activities was $52.3 million for 2010 as compared to cash provided of $25.8 million in 2009. The decrease in cash provided by investing activities in 2010 as compared to 2009 was primarily the result of relatively higher cash balance as of December 31, 2009 provided by investing activities due to the redemption of auction rate securities that were classified as long-term investments in 2009. Capital expenditures for 2010 were approximately $82.3 million, which consisted of $42.7 million of development costs for our new distribution center, $22.1 million for new store openings and remodels, $5.2 million for information technology upgrades and $3.6 million for corporate real property purchases. This was compared to capital expenditures of $35.3 million in the prior year, which primarily consisted of warehouse equipment upgrades and new store openings and remodels. In January 2010, we entered into a joint venture agreement to build our new 1.8 million square foot distribution facility in Rancho Belago, California. Excluding the costs of our new distribution center and distribution equipment, we expect our ongoing capital expenditures for the remainder of 2011 to be between $25 million and $30 million, which includes opening between 30 to 35 retail stores, including approximately 3 to 5 international locations, as well as investments in information technology. We are currently in the process of designing and purchasing the equipment and tenant improvements to be used in our new distribution center and estimate the cost of this equipment and tenant improvements to be approximately $85 million, of which $39.3 million had been incurred as of December 31, 2010. We expect to incur the remaining balance in 2011 and expect to fund it through existing cash balances and additional borrowings under the facility described below. Our operating cash flows, existing cash balances and additional borrowings under our existing line of credit and facility should be adequate to fund these capital expenditures.
     Net cash provided by financing activities was $67.4 million during 2010 compared to $8.4 million during 2009. The increase in cash provided by financing activities was primarily due to proceeds of $39.3 million related to financing of equipment for our new distribution center along with proceeds of $14.0 million from the issuance of Class A common stock upon the exercise of stock options during the year ended December 31, 2010.
     On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. We paid commitment fees of $825,000 on this loan, which are being amortized over the five year life of the facility.
     On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the “Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement will be used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million and the loan matures on April 30, 2012, which may be extended for six months if certain conditions are met. Borrowings bear interest based on LIBOR. We had $16.0 million outstanding under this facility, which is included in short-term borrowings on December 31, 2010. We paid commitment fees of $737,500 on this loan are being amortized over the life of the facility.
     On January 30, 2010, we entered into a joint venture agreement with HF Logistics I, LLC through Skechers R.B., LLC, a wholly-owned subsidiary, regarding the ownership and management of HF Logistics-SKX, LLC, a Delaware limited liability company. The purpose of the JV is to acquire and to develop real property consisting of approximately 110 acres situated in Rancho Belago, California, and to construct approximately 1.8 million square feet of buildings and other improvements to lease to us as a distribution facility. The term of the JV is fifty years. The parties are equal fifty percent partners. In April 2010, we made an initial cash capital contribution of $30 million and HF made an initial capital contribution of land to the JV. Additional capital contributions, if necessary, would be made on an equal basis by Skechers R.B., LLC and HF. We have completed our assessment of the joint venture and have determined it to be a variable interest entity (“VIE”) and that Skechers is the primary beneficiary, and therefore consolidate the operations of the joint venture into our financial statements.
     We had outstanding debt of $63.6 million as of December 31, 2010, of which $46.2 million relates to notes payable for warehouse equipment for our new distribution center and one of our administrative offices, which notes are secured by the respective equipment and property, and $17.4 million relates to a note for development costs paid by HF for our new distribution center.
     On June 30, 2009, we entered into a $250.0 million secured credit agreement, as amended (the “Credit Agreement”) with a group of eight banks that replaced the previous $150 million credit agreement. The new credit facility matures in June 2013. The credit agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (2.75% to 3.25% for Base Rate loans and 3.75% to 4.25% for LIBOR loans).

We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The credit agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The credit agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50.0 million. In addition, the credit agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We and our subsidiaries had $3.4 million of outstanding letters of credit and short-term borrowings of $18.3 million under this credit agreement as of December 31, 2010. We paid syndication and commitment fees of $5.9 million on this facility, which are being amortized over the four-year life of the facility.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through December 31, 2011. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global economic slowdown, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table aggregates all material contractual obligations and commercial commitments as of December 31, 2010:

		Less than	One to	Three to	More Than
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Short-term borrowings (1)	$18,826	$18,826	0	0	0
Long-term borrowings (1)	68,285	13,283	$12,778	$42,224	0
Operating lease obligations (2)	720,724	95,935	160,226	127,863	$336,700
Purchase obligations (3)	335,665	335,665	0	0	0
Warehousing equipment (4)	45,675	45,675	0	0	0
Minimum payments related to other arrangements	1,500	1,500	0	0	0

	$1,190,675	$510,884	$173,004	$170,087	$336,700

(1)	Amounts include anticipated interest payments.

(2)	Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices and distribution centers, including our Rancho Belago lease payments of $225.8 million. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations and existing cash balances.

(3)	Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $111.1 million, (ii) outstanding letters of credit of $3.4 million and (iii) open purchase commitments with our foreign manufacturers for $221.2 million. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(4)	We plan to spend approximately $85.0 million for equipment relating to our new distribution center in Rancho Belago, of which $39.3 million was incurred as of December 31, 2010. We expect the remaining balance to be incurred in 2011, and we expect to fund it through existing cash balances and additional borrowings under the facility with Banc of America Leasing & Capital, LLC, and Bank of Utah.
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
     We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of long-lived assets, litigation reserves, valuation of deferred income taxes.
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

     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable balance was $285.8 million and $234.3 million and the allowance for bad debts, returns, sales allowances and customer chargebacks was $19.7 million and $14.4 million, at December 31, 2010 and 2009, respectively.
     Inventory write-downs. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales, existing orders from customers and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based upon historical sales experience on a style by style basis. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $402.2 million and $227.7 million and our inventory reserve was $3.6 million and $3.7 million, at December 31, 2010 and 2009, respectively.
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
     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store cash flows from our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. Management reviews both quantitative and qualitative factors to asses if a triggering event occurred. For the year ended December 31, 2010, we did not record an impairment charge for our stores. For the year ended December 31, 2009, we recorded a $0.8 million impairment charge for three of our domestic stores. For the year ended December 31, 2008, we recorded a $1.7 million impairment charge for eight of our domestic stores.
     Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would depend on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on a large portion of the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. For the year ended December 31, 2010, we recorded $1.2 million related to a legal settlement.
     Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2010, we had net deferred tax assets of $31.4 million reduced by a valuation allowance of $6.7 million against loss carry-forwards not expected to be utilized by certain foreign subsidiaries.

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
EXCHANGE RATES
     We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2010 and 2009, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
RECENT ACCOUNTING CHANGES
     Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310) — Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) was issued in July 2010. This ASU amends existing disclosure requirements and requires additional disclosure regarding financing receivables, other than short-term trade receivables or receivables measured at fair value or lower of cost or fair value, including: (i) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, (ii) the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and (iii) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the requirement for disclosures as of the end of a reporting period is effective for interim and annual reporting periods ending on or after December 15, 2010. The requirement for disclosures about activities that occur during a reporting period is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted on December 31, 2010 the applicable provisions of ASU 2010-20, which did not have a material impact on the disclosures in our consolidated financial statements. We do not expect the adoption of the provisions of ASU 2010-20 relating to increased disclosure activities relating to financing receivables to have a material impact on the disclosures in our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates, marketable debt security prices and foreign currency exchange rates. Changes in interest rates, marketable debt security prices and changes in foreign currency exchange rates have and will have an impact on our results of operations. We do not hold any derivative securities that require fair value presentation under ASC 815-10.
     Interest rate fluctuations. Interest rate charged on our line of credit facility is based on either the prime rate of interest or the LIBOR, and changes in the either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2010 we had $18.3 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect that any changes will have a material impact on our financial condition or results of operations.
     Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s revenues, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. We do not currently engage in hedging activities with respect to such exchange rate risks. A 200 basis point reduction in the exchange rates used to calculate foreign currency translations at December 31, 2010 would have reduced the values of our net investments by approximately $6.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skechers U.S.A., Inc.:
We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skechers U.S.A., Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 1, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skechers U.S.A., Inc.:
We have audited Skechers U.S.A., Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Skechers U.S.A., Inc. (the Company) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Skechers U.S.A., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and the related financial statement schedule, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ KPMG LLP
Los Angeles, California
March 1, 2011

SKECHERS U.S.A., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$233,558	$265,675
Short-term investments	0	30,000
Trade accounts receivable, less allowances of $19,697 in 2010 and $14,361 in 2009	266,057	219,924
Other receivables	9,650	12,177

Total receivables	275,707	232,101
Inventories	398,588	224,050
Prepaid expenses and other current assets	53,791	28,233
Deferred tax assets	11,720	8,950

Total current assets	973,364	789,009
Property and equipment, at cost, less accumulated depreciation and amortization	293,802	171,667
Intangible assets, less accumulated amortization	7,367	9,011
Deferred tax assets	12,323	13,660
Other assets, at cost	17,938	12,205

TOTAL ASSETS	$1,304,794	$995,552

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$11,984	$529
Short-term borrowings	18,346	2,006
Accounts payable	246,595	196,163
Accrued expenses	30,385	31,843

Total current liabilities	307,310	230,541
Long-term borrowings, excluding current installments	51,650	15,641

Total liabilities	358,960	246,182
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 36,894 and 34,229 shares issued and outstanding at December 31, 2010 and 2009, respectively	37	34
Class B Common Stock, $.001 par value; 60,000 shares authorized; 11,311 and 12,360 shares issued and outstanding at December 31, 2010 and 2009, respectively	11	13
Additional paid-in capital	303,877	272,662
Accumulated other comprehensive income	4,265	9,348
Retained earnings	600,013	463,865

Skechers U.S.A., Inc. equity	908,203	745,922
Noncontrolling interests	37,631	3,448

Total equity	945,834	749,370

TOTAL LIABILITIES AND EQUITY	$1,304,794	$995,552

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Net sales	$2,006,868	$1,436,440	$1,440,743
Cost of sales	1,094,962	815,430	844,821

Gross profit	911,906	621,010	595,922
Royalty income, net	4,568	1,655	2,461

	916,474	622,665	598,383

Operating expenses:
Selling	186,738	128,989	126,890
General and administrative	532,996	421,094	413,601

	719,734	550,083	540,491

Earnings from operations	196,740	72,582	57,892

Other income (expense):
Interest income	2,802	2,070	7,337
Interest expense	(3,022)	(3,045)	(4,606)
Other, net	83	(497)	120

	(137)	(1,472)	2,851

Earnings before taxes	196,603	71,110	60,743
Income tax expense	60,198	20,228	7,258

Net earnings	136,405	50,882	53,485
Less: Net earnings (loss) attributable to noncontrolling interests	257	(3,817)	(1,911)

Net earnings attributable to Skechers U.S.A., Inc.	$136,148	$54,699	$55,396

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$2.87	$1.18	$1.20

Diluted	$2.78	$1.16	$1.19

Weighted average shares used in calculating earnings per share attributable to Skechers U.S.A., Inc.:
Basic	47,433	46,341	46,031

Diluted	49,050	47,105	46,708

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S . A ., IN C.	CONTROLLING	STOCKHOLDERS’
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2007	32,992	12,852	$33	$13	$258,084	$14,763	$353,770	$626,663	—	$626,663
Comprehensive income:
Net earnings	—	—	—	—	—	—	55,396	55,396	$(1,911)	53,485
Net unrealized gain (loss) on investments	—	—	—	—	—	(8,151)	—	(8,151)	—	(8,151)
Foreign currency translation adjustment	—	—	—	—	—	(11,331)	—	(11,331)	110	(11,221)

Total comprehensive income								35,914	(1,801)	34,113
Capital contribution	—	—	—	—	—	—	—	—	5,000	5,000
Stock compensation expense	—	—	—	—	2,337	—	—	2,337	—	2,337
Proceeds from issuance of common stock under the employee stock purchase plan	132	—	—	—	1,780	—	—	1,780	—	1,780
Proceeds from issuance of common stock under the employee stock option plan	216	—	—	—	1,876	—	—	1,876	—	1,876
Tax benefit of stock options exercised	—	—	—	—	123	—	—	123	—	123
Conversion of Class B Common Stock into Class A Common Stock	70	(70)	—	—	—	—	—	—	—	—

Balance at December 31, 2008	33,410	12,782	$33	$13	$264,200	$(4,719)	$409,166	$668,693	$3,199	$671,892
Comprehensive income:
Net earnings	—	—	—	—	—	—	54,699	54,699	(3,817)	50,882
Net unrealized gain on investments	—	—	—	—	—	8,151	—	8,151	—	8,151
Foreign currency translation adjustment	—	—	—	—	—	5,916	—	5,916	66	5,982

Total comprehensive income								68,766	(3,751)	65,015
Capital contribution	—	—	—	—	—	—	—	—	4,000	4,000
Stock compensation expense	—	—	—	—	5,736	—	—	5,736	—	5,736
Proceeds from issuance of common stock under the employee stock purchase plan	190	—	—	—	1,590	—	—	1,590	—	1,590
Proceeds from issuance of common stock under the employee stock option plan	207	—	—	—	1,217	—	—	1,217	—	1,217
Tax benefit of stock options exercised	—	—	—	—	(81)	—	—	(81)	—	(81)
Conversion of Class B Common Stock into Class A Common Stock	422	(422)	1	—	—	—	—	1	—	1

Balance at December 31, 2009	34,229	12,360	$34	$13	$272,662	$9,348	$463,865	$745,922	$3,448	$749,370
Comprehensive income:
Net earnings	—	—	—	—	—	—	136,148	136,148	257	136,405
Foreign currency translation adjustment	—	—	—	—	—	(5,083)	—	(5,083)	426	(4,657)

Total comprehensive income								131,065	683	131,748
Capital contribution	—	—	—	—	—	—	—	—	33,500	33,500
Stock compensation expense	—	—	—	—	13,739	—	—	13,739	—	13,739
Proceeds from issuance of common stock under the employee stock purchase plan	103	—	—	—	2,143	—	—	2,143	—	2,143
Proceeds from issuance of common stock under the employee stock option plan	1,513	—	2	—	11,895	—	—	11,897	—	11,897
Tax benefit of stock options exercised	—	—	—	—	9,042	—	—	9,042	—	9,042
Shares redeemed for employee tax withholdings	—	—	—	—	(5,604)	—	—	(5,604)	—	(5,604)
Conversion of Class B Common Stock into Class A Common Stock	1,049	(1,049)	1	(2)	—	—	—	(1)	—	(1)

Balance at December 31, 2010	36,894	11,311	$37	$11	$303,877	$4,265	$600,013	$908,203	$37,631	$945,834

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$136,148	$54,699	$55,396
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Noncontrolling interests in subsidiaries	258	(3,817)	(1,911)
Depreciation of property and equipment	24,707	19,694	17,069
Amortization of deferred financing costs	1,482	741	0
Amortization of intangible assets	1,683	935	674
Provision for bad debts and returns	6,212	3,249	10,787
Tax benefits from stock-based compensation	0	(81)	123
Non-cash stock compensation	13,739	5,736	2,337
Provision benefit for deferred income taxes	(5,170)	1,954	(1,988)
(Gain) loss on disposal of equipment	36	(18)	167
Impairment of property and equipment	0	761	1,676
(Increase) decrease in assets:
Receivables	(50,040)	(46,562)	(27,462)
Inventories	(172,417)	39,362	(58,240)
Prepaid expenses and other current assets	(21,402)	2,812	(17,609)
Other assets	(7,571)	(1,023)	(6,221)
Increase (decrease) in liabilities:
Accounts payable	32,828	28,136	385
Accrued expenses	(7,872)	8,531	2,988

Net cash provided by (used in) operating activities	(47,379)	115,109	(21,829)

Cash flows from investing activities:
Capital expenditures	(82,269)	(35,341)	(72,461)
Purchases of investments	0	(30,000)	(11,725)
Maturities of investments	30,000	375	20,600
Redemption of auction rate securities	0	95,250	0
Intangible additions	(41)	(4,500)	0
Cash paid for acquisitions	0	0	(4,640)

Net cash provided by (used in) investing activities	(52,310)	25,784	(68,226)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	14,040	2,807	3,656
Shares redeemed for employee tax withholdings	(5,604)	0	0
Contribution from noncontrolling interest of consolidated entity	3,500	4,000	5,000
Excess tax benefits from stock-based compensation	9,042	0	0
Increase in short-term borrowings	16,271	2,006	0
Proceeds from long-term debt	39,293	0	0
Payments on long-term debt	(9,121)	(413)	(99)

Net cash provided by financing activities	67,421	8,400	8,557

Net increase (decrease) in cash and cash equivalents	(32,268)	149,293	(81,498)
Effect of exchange rates on cash and cash equivalents	151	1,441	(3,077)

Cash and cash equivalents at beginning of year	265,675	114,941	199,516

Cash and cash equivalents at end of year	$233,558	$265,675	$114,941

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,438	$4,445	$4,902
Income taxes	87,063	17,492	17,834

Non-cash transactions:
Land contribution from noncontrolling interest	30,000	0	0
Note payable contribution from noncontrolling interest	17,358	0	0
Acquisition of Chilean distributor	0	4,382	0
See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 and 2008
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
          (c) Noncontrolling interests
     The Company has interests in certain joint ventures which are consolidated into its financial statements. Noncontrolling interest income was of $0.3 million and loss of $3.8 million for the year ended December 31, 2010 and 2009, respectively, which represents the share of net earnings or loss that is attributable to our joint venture partners. Our joint venture partners made a $30.0 million capital contribution in land and a cash capital contribution of $3.5 million during the year ended December 31, 2010.
     On January 30, 2010, we entered into a joint venture agreement with HF Logistics I, LLC through Skechers R.B., LLC, a wholly-owned subsidiary, regarding the ownership and management of HF Logistics-SKX, LLC, a Delaware limited liability company. The purpose of the JV is to acquire and to develop real property consisting of approximately 110 acres situated in Rancho Belago, California, and to construct approximately 1.8 million square feet of buildings and other improvements to lease to us as a distribution facility. The term of the JV is fifty years. The parties are equal fifty percent partners. In April 2010, we made an initial cash capital contribution of $30 million and HF made an initial capital contribution of land to the JV. Additional capital contributions, if necessary, would be made on an equal basis by Skechers R.B., LLC and HF. We have completed our assessment of the joint venture and have determined it to be a VIE and that Skechers is the primary beneficiary, and therefore consolidate the operations of the joint venture into our financial statements.
     The VIE is consolidated into the consolidated financial statements and the carrying amounts and classification of assets and liabilities was as follows (in thousands):

	December 31, 2010	December 31, 2009
Current assets	$6,058	$0
Noncurrent assets	107,723	0

Total assets	$113,781	$0

Current liabilities	$36,364	$0
Noncurrent liabilities	17,359	0

Total liabilities	$53,723	$0

     The assets of these joint ventures are restricted in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of each joint venture have no recourse to Skechers U.S.A., Inc. The Company does not have a significant variable interest in any unconsolidated VIE’s.

          (d) Business Segment Information
     Skechers operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, retail and e-commerce sales. Information regarding these segments is summarized in Note 14 to the Consolidated Financial Statements.
          (e) Revenue Recognition
     The Company recognizes revenue on wholesale sales when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at the time of shipment. Allowances for estimated returns, sales allowances, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales. The Company recognizes revenue from retail sales at the point of sale.
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
          (f) Allowance for Bad Debts, Returns, Sales Allowances and Customer Chargebacks
     The Company provides a reserve against its receivables for estimated losses that may result from its customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services, financial statements issued by the customer and the Company’s experience with the account, and it is adjusted accordingly. When a customer’s account becomes significantly past due, the Company generally places a hold on the account and discontinues further shipments to that customer, minimizing further risk of loss. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and its customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.
     The Company also reserves for potential disputed amounts or chargebacks from its customers. The Company’s chargeback reserve is based on a collectibility percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables. The Company also reserves for potential sales returns and allowances based on historical trends.
     The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, the Company provides a reserve based upon our historical loss rate as a percentage of sales.
          (g) Cash and Cash Equivalents
     Cash and cash equivalents consist primarily of certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
          (h) Investments
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
          (i) Foreign Currency Translation
     In accordance with ASC 830-30, certain international operations use the respective local currencies as their functional currency, while other international operations use the U.S. Dollar as their functional currency. The Company considers the U.S. dollar as its functional currency. The Company operates internationally through several foreign subsidiaries. Translation adjustments for these subsidiaries are included in other comprehensive income. Additionally, one international subsidiary, Skechers S.a.r.l. located in Switzerland, operates with a functional currency of the U.S. dollar. Resulting re-measurement gains and losses from this subsidiary are included in the determination of net earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translations of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.
          (j) Inventories
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
          (k) Income Taxes
     The Company accounts for income taxes in accordance with ASC 740-10, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.
          (l) Depreciation and Amortization
     Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter
          (m) Intangible Assets
     Goodwill and indefinite-lived intangible assets are measured for impairment at least annually and more often when events indicate that impairment exists. Intellectual property, which include purchased intellectual property, artwork and design, trade name and trademark are amortized over their useful lives ranging from 1—10 years, generally on a straight-line basis. Intangible assets as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Intellectual property	$11,331	$11,300
Goodwill	1,575	1,575
Other intangibles	840	840
Less accumulated amortization	(6,379)	(4,704)

Total Intangible Assets	$7,367	$9,011

     We recorded amortization expense in general and administrative expense of $3.2 million, $1.7 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
          (n) Long-Lived Assets
     Long-lived assets such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We prepare a summary of store cash flows from our retail stores to assess potential impairment of the fixed assets and leasehold improvements.

Stores with negative cash flows opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management reviews both quantitative and qualitative factors to asses if a triggering event occurred. The Company did not record impairment charges for the year ended December 31, 2010. The Company recorded impairment charges for the years ended December 31, 2009 and 2008 of $0.8 million and $1.7 million, respectively.
          (o) Advertising Costs
     Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was approximately $154.6 million, $98.3 million and $97.3 million, respectively. Prepaid advertising costs were $11.5 million and $3.9 million at December 31, 2010 and 2009, respectively. Prepaid amounts outstanding at December 31, 2010 and 2009 represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created which had not run as of December 31, 2010 and 2009, respectively.
          (p) Earnings Per Share
     Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares which would arise from the exercise of stock options using the treasury stock method.
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

	Years Ended December 31,
Basic earnings per share	2010	2009	2008
Net earnings	$136,148	$54,699	$55,396
Weighted average common shares outstanding	47,433	46,341	46,031
Basic earnings per share	$2.87	$1.18	$1.20

	Years Ended December 31,
Diluted earnings per share	2010	2009	2008
Net earnings	$136,148	$54,699	$55,396
Weighted average common shares outstanding	47,433	46,341	46,031
Dilutive stock options	1,617	764	677

Weighted average common shares outstanding	49,050	47,105	46,708

Diluted earnings per share	$2.78	$1.16	$1.19

     There were no options excluded from the computation of diluted earnings per share for the year ended December 31, 2010. Options to purchase 362,653 and 156,716 shares of Class A common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, respectively because their inclusion would have been anti-dilutive.
          (q) Product Design and Development Costs
     The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $12.6 million, $9.3 million and $8.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.

          (r) Fair Value of Financial Instruments
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
          (s) New Accounting Standards
     Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310) — Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) was issued in July 2010. This ASU amends existing disclosure requirements and requires additional disclosure regarding financing receivables, other than short-term trade receivables or receivables measured at fair value or lower of cost or fair value, including: (i) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, (ii) the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and (iii) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the requirement for disclosures as of the end of a reporting period is effective for interim and annual reporting periods ending on or after December 15, 2010. The requirement for disclosures about activities that occur during a reporting period is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted on December 31, 2010 the applicable provisions of ASU 2010-20, which did not have a material impact on the disclosures in our consolidated financial statements. We do not expect the adoption of the provisions of ASU 2010-20 relating to increased disclosure activities relating to financing receivables to have a material impact on the disclosures in our consolidated financial statements.
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
     (3) PROPERTY AND EQUIPMENT
     Property and equipment at December 31, 2010 and 2009 is summarized as follows (in thousands):

	2010	2009
Land	$62,589	$28,951
Buildings and improvements	187,649	108,367
Furniture, fixtures and equipment	107,371	94,293
Leasehold improvements	123,500	104,939

Total property and equipment	481,109	336,550
Less accumulated depreciation and amortization	187,307	164,883

Property and equipment, net	$293,802	$171,667

     The Company capitalized $2.1 million, $2.2 million and $1.0 million of interest expense during 2010, 2009 and 2008, respectively, relating to the construction of our corporate headquarters and equipment for our new distribution facility.

     (4) ACCRUED EXPENSES
     Accrued expenses at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Accrued inventory purchases	$12,164	$2,678
Accrued payroll and related taxes	18,201	18,016
Income taxes payable	0	11,149
Accrued interest	20	0

Accrued expenses	$30,385	$31,843

     (5) LINE OF CREDIT AND SHORT-TERM BORROWINGS
     On June 30, 2009, we entered into a $250 million secured credit agreement, as amended with a group of eight banks that replaced the existing $150 million credit agreement. The new credit facility matures in June 2013. The credit agreement permits us and certain of our subsidiaries to borrow up to $250 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (2.75% to 3.25% for Base Rate loans and 3.75% to 4.25% for LIBOR loans). We pay a monthly unused line of credit fee between 0.5% and 1.0% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The credit agreement further provides for a limit on the issuance of letters of credit to a maximum of $50 million. The credit agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charges coverage ratio that applies when excess availability is less than $50 million. In addition, the credit agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. The Company and its subsidiaries had $3.4 million of outstanding letters of credit and short-term borrowings of $18.3 million as of December 31, 2010. The Company paid syndication and commitment fees of $5.9 million on this facility which are being amortized over the four-year life of the facility.
     On April 30, 2010, we entered into a Construction Loan Agreement, by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender and Raymond James Bank, FSB. The proceeds from the Loan Agreement will be used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million and the loan matures on April 30, 2012, which may be extended for six months if certain conditions are met. Borrowings bear interest based on LIBOR. We had $16.0 million outstanding which is included in short-term borrowings of December 31, 2010. We paid commitment fees of $737,500 on this loan that are being amortized over the life of the facility.
     (6) LONG-TERM BORROWINGS
     Long-term debt at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	$39,325	$0
Note payable to bank, due in monthly installments of $82.2 (includes principal and interest), fixed rate interest at 7.79%, secured by property, balloon payment of $8,716 due January 2011	0	9,034
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,889 paid in January 2011	6,900	7,033
Loan from HF Logistics I, LLC	17,358	0
Capital lease obligations	51	103

Subtotal	63,634	16,170
Less current installments	11,984	529

Total long-term debt	$51,650	$15,641

     The aggregate maturities of long-term borrowings at December 31, 2010 are as follows:

2011	$11,984
2012	5,260
2013	5,451
2014	22,999
2015	17,940

$63,634

     The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt as of December 31, 2010.
     On December 29, 2010, we entered into a Master Loan and Security Agreement, by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note, by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent. We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. We paid commitment fees of $825,000 on this facility which are being amortized over the five year life of the loan.
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
     On April 16, 2007, the Company’s Board of Directors adopted the 2007 Plan, which became effective upon approval by the Company’s stockholders on May 24, 2007. The Company’s Board of Directors terminated the Equity Incentive Plan as of May 24, 2007, with no granting of awards being permitted thereafter, although any awards then outstanding under the Equity Incentive Plan remain in force according to the terms of such terminated plan and the applicable award agreements. A total of 7,500,000 shares of Class A Common Stock are reserved for issuance under the 2007 Plan, which provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the plan to the employees, consultants and directors of the Company and its subsidiaries. The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors.
          (b) Valuation Assumptions
     There were no stock options granted under the Equity Incentive Plan or the 2007 Plan during 2010, 2009 or 2008. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $20.9 million, $1.3 million and $2.7 million, respectively.

          (c) Stock-Based Payment Awards
     A summary of the status and changes of our restricted stock awards under the Equity Incentive Plan and the 2007 Plan as of and during the period ended December 31, 2010 is presented below:

		WEIGHTED AVERAGE
	SHARES	GRANT-DATE FAIR VALUE
Nonvested at December 31, 2007	15,167	$18.32
Granted	218,046	16.85
Vested	(10,001)	16.26
Cancelled	(5,928)	17.16

Nonvested at December 31, 2008	217,284	16.97
Granted	2,051,500	17.90
Vested	(108,140)	16.99
Cancelled	(2,000)	13.13

Nonvested at December 31, 2009	2,158,644	17.86
Granted	139,000	30.38
Vested	(804,315)	17.96
Cancelled	0	0

Nonvested at December 31, 2010	1,493,329	$18.97

     Restricted stock awards generally vest over a graded vesting schedule from one to four years.
     A summary of the status and changes of our stock options granted under the Equity Incentive Plan and the 2007 Plan were as follows:

		WEIGHTED AVERAGE
	SHARES	OPTION EXERCISE PRICE
Outstanding at December 31, 2007	1,961,756	$11.56
Granted	0
Exercised	(206,844)	9.06
Cancelled	(15,191)	19.37

Outstanding at December 31, 2008	1,739,721	11.79
Granted	0
Exercised	(125,715)	9.68
Cancelled	(108,312)	11.20

Outstanding at December 31, 2009	1,505,694	12.01
Granted	0
Exercised	(1,030,516)	12.53
Cancelled	(23,870)	4.10

Outstanding at December 31, 2010	451,308	$11.26

     As of December 31, 2010, a total of 5,099,382 shares remain available for grant as equity awards under the 2007 Plan.
     There was approximately $25.1 million and $33.7 million of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the Equity Incentive Plan or the 2007 Plan as of December 31, 2010 and 2009, respectively. That cost is expected to be recognized over a weighted average period of 1.9 years and 2.8 years, respectively. The total fair value of shares vested during the period ended December 31, 2010 and 2009 was $14.4 million and $1.8 million, respectively.
          (d) Stock Purchase Plans
     Effective July 1, 1998, the Company’s Board of Directors adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP provides that a total of 2,781,415 shares of Class A Common Stock are reserved for issuance under the plan. The 1998 ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, was implemented utilizing six-month offerings with purchases occurring at six-month intervals. The 1998 ESPP administration was overseen by the Board of Directors. Employees were eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. The 1998 ESPP permitted eligible employees to purchase Class A Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Class A Common Stock purchased under the 1998 ESPP was 85% of the lower of the fair market value of the Class A Common Stock at the beginning of each six-month offering period or on the applicable purchase date.
     On April 16, 2007, the Company’s Board of Directors adopted the 2008 Employee Stock Purchase Plan (the “2008 ESPP”), and the Company’s stockholders approved the 2008 ESPP on May 24, 2007. The 2008 ESPP became effective on January 1, 2008, and the Company’s Board of Directors terminated the 1998 ESPP as of such date, with no additional granting of rights being permitted under the 1998 ESPP. The 2008 ESPP provides that a total of 3,000,000 shares of Class A Common Stock are reserved for issuance under the plan. This number of shares that may be made available for sale is subject to automatic increases on the first day of each fiscal year during the term of the 2008 ESPP as provided in the plan. The 2008 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The terms of the 2008 ESPP, which are substantially similar to those of the 1998 ESPP, permit eligible employees to purchase Class A Common Stock at six-month intervals through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Class A Common Stock purchased under the 2008 ESPP is 85% of the lower of the fair market value of the Class A Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period. The 2008 ESPP is administered by the Company’s Board of Directors.
     During 2010, 2009 and 2008; 103,430 shares, 189,428 shares and 132,300 shares were issued under the 2008 ESPP for which the Company received approximately $2.1 million, $1.6 million and $1.8 million, respectively.
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
     During 2010, 2009 and 2008 certain Class B stockholders converted 1,049,005 shares, 422,770 shares and 69,404 shares, respectively, of Class B Common Stock to Class A Common Stock.
     (9) TOTAL OTHER INCOME (EXPENSE), NET
     Other income (expense), net at December 31, 2010, 2009 and 2008 is summarized as follows (in thousands):

	2010	2009	2008
Gain on foreign currency transactions	$1,255	$1,830	$307
Legal settlements	(1,172)	(2,327)	(187)

Total other income (expense), net	$83	$(497)	$120

     (10) INCOME TAXES
     The provisions for income tax expense were as follows (in thousands):

	2010	2009	2008
Federal:
Current	$45,304	$9,227	$9,026
Deferred	(2,090)	5,902	(6,714)

Total federal	43,214	15,129	2,312

State:
Current	8,535	1,498	3,654
Deferred	473	1,268	(1,643)

Total state	9,008	2,766	2,011

Foreign:
Current	11,529	3,088	2,448
Deferred	(3,553)	(755)	487

Total foreign	7,976	2,333	2,935

Total income taxes	$60,198	$20,228	$7,258

     Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2010	2009	2008
Expected income tax expense	$68,811	$24,888	$21,260
State income tax, net of federal benefit	6,590	2,051	1,710
Rate differential on foreign income	(16,398)	(6,162)	(10,697)
Change in unrecognized tax benefits	(160)	455	(7,896)
Exempt income	0	(207)	(1,241)
Non-deductible expenses	569	441	188
Adjustment to tax benefit — 2008 APA	0	(1,952)	0
Other	(197)	(1,049)	682
Change in valuation allowance	983	1,763	3,252

Total provision for income taxes	$60,198	$20,228	$7,258

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below (in thousands):

DEFERRED TAX ASSETS:	2010	2009
Deferred tax assets — current:
Inventory adjustments	$4,785	$2,340
Accrued expenses	8,808	7,789
Allowances for bad debts and chargebacks	5,492	3,486

Total current assets	19,085	13,615

Deferred tax assets — long term:
Depreciation on property and equipment	10,321	10,500
Loss carryforwards	7,334	6,880
Stock-based compensation	1,348	1,977
Valuation allowance	(6,680)	(5,697)

Total long term assets	12,323	13,660

Total deferred tax assets	31,408	27,275

Deferred tax liabilities — current:
Prepaid expenses	7,365	4,665

Net deferred tax assets	$24,043	$22,610

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     Consolidated U.S. income before income taxes was $127.7 million, $51.2 million and $27.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The corresponding income before income taxes for non-U.S. based operations was $68.9 million, $19.9 million and $32.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     As of December 31, 2010 and 2009, the Company had combined foreign operating loss carry-forwards available to reduce future taxable income of approximately $26.3 million and $23.7 million, respectively. Some of these net operating losses expire beginning in 2011; however others can be carried forward indefinitely. As of December 31, 2010 and 2009, a valuation allowance against deferred tax assets of $6.7 million and $5.7 million, respectively, had been set up for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.
     As of December 31, 2010, withholding and U.S. taxes have not been provided on approximately $131.7 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.
     The balance of unrecognized tax benefits included in net prepaid expenses in the consolidated balance sheets decreased by $0.4 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Beginning balance	$9,769	$9,663
Additions for current year tax positions	346	263
Additions for prior year tax positions	325	536
Reductions for prior year tax positions	0	0
Settlement of uncertain tax positions	(315)	(493)
Reductions related to lapse of statute of limitations	(800)	(200)

Ending balance	$9,325	$9,769

     If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled less than $0.1 million for each of the three years ended December 31, 2010, 2009 and 2008, respectively. Accrued interest and penalties were $1.3 million as of December 31, 2010 and 2009, respectively.
     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is currently under examination by the IRS for the 2008 and 2009 tax years. The Company is also under examination by a number of states. During the year ended December 31, 2010, settlements were reached with certain state tax jurisdictions which reduced the balance of 2010 and prior year unrecognized tax benefits by $0.3 million. It is reasonably possible that certain federal and state examinations could be settled during the next twelve months which would reduce the balance of 2010 and prior year unrecognized tax benefits by $0.9 million.
     With few exceptions, the Company is no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. Tax years 2007 through 2009 remain open to examination by the U.S. federal, state, and foreign tax authorities. During 2010, the statute of limitations for the 2006 tax year lapsed for the U.S. federal and several state tax jurisdictions. The lapse in statute reduced the balance of prior year unrecognized tax benefits by $0.8 million.
     (11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $164.4 million and $148.3 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2010 and 2009, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $121.4 million and $86.0 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2010 and 2009, respectively.

International net sales amounted to $484.7 million, $358.1 million and $357.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2010, 2009 and 2008 were $4.8 million, $1.2 million and $8.4 million, respectively, and were primarily from domestic accounts.
     Net sales to customers in North America exceeded 75% of total net sales for each of the years in the three-year period ended December 31, 2010. Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $322.0 million and $205.9 million at December 31, 2010 and 2009, respectively.
     During 2010, 2009 and 2008, no customer accounted for 10.0% or more of net sales. No customer accounted for more than 10% of net trade receivables at December 31, 2010. One customer accounted for 11.3% of net trade receivables at December 31, 2009. During 2010, 2009 and 2008, our net sales to our five largest customers were approximately 24.9%, 25.1% and 24.1%, respectively.
     The Company’s top five manufacturers produced the following for the years ended December 31, 2010, 2009 and 2008, respectively:

	Years Ended December 31,
	2010	2009	2008
Manufacturer #1	34.7%	29.7%	30.6%
Manufacturer #2	13.0%	12.2%	11.7%
Manufacturer #3	9.4%	11.2%	9.3%
Manufacturer #4	8.7%	10.5%	6.6%
Manufacturer #5	4.8%	5.5%	6.4%

	70.6%	69.1%	64.6%

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
     The Company’s cash contributions to the plan amounted to $1.3 million and $1.6 million for the years ended December 31, 2010 and 2009, respectively. The Company did not make a contribution to the plan for the year ended December 31, 2008.
     (13) COMMITMENTS AND CONTINGENCIES
          (a) Leases
     The Company leases facilities under operating lease agreements expiring through March 2029. The Company pays taxes, maintenance and insurance in addition to the lease obligations. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through November 2015. Rent expense for the years ended December 31, 2010, 2009 and 2008 approximated $74.5 million, $65.9 million and $57.4 million, respectively.
     The Company also leases certain property and equipment under capital lease agreements requiring monthly installment payments through June 2013.
     In January 2010, the Company entered into a joint venture agreement to build a new 1.8 million square foot distribution facility in Rancho Belago, California, which when completed the Company expects to occupy in 2011. This single facility will replace the existing six facilities located in or near Ontario, California, of which five are on short-term leases. The Company will lease the new distribution center from the JV for a base rent of $940,695 per month for 20 years.

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
     Future minimum lease payments under noncancellable leases at December 31, 2010 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
Year ending December 31:
2011	$18	$95,935
2012	11	86,709
2013	14	73,517
2014	8	66,226
2015	0	61,637
Thereafter	0	336,700

	$51	$720,724

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
          (c) Product and Other Financing
     The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% for 30- to 60- day financing. The amounts outstanding under these arrangements at December 31, 2010 and 2009 were $111.1 million and $93.5 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $2.1 million in 2010, $3.3 million in 2009 and $3.6 million in 2008. The Company has open purchase commitments with our foreign manufacturers of $221.2 million, which are not included in the accompanying consolidated balance sheets. The company is currently in the process of designing and purchasing the equipment to be used in its new distribution center. The total cost of this equipment is expected to be approximately $85.0 million, of which $39.3 million was incurred as of December 31, 2010.
     (14) SEGMENT INFORMATION
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross margins. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins and identifiable assets for the domestic wholesale, international wholesale, retail, and the e-commerce segment on a combined basis were as follows (in thousands):

	2010	2009	2008
Net sales
Domestic wholesale	$1,131,929	$763,514	$807,047
International wholesale	436,637	328,466	332,503
Retail	410,695	321,829	283,128
E-commerce	27,607	22,631	18,065

Total	$2,006,868	$1,436,440	$1,440,743

	2010	2009	2008
Gross profit
Domestic wholesale	$460,355	$292,303	$276,604
International wholesale	181,528	118,440	137,840
Retail	255,894	198,243	172,870
E-commerce	14,129	12,024	8,608

Total	$911,906	$621,010	$595,922

	2010	2009
Identifiable assets
Domestic wholesale	$891,671	$712,712
International wholesale	300,153	192,085
Retail	112,774	90,049
E-commerce	196	706

Total	$1,304,794	$995,552

	2010	2009	2008
Additions to property, plant and equipment
Domestic wholesale	$57,375	$21,112	$45,709
International wholesale	4,241	5,568	6,893
Retail	20,653	8,661	19,859

Total	$82,269	$35,341	$72,461

Geographic Information
The following summarizes our operations in different geographic areas for the year indicated:

	2010	2009	2008
Net Sales (1)
United States	$1,522,187	$1,078,335	$1,083,498
Canada	54,476	39,498	43,088
Other International (2)	430,205	318,607	314,157

Total	$2,006,868	$1,436,440	$1,440,743

Long-lived Assets

United States		$276,457	$160,444
Canada		1,590	866
Other International (2)		15,755	10,357

Total		$293,802	$171,667

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, and Portugal.
     (15) RELATED PARTY TRANSACTIONS
     The Company paid approximately $319,000, $183,000 and $183,000 during 2010, 2009 and 2008, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and four other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2010.
     On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the year ended December 31, 2010, the Company contributed $350,000 to the Foundation to use for various charitable causes.
     The Company had receivables from officers and employees of $0.2 million and $0.3 million at December 31, 2010 and 2009, respectively. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards. These receivables are short-term and are expected to be repaid within a reasonable period of time. We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.
     (16) SUBSEQUENT EVENTS
     The Company has evaluated events subsequent to December 31, 2010, to assess the need for potential recognition or disclosure in this filing. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements.
     (17) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Summarized unaudited financial data are as follows (in thousands):

2010	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$492,764	$504,859	$554,626	$454,619
Gross profit	237,418	237,645	252,651	184,192
Net earnings	56,296	40,237	36,378	3,237

Net earnings per share:
Basic	$1.20	$0.85	$0.76	$0.07
Diluted	1.15	0.82	0.74	0.07

2009	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$343,470	$298,976	$405,374	$388,620
Gross profit	125,429	122,603	183,726	189,252
Net earnings (loss)	8,220	(5,927)	24,460	27,946

Net earnings (loss)per share:

Basic	$0.18	$(0.13)	$0.53	$0.60
Diluted	0.18	(0.13)	0.52	0.58
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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that as of December 31, 2010, our internal control over financial reporting is effective.
     Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included in Part II, Item 8 of this annual report on Form 10-K.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2010, and we have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2010. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.
ITEM 9B. OTHER INFORMATION
     On January 17, 2011, our Compensation Committee approved the 2011 annual incentive compensation formulae for our executive management, including the “Named Executive Officers” (as defined in Item 402 of Regulation S-K), which will allow for executive management to earn incentive compensation on a quarterly basis in the event that certain specified performance goals are achieved under our 2006 Annual Incentive Compensation Plan (the “2006 Plan”). The purpose is to provide our executive management with the opportunity to earn incentive compensation based on our financial performance by linking incentive award opportunities to the achievement of certain performance goals.
     The Compensation Committee approved the business criteria to be used in the formulae to calculate the incentive compensation to be paid to our executive management on a quarterly basis for 2011. The business criteria that will be used to calculate the incentive compensation of Robert Greenberg (Chairman and Chief Executive Officer), Michael Greenberg (President), David Weinberg (Chief Operating Officer and Chief Financial Officer) and Mark Nason (Executive Vice President of Product Development) are our net sales and earnings before interest, taxes, depreciation and amortization, while our net sales will be used for calculating the incentive compensation of Philip Paccione (Corporate Secretary and General Counsel). The Compensation Committee believes that each of these criteria provides an accurate and comprehensive measure of our annual performance.
     The potential payments of incentive compensation to our executive management, including the Named Executive Officers, are performance-driven and therefore completely at risk. The payment of any incentive compensation is conditioned on our company achieving at least certain threshold performance levels of the business criteria approved by the Compensation Committee, and no payments will be made to the Named Executive Officers if the threshold performance levels are not met. Any incentive compensation to be paid to the Named Executive Officers in excess of the threshold amounts is based on the Compensation Committee’s pre-approved business criteria and formulae for the respective Named Executive Officers. In approving the percentages that will be used in the formulae to calculate the Named Executive Officers’ potential payments of incentive compensation for 2010, the Compensation Committee considered each Named Executive Officer’s position, responsibilities and prospective contribution to the attainment of the Company’s specified performance goals. The threshold performance levels for 2011 are “attainable,” and additional incentive compensation may be earned based on our company’s financial performance exceeding increasingly challenging levels of performance goals, none of which is certain to be achieved. Consistent with the prior year, the Compensation Committee did not place a maximum limit on the incentive compensation that may be earned by the Named Executive Officers in 2011, although the maximum amount of incentive compensation that any Named Executive Officer may earn in a 12-month period under the 2006 Plan is $5,000,000.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 41 of this annual report on Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 66 of this annual report on Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Years Ended December 31, 2010, 2009, and 2008

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING OF	COSTS AND	AND	AT END
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	OF PERIOD
Year-ended December 31, 2008:
Allowance for chargebacks	$2,572	$2,940	$(1,598)	$3,914
Allowance for doubtful accounts	2,348	5,495	(3,421)	4,422
Reserve for sales returns and allowances	5,364	2,352	(1,172)	6,544
Reserve for shrinkage	110	690	(635)	165
Reserve for obsolescence	1,831	11,192	0	13,023
Year-ended December 31, 2009:
Allowance for chargebacks	$3,914	$(672)	$(1,299)	$1,943
Allowance for doubtful accounts	4,422	1,863	(1,957)	4,328
Reserve for sales returns and allowances	6,544	2,058	(512)	8,090
Reserve for shrinkage	165	950	(915)	200
Reserve for obsolescence	13,023	0	(9,568)	3,455
Year-ended December 31, 2010:
Allowance for chargebacks	$1,943	$2,993	$(1,909)	$3,027
Allowance for doubtful accounts	4,328	1,782	(465)	5,645
Reserve for sales returns and allowances	8,090	1,437	1,498	11,025
Reserve for shrinkage	200	1,100	(1,100)	200
Reserve for obsolescence	3,455	0	(17)	3,438
See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.1(b)**	Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1(c)**	Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.5(a)**	Amendment No. 1 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9 +	Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission on November 16, 2010).

10.9(a)	Amendment Number One to Credit Agreement dated November 5, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission on November 16, 2010).

10.9(b)	Amendment Number Two to Credit Agreement dated March 4, 2010, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.10	Schedule 1.1 of Defined Terms to the Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, Bank of America, N.A., and Banc of America Securities LLC (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2009).

10.11 +	Amended and Restated Limited Liability Company Agreement dated April 12, 2010 between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.12 +	Construction Agreement dated April 23, 2010 between HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, and J. D. Diffenbaugh, Inc. regarding 29800 Eucalyptus Avenue, Rancho Belago, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.13	General Conditions of the Contract for Construction regarding 29800 Eucalyptus Avenue, Rancho Belago, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.14 +	Construction Loan Agreement dated as of April 30, 2010, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank FSB, as a lender (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.15	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.15(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.14(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.15(b)	Second Amendment to Lease Agreement, dated December 10, 2007, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(b) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.15(c)	Third Amendment to Lease Agreement, dated January 29, 2009, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(c) of the Registrant’s Form 10-K for the year ended December 31, 2009).

10.15(d)	Fourth Amendment to Lease Agreement, dated September 23, 2009, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(d) of the Registrant’s Form 10-K for the year ended December 31, 2009).

10.15(e)	Fifth Amendment to Lease Agreement, dated June 3, 2010, between the Registrant and ProLogis California I LLC, regarding 1661 South Vintage Avenue, Ontario, California.

10.16	Lease Agreement, dated November 21, 1997, between the Registrant and The Prudential Insurance Company of America, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.16(a)	First Amendment to Lease Agreement, dated April 26, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.15(a) of the Registrant’s Form 10-K for the year ended December 21, 2002).

10.16(b)	Second Amendment to Lease Agreement, dated May 14, 2002, between the Registrant and Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(b) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16(c)	Third Amendment to Lease Agreement, dated May 7, 2007, between the Registrant and CLP Industrial Properties, LLC, which is successor to Cabot Industrial Properties, L.P., regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(c) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16(d)	Fourth Amendment to Lease Agreement, dated November 10, 2007, between the Registrant and CLP Industrial Properties, LLC, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(d) of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16(e)	Fifth Amendment to Lease Agreement, dated January 29, 2009, between the Registrant and CLP Industrial Properties, LLC, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(e) of the Registrant’s Form 10-K for the year ended December 31, 2009).

10.16(f)	Sixth Amendment to Lease Agreement, dated October 26, 2009, between the Registrant and CLP Industrial Properties, LLC, regarding 1777 South Vintage Avenue, Ontario, California (incorporated by reference to exhibit number 10.16(f) of the Registrant’s Form 10-K for the year ended December 31, 2009).

10.17	Lease Agreement, dated April 10, 2001, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2001).

10.17(a)	First Amendment to Lease Agreement, dated October 22, 2003, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.28(a) of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.17(b)	Second Amendment to Lease Agreement, dated April 21, 2006, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California (incorporated by reference to exhibit number 10.17(b) of the Registrant’s Form 10-K for the year ended December 31, 2009).

10.17(c)	Third Amendment to Lease Agreement, dated September 29, 2010, between the Registrant and ProLogis California I LLC, regarding 4100 East Mission Boulevard, Ontario, California.

10.18	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.19	Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.19(a)	First Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.19(b)	Second Amendment to Lease Agreement, dated April 12, 2010, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.19(c)	Assignment of Lease Agreement, dated April 12, 2010, between HF Logistics I, LLC and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.19(d)	Third Amendment to Lease Agreement, dated August 18, 2010, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.20	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30 , 2010).

10.21	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30 , 2010).

10.22	Master Loan and Security Agreement, dated December 29, 2010, by and between the Registrant and Banc of America Leasing & Capital, LLC (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.23	Equipment Security Note, dated December 29, 2010, by and among the Registrant, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 1st day of March 2011.

SKECHERS U.S.A., INC.
By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg Robert Greenberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ Michael Greenberg	President and Director	March 1, 2011
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	March 1, 2011
David Weinberg	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Jeffrey Greenberg Jeffrey Greenberg	Director	March 1, 2011

/s/ J. Geyer Kosinski J. Geyer Kosinski	Director	March 1, 2011

/s/ Morton D. Erlich Morton D. Erlich	Director	March 1, 2011

/s/ Richard Siskind Richard Siskind	Director	March 1, 2011

/s/ Thomas Walsh Thomas Walsh	Director	March 1, 2011

/s/ Rick Rappaport Rick Rappaport	Director	March 1, 2011