Form 10-Q
period 2011-03-31
SKECHERS USA INC
filed 2011-05-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF APRIL 29, 2011: 38,481,953.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 29, 2011: 11,310,610.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par values)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$197,898	$233,558
Trade accounts receivable, net	320,177	266,057
Other receivables	10,427	9,650

Total receivables	330,604	275,707
Inventories, net	376,189	398,588
Prepaid expenses and other current assets	48,650	53,791
Deferred tax assets	11,720	11,720

Total current assets	965,061	973,364
Property and equipment, at cost, less accumulated depreciation and amortization	329,699	293,802
Intangible assets, less accumulated amortization	6,982	7,367
Deferred tax assets	12,323	12,323
Other assets, at cost	18,000	17,938

TOTAL ASSETS	$1,332,065	$1,304,794

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$5,130	$11,984
Short-term borrowings	34,390	18,346
Accounts payable	250,230	246,595
Accrued expenses	24,429	30,385

Total current liabilities	314,179	307,310
Long-term borrowings, excluding current installments	50,396	51,650

Total liabilities	364,575	358,960
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 100,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 37,012 and 36,894 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	37	37
Class B Common Stock, $.001 par value; 100,000 shares authorized; 11,311 and 11,311 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	11	11
Additional paid-in capital	308,722	303,877
Accumulated other comprehensive income	8,537	4,265
Retained earnings	611,821	600,013

Skechers U.S.A., Inc. equity	929,128	908,203
Non-controlling interests	38,362	37,631

Total equity	967,490	945,834

TOTAL LIABILITIES AND EQUITY	$1,332,065	$1,304,794

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended March 31,
	2011	2010
Net sales	$476,234	$492,764
Cost of sales	283,624	255,346

Gross profit	192,610	237,418
Royalty income	1,648	385

	194,258	237,803

Operating expenses:
Selling	37,560	34,309
General and administrative	141,983	122,487

	179,543	156,796

Earnings from operations	14,715	81,007

Other income (expense):
Interest income	587	1,428
Interest expense	(1,965)	(715)
Other, net	349	209

	(1,029)	922

Earnings before income taxes	13,686	81,929
Income tax expense	1,533	25,806

Net earnings	12,153	56,123
Less: Net earnings (loss) attributable to non-controlling interests	345	(173)

Net earnings attributable to Skechers U.S.A., Inc.	$11,808	$56,296

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.24	$1.20

Diluted	$0.24	$1.15

Weighted average shares used in calculating earnings per share attributable to Skechers U.S.A, Inc.:
Basic	48,243	46,781

Diluted	49,280	48,742

Comprehensive income:
Net earnings	$11,808	$56,296
Gain (loss) on foreign currency translation adjustment, net of tax	4,271	(4,268)

Total comprehensive income	$16,079	$52,028

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$11,808	$56,296
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-controlling interest in subsidiaries	345	(173)
Depreciation of property and equipment	7,361	5,319
Amortization of deferred financing costs	371	370
Amortization of intangible assets	395	393
Provision for bad debts and returns	4,230	2,587
Non-cash stock compensation	3,706	3,309
Loss on disposal of equipment	90	132
Provision benefit for deferred income taxes	0	(7)
(Increase) decrease in assets:
Receivables	(55,117)	(70,518)
Inventories	22,566	34,535
Prepaid expenses and other current assets	5,210	(3,179)
Other assets	(97)	(1,689)
Increase (decrease) in liabilities:
Accounts payable	2,998	(12,238)
Accrued expenses	(5,911)	9,212

Net cash (used in) provided by operating activities	(2,045)	24,349

Cash flows from investing activities:
Capital expenditures	(43,379)	(6,649)
Maturities of investments	0	30,000

Net cash (used in) provided by investing activities	(43,379)	23,351

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	840	8,295
Payments on long-term debt	(8,075)	(133)
Increase (decrease) in short-term borrowings	16,030	(684)
Contribution from non-controlling interest of consolidated entity	115	0
Excess tax benefits from stock-based compensation	299	5,695

Net cash provided by financing activities	9,209	13,173

Net (decrease) increase in cash and cash equivalents	(36,215)	60,873
Effect of exchange rates on cash and cash equivalents	555	(669)
Cash and cash equivalents at beginning of the period	233,558	265,675

Cash and cash equivalents at end of the period	$197,898	$325,879

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,450	$1,116
Income taxes	2,611	13,543
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010
(Unaudited)
(1) GENERAL
Basis of Presentation
     The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.
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
Non-controlling interests
     The Company has interests in certain joint ventures which are consolidated into its financial statements. Non-controlling interest resulted in income of $0.3 million and a loss of $0.2 million for the three months ended March 31, 2011 and 2010, respectively, which represents the share of net earnings (loss) that is attributable to our joint venture partners.
     The Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. The VIE is consolidated into the condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities was as follows (in thousands):

	March 31, 2011	December 31, 2010
Current assets	$4,991	$6,058
Noncurrent assets	120,882	107,723

Total assets	$125,873	$113,781

Current liabilities	$48,286	$36,364
Noncurrent liabilities	17,517	17,359

Total liabilities	$65,803	$53,723

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
(3) OTHER COMPREHENSIVE INCOME
     In addition to net earnings, other comprehensive income includes changes in foreign currency translation adjustments. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.
     The activity in other comprehensive income, net of income taxes, was as follows (in thousands):

	Three-Months Ended March 31,
	2011	2010
Net earnings	$12,153	$56,123
Gain (loss) on foreign currency translation adjustment, net of tax	4,542	(4,229)

Comprehensive income	16,695	51,894
Comprehensive income (loss) attributable to non-controlling interest	616	(134)

Comprehensive income attributable to parent	$16,079	$52,028

(4) SHARE-BASED COMPENSATION
     For stock-based awards we have recognized compensation expense based on the grant date fair value. Share-based compensation expense was $3.7 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively.

     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2010	451,308	$11.26
Granted	0	0
Exercised	(92,363)	9.10
Cancelled	(7,610)	15.39

Outstanding at March 31, 2011	351,335	11.74	1.3 years	$3,358,857

Exercisable at March 31, 2011	351,335	11.74	1.3 years	$3,358,857

     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the three months ended March 31, 2011 is presented below:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested at December 31, 2010	1,493,329	$18.97
Granted	0	0
Vested	(25,833)	30.28
Cancelled	0	0

Nonvested at March 31, 2011	1,467,496	18.77

     As of March 31, 2011, there was $21.6 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.6 years.
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
     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings per share	2011	2010
Net earnings attributable to Skechers U.S.A., Inc.	$11,808	$56,296
Weighted average common shares outstanding	48,243	46,781
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.24	$1.20

     The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings per share	2011	2010
Net earnings attributable to Skechers U.S.A., Inc.	$11,808	$56,296

Weighted average common shares outstanding	48,243	46,781
Dilutive effect of stock options	1,037	1,961

Weighted average common shares outstanding	49,280	48,742

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.24	$1.15

     Options to purchase 77,448 shares of Class A common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2011, because their effect would have been anti-dilutive. There were no options excluded from the computation of diluted earnings per share for the three months ended March 31, 2010.
(6) INCOME TAXES
     The Company’s effective tax rate was 11.2% and 31.5% for the three months ended March 31, 2011 and 2010, respectively. Income tax expense for the three months ended March 31, 2011 was $1.5 million compared to $25.8 million for the same period in 2010. The income tax expense for the three months ended March 31, 2010 includes a $0.3 million discrete tax benefit relating to the favorable settlement of certain state income tax audits during the quarter.
     The tax provision for the three months ended March 31, 2011 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. The rate for the three months ended March 31, 2011 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
(7) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS
     The Company and its subsidiaries had $1.6 million of outstanding letters of credit and short-term borrowings of $34.4 million as of March 31, 2011.
     Long-term debt is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	$37,962	$39,325
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,889 paid in January 2011	0	6,900
Loan from HF Logistics I, LLC	17,517	17,358
Capital lease obligations	47	51

Subtotal	55,526	63,634
Less current installments	5,130	11,984

Total long-term debt	$50,396	$51,650

(8) LITIGATION
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
(9) STOCKHOLDERS’ EQUITY
     During the three months ended March 31, 2011, no shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2010, 161,880 shares of Class B common stock were converted into shares of Class A common stock.
     The following table reconciles equity attributable to non-controlling interest (in thousands):

	Three-Months Ended March 31,
	2011	2010
Non-controlling interest, January 1	$37,631	$3,448
Net earnings (loss) attributable to non-controlling interest	345	(173)
Foreign currency translation adjustment	271	39
Capital contribution by non-controlling interest	115	0

Non-controlling interest, March 31	$38,362	$3,314

(10) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross margins. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins, identifiable assets and additions to property and equipment for the domestic wholesale, international wholesale, retail, and the e-commerce segments on a combined basis were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net sales
Domestic wholesale	$211,534	$273,959
International wholesale	169,412	123,350
Retail	89,789	87,241
E-commerce	5,499	8,214

Total	$476,234	$492,764

	Three Months Ended March 31,
	2011	2010
Gross margins
Domestic wholesale	$66,247	$123,340
International wholesale	72,817	53,986
Retail	50,739	55,782
E-commerce	2,807	4,310

Total	$192,610	$237,418

	March 31, 2011	December 31, 2010
Identifiable assets
Domestic wholesale	$890,163	$891,671
International wholesale	320,308	300,153
Retail	121,370	112,774
E-commerce	224	196

Total	$1,332,065	$1,304,794

	Three Months Ended March 31,
	2011	2010
Additions to property and equipment
Domestic wholesale	$35,791	$1,333
International wholesale	973	438
Retail	6,615	4,878

Total	$43,379	$6,649

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net sales (1)
United States	$294,052	$360,995
Canada	15,803	16,024
Other international (2)	166,379	115,745

Total	$476,234	$492,764

	March 31, 2011	December 31, 2010
Long-lived assets
United States	$312,125	$276,457
Canada	1,471	1,590
Other international (2)	16,103	15,755

Total	$329,699	$293,802

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil and Chile.
(11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $163.3 million and $164.4 million before allowances for bad debts, sales returns and chargebacks at March 31, 2011 and December 31, 2010, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $180.1 million and $121.4 million before allowance for bad debts, sales returns and chargebacks at March 31, 2011 and December 31, 2010, respectively. The Company’s credit losses due to write-offs for the three months ended March 31, 2011 and 2010 were $0.7 million and $1.5 million, respectively.
     Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $342.8 million and $322.0 million at March 31, 2011 and December 31, 2010, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 17.7% and 24.9% of total net sales for the three months ended March 31, 2011 and 2010, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2011 or 2010. No customer accounted for more than 10% of our outstanding accounts receivable balance at March 31, 2011 or December 31, 2010.
     The Company’s top five manufacturers produced the following for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Manufacturer #1	30.0%	31.8%
Manufacturer #2	11.5%	12.3%
Manufacturer #3	10.3%	11.0%
Manufacturer #4	6.3%	9.3%
Manufacturer #5	5.9%	4.7%

	64.0%	69.1%

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
(12) RELATED PARTY TRANSACTIONS
     On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the three months ended March 31, 2011, the Company contributed $500,000 to the Foundation to use for various charitable causes.
(13) SUBSEQUENT EVENTS
     On May 3, 2011, the Company entered into an amendment (the “Amendment”) to the Company’s $250.0 million secured credit agreement, as amended (collectively, the “Amended Credit Agreement”), among the Company, certain of its subsidiaries that are also borrowers under the Amended Credit Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger. The term of the Amended Credit Agreement was extended by two years to June 30, 2015. The Amendment amended the following key terms of the Amended Credit Agreement:

•	Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the Amended Credit Agreement. The Amendment reduced these margins to 1.00%, 1.25% or 1.50% for Base Rate loans and 2.00%, 2.25% or 2.50% for LIBOR loans.

•	The Amendment reduced the monthly unused line of credit fee to 0.375% or 0.5% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month.

•	The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio. The Amendment reduced the amount of the excess availability under which the fixed charge coverage ratio applies to less than $40.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report and our company’s annual report on Form 10-K for the year ended December 31, 2010.
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
     This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:
•	international, national and local general economic, political and market conditions including the recent global economic recession and the pace of recovery in our markets;
•	entry into the highly competitive performance footwear market;
•	sustaining, managing and forecasting our costs and proper inventory levels;
•	losing any significant customers, decreased demand by industry retailers and cancellation of order commitments as a result of the lack of popularity of particular designs and/or categories of our products;
•	maintaining our brand image and intense competition among sellers of footwear for consumers;
•	anticipating, identifying, interpreting or forecasting changes in fashion trends, consumer demand for the products and the various market factors described above;
•	sales levels during the spring, back-to-school and holiday selling seasons; and
•	other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2010.
     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this quarterly report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and states securities laws.

FINANCIAL OVERVIEW
     Our earnings and margins in the first quarter of 2011 were negatively impacted by several factors, including the sell-through of excess toning inventory that resulted from the domestic market being saturated with competitors’ lower priced toning product. Sales of lower margin product through our domestic wholesale channel and lower retail margins due to increased promotional activity caused by excess toning inventory levels contributed to lower earnings and margins in the first quarter. We anticipate our domestic revenues and margins will be lower in 2011 compared to the same period in the prior year as a result of reduced demand in the toning market. We will continue to aggressively work through our older toning inventory until customers’ demand is in-line with supply, which we anticipate will be during the second half of 2011. We continue to monitor our inventory position from day to day, but determining more specifically the amount of time necessary to reduce the excess toning inventory is difficult due to factors that we currently are unable to predict such as future market conditions. We expect that the excess toning inventory will impact our net sales, margins, results of operations, and earnings per share during the remainder of 2011. However, we believe that new styles and lines of footwear that we will be launching later this year will have an offsetting positive impact on our results of operations in the second half of 2011.
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended March 31, 2011 were $11.8 million, or $0.24 per diluted share.
     Revenues as a percentage of net sales were as follows:

	Three-Months Ended March 31,
	2011	2010
Percentage of revenues by segment
Domestic wholesale	44.4%	55.6%
International wholesale	35.6%	25.0%
Retail	18.9%	17.7%
E-commerce	1.1%	1.7%

Total	100%	100%

     As of March 31, 2011, we owned 247 domestic retail stores and 44 international retail stores, and we have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2011, we opened three domestic concept stores, one domestic outlet store, and one international concept store and closed one international concept store. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.
     During the remainder of 2011, we intend to focus on: (i) completing our domestic distribution center to support ongoing growth, (ii) managing our inventory and expense structure to be in line with expected sales levels (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 25 to 30 stores, including several international company-owned stores, and (v) increasing the product count for all customers by delivering trend-right styles at reasonable prices.

RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated selected information from our results of operations (in thousands) and as a percentage of net sales:

		Three-Months Ended March 31,
	2011		2010
Net sales	$476,234	100.0%	$492,764	100.0%
Cost of sales	283,624	59.6	255,346	51.8

Gross profit	192,610	40.4	237,418	48.2
Royalty income	1,648	0.4	385	0.1

	194,258	40.8	237,803	48.3

Operating expenses:
Selling	37,560	7.9	34,309	7.0
General and administrative	141,983	29.8	122,487	24.9

	179,543	37.7	156,796	31.9

Earnings from operations	14,715	3.1	81,007	16.4
Interest income	587	0.1	1,428	0.3
Interest expense	(1,965)	(0.4)	(715)	(0.1)
Other, net	349	0.1	209	0

Earnings before income taxes	13,686	2.9	81,929	16.6
Income tax expense	1,533	0.3	25,806	5.2

Net earnings	12,153	2.6	56,123	11.4
Less: Net earnings (loss) attributable to non-controlling interests	345	0.1	(173)	0

Net earnings attributable to Skechers U.S.A., Inc.	$11,808	2.5%	$56,296	11.4%

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
Net sales
     Net sales for the three months ended March 31, 2011 were $476.2 million, a decrease of $16.6 million, or 3.4%, as compared to net sales of $492.8 million for the three months ended March 31, 2010. The decrease in net sales was primarily attributable to lower sales in our domestic wholesale segment from reduced sales of toning products offset by higher sales in our international wholesale segment.
     Our domestic wholesale net sales decreased $62.5 million, or 22.8%, to $211.5 million for the three months ended March 31, 2011, from $274.0 million for the three months ended March 31, 2010. The largest decrease in our domestic wholesale segment came in our women’s and men’s toning divisions. The average selling price per pair within the domestic wholesale segment decreased to $19.83 per pair for the three months ended March 31, 2011 from $23.64 per pair in the same period last year, as a result of clearing of our toning inventory. We expect continued downward pressure on average selling prices until we have worked through our excess toning inventory. The decrease in the domestic wholesale segment’s net sales came on a 8.0% unit sales volume decrease to 10.7 million pairs for the three months ended March 31, 2011 from 11.6 million pairs for the same period in 2010.
     Our international wholesale segment sales increased $46.0 million, or 37.3%, to $169.4 million for the three months ended March 31, 2011, compared to sales of $123.4 million for the three months ended March 31, 2010. Our international wholesale sales consist of direct subsidiary sales — those we make to department stores and specialty retailers — and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $31.3 million, or 31.5%, to $130.6 million for the three months ended March 31, 2011 compared to net sales of $99.3 million for the three months ended March 31, 2010. The largest sales increases during the quarter came from our subsidiaries in Italy, United Kingdom, and Brazil. Our distributor sales increased $14.7 million to $38.8 million for the three months ended March 31, 2011, a 61.3% increase from sales of $24.1 million for the three months ended March 31, 2010. This was primarily attributable to increased sales to our distributors in Japan, Korea, and the United Arab Emirates (“UAE”).

     Our retail segment sales increased $2.6 million to $89.8 million for the three months ended March 31, 2011, a 2.9% increase over sales of $87.2 million for the three months ended March 31, 2010. The increase in retail sales was attributable to positive international comparable store sales (i.e. those open at least one year) and a net increase of 41 domestic and international stores compared to the same period in 2010. For the three months ended March 31, 2011, we realized negative comparable store sales of 11.2% in our domestic retail stores and positive comparable store sales of 6.8% in our international retail stores. During the three months ended March 31, 2011, we opened three new domestic concept stores, one domestic outlet store, one international concept store, and closed one international concept store. Our domestic retail sales decreased 2.3% for the three months ended March 31, 2011 compared to the same period in 2010 as the result of negative comparable store sales partially offset by a net increase of 25 domestic stores. Our international retail sales increased 51.7% for the three months ended March 31, 2011 compared to the same period in 2010 attributable to positive comparable store sales and a net increase of 16 international stores.
     Our e-commerce sales decreased $2.7 million from $8.2 million for the three months ended March 31, 2010 to $5.5 million for the three months ended March 31, 2011, a 33.1% decrease. Our e-commerce sales made up approximately 1% of our consolidated net sales in the three months ended March 31, 2011 compared to approximately 2% during the same period in the prior year.
Gross profit
     Gross profit for the three months ended March 31, 2011 decreased $44.8 million to $192.6 million as compared to $237.4 million for the three months ended March 31, 2010. Gross profit as a percentage of net sales, or gross margin, decreased to 40.4% for the three months ended March 31, 2011 from 48.2% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $57.0 million, or 46.3%, to $66.3 million for the three months ended March 31, 2011 compared to $123.3 million for the three months ended March 31, 2010. Domestic wholesale margins decreased to 31.3% in the three months ended March 31, 2011 from 45.0% for the same period in the prior year. The decrease in domestic wholesale margins was attributable to the sell-through of excess toning inventory caused by the excess supply of products from all manufacturers, including our competitors, in the toning market.
     Gross profit for our international wholesale segment increased $18.8 million, or 34.9%, to $72.8 million for the three months ended March 31, 2011 compared to $54.0 million for the three months ended March 31, 2010. Gross margins were 43.0% for the three months ended March 31, 2011 compared to 43.8% for the three months ended March 31, 2010. The decrease in gross margins for the international wholesale segment was due to increased distributor sales, which achieved lower gross margins than our international wholesale sales through our foreign subsidiaries. Gross margins for our direct subsidiary sales were 47.7% for the three months ended March 31, 2011 as compared to 47.2% for the three months ended March 31, 2010. Gross margins for our distributor sales were 27.0% for the three months ended March 31, 2011 as compared to 29.5% for the three months ended March 31, 2010.
     Gross profit for our retail segment decreased $5.1 million, or 9.0%, to $50.7 million for the three months ended March 31, 2011 as compared to $55.8 million for the three months ended March 31, 2010. Gross margins for all stores were 56.5% for the three months ended March 31, 2011 as compared to 64.0% for the three months ended March 31, 2010. Gross margins for our domestic stores were 57.4% for the three months ended March 31, 2011 as compared to 64.3% for the three months ended March 31, 2010. Gross margins for our international stores were 51.5% for the three months ended March 31, 2011 as compared to 60.7% for the three months ended March 31, 2010. The decrease in domestic retail margins was primarily due to clearing of our toning inventory. The decrease in international retail margins was due to opening 10 additional outlet locations as well as reduced average selling prices of our toning footwear product.
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
Selling expenses
     Selling expenses increased by $3.3 million, or 9.5%, to $37.6 million for the three months ended March 31, 2011 from $34.3 million for the three months ended March 31, 2010. As a percentage of net sales, selling expenses were 7.9% and 7.0% for the three months ended March 31, 2011 and 2010, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $2.5 million for the three months ended March 31, 2011.
     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $19.5 million, or 15.9%, to $142.0 million for the three months ended March 31, 2011 from $122.5 million for the three months ended March 31, 2010. As a percentage of sales, general and administrative expenses were 29.8% and 24.9% for the three months ended March 31, 2011 and 2010, respectively. The increase in general and administrative expenses was primarily attributable to higher professional fees of $3.5 million, higher rent expense of $3.5 million attributable to an additional 41 stores from prior year, increased temporary help costs of $2.7 million, increased depreciation expense of $2.0 million, and increased salaries and wages of $1.8 million. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $36.7 million and $33.0 million for the three months ended March 31, 2011 and 2010, respectively.
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
Interest income
     Interest income was $0.6 million for the three months ended March 31, 2011 compared to $1.4 million for the same period in 2010. The decrease in interest income resulted from lower cash balances and lower interest rates for the three months ended March 31, 2011 as compared to the same period in 2010.
Interest expense
     Interest expense was $2.0 million for the three months ended March 31, 2011 compared to $0.7 million for the same period in 2010. The increase was due to increased interest paid to our foreign manufacturers. Interest expense was incurred on our loans for our domestic distribution center and amounts owed to our foreign manufacturers.
Income taxes
     The Company’s effective tax rate was 11.2% and 31.5% for the three months ended March 31, 2011 and 2010, respectively. Income tax expense for the three months ended March 31, 2011 was $1.5 million compared to $25.8 million for the same period in 2010. The tax provision for the three months ended March 31, 2011 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The estimated effective tax rate is subject to management’s ongoing review and revision, if necessary. We expect our ongoing effective annual tax rate in 2011 to be approximately 11.2% percent.

     The rate for the three months ended March 31, 2011 is lower than the expected domestic rate of approximately 40% due to our non-U.S. subsidiary earnings in lower tax rate jurisdictions and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries.
Non-controlling interest in net income and loss of consolidated subsidiaries
     Non-controlling interest for the three months ended March 31, 2011 increased $0.5 million to income of $0.3 million as compared to a loss of $0.2 million for the same period in 2010. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at March 31, 2011 was $650.9 million, a decrease of $15.2 million from working capital of $666.1 million at December 31, 2010. Our cash and cash equivalents at March 31, 2011 were $197.9 million compared to $233.6 million at December 31, 2010. The decrease in cash and cash equivalents of $35.7 million was the result of increased receivables of $55.1 million and capital expenditures of $43.4 million, partially offset by reduced inventory levels of $22.6 million, increased borrowings of $16.0 million, and net earnings of $11.8 million.
     For the three months ended March 31, 2011, net cash used in operating activities was $2.0 million compared to net cash provided by operating activities of $24.3 million for the three months ended March 31, 2010. The decrease in net cash provided by operating activities in the three months ended March 31, 2010 as compared to the same period in the prior year was primarily the result of lower net earnings.
     Net cash used in investing activities was $43.4 million for the three months ended March 31, 2011 as compared to net cash provided by investing activities of $23.4 million for the three months ended March 31, 2010. The decrease in net cash provided by investing activities in the three months ended March 31, 2011 as compared to the same period in the prior year was the result of increased capital expenditures and the maturity of short-term investments in the prior year. Capital expenditures for the three months ended March 31, 2011 were approximately $43.4 million, which consisted of $24.1 million of development costs for our new distribution center, $12.1 million in warehouse equipment upgrades, and $6.9 million for new store openings and remodels. This was compared to capital expenditures of $6.6 million for the three months ended March 31, 2010, which primarily consisted of new store openings and remodels. Excluding the costs of our new distribution center and distribution equipment, we expect our ongoing capital expenditures for the remainder of 2011 to be approximately $15 million to $20 million, which includes opening an additional 25 to 30 retail stores along with store remodels. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be approximately $85.0 million, of which $53.3 million was incurred as of March 31, 2011. We expect to spend the remaining balance in 2011. In January 2010, we entered into a joint venture agreement to build our new 1.8 million square foot distribution facility in Rancho Belago, California, which we expect to occupy when completed in 2011. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.
     Net cash provided by financing activities was $9.2 million during the three months ended March 31, 2011 compared to $13.2 million during the three months ended March 31, 2010. The decrease in cash provided by financing activities in the three months ended March 31, 2011 as compared to the same period in the prior year was primarily due to a balloon payment on our long-term debt and lower proceeds from the issuance of Class A common stock upon the exercise of stock options partially offset by an increase in our line of credit.
     On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.
     On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the “Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement are being used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million and the loan matures on April 30, 2012, which may be extended for six months if certain conditions are met. Borrowings bear interest based on LIBOR. We had $32.4 million outstanding under this facility, which is included in short-term borrowings on March 31, 2011. We paid commitment fees of $737,500 on this loan, which are being amortized over the life of the facility.
     On January 30, 2010, we entered into a joint venture agreement with HF Logistics I, LLC through Skechers R.B., LLC, a wholly-owned subsidiary, regarding the ownership and management of HF Logistics-SKX, LLC, a Delaware limited liability company. The purpose of the JV was to acquire and to develop real property consisting of approximately 110 acres situated in Rancho Belago, California, and to construct approximately 1.8 million square feet of buildings and other improvements to lease to us as a distribution facility. The term of the JV is fifty years. The parties are equal fifty percent partners. In April 2010, we made an initial cash capital contribution of $30 million and HF made an initial capital contribution of land to the JV. Additional capital contributions, if necessary, would be made on an equal basis by Skechers R.B., LLC and HF. We have completed our assessment of the joint venture and have determined it to be a variable interest entity (“VIE”) and that Skechers is the primary beneficiary, and therefore consolidate the operations of the joint venture into our financial statements.
     On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of eight banks that replaced the previous $150 million credit agreement. On November 5, 2009, March 4, 2010 and May 3, 2011, we entered into three successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The credit agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at the borrowers’ election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (1.00%, 1.25% or 1.50% for Base Rate loans and 2.00%, 2.25% or 2.50% for LIBOR loans). We pay a monthly unused line of credit fee of 0.375% or 0.5% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the remaining four-year life of the facility.
     We had outstanding short-term and long-term borrowings of $89.9 million as of March 31, 2011, of which $38.0 million relates to notes payable for warehouse equipment for our new distribution center which are secured by the equipment, $32.4 million relates to our construction loan for our new distribution center, $17.5 million relates to a note for development costs paid by and due to HF for our new distribution center, and the remaining balance relates to our joint venture in China.

     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through March 31, 2012. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2011. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2011.
QUARTERLY RESULTS AND SEASONALITY
     While sales of footwear products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings have somewhat mitigated the effect of this seasonality.
     We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Because of these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the full year.
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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2010 and the first quarter of 2011, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
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
     Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at March 31, 2011. We had $34.4 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore,

Malaysia and Thailand. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $4.3 million and loss of $4.3 million for the three months ended March 31, 2011 and 2010, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2011 would have reduced the values of our net investments by approximately $6.9 million.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Tamara Grabowski v. Skechers U.S.A., Inc. — On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (WVG), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. The matter is still in the early stages. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
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
     Venus Morga v. Skechers U.S.A., Inc. — On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (WVG), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. The matter is still in the early stages. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
     Tamia Richmond v. Skechers U.S.A., Inc. and HKM Productions, Inc. — On August 31, 2010, Tamia Richmond filed a lawsuit against our company and HKM Productions in California Superior Court, County of Los Angeles, Case No. BC444730. The complaint alleges that we fraudulently induced Ms. Richmond into allowing her image and likeness to be recorded, we misappropriated her image and likeness without her authorization, we are using Ms. Richmond’s image and likeness in certain unauthorized forms of media, and a personal release signed by Ms. Richmond should be limited to the use of her image and likeness in a DVD insert only. The complaint seeks, among other things, actual damages, statutory damages, punitive damages, disgorgement of certain profits, injunctive relief, and attorneys’ fees and costs. The matter is still in the early stages. The case has been settled in principle but portions of the settlement must be ruled on by the Court. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.
     Patty Tomlinson v. Skechers U.S.A., Inc. — On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, and it is now pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 21, 2011, moved to remand the action back to Arkansas state court, which motion we have opposed. The matter is still in the early stages. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
     Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Elon A. Pollack; Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock; and Stein, Shostak, Shostak, Pollack & O’Hara, LLP — On March 3, 2011, we filed a complaint against Elon A. Pollack; Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP (collectively, the “Defendants”) in Superior Court of the State of California in Los Angeles County, Case No. YC064333. In our complaint, we alleged that the Defendants breached their duties of care, loyalty and fidelity to us by negligently and carelessly providing legal representation, the Defendants’ retainer agreement seeks to impose an unconscionable fee in violation of certain California Rules of Professional Conduct, the Defendants engaged in self-dealing and breached their fiduciary duties to us by acting in a manner designed to delay resolution of the dispute in which Defendants represented us in order to increase the amount of fees they would claim, and the Defendants breached the implied covenant of good faith and fair dealing attached to the retainer agreement. We are seeking actual and consequential damages, declaratory relief, pre- and post-judgment interest, punitive damages, and attorneys’ fees and costs. On April 29, 2010, the Defendants filed a cross complaint against us, which alleges breach of written contract for failure to pay certain contingency fees, entitlement to contingency fees based on the principal of quantum meruit, breach of implied covenant of good faith and fair dealing, and fraud and intentional misrepresentation. The Defendants seek damages under the retainer agreement, reasonable value of Defendants’ services that would be equal to the contingency fees, consequential and incidental damages, out-of-pocket expenses, interest on the foregoing amounts, punitive damages related to the fraud allegations, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
     Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Larrie Corporation (M) Sdn Bhd — On March 17, 2011, we filed a complaint against Larrie Corporation (M) Sdn Bhd (“Larrie”) in the High Court of Malaya at Kuala Lumpur (Commercial Division), Case No. D-22IP-12-2011. In our complaint, we alleged that Larrie passed off footwear bearing marks that resemble our trademarks, including but not limited to our Skechers®, Performance-S Shifted Design® and Shape-ups® trademarks, Larrie infringed upon our well-known trademarks, and Larrie unlawfully interfered with our trade in Malaysia. We are seeking declaratory relief, a permanent injunction, an order for delivery or destruction of all product and materials in Larrie’s possession bearing our trademarks, economic damages including profits, interest on the foregoing amounts, and attorneys’ fees and costs. On May 4, 2011, Larrie filed a defense and counterclaim against us, which alleges that Larrie is entitled to exclusive right to use the Performance-S Shifted Design in Malaysia, we have unlawfully interfered with Larrie’s business, and we have maliciously commenced this lawsuit and made false and malicious allegations with reference to Larrie’s business. Larrie seeks declaratory relief, injunctive relief, general damages, aggravated and/or exemplary damages, interest on the foregoing amounts, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
     Nellie Barker v. Skechers U.S.A., Inc. and J.C. Penney Company, Inc. — On April 25, 2011, Nellie Barker filed a lawsuit against our company and J.C. Penney in Superior Court of the State of California in Orange County, Case No. 30-2011-00469782. The complaint alleges that we were negligent in the design, manufacture and sale of Shapeups, we failed to provide sufficient instructions or warning of potential risks of instability and falling especially if purchased and worn by the elderly, and we engaged in certain unlawful business practices by embarking on a national Shape-ups advertising campaign that was false and/or misleading. Ms. Barker claims that Shape-ups are dangerous and unsafe for their intended uses, which risks we knew or should have known, and she fell and sustained various injuries while wearing Shape-ups. She is seeking general damages, damages for expenses incurred or to be incurred, loss of income incurred or to be incurred, interest on the foregoing amounts, punitive and exemplary damages related to the false advertising allegations, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
     Allison Drury v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On April 4, 2011, Allison Drury filed a lawsuit against us in United States District Court, Western District of Kentucky, Louisville Division, Case No. 3:11cv-201-S. The complaint alleges that we designed, manufactured and distributed for sale Shape-ups that were in a defective condition and unreasonably dangerous without including any instructions or warning of potential risks of falling and suffering injury, we were negligent in the design, manufacture, promotion and sale of Shape-ups that was designed to promote instability without providing an adequate warning to consumers, we breached our express warranty that Shape-ups provide certain health benefits and were safe and effective if worn during certain physical exercise, we breached implied warranties of merchantability and fitness for particular purpose, we violated the Kentucky Consumer Protection Act by making false, misleading and deceptive representations about the benefits of Shape-ups, we committed fraud by making false, material representations that we knew were false with the intention of inducing consumers to purchase Shape-ups that would result in numerous health benefits, and we acted willfully, maliciously, wantonly and oppressively by knowingly making material representations about Shape-ups that we knew to be false or totally unsupported by any legitimate scientific study. Ms. Drury is seeking economic damages for past and future medical expenses, past and future loss of income, pain and suffering, loss of enjoyment of life, and attorneys’ fees and costs. She is also seeking punitive damages related to our willful, malicious, wanton and oppressive actions for making the false, material representations about Shape-ups. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
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
ITEM 1A. RISK FACTORS
     The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with the risk factors and other information disclosed in our 2010 annual report that could have a material effect on our business, financial condition and results of operations.
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the three months ended March 31, 2011 and 2010, our net sales to our five largest customers accounted for approximately 17.7% and 24.9% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2011 or 2010. No customer accounted for more than 10% of outstanding accounts receivable balance at March 31, 2011 or March 31, 2010. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2011 and 2010, the top five manufacturers of our manufactured products produced approximately 64.0% and 69.1% of our total purchases, respectively. One manufacturer accounted for 30.0% of total purchases for the three months ended March 31, 2011, and the same manufacturer accounted for 31.8% of total purchases for the same period in 2010. A second manufacturer accounted for 11.5% of our total purchases during the three months ended March 31, 2011 and the same manufacturer accounted for 12.3% of total purchases for the same period in 2010. A third manufacturer accounted for 10.3% of total purchases during the three months ended March 31, 2011 and the same manufacturer accounted for 11.0% of total purchases for the same period in 2010. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of March 31, 2011, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 29.8% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares. The remainder of our outstanding Class B common shares is held in two irrevocable trusts for the benefit of Mr. Greenberg and his immediate family members, and voting control of such shares resides with the independent trustee. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2011, Mr. Greenberg beneficially owned approximately 22.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 34.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, Mr. Greenberg’s significant influence on actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
ITEM 5. OTHER INFORMATION
Information required to be disclosed pursuant to Item 1.01 of Form 8-K: Entry into a Material Definitive Agreement.
     On May 3, 2011, our company entered into an amendment (the “Amendment”) to the Amended Credit Agreement, among our company, certain of our subsidiaries that are also borrowers under the Amended Credit Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger. The Amendment amended the following key terms of the Amended Credit Agreement:
Term
     The term of the Amended Credit Agreement was extended by two years to June 30, 2015.
Form of Loans and Borrowing Limits
     Borrowings made pursuant to the Amended Credit Agreement may be in the form of revolving loans up to a maximum limit of $250 million (subject to increase to $300 million). The aggregate amount of revolving loans that may be issued also may not exceed the “borrowing base” of the borrowers. The borrowing base is calculated based on an amount equal to 85% of the borrowers’ eligible accounts receivable plus the lowest of:

•	the sum of (i) 70% of the value of Eligible Landed Inventory (as defined in the Amended Credit Agreement) and (ii) the lesser of (a) 70% of the value of Eligible In-Transit Inventory (as defined in the Amended Credit Agreement) and (b) $25 million, and

•	the sum of (i) 85% of the most recently determined Net Liquidation Percentage (as defined in the Amended Credit Agreement) times the book value of Eligible Landed Inventory and (ii) the lesser of (a) 85% of the most recently determined Net Liquidation Percentage times the book value of Eligible In-Transit Inventory and (b) $25 million, and

•	$175 million (in comparison to the original amounts of $125 million or $150 million depending on the time of year), less the amounts of certain payables and reserves under the Amended Credit Agreement. Amounts borrowed as revolving loans under the Amended Credit Agreement may be borrowed, repaid and re-borrowed from time to time.
Interest
     Interest will accrue at a floating rate based on, at the borrowers’ election, (i) LIBOR or (ii) the greater of (a) LIBOR plus 1.00%, (b) the Federal Funds Rate plus 0.5% and (c) Well Fargo’s prime rate, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. Under (i), the applicable margin is calculated quarterly and is equal to 2.00%, 2.25% or 2.50% depending on the average daily principal balance of revolving loans for the quarter (in comparison to the original rates of 3.75%, 4.00% and 4.25% for the corresponding average daily principal balance amounts). Under (ii), the applicable margin is calculated quarterly and is equal to 1.00%, 1.25% or 1.50% depending on the average daily principal balance of revolving loans for the quarter (in comparison to the original rates of 2.75%, 3.00% and 3.25% for the corresponding average daily principal balance amounts).
Fees
     A line of credit fee will be payable monthly at an amount equal to 0.375% or 0.5% (in comparison to the original percentages of 0.5%, 0.75% or 1.0%), which varies based on the average daily principal balance of outstanding revolving loans during such month, multiplied by the $250 million line of credit (subject to increase to $300 million) less the average daily principal balance of outstanding revolving loans and the average daily undrawn amounts of letters of credit outstanding during such month. This fee will be payable on the first day of each month in arrears. In addition, in connection with the execution and performance of the Amended Credit Agreement, the lenders and agent receive customary fees.
Covenants
     The Amended Credit Agreement requires compliance with certain financial covenants including a minimum fixed charge coverage ratio if Excess Availability (as defined in the Amended Credit Agreement) is less than $40 million (in comparison to the original threshold of $50 million).
     This summary does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the Amendment to the Amended Credit Agreement included as Exhibit 10.1 to this report. Exhibit 10.1 is incorporated by reference into this Item 5.
     Certain of the lenders party to the Amended Credit Agreement, and their respective affiliates, have performed, and may in the future perform for our company and its subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1**	Amendment Number Three to Credit Agreement dated May 3, 2011, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2011	SKECHERS U.S.A., INC.
	By:	/s/ DAVID WEINBERG
David Weinberg
Chief Financial Officer