Form 10-Q
period 2011-06-30
SKECHERS USA INC
filed 2011-08-09
CIK 1065837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2011: 38,587,554.
THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2011: 11,296,970.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par values)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$250,782	$233,558
Trade accounts receivable, net	275,958	266,057
Other receivables	10,375	9,650

Total receivables	286,333	275,707
Inventories, net	325,815	398,588
Prepaid expenses and other current assets	70,072	53,791
Deferred tax assets	11,720	11,720

Total current assets	944,722	973,364
Property and equipment, at cost, less accumulated depreciation and amortization	367,152	293,802
Intangible assets, less accumulated amortization	6,587	7,367
Deferred tax assets	12,323	12,323
Other assets, at cost	17,679	17,938

TOTAL ASSETS	$1,348,463	$1,304,794

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$9,893	$11,984
Short-term borrowings	46,096	18,346
Accounts payable	245,185	246,595
Accrued expenses	19,259	30,385

Total current liabilities	320,433	307,310
Long-term borrowings, excluding current installments	81,075	51,650
Deferred tax liabilities	77	0

Total liabilities	401,585	358,960
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 37,146 and 36,894 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively respectively	37	37
Class B Common Stock, $.001 par value; 100,000 shares authorized; 11,297 and 11,311 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively respectively	11	11
Additional paid-in capital	313,380	303,877
Accumulated other comprehensive income	13,209	4,265
Retained earnings	581,905	600,013

Skechers U.S.A., Inc. equity	908,542	908,203
Non-controlling interests	38,336	37,631

Total equity	946,878	945,834

TOTAL LIABILITIES AND EQUITY	$1,348,463	$1,304,794

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
Net sales	$434,351	$504,859	$910,585	$997,623
Cost of sales	291,021	267,214	574,645	522,560

Gross profit	143,330	237,645	335,940	475,063
Royalty income	1,376	875	3,024	1,260

	144,706	238,520	338,964	476,323

Operating expenses:
Selling	53,099	52,437	90,659	86,746
General and administrative	139,965	127,299	281,948	249,786

	193,064	179,736	372,607	336,532

Earnings (loss) from operations	(48,358)	58,784	(33,643)	139,791

Other income (expense):
Interest income	756	436	1,343	1,864
Interest expense	(2,352)	(118)	(4,317)	(833)
Other, net	(944)	1,611	(595)	1,820

	(2,540)	1,929	(3,569)	2,851

(Loss) earnings before income taxes	(50,898)	60,713	(37,212)	142,642
Income tax (benefit) expense	(20,846)	20,396	(19,313)	46,202

Net (loss) earnings	(30,052)	40,317	(17,899)	96,440
Less: Net (loss) earnings attributable to non-controlling interests	(136)	80	209	(93)

Net (loss) earnings attributable to Skechers U.S.A., Inc.	$(29,916)	$40,237	$(18,108)	$96,533

Net (loss) earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$(0.62)	$0.85	$(0.38)	$2.05

Diluted	$(0.62)	$0.82	$(0.38)	$1.97

Weighted average shares used in calculating earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	48,341	47,422	48,292	47,107

Diluted	48,341	49,130	48,292	48,955

Comprehensive (loss) income:
Net (loss) earnings	$(29,916)	$40,237	$(18,108)	$96,533
(Loss) gain on foreign currency translation adjustment, net of tax	4,671	(6,147)	8,943	(10,415)

Total comprehensive (loss) income	$(25,245)	$34,090	$(9,165)	$86,118

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(18,108)	$96,533
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Non-controlling interest in subsidiaries	209	(93)
Depreciation of property and equipment	15,088	10,870
Amortization of deferred financing costs	652	741
Amortization of intangible assets	790	892
Provision for bad debts and returns	5,748	3,135
Non-cash stock compensation	7,242	6,665
Loss on disposal of equipment	232	50
Deferred income taxes	75	(12)
(Increase) decrease in assets:
Receivables	(8,271)	(91,260)
Inventories	73,875	3,718
Prepaid expenses and other current assets	(15,973)	(2,215)
Other assets	65	(22,555)
Increase (decrease) in liabilities:
Accounts payable	1,871	(5,058)
Accrued expenses	(11,428)	(9,381)

Net cash provided by (used in) operating activities	52,067	(7,970)

Cash flows from investing activities:
Capital expenditures	(92,881)	(29,721)
Maturities of investments	0	30,000
Intangible additions	0	(31)

Net cash (used in) provided by investing activities	(92,881)	248

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	2,042	10,772
Increase in long-term borrowings	36,751	0
Payments on long-term debt	(9,390)	(281)
Increase (decrease) in short-term borrowings	27,705	(61)
Contribution from non-controlling interest of consolidated entity	115	1,000
Excess tax benefits from stock-based compensation	219	5,758

Net cash provided by financing activities	57,442	17,188

Net increase in cash and cash equivalents	16,628	9,466
Effect of exchange rates on cash and cash equivalents	596	(1,875)
Cash and cash equivalents at beginning of the period	233,558	265,675

Cash and cash equivalents at end of the period	$250,782	$273,266

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,439	$1,512
Income taxes	7,588	53,343

Non-cash transactions:
Land contribution from noncontrolling interest of consolidated entity	0	30,000
Note payable contribution from noncontrolling interest of consolidated entity	0	14,567
See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
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
     The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.
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
Non-controlling interests
     The Company has interests in certain joint ventures which are consolidated into its financial statements. Non-controlling interest was a loss of $0.1 million and income of $0.1 million for the three months ended June 30, 2011 and 2010, respectively, which represents the share of net earnings or loss that is attributable to our joint venture partners. Non-controlling interest was income of $0.2 million and a loss of $0.1 million for the six months ended June 30, 2011 and 2010, respectively.
     The Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. The VIE is consolidated into the condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities was as follows (in thousands):

	June 30, 2011	December 31, 2010
Current assets	$4,311	$6,058
Noncurrent assets	129,320	107,723

Total assets	$133,631	$113,781

Current liabilities	$55,791	$36,364
Noncurrent liabilities	17,766	17,359

Total liabilities	$73,557	$53,723

     The assets of these joint ventures are restricted in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of each joint venture have no recourse to Skechers U.S.A., Inc. The Company does not have a significant variable interest in any unconsolidated VIE’s.
Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. We do not expect that the adoption of this standard update will have a material impact on the Company’s consolidated financial statements.
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
(3) OTHER COMPREHENSIVE (LOSS) INCOME
     In addition to net (loss) earnings, other comprehensive (loss) income includes changes in foreign currency translation adjustments and income (loss) attributable to non-controlling interests. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with translation adjustments related to intercompany loans of a long-term nature are included in the translation adjustment in other comprehensive income (loss).
     The activity in other comprehensive (loss) income, net of income taxes, was as follows (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Comprehensive income (loss)	2011	2010	2011	2010
Net (loss) earnings	$(30,052)	$40,317	$(17,899)	$96,440
Gain (loss) on foreign currency translation adjustment, net of tax	4,781	(6,120)	9,324	(10,350)

Comprehensive (loss) income	(25,271)	34,197	(8,575)	86,090
Comprehensive income (loss) attributable to non-controlling interest	26	(107)	(590)	28

Comprehensive (loss) income attributable to parent	$(25,245)	$34,090	$(9,165)	$86,118

(4) SHARE-BASED COMPENSATION
     For stock-based awards we have recognized compensation expense based on the grant date fair value. Share-based compensation expense was $3.5 million and $3.4 million for the three months ended June 30, 2011 and 2010, respectively. Share-based compensation expense was $7.2 million and $6.7 million for the six months ended June 30, 2011 and 2010, respectively.
     Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2010	451,308	$11.26
Granted	0	0
Exercised	(98,503)	9.08
Cancelled	(85,058)	23.23

Outstanding at June 30, 2011	267,747	8.26	1.4 years	$1,664,273

Exercisable at June 30, 2011	267,747	8.26	1.4 years	$1,664,273

     A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the six months ended June 30, 2011 is presented below:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested at December 31, 2010	1,493,329	$18.97
Granted	10,000	21.00
Vested	(46,667)	31.37
Cancelled	(12,333)	17.44

Nonvested at June 30, 2011	1,444,329	18.77

     As of June 30, 2011, there was $18.3 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.4 years.
(5) EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share represents the weighted average number of common shares and potential common shares, if dilutive, that would arise from the exercise of stock options and nonvested shares using the treasury stock method.

     The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Basic earnings (loss) per share	2011	2010	2011	2010
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(29,916)	$40,237	$(18,108)	$96,533
Weighted average common shares outstanding	48,341	47,422	48,292	47,107
Basic earnings (loss) per share attributable to Skechers U.S.A., Inc.	$(0.62)	$0.85	$(0.38)	$2.05
     The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted earnings (loss) per share	2011	2010	2011	2010
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(29,916)	$40,237	$(18,108)	$96,533

Weighted average common shares outstanding	48,341	47,422	48,292	47,107
Dilutive effect of stock options	0	1,708	0	1,848

Weighted average common shares outstanding	48,341	49,130	48,292	48,955

Diluted earnings (loss) per share attributable to Skechers U.S.A., Inc.	$(0.62)	$0.82	$(0.38)	$1.97

     Options to purchase 851 shares and 38,938 shares of Class A common stock were not included in the computation of diluted earnings (loss) per share for the three months and six months ended June 30, 2011, respectively, because their effect would have been anti-dilutive. There were no options excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2010, respectively.
(6) INCOME TAXES
     The Company’s effective tax rates for the second quarter and first six months of 2011 were 41.0% and 51.9%, respectively, compared to the effective tax rates of 33.6% and 32.4% for the second quarter and first six months of 2010, respectively. Income tax benefit for the three months ended June 30, 2011 was $20.8 million compared to expense of $20.4 million for the same period in 2010. Income tax benefit for the six months ended June 30, 2011 was $19.3 million compared to expense of $46.2 million for the same period in 2010.
(7) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS
     The Company and its subsidiaries had $1.6 million of outstanding letters of credit and short-term borrowings of $46.1 million as of June 30, 2011 and $18.3 million at December 31, 2010.

     Long-term debt is as follows (in thousands):

	June 30,	December 31,
	2011	2010
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	$36,814	$39,325
Note payable to bank, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	36,344	0
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,889 paid in January 2011	0	6,900
Loan from HF Logistics I, LLC	17,766	17,358
Capital lease obligations	44	51

Subtotal	90,968	63,634
Less current installments	9,893	11,984

Total long-term debt	$81,075	$51,650

(8) LITIGATION
     The Company recognizes legal fees in connection with loss contingencies and other related matters as incurred.
     The Company occasionally becomes involved in litigation arising from the normal course of business, and management is unable to estimate the extent of any liability that may arise from unanticipated future litigation. The Company has no reason to believe that there was a reasonable possibility or a probability the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.
(9) STOCKHOLDERS’ EQUITY
     During the three months and six months ended June 30, 2011, 13,640 shares of Class B common stock were converted into shares of Class A common stock, respectively. During the three months and six months ended June 30, 2010, 852,225 and 1,014,105 shares of Class B common stock were converted into shares of Class A common stock, respectively.
     The following table reconciles equity attributable to non-controlling interest (in thousands):

	Six-Months Ended June 30,
	2011	2010
Non-controlling interest, January 1	$37,631	$3,448
Net earnings (loss) attributable to non-controlling interest	209	(93)
Foreign currency translation adjustment	381	70
Capital contribution by non-controlling interest	115	31,000

Non-controlling interest, June 30	$38,336	$34,425

(10) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the

Company’s segments. Net sales, gross profit and identifiable assets and additions to property and equipment for the domestic wholesale segment, international wholesale, retail, and the e-commerce segment on a combined basis were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
Domestic wholesale	$217,241	$317,788	$428,775	$591,747
International wholesale	105,002	77,779	274,413	201,128
Retail	106,573	102,344	196,363	189,586
E-commerce	5,535	6,948	11,034	15,162

Total	$434,351	$504,859	$910,585	$997,623

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross margins
Domestic wholesale	$37,608	$134,643	$103,855	$257,983
International wholesale	39,826	32,017	112,643	86,003
Retail	63,120	67,331	113,859	123,113
E-commerce	2,776	3,654	5,583	7,964

Total	$143,330	$237,645	$335,940	$475,063

	June 30, 2011	December 31, 2010
Identifiable assets
Domestic wholesale	$883,705	$891,671
International wholesale	333,258	300,153
Retail	131,323	112,774
E-commerce	177	196

Total	$1,348,463	$1,304,794

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Additions to property and equipment
Domestic wholesale	$42,993	$15,409	$78,784	$16,742
International wholesale	851	2,154	1,824	2,592
Retail	5,658	5,509	12,273	10,387

Total	$49,502	$23,072	$92,881	$29,721

Geographic Information:
The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales (1)
United States	$313,345	$416,122	$607,398	$776,833
Canada	11,715	11,851	27,517	27,875
Other international (2)	109,291	76,886	275,670	192,915

Total	$434,351	$504,859	$910,585	$997,623

	June 30, 2011	December 31, 2010
Long-lived assets
United States	$349,515	$276,457
Canada	1,374	1,590
Other international (2)	16,263	15,755

Total	$367,152	$293,802

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, Brazil, and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, and Vietnam.
(11) BUSINESS AND CREDIT CONCENTRATIONS
     The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $163.1 million and $164.4 million before allowances for bad debts, sales returns and chargebacks at June 30, 2011 and December 31, 2010, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $135.8 million and $121.4 million before allowance for bad debts, sales returns and chargebacks at June 30, 2011 and December 31, 2010, respectively. The Company’s credit losses attributable to write-offs for the three months ended June 30, 2011 and 2010 were $1.8 million and $0.2 million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2011 and 2010 were $2.5 million and $1.6 million, respectively.
     Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $356.8 million and $322.0 million at June 30, 2011 and December 31, 2010, respectively.
     The Company’s net sales to its five largest customers accounted for approximately 25.2% and 31.3% of total net sales for the three months ended June 30, 2011 and 2010, respectively. The Company’s net sales to its five largest customers accounted for approximately 20.1% and 28.2% of total net sales for the six months ended June 30, 2011 and 2010, respectively. No customer accounted for more than 10% of our net sales during the three months ended June 30, 2011. One customer accounted for 10.9% of our net sales during the three months ended June 30, 2010. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2011 and 2010, respectively. No customer accounted for more than 10% of our outstanding accounts receivable balance at June 30, 2011 and December 31, 2010, respectively.

     The Company’s top five manufacturers produced the following for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Manufacturer #1	31.7%	36.8%	30.8%	34.6%
Manufacturer #2	11.2%	14.2%	11.4%	13.3%
Manufacturer #3	7.6%	9.4%	8.6%	10.1%
Manufacturer #4	6.8%	8.1%	6.7%	8.6%
Manufacturer #5	6.3%	4.6%	6.3%	4.7%

	63.6%	73.1%	63.8%	71.3%

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
(12) RELATED PARTY TRANSACTIONS
     On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. The Company contributed $250,000 and $750,000 to the Foundation to use for various charitable causes during the three months and six months ended June 30, 2011, respectively.

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
     This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:
•	international, national and local general economic, political and market conditions including the recent global economic recession and the uncertain pace of recovery in our markets;

•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;

•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;

•	our ability to sustain, manage and forecast our costs and proper inventory levels;

•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;

•	our ability to continue to manufacture and ship our products that are sourced in China, which could be adversely affected by various economic, political or trade conditions, or a natural disaster in China;

•	our ability to predict our quarterly revenues, which have varied significantly in the past and can be expected to fluctuate in the future due to a number of reasons, many of which are beyond our control; and

•	other factors referenced or incorporated by reference in our company’s annual report on Form 10-K for the year ended December 31, 2010 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

FINANCIAL OVERVIEW
     Our net loss and gross margins for the first six months of 2011 were negatively impacted by several factors, including (i) an excess supply of footwear in the toning market from all manufacturers, including our competitors, which led to (ii) sales of lower margin toning product through our domestic wholesale channel and (iii) lower retail margins due to sales price markdowns in order to reduce excess inventory levels of toning product. During the second quarter in an effort to eliminate excess inventory, we aggressively reduced our toning inventory by selling two million pairs of our original Shape-ups at a loss of $21.0 million. We also recorded a $4.4 million reserve for additional toning product, which we believe reflects net realizable value of the remaining toning inventory. We anticipate our domestic revenues and margins will be lower for 2011 compared to 2010 as a result of the reduced demand and lower pricing of product in the toning category. We continue to closely monitor our inventory position of toning product, which we expect to continue to decline in the second half of 2011. We believe that new styles and lines of footwear that we will be launching later this year will have an offsetting positive impact on our results of operations in the second half of 2011 and into 2012.
     We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross profit. The largest portion of our revenue is derived from the domestic wholesale segment. Net loss for the three months ended June 30, 2011 was $29.9 million, or $0.62 per diluted share.
     Revenue as a percentage of net sales was as follows:

	Three-Months Ended June 30,
	2011	2010
Percentage of revenues by segment
Domestic wholesale	50.0%	62.9%
International wholesale	24.2%	15.4%
Retail	24.5%	20.3%
E-commerce	1.3%	1.4%

Total	100%	100%

     As of June 30, 2011, we owned 261 domestic retail stores and 44 international retail stores, and we have established our presence in most of what we believe to be the major domestic retail markets. During the first six months of 2011, we opened 13 domestic concept stores, five domestic outlet stores, two domestic warehouse stores, and one international concept store and we closed one domestic concept store, one domestic warehouse store, and one international concept store. We annually review all of our stores for impairment, or more frequently if triggering events occur which may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.
     During the remainder of 2011, we intend to focus on: (i) completing our domestic distribution center, (ii) managing our inventory and expense structure to be in line with expected sales levels (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 15 to 20 stores, including several international company-owned stores, and (v) increasing the product count for all customers by delivering trend-right styles at reasonable prices.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2011		2010		2011		2010
Net sales	$434,351	100.0%	$504,859	100.0%	$910,585	100.0%	$997,623	100.0%
Cost of sales	291,021	67.0	267,214	52.9	574,645	63.1	522,560	52.4

Gross profit	143,330	33.0	237,645	47.1	335,940	36.9	475,063	47.6
Royalty income	1,376	0.3	875	0.1	3,024	0.3	1,260	0.1

	144,706	33.3	238,520	47.2	338,964	37.2	476,323	47.7

Operating expenses:
Selling	53,099	12.2	52,437	10.4	90,659	10.0	86,746	8.7
General and administrative	139,965	32.2	127,299	25.2	281,948	30.9	249,786	25.0

	193,064	44.4	179,736	35.6	372,607	40.9	336,532	33.7

Earnings (loss) from operations	(48,358)	(11.1)	58,784	11.6	(33,643)	(3.7)	139,791	14.0
Interest income	756	0.1	436	0.1	1,343	0.2	1,864	0.2
Interest expense	(2,352)	(0.5)	(118)	0	(4,317)	(0.5)	(833)	(0.1)
Other, net	(944)	(0.2)	1,611	0.3	(595)	(0.1)	1,820	0.2

Earnings (loss) before income taxes	(50,898)	(11.7)	60,713	12.0	(37,212)	(4.1)	142,642	14.3
Income tax (benefit) expense	(20,846)	(4.8)	20,396	4.0	(19,313)	(2.1)	46,202	4.6

Net (loss) earnings	(30,052)	(6.9)	40,317	8.0	(17,899)	(2.0)	96,440	9.7
Less: Net (loss) income attributable to non-controlling interests	(136)	0	80	0	209	0	(93)	0

Net (loss) earnings attributable to Skechers U.S.A., Inc.	$(29,916)	(6.9)%	$40,237	8.0%	$(18,108)	(2.0)%	$96,533	9.7%

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010
Net sales
     Net sales for the three months ended June 30, 2011 were $434.4 million, a decrease of $70.5 million, or 14.0%, as compared to net sales of $504.9 million for the three months ended June 30, 2010. The decrease in net sales was primarily attributable to lower sales in our domestic wholesale segment due to reduced sales of toning products partially offset by higher sales in our international wholesale segment.
     Our domestic wholesale net sales decreased $100.6 million, or 31.6%, to $217.2 million for the three months ended June 30, 2011 from $317.8 million for the three months ended June 30, 2010. The largest decrease in our domestic wholesale segment came in our women’s and men’s toning divisions. The average selling price per pair within the domestic wholesale segment decreased to $19.22 per pair for the three months ended June 30, 2011 from $24.87 per pair in the same period last year, primarily as a result of selling two million pairs of our original Shape-ups at a loss of $21.0 million. The decrease in the domestic wholesale segment’s net sales came on an 11.5% unit sales volume decrease to 11.3 million pairs for the three months ended June 30, 2011 from 12.8 million pairs for the same period in 2010.
     Our international wholesale segment sales increased $27.2 million, or 35.0%, to $105.0 million for the three months ended June 30, 2011 compared to sales of $77.8 million for the three months ended June 30, 2010. Our international wholesale sales consist of direct subsidiary sales — those we make to department stores and specialty retailers — and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $12.8 million, or 22.7%, to $68.8 million for the three months ended June 30, 2011 compared to net sales of $56.0 million for the three months ended June 30, 2010. The largest sales increases during the quarter came from our subsidiaries in Italy and Spain. Our distributor sales increased $14.5 million to $36.2 million for the three months ended June 30, 2011, a 66.6% increase from sales of $21.7 million for the three months ended June 30, 2010. This was primarily attributable to increased sales to our distributors in Japan and the United Arab Emirates (“UAE”).

     Our retail segment sales increased $4.3 million to $106.6 million for the three months ended June 30, 2011, a 4.1% increase over sales of $102.3 million for the three months ended June 30, 2010. The increase in retail sales was attributable to a net increase of 43 domestic and international stores compared to the same period in 2010. For the three months ended June 30, 2011, we realized negative comparable store sales of 10.2% in our domestic retail stores and positive comparable store sales of 0.3% in our international retail stores. The comparable store sales decline domestically was principally driven by reduced demand for our toning product as well as reduced average retail pricing as described above. During the three months ended June 30, 2011, we opened ten new domestic concept stores, four domestic outlet stores, two domestic warehouse stores, and we closed one domestic concept store and one domestic warehouse store. Our domestic retail sales decreased 0.6% for the three months ended June 30, 2011 compared to the same period in 2010 as the result of negative comparable store sales partially offset by a net increase of 33 domestic stores. Our international retail sales increased 42.4% for the three months ended June 30, 2011 compared to the same period in 2010 attributable to a net increase of 10 international stores.
     Our e-commerce sales decreased $1.4 million from $6.9 million for the three months ended June 30, 2010 to $5.5 million for the three months ended June 30, 2011, a 20.3% decrease. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the three-month periods ended June 30, 2011 and 2010.
Gross profit
     Gross profit for the three months ended June 30, 2011 decreased $94.3 million to $143.3 million as compared to $237.6 million for the three months ended June 30, 2010. Gross profit as a percentage of net sales, or gross margin, decreased to 33.0% for the three months ended June 30, 2011 from 47.1% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $97.0 million, or 72.1%, to $37.6 million for the three months ended June 30, 2011 compared to $134.6 million for the three months ended June 30, 2010. Domestic wholesale margins decreased to 17.3% in the three months ended June 30, 2011 from 42.4% for the same period in the prior year. The decrease in domestic wholesale margins was primarily attributable to the sell-through of toning product to reduce this excess inventory. During the second quarter we sold two million pairs of our original Shape-ups at a loss of $21.0 million as well as recorded a $4.4 million reserve for our remaining toning product.
     Gross profit for our international wholesale segment increased $7.8 million, or 24.4%, to $39.8 million for the three months ended June 30, 2011 compared to $32.0 million for the three months ended June 30, 2010. Gross margins were 37.9% for the three months ended June 30, 2011 compared to 41.2% for the three months ended June 30, 2010. The decrease in gross margins for the international wholesale segment was attributable to increased distributor sales, which achieved lower gross margins than our international wholesale sales through our foreign subsidiaries. Gross margins for our direct subsidiary sales were 45.4% for the three months ended June 30, 2011 as compared to 46.9% for the three months ended June 30, 2010. Gross margins for our distributor sales were 23.8% for the three months ended June 30, 2011 as compared to 26.4% for the three months ended June 30, 2010.
     Gross profit for our retail segment decreased $4.2 million, or 6.3%, to $63.1 million for the three months ended June 30, 2011 as compared to $67.3 million for the three months ended June 30, 2010. Gross margins for all stores were 59.2% for the three months ended June 30, 2011 as compared to 65.8% for the three months ended June 30, 2010. Gross margins for our domestic stores were 59.5% for the three months ended June 30, 2011 as compared to 65.7% for the three months ended June 30, 2010. Gross margins for our international stores were 57.7% for the three months ended June 30, 2011 as compared to 66.4% for the three months ended June 30, 2010. The decrease in domestic and international retail margins was primarily because of lower average selling prices that resulted from increased competition and the sell-through of our excess toning inventory.
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

Selling expenses
     Selling expenses increased by $0.7 million, or 1.3%, to $53.1 million for the three months ended June 30, 2011 from $52.4 million for the three months ended June 30, 2010. As a percentage of net sales, selling expenses were 12.2% and 10.4% for the three months ended June 30, 2011 and 2010, respectively. The increase in selling expenses was primarily the result of higher sales commission rates on our toning products and sales representative sample costs.
     Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.
General and administrative expenses
     General and administrative expenses increased by $12.7 million, or 9.9%, to $140.0 million for the three months ended June 30, 2011 from $127.3 million for the three months ended June 30, 2010. As a percentage of sales, general and administrative expenses were 32.2% and 25.2% for the three months ended June 30, 2011 and 2010, respectively. The increase in general and administrative expenses was primarily attributable to increased research and development costs for new products of $2.7 million, increased rent expense of $2.5 million attributable to an additional 43 stores from the prior year, increased outside professional fees of $2.3 million, and increased depreciation expense of $2.1 million. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $30.2 million and $25.7 million for the three months ended June 30, 2011 and 2010, respectively.
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
Interest income
     Interest income was $0.8 million for the three months ended June 30, 2011 compared to $0.4 million for the same period in 2010.
Interest expense
     Interest expense was $2.4 million for the three months ended June 30, 2011 compared to $0.1 million for the same period in 2010. The increase was attributable to increased interest paid to our foreign manufacturers.
Income taxes
     Our effective tax rate was 41.0% and 33.6% for the three months ended June 30, 2011 and 2010, respectively. Income tax benefit for the three months ended June 30, 2011 was $20.8 million compared to expense of $20.4 million for the same period in 2010.
     After the first quarter of 2011, estimating a reliable annual effective tax rate for our company for the year became increasingly difficult because of the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the six month period ended June 30, 2011.
Non-controlling interest in net income and loss of consolidated subsidiaries
     Non-controlling interest for the three months ended June 30, 2011 decreased $0.2 million to a loss of $0.1 million as compared to income of $0.1 million for the same period in 2010. Non-controlling interest represents the share of net earnings (loss) that is attributable to our joint venture partners.
SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010
Net sales
     Net sales for the six months ended June 30, 2011 were $910.6 million, a decrease of $87.0 million, or 8.7%, as compared to net sales of $997.6 million for the six months ended June 30, 2010. The decrease in net sales was primarily attributable to lower sales in our domestic wholesale segment due to reduced sales of toning products partially offset by higher sales in our international wholesale segment.
     Our domestic wholesale net sales decreased $162.9 million, or 27.5%, to $428.8 million for the six months ended June 30, 2011, from $591.7 million for the six months ended June 30, 2010. The largest decrease in our domestic wholesale segment came in our women’s and men’s toning divisions. The average selling price per pair within the domestic wholesale segment decreased to $19.52 per pair for the six months ended June 30, 2011 from $24.28 per pair in the same period last year, as a result of the sell-through of our excess toning inventory. The decrease in the domestic wholesale segment’s net sales came on a 9.9% unit sales volume decrease to 22.0 million pairs for the six months ended June 30, 2011 from 24.4 million pairs for the same period in 2010.
     Our international wholesale segment sales increased $73.3 million, or 36.4%, to $274.4 million for the six months ended June 30, 2011, compared to sales of $201.1 million for the six months ended June 30, 2010. Direct subsidiary sales increased $44.0 million, or 28.4%, to $199.3 million for the six months ended June 30, 2011 compared to net sales of $155.3 million for the six months ended June 30, 2010. The largest sales increases during the six months came from our subsidiaries in Italy, United Kingdom, Brazil, and Spain. Our distributor sales increased $29.3 million to $75.1 million for the six months ended June 30, 2011, a 63.9% increase from sales of $45.8 million for the six months ended June 30, 2010. This was primarily attributable to increased sales to our distributors in Japan, the United Arab Emirates (“UAE”), and Korea.
     Our retail segment sales increased $6.8 million to $196.4 million for the six months ended June 30, 2011, a 3.6% increase over sales of $189.6 million for the six months ended June 30, 2010. The increase in retail sales was attributable to a net increase of 43 domestic and international stores compared to the same period in 2010. For the six months ended June 30, 2011, we realized negative comparable store sales of 10.7% in our domestic retail stores and positive comparable store sales of 2.9% in our international retail stores. The comparable store sales decline domestically was principally driven by reduced demand for our toning product as well as reduced average retail pricing as described above. During the six months ended June 30, 2011, we opened 13 new domestic concept stores, five domestic outlet stores, two domestic warehouse stores, one international concept store, and we closed one domestic concept store, one domestic warehouse store, and one international concept store. Our domestic retail sales decreased 1.4% for the six months ended June 30, 2011 compared to the same period in 2010 as the result of negative comparable store sales partially offset by a net increase of 33 domestic stores. Our international retail sales increased 46.3% for the six months ended June 30, 2011 compared to the same period in 2010 attributable to positive comparable store sales and a net increase of 10 international stores.
     Our e-commerce sales decreased $4.2 million from $15.2 million for the six months ended June 30, 2010 to $11.0 million for the six months ended June 30, 2011, a 27.2% decrease. Our e-commerce sales made up approximately 1% of our consolidated net sales in the six months ended June 30, 2011 compared to approximately 2% during the same period in the prior year.

Gross profit
     Gross profit for the six months ended June 30, 2011 decreased $139.2 million to $335.9 million as compared to $475.1 million for the six months ended June 30, 2010. Gross profit as a percentage of net sales, or gross margin, decreased to 36.9% for the six months ended June 30, 2011 from 47.6% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $154.1 million, or 59.7%, to $103.9 million for the six months ended June 30, 2011 compared to $258.0 million for the six months ended June 30, 2010. Domestic wholesale margins decreased to 24.2% in the six months ended June 30, 2011 from 43.6% for the same period in the prior year. The decrease in domestic wholesale margins was attributable to the sell-through of our excess toning inventory resulting from the oversupply of products from all manufacturers, including our competitors, in the toning market. During the six months ended June 30, 2011, we reduced our excess toning inventory by selling two million pairs of our original Shape-ups at a loss of $21.0 million and recorded an additional $4.4 million reserve for our remaining toning product.
     Gross profit for our international wholesale segment increased $26.6 million, or 31.0%, to $112.6 million for the six months ended June 30, 2011 compared to $86.0 million for the six months ended June 30, 2010. Gross margins were 41.1% for the six months ended June 30, 2011 compared to 42.8% for the six months ended June 30, 2010. The decrease in gross margins for the international wholesale segment was attributable to increased distributor sales, which achieved lower gross margins than our international wholesale sales through our foreign subsidiaries. Gross margins for our direct subsidiary sales were 46.9% for the six months ended June 30, 2011 as compared to 47.1% for the six months ended June 30, 2010. Gross margins for our distributor sales were 25.5% for the six months ended June 30, 2011 as compared to 28.0% for the six months ended June 30, 2010.
     Gross profit for our retail segment decreased $9.2 million, or 7.5%, to $113.9 million for the six months ended June 30, 2011 as compared to $123.1 million for the six months ended June 30, 2010. Gross margins for all stores were 58.0% for the six months ended June 30, 2011 as compared to 64.9% for the six months ended June 30, 2010. Gross margins for our domestic stores were 58.5% for the six months ended June 30, 2011 as compared to 65.1% for the six months ended June 30, 2010. Gross margins for our international stores were 54.9% for the six months ended June 30, 2011 as compared to 64.0% for the six months ended June 30, 2010. The decrease in domestic and international retail margins was primarily attributable to lower average selling prices of our toning inventory.
Selling expenses
     Selling expenses increased by $4.0 million, or 4.5%, to $90.7 million for the six months ended June 30, 2011 from $86.7 million for the six months ended June 30, 2010. As a percentage of net sales, selling expenses were 10.0% and 8.7% for the six months ended June 30, 2011 and 2010, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $2.3 million for the six months ended June 30, 2011.
General and administrative expenses
     General and administrative expenses increased by $32.1 million, or 12.9%, to $281.9 million for the six months ended June 30, 2011 from $249.8 million for the six months ended June 30, 2010. As a percentage of sales, general and administrative expenses were 30.9% and 25.0% for the six months ended June 30, 2011 and 2010, respectively. The increase in general and administrative expenses was primarily attributable to higher rent expense of $6.0 million attributable to an additional 43 stores from the prior year, increased outside professional fees of $5.8 million, increased depreciation expense of $4.1 million, and increased research and development costs for new products of $2.5 million. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $66.8 million and $58.8 million for the six months ended June 30, 2011 and 2010, respectively.

Interest income
     Interest income was $1.3 million for the six months ended June 30, 2011 compared to $1.9 million for the same period in 2010. The decrease in interest income was primarily attributable to interest received on refunds of customs and duties payments for the six months ended June 30, 2010.
Interest expense
     Interest expense was $4.3 million for the six months ended June 30, 2011 compared to $0.8 million for the same period in 2010. The increase was attributable to increased interest paid to our foreign manufacturers.
Income taxes
     Our effective tax rate was 51.9% and 32.4% for the six months ended June 30, 2011 and 2010, respectively. Income tax benefit for the six months ended June 30, 2011 was $19.3 million compared to expense of $46.2 million for the same period in 2010.
     After the first quarter of 2011, estimating a reliable annual effective tax rate for our company for the year became increasingly difficult because of the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our company’s estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the six month period ended June 30, 2011.
Non-controlling interest in net income and loss of consolidated subsidiaries
     Non-controlling interest for the six months ended June 30, 2011 increased $0.3 million to income of $0.2 million as compared to a loss of $0.1 million for the same period in 2010.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital at June 30, 2011 was $624.3 million, a decrease of $41.8 million from working capital of $666.1 million at December 31, 2010. Our cash and cash equivalents at June 30, 2011 were $250.8 million compared to $233.6 million at December 31, 2010. The increase in cash and cash equivalents of $17.2 million was the result of reduced inventory levels of $73.9 million and increased borrowings of $64.4 million, partially offset by capital expenditures of $92.9 million and a net loss of $18.1 million.
     For the six months ended June 30, 2011, net cash provided by operating activities was $52.1 million as compared to net cash used of $8.0 million for the six months ended June 30, 2010. The increase in net cash provided by operating activities in the six months ended June 30, 2011 as compared to the same period in the prior year was primarily the result of reduced inventory levels.
     Net cash used in investing activities was $92.9 million for the six months ended June 30, 2011 as compared to net cash provided by investing activities of $0.2 million for the six months ended June 30, 2010. The decrease in net cash provided by investing activities in the six months ended June 30, 2011 as compared to the same period in the prior year was the result of increased capital expenditures and the maturity of short-term investments in the prior year. Capital expenditures for the six months ended June 30, 2011 were approximately $92.9 million, which consisted of $36.0 million of development costs for our new distribution center, $38.4 million in warehouse equipment upgrades, and $12.3 million for new store openings and remodels. Capital expenditures for the six months ended June 30, 2010 were $29.7 million, which primarily consisted of new store openings and remodels and development costs for our new distribution center. Excluding the costs of our new distribution center and distribution equipment, we expect our ongoing capital expenditures for the remainder of 2011 to be approximately

$10 million to $15 million, which includes opening an additional 15 to 20 retail stores along with store remodels. We are currently in the process of designing and purchasing the equipment to be used in our new distribution center and estimate the cost of this equipment to be approximately $85.0 million, of which $77.7 million was incurred as of June 30, 2011. We expect to spend the remaining balance during the second half of 2011. In January 2010, we entered into a joint venture agreement to build our new 1.8 million square foot distribution facility in Rancho Belago, California, which we expect to occupy when completed in 2011. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.
     Net cash provided by financing activities was $57.4 million during the six months ended June 30, 2011 compared to $17.2 million during the six months ended June 30, 2010. The increase in cash provided by financing activities in the six months ended June 30, 2011 as compared to the same period in the prior year was primarily attributable to increased borrowings.
     On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of June 30, 2011, the total outstanding amount on these notes was $73.2 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.
     On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the “Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement are being used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million and the loan matures on April 30, 2012, which may be extended for six months if certain conditions are met. Borrowings bear interest based on LIBOR. We had $43.6 million outstanding under this facility, which is included in short-term borrowings on June 30, 2011. We paid commitment fees of $737,500 on this loan, which are being amortized over the life of the facility.
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
     On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of seven banks that replaced the previous $150 million credit agreement. On November 5, 2009, March 4, 2010 and May 3, 2011, we entered into three successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The credit agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (1.00%, 1.25% or 1.50% for Base Rate loans and 2.00%, 2.25% or 2.50% for LIBOR loans). We pay a monthly unused line of credit fee of 0.375% or 0.5% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the remaining four-year life of the facility.
     We had outstanding short-term and long-term borrowings of $137.1 million as of June 30, 2011, of which $73.2 million relates to notes payable for warehouse equipment for our new distribution center which are secured by the equipment, $43.6 million relates to our construction loan for our new distribution center, $17.8 million relates to a note for development costs paid by and due to HF for our new distribution center, and the remaining balance relates to our joint venture in China.
     We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through June 30, 2012. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2011. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2011.
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
EXCHANGE RATES
     Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2010 and the first six months of 2011, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.
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
     Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at June 30, 2011. We had $46.1 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.
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
     Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia Thailand and Vietnam. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $8.9 million and loss of $10.4 million for the six months ended June 30, 2011 and 2010, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2011 would have reduced the values of our net investments by approximately $7.1 million.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements as a result of error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements as a result of error or fraud may occur and not be detected.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Our claims and advertising for our toning products including for our Shape-ups are subject to the requirements of, and routinely come under review by regulators including the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. We are currently responding to requests for information regarding our claims and advertising from regulatory and quasi-regulatory agencies in the United States and several other countries and are fully cooperating with those requests. While we believe that our claims and advertising with respect to our core toning products are supported by scientific tests, expert opinions and other relevant data, and while we have been successful in defending our claims and advertising in several different countries, we have discontinued using certain test results and we periodically review and update our claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in our claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.
     Based on our current discussions with the FTC staff, we do not believe that the pending inquiry will likely end in a closure letter assuring no further regulatory action. The FTC inquiry currently is at the staff level. If the need arises, we plan to vigorously defend the company’s position directly to the Director of the FTC’s Bureau of Consumer Protection and the FTC Commissioners. It is still too early in the process to predict the outcome of any pending inquiries or a reasonable range of potential losses and whether such an outcome will have a material effect on our advertising, promotional claims, business, results of operations or financial position.

     The toning footwear category, including our Shape-ups products, has also been the subject of some media attention arising from a number of consumer complaints and allegations of injury while wearing Shape-ups. We believe our products are safe and are defending ourselves from these media stories and injury allegations. It is too early, however, to predict the outcome of the ongoing inquiries and whether such an outcome will have a material effect on our advertising, promotional claims, business, results of operations or financial position.
     Asics Corporation and Asics America Corporation v. Skechers U.S.A., Inc. — On May 11, 2010, Asics Corporation and Asics America Corporation (collectively, “Asics”) filed an action against our company in the United States District Court for the Central District of California, SACV 10-00636 CJC/MLG, alleging trademark infringement, unfair competition, and trademark dilution under both federal and California law and false advertising under California law arising out of our alleged use of stripe designs similar to Asics trademarks. The complaint seeks, among other things, permanent and preliminary injunctive relief, compensatory damages, profits, treble and punitive damages, and attorneys fees. The matter is in the early discovery phase. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
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
     Sonia Stalker v. Skechers U.S.A., Inc. — On July 2, 2010, Sonia Stalker filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint, as subsequently amended, seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, we removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 SJO (JEM). On August 23, 2010, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On August 27, 2010, plaintiff moved to certify the class, which motion we have opposed. On January 21, 2011, the court stayed the action for the separate reasons that the Grabowski action was filed first and takes priority under the first-to-file doctrine and that the outcomes in pending appeals in two unrelated actions will significantly affect the outcome of plaintiff’s motion for class certification and the resolution of this action. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
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
     Tamia Richmond v. Skechers U.S.A., Inc. and HKM Productions, Inc. — On August 31, 2010, Tamia Richmond filed a lawsuit against our company and HKM Productions in California Superior Court, County of Los Angeles, Case No. BC444730. The complaint alleged, among other things, that we had used Ms. Richmond’s image and likeness in certain unauthorized forms of media. We subsequently settled the matter and, on July 13, 2011, Ms. Richmond filed a dismissal with prejudice with the court. The settlement will not have a material adverse impact on our results of operations or financial position.
     Patty Tomlinson v. Skechers U.S.A., Inc. — On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, and it is now pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 16, 2011, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but has stayed remand pending completion of appellate review. We have sought appellate review by the Eighth Circuit Court of Appeals and, if necessary, will pursue a petition for certiorari to the United States Supreme Court. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
     Terena Lovston v. Skechers U.S.A., Inc. — On May 13, 2011, Terena Lovston filed a lawsuit against our company in Circuit Court in Lonoke County, Arkansas, Case No. CV-11-321. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for our toning footwear products violates Arkansas’ Deceptive Trade Practices Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class and compensatory damages. On June 3, 2011, we removed the case to the United States District Court for the Eastern District of Arkansas, and it is now pending as Terena Lovston v. Skechers U.S.A., Inc., 4:11- cv-00460-DPM. On June 6, 2011, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On July 19, 2011, the court indicated its intent to remand the case to Arkansas state court but stayed remand pending further briefing by the parties. On August 5, 2011, the court issued an order staying the case pending completion of the appellate process in the Tomlinson action. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.
     Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP — On March 3, 2011, we filed a complaint against Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP (collectively, the “Defendants”) in Superior Court of the State of California in Los Angeles County, Case No. YC064333. In our complaint, we alleged, among other things, that the Defendants had breached their duties of care, loyalty and fidelity to us by negligently and carelessly providing legal representation, and that the Defendants had engaged in self-dealing and breaches of their fiduciary duties to us. We are seeking actual and consequential damages, declaratory relief, interest, punitive damages, and attorneys’ fees and costs. On April 29, 2010, the Defendants filed a cross complaint against us, which alleges breach of written contract for failure to pay certain contingency fees, entitlement to contingency fees based on the principal of quantum meruit, breach of implied covenant of good faith and fair dealing, and fraud and intentional misrepresentation. The Defendants seek damages under the retainer agreement, the reasonable value of their services, as well as consequential and incidental damages, interest, punitive damages, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
     Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Larrie Corporation (M) Sdn Bhd — On March 17, 2011, we filed a complaint against Larrie Corporation (M) Sdn Bhd (“Larrie”) in the High Court of Malaya at Kuala Lumpur (Commercial Division), Case No. D-22IP-12-2011. In our complaint, we alleged that Larrie passed off footwear bearing marks that resemble our trademarks, and unlawfully interfered with our trade in Malaysia. We are seeking declaratory and injunctive relief, economic damages including profits, interest, and attorneys’ fees and costs. On May 4, 2011, Larrie filed a defense and counterclaim against us, which alleges that Larrie is entitled to the exclusive right to use an “S” logo in Malaysia in connection with footwear, that we have unlawfully interfered with Larrie’s business, and that we have maliciously commenced this lawsuit and made false and malicious allegations. Larrie seeks declaratory and injunctive relief, general damages, aggravated and/or exemplary damages, interest, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
     Holly and Timothy Ward v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On February 10, 2011, Holly and Timothy Ward filed a lawsuit against our company in United States District Court, Southern District of Ohio, Case No. 1:11-cv-00080-MPB. The complaint alleges, among other things, that Shape-ups are defective and unreasonably dangerous, that we were negligent in their design and manufacture, that we failed to provide consumers with adequate warnings, and that the shoes do not conform to the representations that we made about them. Ms. Ward is seeking economic damages for past and future medical expenses, past and future impairment of earning capacity, pain and suffering, loss of enjoyment of life, and attorneys’ fees and costs. Mr. Ward is seeking damages for his loss of consortium, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.
     Allison Drury v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On April 4, 2011, Allison Drury filed a lawsuit against our company in United States District Court, Western District of Kentucky, Louisville Division, Case No. 3:11-cv-00201-CRS. The complaint alleges, among other things, that Shape-ups are defective and unreasonably dangerous, that we were negligent in their design and manufacture, that we failed to provide consumers with adequate warnings, that we breached express and implied warranties, and that we made false, misleading and deceptive representations about the benefits of the shoes and thereby engaged in fraud and violations of the Kentucky Consumer Protection Act. Ms. Drury is seeking economic damages for past and future medical expenses, past and future loss of income, pain and suffering, loss of enjoyment of life, and attorneys’ fees and costs, as well as punitive damages. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously.
     Nellie Barker v. Skechers U.S.A., Inc. and J.C. Penney Company, Inc. — On April 25, 2011, Nellie Barker filed a lawsuit against our company and J.C. Penney in Superior Court of the State of California in Orange County, Case No. 30-2011-00469782. The complaint alleges, among other things, that Shape-ups are defective and unreasonably dangerous, that we were negligent in their design and manufacture, that we failed to provide consumers with adequate warnings, and that we made false, misleading and deceptive representations about the benefits of the shoes. Ms. Barker is seeking general damages, economic damages for past and future medical expenses, past and future loss of income, interest, punitive and exemplary damages, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously.
     Melissa and Richard Kearnely v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On May 13, 2011, Melissa and Richard Kearnely filed a lawsuit against our company in United States District Court, Eastern District of Kentucky, London Division, Case No. 6:11-cv-139-GFVT. The complaint alleges, among other things, that Shape-ups are defective and unreasonably dangerous, that we were negligent in their design and manufacture, that we failed to provide consumers with adequate warnings, that we breached express and implied warranties, and that we made false, misleading and deceptive representations about the benefits of Shape-ups and thereby engaged in fraud and violations of the Kentucky Consumer Protection Act. Ms. Kearnely is seeking economic damages for past and future medical expenses, past and future loss of income, pain and suffering, loss of enjoyment of life, and attorneys’ fees and costs, as well as punitive damages. Mr. Kearnely is seeking damages for his loss of consortium, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously.
     Donna Burkett v. Skechers U.S.A., Inc. — On May 26, 2011, Donna Burkett filed a lawsuit against us in Circuit Court in Jefferson County, Alabama, Case No. CV-2011-901878.00. The complaint alleges, among other things, that Shape-ups are defective and unreasonably dangerous, that we were negligent and wanton in their design and manufacture, and that we failed to provide consumers with adequate warnings. Ms. Burkett is seeking compensatory and punitive damages, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously.
     We occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from unanticipated future litigation. We have no reason to believe that there was a reasonable possibility or a probability our company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.
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
We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.
     During the six months ended June 30, 2011 and 2010, our net sales to our five largest customers accounted for approximately 20.1% and 28.2% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2011 or 2010. No customer accounted for more than 10% of outstanding accounts receivable balance at June 30, 2011. One customer accounted for 15.1% of our outstanding accounts receivable balance at June 30, 2010. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.
We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.
     Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2011 and 2010, the top five manufacturers of our manufactured products produced approximately 63.8% and 71.3% of our total purchases, respectively. One manufacturer accounted for 30.8% of total purchases for the six months ended June 30, 2011, and the same manufacturer accounted for 34.6% of total purchases for the same period in 2010. A second manufacturer accounted for 11.4% of our total purchases during the six months ended June 30, 2011 and the same manufacturer accounted for 13.3% of total purchases for the same period in 2010. A third manufacturer accounted for 8.6% of total purchases during the six months ended June 30, 2011 and the same manufacturer accounted for 10.1% of total purchases for the same period in 2010. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.
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
     As of June 30, 2011, Robert Greenberg, Chairman of the Board and Chief Executive Officer, beneficially owned 29.8% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares. The remainder of our outstanding Class B common shares is held in two irrevocable trusts for the benefit of Mr. Greenberg and his immediate family members, and voting control of such shares resides with the independent trustee. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2011, Mr. Greenberg beneficially owned approximately 22.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, they beneficially owned approximately 35.0% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, Mr. Greenberg’s significant influence on actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.
The Toning Footwear Category Has Come Under Public and Regulatory Scrutiny That May Have A Negative Impact On Our Business And Results Of Operations.
     The relatively new toning footwear product category, including our own Shape-ups products, has come under significant scrutiny in the past year, including highly publicized negative professional opinions, some negative publicity and media attention, personal injury lawsuits and attorneys publicly marketing their services to consumers who were allegedly aggrieved by the marketing of our toning products or injured by Shape-ups. The negative publicity and media attention has ranged from questioning the validity of our advertising and promotional claims to the allegations of personal injury lawsuits and overall safety of these products. We believe that Shape-ups and our other toning products are safe but are not able to predict what effect this negative publicity will have on sales of toning footwear generally and our Shape-ups products in particular, whether such publicity will continue, and what the overall effect will be on our business and our results of operations.
It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Products In The Fitness Footwear Market.
     The toning footwear market is a relatively new product category dominated by a handful of competitors who design, market and advertise their products to promote benefits associated with wearing the footwear. Advertising promoting benefits associated with these products routinely comes under review from regulators including the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. As noted under “Legal Proceedings” in Part I, Item 3 of this quarterly report, we have received requests for information relating to our advertising claims for Shape-ups and other toning products. These inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in our claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation. Based on our current discussions with the FTC, we do not believe that pending inquiry likely will end in a closure letter that assures no further regulatory action. We continue to defend our claims and advertising with respect to our core toning products vigorously before the FTC and other regulators, and we are not able to predict the outcome of these inquiries and what, if any, effect, they may have on our advertising, promotional claims, business, or results of operations.

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

**	Furnished, not filed, herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011	SKECHERS U.S.A., INC.
	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer