Form 10-Q
period 2011-09-30
SKECHERS USA INC
filed 2011-11-09
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2011: 38,593,996.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2011: 11,296,970.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$247,974	$233,558
Trade accounts receivable, net	244,977	266,057
Other receivables	7,136	9,650

Total receivables	252,113	275,707
Inventories, net	238,360	398,588
Prepaid expenses and other current assets	78,168	53,791
Deferred tax assets	11,720	11,720

Total current assets	828,335	973,364
Property and equipment, at cost, less accumulated depreciation and amortization	382,418	293,802
Intangible assets, less accumulated amortization	6,192	7,367
Deferred tax assets	12,323	12,323
Other assets, at cost	19,037	17,938

TOTAL ASSETS	$1,248,305	$1,304,794

LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$9,974	$11,984
Short-term borrowings	49,368	18,346
Accounts payable	145,635	246,595
Accrued expenses	21,055	30,385

Total current liabilities	226,032	307,310
Long-term borrowings, excluding current installments	78,974	51,650
Deferred tax liabilities	73	0

Total liabilities	305,079	358,960
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 37,155 and 36,894 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	37	37
Class B Common Stock, $.001 par value; 100,000 shares authorized; 11,297 and 11,311 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	11	11
Additional paid-in capital	317,016	303,877
Accumulated other comprehensive income (loss)	(2,298)	4,265
Retained earnings	590,190	600,013

Skechers U.S.A., Inc. equity	904,956	908,203
Non-controlling interests	38,270	37,631

Total equity	943,226	945,834

TOTAL LIABILITIES AND EQUITY	$1,248,305	$1,304,794

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
Net sales	$412,183	$554,626	$1,322,768	$1,552,249
Cost of sales	236,988	301,975	811,633	824,535

Gross profit	175,195	252,651	511,135	727,714
Royalty income	1,406	1,888	4,430	3,148

	176,601	254,539	515,565	730,862

Operating expenses:
Selling	37,943	59,516	128,602	146,262
General and administrative	136,364	139,455	418,312	389,241

	174,307	198,971	546,914	535,503

Earnings (loss) from operations	2,294	55,568	(31,349)	195,359

Other income (expense):
Interest income	217	487	1,559	2,350
Interest expense	(1,203)	(3)	(5,519)	(835)
Other, net	395	(3,143)	(200)	(1,323)

	(591)	(2,659)	(4,160)	192

Earnings (loss) before income taxes	1,703	52,909	(35,509)	195,551
Income tax (benefit) expense	(6,653)	16,330	(25,966)	62,532

Net earnings (loss)	8,356	36,579	(9,543)	133,019
Less: Net earnings attributable to non-controlling interests	71	201	280	108

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$8,285	$36,378	$(9,823)	$132,911

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$0.17	$0.76	$(0.20)	$2.81

Diluted	$0.17	$0.74	$(0.20)	$2.71

Weighted average shares used in calculating earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	48,445	47,586	48,344	47,268

Diluted	49,399	49,176	48,344	49,017

Comprehensive income (loss):
Net earnings (loss)	$8,285	$36,378	$(9,823)	$132,911
Gain (loss) on foreign currency translation adjustment, net of tax	(15,507)	10,372	(6,563)	(44)

Total comprehensive income (loss)	$(7,222)	$46,750	$(16,386)	$132,867

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(9,823)	$132,911
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-controlling interest in subsidiaries	280	108
Depreciation of property and equipment	22,923	17,641
Amortization of deferred financing costs	890	1,111
Amortization of intangible assets	1,185	1,287
Provision for bad debts and returns	4,556	4,663
Non-cash stock compensation	10,804	10,136
Loss on disposal of equipment	256	42
Deferred income taxes	76	(19)
Decrease (increase) in assets:
Receivables	15,427	(63,355)
Inventories	158,629	(101,911)
Prepaid expenses and other current assets	(24,838)	(18,681)
Other assets	(1,934)	(7,342)
(Decrease) increase in liabilities:
Accounts payable	(98,099)	32,332
Accrued expenses	(8,574)	(9,642)

Net cash provided by (used in) operating activities	71,758	(719)

Cash flows from investing activities:
Capital expenditures	(114,299)	(65,617)
Maturities of investments	0	30,000
Intangible additions	0	(40)

Net cash (used in) investing activities	(114,299)	(35,657)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	2,101	11,527
Increase in long-term borrowings	37,179	0
Payments on long-term debt	(11,795)	(576)
Increase in short-term borrowings	30,939	281
Contribution from non-controlling interest of consolidated entity	115	1,000
Excess tax benefits from stock-based compensation	234	7,389

Net cash provided by financing activities	58,773	19,621

Net increase (decrease) in cash and cash equivalents	16,232	(16,755)
Effect of exchange rates on cash and cash equivalents	(1,816)	(92)
Cash and cash equivalents at beginning of the period	233,558	265,675

Cash and cash equivalents at end of the period	$247,974	$248,828

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,952	$1,830
Income taxes	9,559	82,941
Non-cash transactions:
Land contribution from noncontrolling interest of consolidated entity	0	30,000
Note payable contribution from noncontrolling interest of consolidated entity	0	16,032

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 and 2010

(Unaudited)

(1) GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal and recurring adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

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

Non-controlling interests

The Company has interests in certain joint ventures which are consolidated into its financial statements. Net earnings attributable to non-controlling interest was income of $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, which represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to non-controlling interest was income of $0.3 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. The VIE is consolidated into the condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

	September 30, 2011	December 31, 2010
Current assets	$5,128	$6,058
Noncurrent assets	134,131	107,723

Total assets	$139,259	$113,781

Current liabilities	$60,986	$36,364
Noncurrent liabilities	18,193	17,359

Total liabilities	$79,179	$53,723

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

(2) REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. The Company recognizes revenue from retail sales at the point of sale. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales.

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

(3) OTHER COMPREHENSIVE INCOME (LOSS)

In addition to net earnings (loss), other comprehensive income (loss) includes changes in foreign currency translation adjustments and income (loss) attributable to non-controlling interests. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with translation adjustments related to intercompany loans of a long-term nature are included in the translation adjustment in other comprehensive income (loss).

The activity in other comprehensive income (loss), net of income taxes, was as follows (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Comprehensive income (loss)	2011	2010	2011	2010
Net earnings (loss)	$8,356	$36,579	$(9,543)	$133,019
Gain (loss) on foreign currency translation adjustment, net of tax	(15,644)	10,543	(6,319)	197

Comprehensive income (loss)	(7,288)	47,122	(15,862)	133,216
Comprehensive income (loss) attributable to noncontrolling interest	(66)	372	524	349

Comprehensive income (loss) attributable to parent	$(7,222)	$46,750	$(16,386)	$132,867

(4) SHARE-BASED COMPENSATION

For stock-based awards we have recognized compensation expense based on the grant date fair value. Share-based compensation expense was $3.6 million and $3.5 million for the three months ended September 30, 2011 and 2010, respectively. Share-based compensation expense was $10.8 million and $10.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	451,308	$11.26
Granted	0	0
Exercised	(104,635)	9.11
Cancelled	(85,808)	23.10

Outstanding at September 30, 2011	260,865	8.23	1.2 years	$1,512,210

Exercisable at September 30, 2011	260,865	8.23	1.2 years	$1,512,210

A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,493,329	$18.97
Granted	10,000	21.00
Vested	(49,167)	30.94
Cancelled	(15,333)	17.43

Nonvested at September 30, 2011	1,438,829	18.59

As of September 30, 2011, there was $14.9 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.2 years.

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

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Basic earnings (loss) per share	2011	2010	2011	2010
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$8,285	$36,378	$(9,823)	$132,911
Weighted average common shares outstanding	48,445	47,586	48,344	47,268
Basic earnings (loss) per share attributable to Skechers U.S.A., Inc.	$0.17	$0.76	$(0.20)	$2.81

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Diluted earnings (loss) per share	2011	2010	2011	2010
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$8,285	$36,378	$(9,823)	$132,911
Weighted average common shares outstanding	48,445	47,586	48,344	47,268
Dilutive effect of stock options	954	1,590	0	1,749

Weighted average common shares outstanding	49,399	49,176	48,344	49,017

Diluted earnings (loss) per share attributable to Skechers U.S.A., Inc.	$0.17	$0.74	$(0.20)	$2.71

There were no options excluded from the computation of diluted earnings per share for the three months ended September 30, 2011. Options to purchase 25,816 shares of Class A common stock were not included in the computation of diluted earnings (loss) per share for the nine months ended September 30, 2011, because their effect would have been anti-dilutive. There were no options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2010, respectively.

(6) INCOME TAXES

The Company’s effective tax rates for the third quarter and first nine months of 2011 were (390.7)% and 73.1%, respectively, compared to the effective tax rates of 30.9% and 32.0% for the third quarter and first nine months of 2010, respectively. Income tax benefit for the three months ended September 30, 2011 was $6.7 million compared to expense of $16.3 million for the same period in 2010. Income tax benefit for the nine months ended September 30, 2011 was $26.0 million compared to expense of $62.5 million for the same period in 2010. The effective tax rates for the third quarter and first nine months of 2011 included a $4.6 million benefit recorded for prior year research and development tax credit claims made in the third quarter.

(7) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $2.8 million of outstanding letters of credit and short-term borrowings of $49.4 million as of September 30, 2011 and $18.3 million at December 31, 2010.

Long-term debt is as follows (in thousands):

	September 30, 2011	December 31, 2010
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed-rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	$35,542	$39,325
Note payable to bank, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	35,179	0
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed-rate interest at 7.89%, secured by property, balloon payment of $6,889 paid in January 2011	0	6,900
Loan from HF Logistics I, LLC	18,193	17,358
Capital lease obligations	34	51

Subtotal	88,948	63,634
Less current installments	9,974	11,984

Total long-term debt	$78,974	$51,650

(8) LITIGATION

The Company’s claims and advertising for its toning products including for its Shape-ups are subject to the requirements of, and routinely come under review by regulators including the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. The Company is currently responding to requests for information regarding its claims and advertising from regulatory and quasi-regulatory agencies in the United States and several other countries and are fully cooperating with those requests. While the Company believes that its claims and advertising with respect to its core toning products are supported by scientific tests, expert opinions and other relevant data, and while the Company has been successful in defending its claims and advertising in several different countries, the Company has discontinued using certain test results and periodically reviews and updates its claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in its claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.

Based on discussions with the FTC staff, the Company does not believe that the FTC’s pending inquiry into the Company’s toning products will likely end in a closure letter assuring no further regulatory action. The FTC’s Director of the Bureau of Consumer Protection has referred the matter to the FTC Commissioners for consideration of whether to bring an action against the Company for false and deceptive advertising in connection with its toning products. The Company intends to defend this matter vigorously and will be meeting with each Commissioner in the fourth quarter to present evidence and arguments against filing a complaint. The Company notes that one of its competitors, which also sells toning products, recently settled a matter with the FTC and related consumer class actions regarding the claims and advertising of its toning products for the payment of $25 million, plus an additional $4.6 million in attorneys’ fees. While the Company believes that the facts with regard to the FTC inquiry into the Company’s toning products and its consumer class actions are different from its competitor’s, it is reasonably possible that the Company could be subject to a comparable, or higher, exposure as a result of these proceedings.

In accordance with U.S. GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. As it is still too early in the process to predict the final outcomes of the FTC inquiry into the Company’s toning products or any other pending inquiries (or any resulting regulatory action) or the related consumer class actions, we cannot conclude that a loss related to the outcomes of these proceedings is probable and cannot reasonably estimate the range of loss, if any, that may result from these matters at this time. Consequently, the Company has not accrued a loss in connection with these matters. While it is not possible to predict the outcomes of the FTC inquiry, any other pending inquiries, or the related consumer class actions, it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows.

(9) STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2011, no shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2011, 13,640 shares of Class B common stock were converted into shares of Class A common stock. During the three months and nine months ended September 30, 2010, 34,900 and 1,049,005 shares of Class B common stock were converted into shares of Class A common stock, respectively.

The following table reconciles equity attributable to non-controlling interest (in thousands):

	Nine-Months Ended September 30,
	2011	2010
Non-controlling interest, January 1	$37,631	$3,448
Net earnings attributable to non-controlling interest	280	108
Foreign currency translation adjustment	244	241
Capital contribution by non-controlling interest	115	31,000

Non-controlling interest, September 30	$38,270	$34,797

(10) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Domestic wholesale	$162,516	$312,319	$591,292	$904,066
International wholesale	133,792	124,623	408,205	325,751
Retail	111,484	111,825	307,847	301,410
E-commerce	4,391	5,859	15,424	21,022

Total	$412,183	$554,626	$1,322,768	$1,552,249

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross margins
Domestic wholesale	$56,969	$129,496	$160,823	$387,478
International wholesale	54,045	52,070	166,689	138,073
Retail	62,079	68,043	175,939	191,156
E-commerce	2,102	3,042	7,684	11,007

Total	$175,195	$252,651	$511,135	$727,714

	September 30, 2011	December 31, 2010
Identifiable assets:
Domestic wholesale	$813,248	$891,671
International wholesale	303,064	300,153
Retail	131,747	112,774
E-commerce	246	196

Total	$1,248,305	$1,304,794

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Additions to property and equipment:
Domestic wholesale	$12,175	$30,443	$90,959	$47,185
International wholesale	1,006	521	2,830	3,113
Retail	8,237	4,932	20,510	15,319

Total	$21,418	$35,896	$114,299	$65,617

Geographic Information:

The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales: (1)
United States	$263,383	$416,577	$870,780	$1,193,410
Canada	13,643	17,472	41,161	45,347
Other international (2)	135,157	120,577	410,827	313,492

Total	$412,183	$554,626	$1,322,768	$1,552,249

	September 30, 2011	December 31, 2010
Long-lived assets:
United States	$364,582	$276,457
Canada	1,275	1,590
Other international (2)	16,561	15,755

Total	$382,418	$293,802

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, Brazil, and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.
(2)	Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, Vietnam, and Japan.

(11) BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $115.6 million and $164.4 million before allowances for bad debts, sales returns and chargebacks at September 30, 2011 and December 31, 2010, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $150.1 million and $121.4 million before allowance for bad debts, sales returns and chargebacks at September 30, 2011 and December 31, 2010, respectively. The Company’s credit losses attributable to write-offs for the three months ended September 30, 2011 and 2010 were $0.3 million and $2.2 million, respectively. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2011 and 2010 were $2.8 million and $3.8 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property and equipment, and other assets. Net assets held outside the United States were $325.3 million and $322.0 million at September 30, 2011 and December 31, 2010, respectively.

The Company’s net sales to its five largest customers accounted for approximately 17.4% and 26.0% of total net sales for the three months ended September 30, 2011 and 2010, respectively. The Company’s net sales to its five largest customers accounted for approximately 18.8% and 27.2% of total net sales for the nine months ended September 30, 2011 and 2010, respectively. No customer accounted for more than 10% of our net sales during the three months ended September 30, 2011 and 2010, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2011 and 2010, respectively. No customer accounted for more than 10% of our outstanding accounts receivable balance at September 30, 2011 and December 31, 2010, respectively.

The Company’s top five manufacturers produced the following for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Manufacturer #1	24.5%	36.3%	29.5%	35.4%
Manufacturer #2	12.6%	12.2%	11.6%	12.8%
Manufacturer #3	9.0%	9.5%	8.1%	9.4%
Manufacturer #4	6.3%	8.6%	6.9%	9.0%
Manufacturer #5	6.3%	6.0%	6.4%	4.7%

	58.7%	72.6%	62.5%	71.3%

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

(12) RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. The Company contributed $250,000 and $1.0 million to the Foundation to use for various charitable causes during the three months and nine months ended September 30, 2011, respectively.

(13) SUBSEQUENT EVENTS

The Company has entered into a tentative agreement to sell its distribution facility located in Ontario, California. The sale is expected to close during the fourth quarter of 2011. Assuming the sale is finalized, the Company expects to receive net sale proceeds of approximately $17.1 million resulting in a pre-tax gain of approximately $9.9 million.

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

FINANCIAL OVERVIEW

Our net loss and gross margins for the first nine months of 2011 were negatively impacted by several factors, including (i) an excess supply of footwear in the toning market from all manufacturers, including our competitors, which led to (ii) sales of lower margin toning product through our domestic wholesale channel and (iii) lower retail margins due to sales price markdowns in order to reduce excess inventory levels of toning product. We anticipate our domestic revenues and margins will be lower for 2011 compared to 2010 as a result of the reduced demand and lower pricing of product in the toning category. We continue to closely monitor our inventory position of toning product, which we expect to continue to decline through the end of 2011 and into 2012. We believe that new styles and lines of footwear that we will be launching later this year will have an offsetting positive impact on our results of operations in 2012.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross profit. The largest portion of our revenue is derived from the domestic wholesale segment. Net earnings for the three months ended September 30, 2011 was $8.3 million, or $0.17 per diluted share.

Revenue as a percentage of net sales was as follows:

	Three-Months Ended September 30,
	2011	2010
Percentage of revenues by segment
Domestic wholesale	39.4%	56.3%
International wholesale	32.4%	22.5%
Retail	27.1%	20.2%
E-commerce	1.1%	1.0%

Total	100%	100%

As of September 30, 2011, we owned 272 domestic retail stores and 47 international retail stores, and we have established our presence in most of what we believe to be the major domestic retail markets. During the first nine months of 2011, we opened 15 domestic concept stores, eight domestic outlet stores, eight domestic warehouse stores, and four international concept stores and we closed one domestic concept store, one domestic warehouse store, and one international concept store. We annually review all of our stores for impairment, or more frequently if triggering events occur which may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2011, we intend to focus on: (i) completing the transition to our new domestic distribution center, (ii) managing our inventory and expense structure to be in line with expected sales levels (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another five to ten stores, including two international company-owned stores, and (v) increasing the product count for all customers by delivering trend-right styles at reasonable prices.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2011		2010		2011		2010
Net sales	$412,183	100.0%	$554,626	100.0%	$1,322,768	100.0%	$1,552,249	100.0%
Cost of sales	236,988	57.5	301,975	54.4	811,633	61.4	824,535	53.1

Gross profit	175,195	42.5	252,651	45.6	511,135	38.6	727,714	46.9
Royalty income	1,406	0.3	1,888	0.3	4,430	0.3	3,148	0.2

	176,601	42.8	254,539	45.9	515,565	38.9	730,862	47.1

Operating expenses:
Selling	37,943	9.2	59,516	10.7	128,602	9.7	146,262	9.4
General and administrative	136,364	33.1	139,455	25.1	418,312	31.6	389,241	25.1

	174,307	42.3	198,971	35.8	546,914	41.3	535,503	34.5

Earnings (loss) from operations	2,294	0.5	55,568	10.1	(31,349)	(2.4)	195,359	12.6
Interest income	217	0.1	487	0.1	1,559	0.1	2,350	0.2
Interest expense	(1,203)	(0.3)	(3)	0	(5,519)	(0.4)	(835)	(0.1)
Other, net	395	0.1	(3,143)	(0.7)	(200)	0	(1,323)	(0.1)

Earnings (loss) before income taxes	1,703	0.4	52,909	9.5	(35,509)	(2.7)	195,551	12.6
Income tax (benefit) expense	(6,653)	(1.6)	16,330	2.9	(25,966)	(2.0)	62,532	4.0

Net earnings (loss)	8,356	2.0	36,579	6.6	(9,543)	(0.7)	133,019	8.6
Less: Net income attributable to non-controlling interests	71	0	201	0	280	0	108	0

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$8,285	2.0%	$36,378	6.6%	$(9,823)	(0.7)%	$132,911	8.6%

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Net sales

Net sales for the three months ended September 30, 2011 were $412.2 million, a decrease of $142.4 million, or 25.7%, as compared to net sales of $554.6 million for the three months ended September 30, 2010. The decrease in net sales was primarily attributable to lower sales in our domestic wholesale segment due to reduced sales of toning products partially offset by higher sales in our international wholesale segment.

Our domestic wholesale net sales decreased $149.8 million, or 48.0%, to $162.5 million for the three months ended September 30, 2011 from $312.3 million for the three months ended September 30, 2010. The largest decrease in our domestic wholesale segment came in our women’s and men’s toning divisions. The average selling price per pair within the domestic wholesale segment decreased to $22.04 per pair for the three months ended September 30, 2011 from $25.87 per pair in the same period last year due to reduced sales of toning product in comparison to the prior year. The decrease in the domestic wholesale segment’s net sales resulted from a 38.9% unit sales volume decrease to 7.4 million pairs for the three months ended September 30, 2011 from 12.1 million pairs for the same period in 2010.

Our international wholesale segment sales increased $9.2 million, or 7.4%, to $133.8 million for the three months ended September 30, 2011 compared to sales of $124.6 million for the three months ended September 30, 2010. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $6.0 million, or 6.4%, to $99.6 million for the three months ended September 30, 2011 compared to net sales of $93.6 million for the three months ended September 30, 2010. The largest sales increases during the quarter came from our subsidiaries in Italy and Spain. Our distributor sales increased $3.2 million to $34.2 million for the three months ended September 30, 2011, a 10.3% increase from sales of $31.0 million for the three months ended September 30, 2010. This was primarily attributable to increased sales to our distributors in Panama and Taiwan.

Our retail segment sales decreased $0.3 million to $111.5 million for the three months ended September 30, 2011, a 0.3% decrease from sales of $111.8 million for the three months ended September 30, 2010. The decrease in retail sales was attributable to negative comparable store sales for our domestic stores partially offset by a net increase of 44 total stores. For the three months ended September 30, 2011, we realized negative comparable store sales of 10.6% in our domestic retail stores and 0.3% in our international retail stores. The comparable store sales decline domestically was principally driven by reduced demand for our toning product as well as reduced average retail pricing as described above. During the three months ended September 30, 2011, we opened two new domestic concept stores, three domestic outlet stores, six domestic warehouse stores, and three international concept stores. Our domestic retail sales decreased 2.0% for the three months ended September 30, 2011 compared to the same period in 2010 as the result of negative comparable store sales partially offset by a net increase of 37 domestic stores. Our international retail sales increased 11.8% for the three months ended September 30, 2011 compared to the same period in 2010 attributable to a net increase of seven international stores partially offset by negative comparable store sales.

Our e-commerce sales decreased $1.5 million from $5.9 million for the three months ended September 30, 2010 to $4.4 million for the three months ended September 30, 2011, a 25.1% decrease. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the three-month periods ended September 30, 2011 and 2010.

Gross profit

Gross profit for the three months ended September 30, 2011 decreased $77.4 million to $175.2 million as compared to $252.6 million for the three months ended September 30, 2010. Gross profit as a percentage of net sales, or gross margin, decreased to 42.5% for the three months ended September 30, 2011 from 45.6% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $72.5 million, or 56.0%, to $57.0 million for the three months ended September 30, 2011 compared to $129.5 million for the three months ended September 30, 2010, which was attributable to lower sales volumes. Domestic wholesale margins decreased to 35.1% in the three months ended September 30, 2011 from 41.5% for the same period in the prior year. The decrease in domestic wholesale margins was primarily attributable to lower average selling prices.

Gross profit for our international wholesale segment increased $1.9 million, or 3.8%, to $54.0 million for the three months ended September 30, 2011 compared to $52.1 million for the three months ended September 30, 2010. Gross margins were 40.4% for the three months ended September 30, 2011 compared to 41.8% for the three months ended September 30, 2010. The decrease in gross margins for the international wholesale segment was attributable to increased distributor sales, which achieved lower gross margins than our international wholesale sales through our foreign subsidiaries. Gross margins for our direct subsidiary sales were 45.3% for the three months ended September 30, 2011 as compared to 46.8% for the three months ended September 30, 2010. Gross margins for our distributor sales were 26.2% for the three months ended September 30, 2011 as compared to 26.7% for the three months ended September 30, 2010.

Gross profit for our retail segment decreased $5.9 million, or 8.8%, to $62.1 million for the three months ended September 30, 2011 as compared to $68.0 million for the three months ended September 30, 2010. Gross margins for all stores were 55.7% for the three months ended September 30, 2011 as compared to 60.9% for the three months ended September 30, 2010. Gross margins for our domestic stores were 55.6% for the three months ended September 30, 2011 as compared to 60.8% for the three months ended September 30, 2010. Gross margins for our international stores were 56.6% for the three months ended September 30, 2011 as compared to 61.5% for the three months ended September 30, 2010. The decrease in domestic retail margins was primarily due to lower average selling prices and negative comparable sales.

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

Selling expenses

Selling expenses decreased by $21.6 million, or 36.3%, to $37.9 million for the three months ended September 30, 2011 from $59.5 million for the three months ended September 30, 2010. As a percentage of net sales, selling expenses were 9.2% and 10.7% for the three months ended September 30, 2011 and 2010, respectively. The decrease in selling expenses was primarily the result of lower advertising expenses.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses decreased by $3.1 million, or 2.2%, to $136.4 million for the three months ended September 30, 2011 from $139.5 million for the three months ended September 30, 2010. As a percentage of sales, general and administrative expenses were 33.1% and 25.1% for the three months ended September 30, 2011 and 2010, respectively. The decrease in general and administrative expenses was primarily attributable to decreased salaries of $2.8 million and lower bad debt expense of $2.1 million. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $30.9 million for both the three months ended September 30, 2011 and 2010, respectively.

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

Interest income

Interest income was $0.2 million for the three months ended September 30, 2011 compared to $0.5 million for the same period in 2010.

Interest expense

Interest expense increased $1.2 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase was attributable to increased interest paid to our foreign manufacturers.

Income taxes

Our effective tax rate was (390.7)% and 30.9% for the three months ended September 30, 2011 and 2010, respectively. Income tax benefit for the three months ended September 30, 2011 was $6.7 million compared to expense of $16.3 million for the same period in 2010. The effective tax rate for the third quarter of 2011 included a $4.6 million benefit recorded for prior year research and development tax credit claims made in the third quarter.

After the first quarter of 2011, estimating a reliable annual effective tax rate for our company for the year became increasingly difficult because of the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the nine month period ended September 30, 2011.

Non-controlling interest in net income of consolidated subsidiaries

Non-controlling interest for the three months ended September 30, 2011 decreased $0.1 million to income of $0.1 million as compared to $0.2 million for the same period in 2010. Non-controlling interest represents the share of net earnings that is attributable to our joint venture partners.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Net sales

Net sales for the nine months ended September 30, 2011 were $1.322 billion, a decrease of $229.5 million, or 14.8%, as compared to net sales of $1.552 billion for the nine months ended September 30, 2010. The decrease in net sales was primarily attributable to lower sales in our domestic wholesale segment due to reduced sales of toning products and lower average selling prices for our products partially offset by higher sales in our international wholesale segment.

Our domestic wholesale net sales decreased $312.8 million, or 34.6%, to $591.3 million for the nine months ended September 30, 2011, from $904.1 million for the nine months ended September 30, 2010. The largest decrease in our domestic wholesale segment came in our women’s and men’s toning divisions. The average selling price per pair within the domestic wholesale segment decreased to $20.16 per pair for the nine months ended September 30, 2011 from $24.81 per pair in the same period last year, as a result of the sell-through of our excess toning inventory. The decrease in the domestic wholesale segment’s net sales also resulted from a 19.5% unit sales volume decrease to 29.3 million pairs for the nine months ended September 30, 2011 from 36.4 million pairs for the same period in 2010.

Our international wholesale segment sales increased $82.5 million, or 25.3%, to $408.2 million for the nine months ended September 30, 2011, compared to sales of $325.7 million for the nine months ended September 30, 2010. Direct subsidiary sales increased $50.0 million, or 20.1%, to $298.9 million for the nine months ended September 30, 2011 compared to net sales of $248.9 million for the nine months ended September 30, 2010. The largest sales increases during the nine months came from our subsidiaries in Italy, Spain, and United Kingdom. Our distributor sales increased $32.5 million to $109.3 million for the nine months ended September 30, 2011, a 42.2% increase from sales of $76.8 million for the nine months ended September 30, 2010. This was primarily attributable to increased sales to our distributors in Panama, Japan, the United Arab Emirates (“UAE”), and Korea.

Our retail segment sales increased $6.4 million to $307.8 million for the nine months ended September 30, 2011, a 2.1% increase over sales of $301.4 million for the nine months ended September 30, 2010. The increase in retail sales was attributable to a net increase of 44 total stores partially offset by negative comparable store sales for our domestic stores. For the nine months ended September 30, 2011, we realized negative comparable store sales of 10.7% in our domestic retail stores and positive comparable store sales of 1.6% in our international retail stores. The comparable store sales decline domestically was principally driven by reduced demand for our toning product as well as reduced average retail pricing as described above. During the nine months ended September 30, 2011, we opened 15 new domestic concept stores, eight domestic outlet stores, eight domestic warehouse stores, four international concept stores, and we closed one domestic concept store, one domestic warehouse store, and one international concept store. Our domestic retail sales decreased 1.6% for the nine months ended September 30, 2011 compared to the same period in 2010 as the result of negative comparable store sales partially offset by a net increase of 37 domestic stores. Our international retail sales increased 32.3% for the nine months ended September 30, 2011 compared to the same period in 2010 attributable to a net increase of seven international stores.

Our e-commerce sales decreased $5.6 million from $21.0 million for the nine months ended September 30, 2010 to $15.4 million for the nine months ended September 30, 2011, a 26.6% decrease. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the nine-month periods ended September 30, 2011 and 2010.

Gross profit

Gross profit for the nine months ended September 30, 2011 decreased $216.6 million to $511.1 million as compared to $727.7 million for the nine months ended September 30, 2010. Gross profit as a percentage of net sales, or gross margin, decreased to 38.6% for the nine months ended September 30, 2011 from 46.9% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $226.7 million, or 58.5%, to $160.8 million for the nine months ended September 30, 2011 compared to $387.5 million for the nine months ended September 30, 2010. Domestic wholesale margins decreased to 27.2% in the nine months ended September 30, 2011 from 42.9% for the same period in the prior year. The decrease in domestic wholesale margins was primarily attributable to lower sales volumes and lower average selling prices due to the sell-through of our excess toning inventory. In the second quarter of 2011, we reduced our excess toning inventory by selling two million pairs of our original Shape-ups at a loss of $21.0 million and recorded an additional $4.4 million reserve for our remaining toning product.

Gross profit for our international wholesale segment increased $28.6 million, or 20.7%, to $166.7 million for the nine months ended September 30, 2011 compared to $138.1 million for the nine months ended September 30, 2010. Gross margins were 40.8% for the nine months ended September 30, 2011 compared to 42.4% for the nine months ended September 30, 2010. The decrease in gross margins for the international wholesale segment was attributable to increased distributor sales, which achieved lower gross margins than our international wholesale sales through our foreign subsidiaries. Gross margins for our direct subsidiary sales were 46.4% for the nine months ended September 30, 2011 as compared to 46.8% for the nine months ended September 30, 2010. Gross margins for our distributor sales were 25.7% for the nine months ended September 30, 2011 as compared to 28.2% for the nine months ended September 30, 2010.

Gross profit for our retail segment decreased $15.3 million, or 8.0%, to $175.9 million for the nine months ended September 30, 2011 as compared to $191.2 million for the nine months ended September 30, 2010. Gross margins for all stores were 57.2% for the nine months ended September 30, 2011 as compared to 63.4% for the nine months ended September 30, 2010. Gross margins for our domestic stores were 57.4% for the nine months ended September 30, 2011 as compared to 63.5% for the nine months ended September 30, 2010. Gross margins for our international stores were 55.5% for the nine months ended September 30, 2011 as compared to 63.0% for the nine months ended September 30, 2010. The decrease in domestic retail margins was primarily due to lower average selling prices and negative comparable sales.

Selling expenses

Selling expenses decreased by $17.7 million, or 12.1%, to $128.6 million for the nine months ended September 30, 2011 from $146.3 million for the nine months ended September 30, 2010. As a percentage of net sales, selling expenses were 9.7% and 9.4% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in selling expenses was primarily the result of lower advertising expenses.

General and administrative expenses

General and administrative expenses increased by $29.1 million, or 7.5%, to $418.3 million for the nine months ended September 30, 2011 from $389.2 million for the nine months ended September 30, 2010. As a percentage of sales, general and administrative expenses were 31.6% and 25.1% for the nine months ended September 30, 2011 and 2010, respectively. The increase in general and administrative expenses was primarily attributable to higher rent expense of $8.8 million attributable to an additional 44 stores from the prior year, increased outside professional fees of $8.2 million, and increased depreciation expense of $5.2 million. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $97.8 million and $89.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest income

Interest income was $1.6 million for the nine months ended September 30, 2011 compared to $2.4 million for the same period in 2010. The decrease in interest income was primarily attributable to interest received on refunds of customs and duties payments for the nine months ended September 30, 2010.

Interest expense

Interest expense was $5.5 million for the nine months ended September 30, 2011 compared to $0.8 million for the same period in 2010. The increase was attributable to increased interest paid to our foreign manufacturers.

Income taxes

Our effective tax rate was 73.1% and 32.0% for the nine months ended September 30, 2011 and 2010, respectively. Income tax benefit for the nine months ended September 30, 2011 was $26.0 million compared to expense of $62.5 million for the same period in 2010. The effective tax rate for the first nine months of 2011 included a $4.6 million benefit recorded for prior year research and development tax credit claims made in the third quarter.

After the first quarter of 2011, estimating a reliable annual effective tax rate for our company for the year became increasingly difficult because of the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our company’s estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the nine month period ended September 30, 2011.

Non-controlling interest in net income of consolidated subsidiaries

Non-controlling interest for the nine months ended September 30, 2011 increased $0.2 million to income of $0.3 million as compared to $0.1 million for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2011 was $602.3 million, a decrease of $63.8 million from working capital of $666.1 million at December 31, 2010. Our cash and cash equivalents at September 30, 2011 were $248.0 million compared to $233.6 million at December 31, 2010. The increase in cash and cash equivalents of $14.4 million was the result of reduced inventory levels of $158.6 million and increased borrowings of $68.1 million, partially offset by capital expenditures of $114.3 million and decreased payables of $98.1 million.

For the nine months ended September 30, 2011, net cash provided by operating activities was $71.8 million as compared to net cash used of $0.7 million for the nine months ended September 30, 2010. The increase in net cash provided by operating activities in the nine months ended September 30, 2011 as compared to the same period in the prior year was the result of reduced inventory levels and lower receivable balances, partially offset by reduced earnings and decreased payables.

Net cash used in investing activities was $114.3 million for the nine months ended September 30, 2011 as compared to $35.7 million for the nine months ended September 30, 2010. The increase in net cash used in investing activities in the nine months ended September 30, 2011 as compared to the same period in the prior year was the result of increased capital expenditures and the maturity of short-term investments in the prior year. Capital expenditures for the nine months ended September 30, 2011 were approximately $114.3 million, which consisted of $41.0 million of development costs for our new distribution center, $44.2 million in warehouse equipment upgrades, and $20.5 million for new store openings and remodels. Capital expenditures for the nine months ended September 30, 2010 were $65.6 million, which primarily consisted of new store openings and remodels and development costs for our new distribution center. During the third quarter we began the process of moving into our new distribution facility in Rancho Belago, California and we expect to be substantially moved into by the end of the year. During the next six months, we are expecting additional cash receipts of approximately $78.2 million of which approximately $61.1 million is due to tax refunds of U.S. Federal and state tax overpayments, net operating loss carrybacks and research and development tax credits. In addition, we expect to receive sale proceeds from our Ontario, California distribution center of approximately $17.1 million which we expect to close during the fourth quarter of 2011. We expect the sale of this facility to generate a pre-tax $9.9 million gain. Excluding the costs of our new distribution center and distribution equipment, we expect our ongoing capital expenditures for the remainder of 2011 to be approximately $5 million to $10 million, which includes opening an additional five to ten retail stores along with store remodels. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Net cash provided by financing activities was $58.8 million during the nine months ended September 30, 2011 compared to $19.6 million during the nine months ended September 30, 2010. The increase in cash provided by financing activities in the nine months ended September 30, 2011 as compared to the same period in the prior year was primarily attributable to increased borrowings.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of September 30, 2011, the total outstanding amount on these notes was $70.7 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the “Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement are being used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million and the loan matures on April 30, 2012, which may be extended for six months if certain conditions are met. Borrowings bear interest based on LIBOR. We had $45.9 million outstanding under this facility, which is included in short-term borrowings on September 30, 2011. We paid commitment fees of $737,500 on this loan, which are being amortized over the life of the facility.

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

We had outstanding short-term and long-term borrowings of $138.3 million as of September 30, 2011, of which $70.7 million relates to notes payable for warehouse equipment for our new distribution center which are secured by the equipment, $45.9 million relates to our construction loan for our new distribution center, $18.2 million relates to a note for development costs paid by and due to HF for our new distribution center, and the remaining balance relates to our joint venture in China.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through September 30, 2012. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, costs associated with moving to a new distribution facility, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2011. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2011.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2010 and the first nine months of 2011, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at September 30, 2011. We had $49.4 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.

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

Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam, and Japan. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $6.6 million and less than $0.1 million for the nine months ended September 30, 2011 and 2010, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2011 would have reduced the values of our net investments by approximately $6.5 million.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to the officers who certify our financial reports as well as other members of senior management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on discussions with the FTC staff, we do not believe that the FTC’s pending inquiry into our toning products will likely end in a closure letter assuring no further regulatory action. The FTC’s Director of the Bureau of Consumer Protection has referred the matter to the FTC Commissioners for consideration of whether to bring an action against us for false and deceptive advertising in connection with our toning products. We intend to defend this matter vigorously and will be meeting with each Commissioner in the fourth quarter to present evidence and arguments against bringing such an action. In this regard, one of our competitors, which also sells toning products, recently settled a matter with the FTC and related consumer class actions for the payment of $25 million plus an additional $4.6 million in attorneys’ fees. While we believe that the facts relating to the FTC inquiry into our toning products and our consumer class actions are different from our competitor’s, we could be subject to a comparable, or higher, exposure as a result of these proceedings. We believe it is still too early in the process to predict the final outcomes of the FTC inquiry or any other pending inquiries (or any resulting regulatory action) or the related consumer class actions, to reasonably estimate a range of potential losses for any of these matters, or to predict whether such outcomes will have a material effect on our advertising, promotional claims, business, results of operations or financial position. While it is not possible to predict the outcomes of the FTC inquiry, any other pending inquiries, or the related consumer class actions, it is possible that costs associated with these proceedings could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

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

Asics Corporation and Asics America Corporation v. Skechers U.S.A., Inc. — On May 11, 2010, Asics Corporation and Asics America Corporation (collectively, “Asics”) filed an action against our company in the United States District Court for the Central District of California, SACV 10-00636 CJC/MLG, alleging trademark infringement, unfair competition, and trademark dilution under both federal and California law and false advertising under California law arising out of our alleged use of stripe designs similar to Asics trademarks. The complaint seeks, among other things, permanent and preliminary injunctive relief, compensatory damages, profits, treble and punitive damages, and attorneys’ fees. The matter is in the early discovery phase. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.

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

Tamia Richmond v. Skechers U.S.A., Inc. and HKM Productions, Inc. — On August 31, 2010, Tamia Richmond filed a lawsuit against our company and HKM Productions in California Superior Court, County of Los Angeles, Case No. BC444730. The complaint alleged, among other things, that we had used Ms. Richmond’s image and likeness in certain unauthorized forms of media. We subsequently settled the matter and, on July 13, 2011, Ms. Richmond filed a dismissal with prejudice with the court. The settlement did not have a material adverse impact on our results of operations or financial position.

Charles Davis, Angela Meng, Paisley McCollum, Daniel Liu, Chanel Celaya, Kathy Gardiner, Samantha Rex, Tracy Long Stover, Talesha Byrd, Sean Myrie, and Marielle Jaffe v. Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II — On August 12, 2011, Charles Davis, Angela Meng, Paisley McCollum, Daniel Liu, Chanel Celaya, Kathy Gardiner, Samantha Rex, Tracy Long Stover, Talesha Byrd, Sean Myrie, and Marielle Jaffe (collectively, the “Plaintiffs”) filed a lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. SC113783. The complaint alleges, among other things, that we have intentionally and knowingly misappropriated Plaintiffs’ common law and statutory law rights of publicity by using their images and likenesses in certain unauthorized forms of media. Plaintiffs are seeking compensatory, punitive and exemplary damages, injunctive relief, interest, attorneys’ fees and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously.

Patty Tomlinson v. Skechers U.S.A., Inc. — On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, and it is now pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 16, 2011, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but has stayed remand pending completion of appellate review. On September 2, 2011, we filed a petition in the United States Supreme Court seeking a writ of certiorari relating to the propriety of remand, and on November 7, 2011, the Supreme Court denied our petition. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Terena Lovston v. Skechers U.S.A., Inc. — On May 13, 2011, Terena Lovston filed a lawsuit against our company in Circuit Court in Lonoke County, Arkansas, Case No. CV-11-321. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for our toning footwear products violates Arkansas’ Deceptive Trade Practices Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class and compensatory damages. On June 3, 2011, we removed the case to the United States District Court for the Eastern District of Arkansas, and it is now pending as Terena Lovston v. Skechers U.S.A., Inc., 4:11- cv-00460-DPM. On June 6, 2011, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On July 19, 2011, the court indicated its intent to remand the case to Arkansas state court but stayed remand pending further briefing by the parties. On August 5, 2011, the court issued an order staying the case pending completion of the appellate process in the Tomlinson action. On November 7, 2011, the United States Supreme Court denied our petition for a writ of certiorari in the Tomlinson action. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP — On March 3, 2011, we filed a complaint against Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP (collectively, the “Defendants”) in Superior Court of the State of California in Los Angeles County, Case No. YC064333. In our complaint, we alleged, among other things, that the Defendants had breached their duties of care, loyalty and fidelity to us by negligently and carelessly providing legal representation, and that the Defendants had engaged in self-dealing and breaches of their fiduciary duties to us. We are seeking actual and consequential damages, declaratory relief, interest, punitive damages, and attorneys’ fees and costs. On August 3, 2011, the Defendants filed a first amended cross complaint against us, which alleges breach of written contract for failure to pay certain contingency fees, entitlement to contingency fees based on the principal of quantum meruit, breach of implied covenant of good faith and fair dealing, and fraud and intentional misrepresentation. The Defendants seek damages under the retainer agreement, the reasonable value of their services, as well as consequential and incidental damages, interest, punitive damages, and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.

Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Larrie Corporation (M) Sdn Bhd — On March 17, 2011, we filed a complaint against Larrie Corporation (M) Sdn Bhd (“Larrie”) in the High Court of Malaya at Kuala Lumpur (Commercial Division), Case No. D-22IP-12-2011. In our complaint, we alleged that Larrie passed off footwear bearing marks that resemble our trademarks, and unlawfully interfered with our trade in Malaysia. On May 4, 2011, Larrie filed a defense and counterclaim against us, which alleged that Larrie was entitled to the exclusive right to use an “S” logo in Malaysia in connection with footwear, that we had unlawfully interfered with Larrie’s business, and that we had maliciously commenced the lawsuit and made false and malicious allegations. We subsequently settled the matter and the litigation has now been discontinued. The settlement will not have a material adverse impact on our results of operations or financial position.

Personal Injury Lawsuits Involving Shape-ups. As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by us, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. Also, as previously reported, through August 9, 2011, four additional cases were filed in state and federal courts against these defendants, claiming a variety of alleged injuries, but asserting legal theories similar to those in the first case and adding claims for breach of express and implied warranties, loss of consortium, and fraud. Since then, our company has been named in an additional 16 cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first five cases. In each of the following cases, except as noted below, the plaintiffs seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

Case Name	Case Number	Court
Holly and Timothy Ward v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group (No exemplary or punitive damages sought)	1:11-cv-00080-MPB	United States District Court, Southern District of Ohio

Allison Drury v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00201-CRS	United States District Court, Western District of Kentucky, Louisville Division

Nellie Barker v. Skechers U.S.A., Inc. and J.C. Penney Company, Inc.	30-2011-00469782	Superior Court of the State of California in Orange County

Melissa and Richard Kearnely v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	6:11-cv-00139-GFVT	United States District Court, Eastern District of Kentucky, London Division

Donna Burkett v. Skechers U.S.A., Inc.	CV-2011-901878.00	Circuit Court in Jefferson County, Alabama

Lynn P. Orsine and Raymond J. Orsine v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01654-DCN	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

Theresa Croak and Neill Croak v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01458-TFH	United States District Court, District of Columbia

Helen Simpson v. Sketchers [sic.] U.S.A., Inc. (No exemplary or punitive damages sought.)	136479-A	26th Judicial District Court, Bossier Parish, Louisiana

Jessica Wilson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	5:11-cv-02008-DDD	United States District Court, Northern District of Ohio, Akron

Susan Reno-Gilliland and Frederick Gilliland IV v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-00241-HLM	United States District Court, Northern District of Georgia, Rome Division

Mai L. Moore v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-02849-CGC	United States District Court, Western District of Tennessee, Western Division

Linda Nell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-02050-BYP	United States District Court, Northern District of Ohio, Eastern Division, Youngstown

Denise Hagvall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02805-CCB	United States District Court, District of Maryland (Baltimore)

Karen McClain v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02807-CCB	United States District Court, District of Maryland (Baltimore)

Lisa Fuller and Terry Fuller v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-00084-BRW	United States District Court, Eastern District of Arkansas, Northern Division

Mark Stanley and Rebecca Stanley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	11-CI-00494	Circuit Court in Graves County, Kentucky

Corin Hall and Robert Hall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-00921-SA	United States District Court, District of Utah

Gale Leiter v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00351-TMR	United States District Court, Southern District of Ohio, Western Division, Dayton

Lisa Delzoppo-Patel v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02129	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

Karita Pierson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00352-WHR	United States District Court, Southern District of Ohio, Western Division, Dayton

Kenn Hinton v. Skechers U.S.A., Inc.	353970-V	Circuit Court in Montgomery County, Maryland

On September 30, 2011, a group of plaintiffs in the personal injury actions pending in federal courts filed a motion seeking to establish a multidistrict litigation (“MDL”) proceeding. On October 24, 2011, we opposed that motion, and a hearing on the MDL motion is scheduled for December 1, 2011. While it is too early to predict the outcome of any of these cases and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2011 and 2010, our net sales to our five largest customers accounted for approximately 18.8% and 27.2% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2011 or 2010. No customer accounted for more than 10% of outstanding accounts receivable balance at September 30, 2011 or 2010. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2011 and 2010, the top five manufacturers of our manufactured products produced approximately 62.5% and 71.3% of our total purchases, respectively. One manufacturer accounted for 29.5% of total purchases for the nine months ended September 30, 2011, and the same manufacturer accounted for 35.4% of total purchases for the same period in 2010. A second manufacturer accounted for 11.6% of our total purchases during the nine months ended September 30, 2011 and the same manufacturer accounted for 12.8% of total purchases for the same period in 2010. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

One Principal Stockholder Is Able To Control Substantially All Matters Requiring Approval By Our Stockholders And Another Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of September 30, 2011, Gil Schwartzberg, trustee of several trusts formed by our Chairman of the Board and Chief Executive Officer Robert Greenberg and his wife for estate planning purposes, beneficially owned 71.7% of our outstanding Class B common shares, Mr. Greenberg beneficially owned 12.1% of our outstanding Class B common shares and members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2011, Mr. Schwartzberg beneficially owned 53.4% of the aggregate number of votes eligible to be cast by our stockholders, Mr. Greenberg beneficially owned 9.0% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 21.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Schwartzberg is able to control substantially all matters requiring approval by our stockholders, and Mr. Greenberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

The Toning Footwear Category Has Come Under Public and Regulatory Scrutiny That May Have A Negative Impact On Our Business And Results Of Operations.

The relatively new toning footwear product category, including our own Shape-ups products, has come under significant scrutiny in the past year, including highly publicized negative professional opinions, some negative publicity and media attention, personal injury lawsuits and attorneys publicly marketing their services to consumers who were allegedly aggrieved by the marketing of our toning products or injured by Shape-ups. The negative publicity and media attention has ranged from questioning the validity of our advertising and promotional claims to the allegations of personal injury lawsuits and overall safety of these products. We believe that Shape-ups and our other toning products are safe but are not able to predict what effect this negative publicity has had or will have on sales of toning footwear generally and our Shape-ups products in particular, whether such publicity will continue, and what the overall effect will be on our business and our results of operations.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.
**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2011	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer