Form 10-K
period 2011-12-31
SKECHERS USA INC
filed 2012-02-29
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

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

                                 None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer             Accelerated filer         Non-accelerated filer      Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No

As of June 30, 2011, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $538 million based upon the closing price of $14.48 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2012:  38,721,910.

The number of shares of Class B Common Stock outstanding as of February 15, 2012:  11,274,090.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2012 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

i

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2012 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:

—	international, national and local general economic, political and market conditions including the recent global economic recession and the uncertain pace of recovery in our markets;
—	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
—	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
—	our ability to sustain, manage and forecast our costs and proper inventory levels;
—	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
—

our ability to continue to manufacture and ship our products that are sourced in China, which could be adversely affected by various economic, political or trade conditions, or a natural disaster in China;

—	our ability to predict our revenues, which have varied significantly in the past and can be expected to fluctuate in the future due to a number of reasons, many of which are beyond our control; and
—	sales levels during the spring, back-to-school and holiday selling seasons.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this annual report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and states securities laws.

PART I

ITEM 1.	BUSINESS

We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Throughout this annual report, we refer to Skechers U.S.A., Inc., a Delaware corporation, and its consolidated subsidiaries as “we,” “us,” “our,” “our company” and “Skechers” unless otherwise indicated. Our Internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our corporate website, www.skx.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing such filings at www.skx.com or at the SEC’s website at www.sec.gov.

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under several unique lines. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer uniquely branded fashion and street-focused footwear lines for men, women and children. These lines are branded and marketed separately from Skechers and appeal to specific audiences. Our brands are sold through department and specialty stores, athletic and independent retailers, and boutiques as well as catalog and internet retailers. Along with wholesale distribution, our footwear is available at our e-commerce website and our own retail stores. As of February 15, 2012, we operated 120 concept stores, 107 factory outlet stores and 54 warehouse outlet stores in the United States, and 33 concept stores and 16 factory outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.

We seek to offer consumers a vast array of fashionable footwear that satisfies their active, casual, dress casual and athletic footwear needs. Our core consumers are style-conscious men and women attracted to our youthful brand image and fashion-forward designs, and with our new performance footwear, athletes and fitness enthusiasts. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic.

We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted our brands through comprehensive marketing campaigns for men, women and children. During 2011, our Skechers brand was supported by print, television and outdoor campaigns for men and women; animated kids’ television campaigns featuring our own action heroes and characters; and print, television and outdoor campaigns featuring our Skechers Fitness endorsees. These endorsees included celebrities and reality stars Kim Kardashian and Kris Jenner, television personality Brooke Burke and fitness expert Denise Austin. We also signed Olympic medalist Meb Keflezighi, Hall of Fame hockey player Wayne Gretzky, Hall of Fame basketball player Karl Malone and Hall of Fame quarterback Joe Montana as endorsees to market our fitness footwear.

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

Lifestyle Brands

Skechers USA. Our Skechers USA category for men and women includes: (i) Casuals, (ii) Dress Casuals, (iii) Relaxed Fit (for men only), (iv) seasonal sandals and boots and (v) Casual Fusion. This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.

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

•

Skechers Relaxed Fit is a line of trend-right casuals for men who want all-day comfort without compromising style. Characteristics of the line include comfortable outsoles, memory foam insoles and quality leather uppers. A category with unique features, we market and package Skechers Relaxed Fit styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

•

Our seasonal sandals and boots collection for men and women is designed with many of our existing and proven outsoles for our Casuals, Dress Casuals and Casual Fusion lines, stylized with basic or core uppers as well as fresh looks. These styles are generally made with quality leather uppers, but may also be in canvas or fabric for sandals, and water-resistant materials and fur and faux fur linings for boots.

•

Our Casual Fusion line is comprised of low-profile, sport-influenced Euro casuals targeted to trend-conscious young men and women. The outsoles are primarily rubber and adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh.

Skechers Sport. Our Skechers Sport footwear for men and women includes: (i) Lightweight Joggers, (ii) Trail-inspired, (iii) Athletic-inspired, (iv) Performance-inspired athletics and (v) Sport sandals and boots. Our Skechers Sport category is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Skechers Sport is typically sold through specialty shoe stores, department stores and athletic footwear retailers.

•

Our Lightweight Joggers are designed with comfort and flexibility in mind. Careful attention is devoted to the cushioning, weight, materials, design and construction of the outsoles, which vary greatly depending on the intended use. This category features bright colors, earth tones and traditional athletic white.

•

Trail-inspired athletics are designed for city and off-road wear, some with aggressive all terrain traction lugs, external torsion stabilizer, abrasion-resistant toe and tuned dual-density molded EVA midsole with pronation control. Many of the uppers are in breathable materials, mesh, leather and nubuck.

•

Athletic inspired casuals are designed with the comfort of sneakers and the styling of casuals. With all-day comfort and durable rubber treads, the shoes are intended to go from weekend to work. Many of the designs are in natural shades with athletic accents. The uppers are designed in leather, suede, nubuck and canvas.

•

Performance-inspired athletics take their styling and design cues from our performance footwear in the Skechers Fitness division, allowing consumers to wear similar looks without the technology and associated costs. The styles are primarily lightweight and flexible, and feature cushioned outsoles and ventilated uppers. Designed as a versatile, trend-right athletic shoe suitable for all-day wear, the line features leather and trubuck uppers in both bright and classic athletic colors.

•

Our Sport sandals and boots are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals and boots are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.

Skechers Active. A natural companion to Skechers Sport, Skechers Active has grown from a casual everyday line into a complete line of sneakers for active females of all ages. The Active line now includes low-profile, lightweight, flexible and sporty styles. The line, with lace-up, Mary Janes, sandals and open back styles, is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures – traditional laces, zig-zag and cross straps, among others. Active sneakers are typically retailed through specialty casual shoe stores and department stores.

BOBS from Skechers. Our BOBS from Skechers footwear for men, women and kids is an alpagarta-inspired footwear line created to help millions of children worldwide. For every pair of BOBS shoes sold, Skechers will donate a pair of new shoes to a child in need around the world through reputable charity organizations. Primarily designed with canvas and linen uppers, BOBS are also made with corduroy, boiled wool and Tyvek (a paper fabric) uppers. BOBS’ versatile, classic designs are available at department, specialty shoe stores and online retailers.

Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes and sneakers, (ii) S-Lights, Hot Lights by Skechers and Luminators by Skechers, (iii) Skechers Cali for Girls, (iv) Airators by Skechers, (v) Skechers Super Z-Strap, (vi) Elastika by Skechers, (vii) Bella Ballerina by Skechers, (viii) Twinkle Toes by Skechers, and (ix) Sporty Shorty by Skechers.

•

The Skechers Kids line includes embellishments or adornments such as fresh colors and fabrics from our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles and for infants with soft, leather-sole crib shoes.

•

S-Lights, Hot Lights and Luminators by Skechers are lighted sneakers and sandals for boys and girls. The S-Lights combine patterns of lights on the outsoles and sides of the shoes while Hot Lights feature lights on the front of the toe to simulate headlights as well as on other areas of the shoes. Luminators by Skechers feature glowing green lights and a marketing campaign with the Luminator character.

•

Skechers Cali for Girls is a line of sneakers, skimmers and sandals for young girls designed to typify the California lifestyle. The sneakers are designed primarily with canvas uppers in unique prints, some with patch details, on vulcanized outsoles. The skimmers and flats are designed with many of the same upper materials and outsoles as the sneakers.

•	Airators by Skechers is a line of boys sneakers with a foot-cooling system designed to pump air from the heel through to the toes. The line is marketed with the character Kewl Breeze.

•	Skechers Super Z-Strap is a line of athletic styled sneakers with a unique “z” shaped closure system for easy closure. The line is marketed with the character Z-Strap.

•	Elastika by Skechers is a line of girls’ sneakers with bungee closures. The line is marketed with the character Elastika.

•	Bella Ballerina by Skechers is a new line of shoes with a disc that spins on the outsole, allowing girls to twirl like a ballerina.

•

Twinkle Toes by Skechers is a new line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. Some also include lights. The line is marketed with the character Twinkle Toes.

•

Sporty Shorty by Skechers is a new line of athletic-inspired sneakers for girls who like to wear sport-style footwear off the field. Many of the styles are lightweight and come in bright colors. Some also include lights. The line is marketed with the character Sporty Shorty.

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

Skechers Work. Expanding on our heritage of cutting-edge utility footwear, Skechers Work offers a complete line of men’s and women’s casuals, field boots, hikers and athletic shoes. The Skechers Work line includes athletic-inspired, casual safety toe and non-slip safety toe categories that may feature lightweight aluminum safety toe, electrical hazard and slip-resistant technologies, as well as breathable, seam-sealed waterproof membranes. Designed for men and women with jobs that require certain safety requirements, these durable styles are constructed on high-abrasion, long wearing soles, and feature breathable lining, oil and abrasion resistant outsoles offering all-day comfort and prolonged durability. The Skechers Work line incorporates design elements from the other Skechers men’s and women’s line. The uppers are comprised of high-quality leather, nubuck, trubuck and durabuck. Our safety toe athletic sneakers, boots, hikers and casuals are ideal for environments requiring safety footwear and offer comfort and safety in dry or wet conditions. Our slip-resistant boots, hikers, athletics, casuals and clogs are ideal for the service industry. Our safety toe products have been independently tested and certified to meet ASTM standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip resistance. Skechers Work is typically sold through department stores, athletic footwear retailers and specialty shoe stores, as well as marketed directly to consumers through business-to-business channels.

Fitness Brands

Shape-ups by Skechers. is a comfortable line of footwear that features a patented Resamax™ kinetic wedge designed to give the sensation of walking on sand. Primarily sneakers for men and women, the shoes are also available in slip-resistant styles for service professionals.

Shape-ups Liv by Skechers. is an ultra-lightweight sneaker collection for men and women with Natural Stride technology. The curved bottom is designed to guide you back to the body’s natural stride, the Resalyte® cushioning gives you a cushioned base, and the flex groove bottom offers more flexibility. Uppers are in leather, breathable mesh and lightweight fabrics in classic athletic colors, whites and brights. Shape-ups Liv by Skechers are marketed in their own box as a stylish walking and light running shoe for men and women. The line is available at athletic footwear retailers, department stores and specialty shoe stores.

Tone-ups by Skechers and Tone-ups Fitness. Targeting 18 to 34 year-old fitness and trend conscious women, Tone-ups by Skechers are casual and athletic-inspired sandals that feature a gradual density midsole designed for comfort and support. Tone-ups uppers range from leather to microfiber suede, mitobuck and nylon webbing. Tone-ups Fitness is a collection of stylish sneakers primarily with a padded bottom featuring Resalyte® technology. These styles are available in department stores and at casual shoe retailers.

Skechers GOperform. Skechers Performance is a collection of technical footwear designed with a focus on a specific activity to maximize performance and promote natural motion. Developed by our Advanced Concepts Team, the footwear utilizes the latest advancements in materials and design, including an ultra-lightweight Resalyte® compound for the midsole. The footwear is available at athletic footwear retailers, department stores and specialty running stores.

•

Skechers GOrun is an extremely flexible, minimalistic line of performance running shoes that feature a mid-foot strike design for efficient running, GOimpulse sensors for responsive feedback, and a low 4mm heel drop for a natural running feel. The shoes are ultra-lightweight at only 4.9 ounces for women’s size 6 and 6.9 ounces for men’s size 9. This line is primarily marketed to serious runners as well as recreational runners.

•	Skechers GOwalk offers performance features in a comfortable casual slip-on. The line is also very lightweight and extremely flexible so your feet can move naturally when walking.

PRODUCT DESIGN AND DEVELOPMENT

Our principal goal in product design is to generate new and exciting footwear in all of our product lines with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design our lifestyle line to be fashionable and marketable to the 12 to 24 year old consumer, while substantially all of our lines appeal to the broader range of 5 to 40 year old consumers, with an exclusive selection for infants and toddlers. Designed by our Advanced Concept Team, our performance products are for professional athletes and for those who want a technical fitness shoe with revolutionary design.

We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest fashion trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including as follows: the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and e-commerce customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brands’ image.

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

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2011, five of our contract manufacturers accounted for approximately 62.5% of total purchases. One manufacturer accounted for 30.8%, and another accounted for 11.5% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services or with the availability of raw materials.

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

ADVERTISING AND MARKETING

With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. The focus of our marketing plan is print and television advertising, which is supported by outdoor, trend-influenced marketing, public relations, promotions, grass roots and in-store support. In addition, we utilize celebrity endorsers in our advertisements. We also believe our websites and trade shows are effective marketing tools to both consumers and wholesale accounts. We have historically budgeted advertising as a percentage of projected net sales.

The majority of our advertising is conceptualized by our in-house design team. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our lifestyle, performance-inspired and image-driven advertising, we generally seek to build and increase brand awareness by linking the Skechers brand to youthful attitudes for our lifestyle lines, and technology with authentic runners and athletes for our performance lines. Our ads are designed to provide merchandise flexibility and to facilitate the Skechers brand’s direction.

To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe would reach new markets. Television host Brooke Burke appeared in print and television campaigns as did as celebrity icons and reality stars Kim Kardashian and Kris Jenner for our fitness lines in 2011. We also utilized athletes in our fitness advertisements, including Hall of Fame quarterback Joe Montana, Hall of Fame basketball player Karl Malone, and Hall of Fame hockey player Wayne Gretzky. In 2011, we also signed emerging New England Patriots running back Danny Woodhead and Olympic medalist Meb Keflizighi to help launch our performance lines. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

With a targeted approach, our print ads appear regularly in popular fashion and lifestyle consumer publications, including Runner’s World, Cosmopolitan, Shape, Lucky, In Style, Seventeen, Maxim, Men’s Fitness, and Women’s Health, as well as in weekly publications such as People, Us Weekly, OK!, and Sports Illustrated, among others. Our advertisements also appear in international magazines around the world.

Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2011, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes and our fitness and performance collections. We have found these to be a cost-effective way to advertise on key national and cable programming during high selling seasons. In 2011, many of our television commercials were translated into multiple languages and aired in Brazil, Canada, the United Kingdom, France, the Benelux Region, Germany, Spain, Italy, Chile, Austria and Switzerland.

Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, we continued our multi-level outdoor campaign that included kiosks in key malls across the United States and billboards, transportation systems and telephone kiosks in North America, Brazil, Chile, Asia and Europe. In addition, we advertised on football perimeter boards in the United Kingdom, Spain and Germany. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression for our brands.

Trend-Influenced Marketing/Public Relations. Our public relations objectives are to secure product placement in key fashion magazines, place our footwear on the feet of trend-setting celebrities and their children, and gain positive and accurate press about us and our products. Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. Our footwear and our company have been prominently displayed and referenced on news and magazine shows. We have also amassed an array of prominent product placements in magazines including Seventeen, OK!, US Weekly, Health and Competitor. In addition, our brands have been associated with cutting edge events and various celebrities.

Promotions and Grass Roots. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers’ retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. In 2011, we appeared at numerous marathons and walks with Skechers Fitness branded booths to allow runners the ability to try on and often buy our product -- including at the New York Marathon where Meb Keflezighi achieved a personal best time while running in Skechers GOrun footwear. Our products were made available to consumers directly or through key accounts at many of these events.

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

Trade Shows. To better showcase our diverse products to footwear buyers in the United States and Europe and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at WSA’s The Shoe Show, FFANY, ASR, MAGIC and Outdoor Retailer in the United States; GDS, MICAM, ISPO, Mess Around and Who’s Next in Europe; and Couromoda and Francal in Brazil. Our dynamic, state-of-the-art trade show exhibits are developed by our in-house architect to showcase our latest product offerings in a lifestyle setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level.

Internet. We promote and sell our brands through our e-commerce website www.skechers.com, which enables fans and customers to shop, browse, find store locations, socially interact, post a shoe review, photo, video, or question and immerse themselves in our brands. Our website is a venue for dialog and feedback from customers about our products which enhances the Skechers brand experience while driving sales through all our retail channels.

PRODUCT DISTRIBUTION CHANNELS

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale customers in more than 100 countries and territories via our global network of distributors in addition to our subsidiaries in Asia, Europe, Canada and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. Twenty one distributors have opened 207 distributor-owned Skechers retail stores in 34 countries as of December 31, 2011.

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

In an effort to provide knowledgeable and personalized service to our wholesale customers, the sales force is segregated by product line, each of which is headed by a vice president or national sales manager. Reporting to each sales manager are knowledgeable account executives and territory managers. The vice presidents and national sales managers report to our senior vice president of sales. All of our vice presidents and national sales managers are compensated on a salary basis, while our account executives and territory managers are compensated on a commission basis. None of our domestic sales personnel sells competing products.

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

International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our subsidiaries and joint ventures in Canada, France, Germany, Spain, Portugal, Italy, Switzerland, Austria, Malaysia, Thailand, Singapore, Hong Kong, China, Japan, the Benelux Region, the United Kingdom, Brazil and Chile; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Central America, South America, Africa, the Middle East and Australia, among other regions; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.

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

Skechers-owned retail stores in Europe include eleven concept stores and thirteen factory outlet stores located in nine countries, including the key locations of Covent Garden and Oxford Street in London, Alstadt District in Düsseldorf and Kalverstraat Street in Amsterdam.

To accommodate our European subsidiaries’ operations, we operate an approximately 490,000 square foot distribution center in Liege, Belgium. This distribution center is currently used to store and deliver product to our subsidiaries and retail stores throughout Europe.

Canada

Merchandising and marketing of our product in Canada is managed by our wholly-owned subsidiary, Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Rancho Belago, California. We have five concept stores; Toronto Eaton Centre, West Edmonton Mall, Chinook Centre, Richmond Centre, and Pacific Centre; and two factory outlet stores in Toronto and Alberta.

Malaysia, Singapore and Thailand

We have a 50% interest in a joint venture in Malaysia and Singapore, and a 51% interest in a joint venture in Thailand that generate net sales in those countries. The joint ventures operate four concept stores and seven shops-in-shop in Malaysia, twelve concept stores and two shop-in-shops in Singapore, and three concept stores in Thailand. These joint ventures are included in our consolidated financial statements.

China and Hong Kong

We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that generate net sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. The joint ventures operate 47 direct-owned stores and in excess of 140 shops-in-shop in China and 19 direct-owned stores and 11 shops-in-shop in Hong Kong. These stores are in key locations in Shanghai, Beijing, Guangzhou, Xiamen, Hong, Kong, Macau, and other cities. The joint ventures are included in our consolidated financial statements.

Japan

Merchandising and marketing of our product in Japan is managed by our wholly-owned subsidiary, Skechers Japan GK, with its offices located in Tokyo, Japan. Product sold in Japan is primarily shipped directly from our contract manufacturers’ factories in China.

Brazil

Merchandising and marketing of our product in Brazil is managed by our wholly-owned subsidiary, Skechers Do Brasil Calcados LTDA., with its offices located in Sao Paulo, Brazil. Product sold in Brazil is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Rancho Belago, California.

Chile

Our wholly-owned subsidiary, Comercializadora Skechers Chile Limitada, supports our 18 retail stores as well as wholesale accounts in Chile. Product sold in Chile is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Rancho Belago, California.

•	Distributors

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 30 distributors who sell our products to department, athletic and specialty stores in more than 100 countries around the world. As of December 31, 2011, we had agreements with 21 of these distributors regarding 207 distributor-owned Skechers retail stores that are open in 34 countries, including 71 stores that were opened in 2011, while seven distributor-owned stores were closed during the year. Our distributors own and operate the following retail stores:

REGION	STORE FORMAT	NUMBER OF STORES	LOCATION (1)
Americas	Concept	51	Aruba, Colombia (6), Costa Rica (2), Ecuador (2), Guatemala (2), Honduras, Mexico (13), Panama (3), Peru (4), Venezuela (17)
	Warehouse	5	Colombia, Mexico (4)

Asia	Concept	79	India, Indonesia (9), Japan (4), Korea (48), Mongolia, Philippines (10), Taiwan (6)
	Warehouse	8	Japan (4), Korea (2), Taiwan (2)

Australia	Concept	5	Castle Hill, Chadstone, Maribyrnong, Sydney (2)
	Warehouse	10	Brisbane, Bundoora, Cairns, Canberra, Jindalee, Melbourne (4), Sydney

Europe	Concept	23	Croatia (3), Estonia (2), Israel, Lithuania, Malta (3), Russia (10), Ukraine (3)
	Warehouse	1	Greece

Middle East	Concept	13	Bahrain, Kuwait, Qatar, Saudi Arabia (5), UAE (5)
	Warehouse	1	UAE

Africa	Concept	11	Egypt (2), Morocco (2), South Africa (7)

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

Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. We periodically review all of our stores for impairment. We prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 15, 2012, we owned and operated 120 concept stores, 107 factory outlet stores and 54 warehouse outlet stores in the United States, and 33 concept stores and 16 factory outlet stores internationally. During 2011, we opened 40 domestic stores and six international stores, and closed three domestic stores and one international store. During 2012, we plan to open 18 to 20 new stores.

•	Concept Stores.

Our concept stores are located at marquee street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, Union Square and 34th Street in New York, Powell Street in San Francisco, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, and Santa Monica Place Mall and Las Vegas’ Fashion Show Mall. International locations include Covent Garden and Oxford Street in London, Alstadt District in Dusseldorf, Toronto’s Eaton Centre, Vancouver’s Pacific Centre, and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. In 2011, we opened 17 domestic concept stores and six international concept stores.

The typical Skechers concept store is approximately 2,500 square feet, although in certain markets we have opened concept stores as large as 7,800 square feet or as small as 1,100 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in the United States, Canada, Europe, South America and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.

•	Factory Outlet Stores.

Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have 16 international outlet stores – five in England, two each in Canada, Germany and Italy, and one each in Austria, Chile, the Netherlands, Portugal and Scotland. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,900 to 9,000 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points. We opened nine domestic factory outlet stores in 2011.

•	Warehouse Outlet Stores.

Our free-standing warehouse outlet stores, which are primarily located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores are typically larger than our factory outlet stores and typically range in size from approximately 5,200 to 15,000 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened 14 domestic warehouse outlet stores in 2011.

Electronic Commerce. Our website, www.skechers.com is a virtual storefront that promotes the Skechers brands. Our website is designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. This virtual store has provided a convenient alternative-shopping environment and brand experience. The website is an efficient and effective additional retail distribution channel, and it has improved our customer service.

For disclosure of segment information for our four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales—see note 12 to the financial statements on page 63 of this annual report.

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

As of January 31, 2012, we had 34 active domestic and international licensing agreements in which we are the licensor. These include Skechers branded leather goods and backpacks, Skechers Kids apparel, Skechers Scrubs for health care professionals and Skechers Eyewear. We have international licensing agreements for the design and distribution of men’s and women’s apparel in India, Israel, Mexico, South Africa, and Korea; bags in Panama; and watches in the Philippines.

DISTRIBUTION FACILITIES AND OPERATIONS

We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either: (i) to our approximate 1.8 million square-foot distribution center located in Rancho Belago, California. This facility was completed in 2011 and has replaced six facilities located in Ontario, California, (ii) to our approximately 490,000 square-foot distribution center located in Liege, Belgium or (iii) directly from third-party manufacturers to our other international customers and other international third-party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.

BACKLOG

As of December 31, 2011, our backlog was $390.2 million, compared to $588.9 million as of December 31, 2010. Backlog orders are subject to cancellation by customers, as evidenced by order cancellations that we have experienced over the past few years due to the weakened U.S. economy and shifting footwear trends which caused the toning market to become saturated with lower priced products. For a variety of reasons, including changes in the economy, customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter lead times within backlog levels, backlog may not be a reliable measure of future sales for any succeeding period.

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 105 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 27 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Skechers trademark and other key trademarks. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations. We have sued and have been sued by third parties for infringement of intellectual property. It is our opinion that none of these claims has materially impaired our ability to utilize our intellectual property rights.

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

COMPETITION

Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our utility footwear and casual shoes compete with footwear offered by companies such as The Timberland Company, Clarks, Kenneth Cole Productions Inc., Steven Madden, Ltd., Wolverine World Wide, Inc., K-Swiss Inc., and V.F. Corporation. Our athletic lifestyle and performance shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Puma AG, and New Balance Athletic Shoe, Inc. The intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for performance footwear, including the walking fitness category, constitute significant risk factors in our operations. Our children’s shoes compete with footwear offered by companies such as Collective Brands Inc. and Geox. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of January 31, 2012, we employed 5,636 persons, 2,434 of whom were employed on a full-time basis and 3,202 of whom were employed on a part-time basis, primarily in our retail stores. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

We Face Many New Challenges After Entering The Highly Competitive Performance Footwear Market In 2008.

Although the design and aesthetics of our products have traditionally been the most important factors in consumer acceptance of our footwear, we began incorporating technical innovations into certain of our product offerings in late 2008 and have continued to develop and introduce new performance footwear since then. The performance footwear market is keenly competitive in the United States and worldwide, and the newer entrants in that market including our company face many challenges. Negative consumer perceptions of our performance features due to our historical reputation as a fashion and lifestyle footwear company, product offerings and technologies from our competitors, and failure to keep up with rapid changes in footwear technology and consumer preferences may constitute significant risk factors in our strategy and may negatively impact our business.

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

If any single style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2011 or 2010. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

Our Business And The Success Of Our Products Could Be Harmed If We Are Unable To Maintain Our Brand Image.

Our success to date has been due in large part to the strength of the Skechers brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business has been and may be similarly affected in the future.

The Toning Footwear Category Has Come Under Public And Regulatory Scrutiny That May Have A Material Negative Impact On Our Business And Results Of Operations.

The toning footwear product category, including our own Shape-ups products, has come under significant public scrutiny in the past year, including highly publicized negative professional opinions, negative publicity and media attention, personal injury lawsuits and attorneys publicly marketing their services to consumers who were allegedly aggrieved by the marketing of our toning products or injured by Shape-ups. In addition, we have been responding to inquiries by the FTC and SAG regarding our claims and advertising for our toning products and are engaged as defendants in related consumer class actions. This public and regulatory scrutiny has included the questioning of our advertising, promotional claims, and the overall safety of these products, as well as allegations of personal injury lawsuits. We believe that Shape-ups and our other toning products are safe, but the negative publicity from this public and regulatory scrutiny appears to have had a negative impact on sales of toning footwear generally and our Shape-ups products in particular. We are not able to predict whether such publicity, regulatory review and related litigation will continue or what the continued effect will be on the sales of our Shape-up products, our business, and our results of operations beyond that included in this annual report. Further details regarding these legal and regulatory matters are discussed in greater detail under “Legal Proceedings” in Part I, Item 3 of this annual report.

It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Products In The Fitness Footwear Market.

The toning footwear market is dominated by a handful of competitors who design, market and advertise their products to promote benefits associated with wearing the footwear. Advertising promoting benefits associated with the toning footwear market has come under review from regulators including the FTC, SAG, and government and quasi-government regulators in foreign countries. As discussed in greater detail under “Legal Proceedings” in Part I, Item 3 of this annual report, while we continue to defend our claims and advertising with respect to our core toning products vigorously before the FTC, SAG and other regulators, we have reserved $45 million for costs and potential exposure and have recorded a pre-tax expense of $5 million in additional legal and professional fees relating to these matters and related consumer class actions in the fourth quarter of 2011. Although we believe at this time that these charges appropriately reflect our estimated level of exposure with regard to these matters, it is not possible to predict their final outcome and it is possible that the final resolution of these matters could have a further material adverse impact on our advertising, promotional claims, business, results of operations and financial position.

We Face Intense Competition, Including Competition From Companies With Significantly Greater Resources Than Ours, And If We Are Unable To Compete Effectively With These Companies, Our Market Share May Decline And Our Business Could Be Harmed.

We face intense competition in the footwear industry from other established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the footwear industry.

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

Our Business Could Be Harmed If We Fail To Maintain Proper Inventory Levels.

We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, similar to the changes in the marketplace for toning footwear in 2011 that led to excess inventory, discounted pricing and inventory write-downs, continued lower levels of consumer spending due to the global economic slowdown, an unanticipated decline in the popularity of Skechers footwear or other unforeseen circumstances may make it difficult for us and our customers to accurately forecast product demand trends, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

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

We May Have Difficulty Managing Our Costs If Global Economic Conditions Worsen.

Our future results of operations will depend on our overall ability to manage our costs. These challenges include (i) managing our infrastructure, including the addition of our new distribution center in Rancho Belago, California, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If global economic conditions worsen and lead to an unexpected decline in our revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations, that could have a material adverse effect on our business, results of operations or financial condition.

The Popularity Of Skechers Footwear May Not Continue To Grow As Rapidly As It Has In The Past Or May Decline, Which Would Have A Material Adverse Effect On Our Business, Results Of Operations And Financial Condition.

Although our company has generally exhibited steady growth since we began operations through 2010, we have suffered decreases in net sales at times in the past, including in 2011, our rate of growth has declined at times as well and we may experience similar decreases in net sales or declines in rate of growth again in the future. Our ability to grow in the future depends upon, among other things, the continued popularity of our footwear, the acceptance by customers of performance footwear including the Skechers GOrun and Skechers GOwalk lines, and the development of new lines and styles of footwear with widespread appeal to a broad demographic of customers. If the popularity of our footwear declines or does not increase in the future, we may experience, among other things, a decrease in our revenues and profitability, which could have a material adverse effect on our business and financial condition.

Our Children’s Shoe Business May Be Negatively Impacted By The Consumer Product Safety Improvement Act Of 2008.

The Consumer Product Safety Commission issued new standards under the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) regarding lead content in consumer products directed at children 12 years of age and under, including children’s shoes. The lead limits on the outer or accessible part of a children’s shoe was decreased to 600 parts per million beginning February 10, 2009 and was subsequently reduced on August 14, 2009 to 300 parts per million. These standards apply retroactively to all products that existed on February 10, 2009 and August 14, 2009, respectively, and they are not limited to new manufacturing. Effective as of August 12, 2011, the lead limits were reduced again to 100 parts per million for all products manufactured after that date, while the 600 and 300 parts per million limits remain in effect for saleable products that had already been manufactured as of the respective prior effective dates. The effective enforcement date for third party testing and certification is January 1, 2012 and applies to products manufactured after December 31, 2011. We have been working to ensure that covered products are appropriately tested, and we are regularly monitoring the evolution and interpretation of the regulation to ensure compliance. There is still uncertainty regarding the meaning of the CPSIA, how it applies to products or product components, and the level of detail that each of our retailers will require. Consequently, we are unable to predict whether the total financial impact of these new standards will have a material adverse impact on our business, results of operation or financial condition.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During 2011, 2010 and 2009, our net sales to our five largest customers accounted for approximately 17.8%, 24.9% and 25.1% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2011, 2010 and 2009. One customer accounted for 12.5% and another accounted for 10.0% of net trade receivables at December 31, 2011. No customer accounted for more than 10% of net trade receivables at December 31, 2010. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

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

Substantially all of our net sales during the year ended December 31, 2011 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Italy, Brazil and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including the military presence in Iraq and terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

In particular, because most of our products are manufactured in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China, or the outbreak of a pandemic disease in China could severely interfere with the manufacture and/or shipment of our products and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.

Currency Exchange Rate Fluctuations In China Could Result In Higher Costs And Decreased Margins.

Our manufacturers located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the Chinese currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the Chinese government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of China’s main trading partners. Since then, the value of the Yuan has gradually appreciated against the U.S. dollar to 6.29 Yuan per U.S. dollar on December 31, 2011. The valuation of the Yuan may continue to increase incrementally over time should the China central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our footwear in China, resulting in a potentially material adverse effect on our results of operations and financial condition.

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

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2011 and 2010, the top five manufacturers of our products produced approximately 62.5% and 70.6% of our total purchases, respectively. One manufacturer accounted for 30.8% and 34.7% of total purchases during 2011 and 2010, respectively. One other manufacturer accounted for 11.5% and 13.0% of our total purchases during 2011 and 2010, respectively. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

In addition to the legal matters included in our reserve for loss contingencies, we occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from any such unanticipated future litigation. We have no reason to believe that there is a reasonable possibility or a probability our company may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected. Further, any unanticipated litigation in the future, regardless of its merits, could also significantly divert management’s attention from our operations and result in substantial legal fees being incurred. Such disruptions, legal fees and any losses resulting from these unanticipated future claims could have a material adverse effect on our business, consolidated financial statements and financial condition.

For a discussion of risks related to regulatory inquiries, see the risks discussed on page 16 under “It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Products In The Fitness Footwear Market.”

Our Ability To Compete Could Be Jeopardized If We Are Unable To Protect Our Intellectual Property Rights Or If We Are Sued For Intellectual Property Infringement.

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, S in Shield Design®, Performance-S Shifted Design®, Shape-ups®, Twinkle Toes®, Bella Ballerina™, Skechers GOrun™ and Skechers GOwalk™ trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2011, a substantial portion of our operations are located in California, including 73 of our retail stores, our headquarters in Manhattan Beach, and our domestic distribution center in Rancho Belago. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Breaches Of Our Information Technology Systems And Other Disruptions Could Compromise Our Information, Expose Us To Liability And Harm Our Reputation And Business.

We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business or morale, and we may incur costs to remediate possible injury to our customers and employees or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident.

One Principal Stockholder Is Able To Control Substantially All Matters Requiring Approval By Our Stockholders And Another Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2011, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 60.4% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 23.4% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2011, Mr. Greenberg beneficially owned 45.0% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 57.5% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 17.4% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders, and Mr. Schwartzberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Our corporate headquarters and additional administrative offices are located at six properties in Manhattan Beach, California, which consist of an aggregate of approximately 150,000 square feet. We own and lease portions of our corporate headquarters and administrative offices.

Our U.S. distribution center is located in Rancho Belago, California. In January 2010, we entered into an agreement with HF Logistics I, LLC (“HF”) to form a joint venture, HF Logistics-SKX (the “JV”), to build a new 1.8 million square foot distribution facility on approximately 110 acres, which was completed in 2011. This single facility has replaced the previous six facilities located in or near Ontario, California. We are leasing the new distribution center for 20 years from the JV for a base rent of $940,695 per month, or approximately $11.3 million per year. The JV’s objective is to operate the facility for the production of income and profit. The term of the JV is fifty years. The parties are equal fifty percent partners. In April 2010, Skechers, through our wholly-owned subsidiary Skechers RB, LLC, made an initial cash capital contribution of $30 million and HF made an initial capital contribution of the land. Additional capital contributions, if necessary, would be made on an equal basis by Skechers RB, LLC and HF.

Our European distribution center consists of a 490,000 square-foot facility in Liege, Belgium under a 20-year operating lease with base rent of approximately $3.0 million per year. The lease agreement also provides for early termination rights at five-year intervals beginning in April 2014, pending notification as prescribed in the lease, of which the first such right was not exercised.

All of our domestic retail stores and showrooms are leased with terms expiring between April 2012 and June 2023. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $39.8 million for the year ended December 31, 2011.

We also lease all of our international administrative offices, retail stores and showrooms located in Canada, Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Malaysia, China, Hong Kong, Japan, Chile, Singapore, Thailand, and Portugal. The property leases expire at various dates between March 2012 and April 2025. Total base rent for the leased administrative properties aggregated approximately $23.0 million for the year ended December 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS

Our claims and advertising for our toning products including for our Shape-ups are subject to the requirements of, and routinely come under review by regulators including pending inquiries from the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. We are currently responding to requests for information regarding our claims and advertising from regulatory and quasi-regulatory agencies in the United States and several other countries and are fully cooperating with those requests. While we believe that our claims and advertising with respect to our core toning products are supported by scientific tests, expert opinions and other relevant data, and while we have been successful in defending our claims and advertising in several different countries, we have discontinued using certain test results and we periodically review and update our claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in our claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.

Based on discussions with the FTC staff, we are now aware that the FTC’s pending inquiry into our toning products will not end in a closure letter assuring no further regulatory action. In the fourth quarter, the FTC’s Director of the Bureau of Consumer Protection referred the matter to the FTC Commissioners for consideration of whether to bring an action against us for false and deceptive advertising in connection with our toning products, and the Company met with the individual Commissioners to present evidence and arguments against bringing such an action. Our discussions with the FTC staff are continuing.

Since June 2010, we have been a defendant in multiple consumer class actions challenging our claims and advertising for our toning products, including our Shape-ups, actions which are described below. We also received notice in the fourth quarter that a multistate group of state Attorneys General (“SAG”), comprised of 44 States and the District of Columbia, is reviewing substantially the same claims and advertising for toning products as the FTC, and discussions relating to that inquiry are likewise ongoing.

In this regard, one of our competitors, which also sells toning products, recently settled a matter with the FTC and related consumer class actions for the payment of $25 million plus an additional $4.6 million in attorneys’ fees. While we believe that the facts relating to the FTC and SAG inquiries into our toning products and our consumer class actions are different from our competitor’s, we have evaluated this evidence and other related facts and interpretations and have concluded that we could be subject to a higher exposure as a result of these proceedings. After extensive consultation with our advisors, we have recorded a charge of $45 million to reserve for costs and potential other exposures relating to existing litigation and regulatory matters and, in addition, have recorded an expense of $5 million for legal and professional fees related to the aforementioned matters. Due to the sensitive and complex nature of these proceedings and the large number of parties involved, it is currently not possible to predict the final outcomes of the FTC inquiry, the SAG inquiry, or the related consumer class actions. Although we believe our fourth quarter charges of $50 million appropriately reflect our estimated level of exposure, it is possible that additional exposure associated with the final resolution of these proceedings could have a further material adverse impact on our results of operations or financial position.

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

Asics Corporation and Asics America Corporation v. Skechers U.S.A., Inc. — On May 11, 2010, Asics Corporation and Asics America Corporation (collectively, “Asics”) filed an action against our company in the United States District Court for the Central District of California, SACV 10-00636 CJC/MLG, alleging trademark infringement, unfair competition, and trademark dilution under both federal and California law and false advertising under California law arising out of our alleged use of stripe designs similar to Asics trademarks. The complaint seeks, among other things, permanent and preliminary injunctive relief, compensatory damages, profits, treble and punitive damages, and attorneys’ fees. The matter is in the discovery phase. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.

Tamara Grabowski v. Skechers U.S.A., Inc. — On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On January 13, 2012, the plaintiff filed a motion to lift the stay, which Skechers opposed. The court has not issued a decision on plaintiff’s motion, and the stay remains in place. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Sonia Stalker v. Skechers U.S.A., Inc. — On July 2, 2010, Sonia Stalker filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, we removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 JAK (JEM). On August 23, 2010, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On August 27, 2010, plaintiff moved to certify the class, which motion we have opposed. On January 21, 2011, the court stayed the action for the separate reasons that the Grabowski action was filed first and takes priority under the first-to-file doctrine and that the outcomes in pending appeals in two unrelated actions will significantly affect the outcome of plaintiff’s motion for class certification and the resolution of this action. The stay remains in effect. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Venus Morga v. Skechers U.S.A., Inc. — On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On January 13, 2012, the plaintiff filed a motion to lift the stay, which Skechers opposed. The court has not issued a decision on plaintiff’s motion, and the stay remains in place, While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

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

Charles Davis, Angela Meng, Paisley McCollum, Daniel Liu, Chanel Celaya, Kathy Gardiner, Samantha Rex, Tracy Long Stover, Talesha Byrd, Sean Myrie, and Marielle Jaffe v. Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II — On August 12, 2011, Charles Davis, Angela Meng, Paisley McCollum, Daniel Liu, Chanel Celaya, Kathy Gardiner, Samantha Rex, Tracy Long Stover, Talesha Byrd, Sean Myrie, and Marielle Jaffe (collectively, the “Plaintiffs”) filed a lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. SC113783. The complaint alleges, among other things, that we have intentionally and knowingly misappropriated Plaintiffs’ common law and statutory law rights of publicity by using their images and likenesses in certain unauthorized forms of media. Plaintiffs are seeking compensatory, punitive and exemplary damages, injunctive relief, interest, attorneys’ fees and costs. The matter is now in the discovery phase. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously.

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

Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP — On March 3, 2011, we filed a complaint against Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP (collectively, the “Defendants”) in Superior Court of the State of California in Los Angeles County, Case

No. YC064333. In our current amended complaint, we allege, among other things, that the Defendants have breached their duties of care, loyalty and fidelity to us by negligently and carelessly providing legal representation, and that the Defendants have engaged in self-dealing and breaches of their fiduciary duties to us. We are seeking actual and consequential damages, declaratory relief, interest, punitive damages, and attorneys’ fees and costs. On August 3, 2011, the Defendants filed a first amended cross complaint against us, which alleges breach of written contract for failure to pay certain contingency fees, entitlement to contingency fees based on the principal of quantum meruit, breach of implied covenant of good faith and fair dealing, and fraud and intentional misrepresentation. The Defendants seek damages under a retainer agreement, the reasonable value of their services, as well as consequential and incidental damages, interest, punitive damages, and costs. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously.

Wendie Hochberg and Brenda Baum v. Skechers U.S.A., Inc.— On November 23, 2011, Wendie Hochberg and Brenda Baum filed a lawsuit against our company in the United States District Court for the Eastern District of New York, Case No. CV11-5751. The complaint alleges, on their behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates the New York Consumer Protection Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class, damages, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Shannon Loss, Kayla Hedges and Donald Horner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group— On February 12, 2012, Shannon Loss, Kayla Hedges and Donald Horner filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-78-H. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group— On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Personal Injury Lawsuits Involving Shape-ups. As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by us, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. Also, as previously reported, through August 9, 2011, four additional cases were filed in state and federal courts against these defendants, claiming a variety of alleged injuries, but asserting legal theories similar to those in the first case and adding claims for breach of express and implied warranties, loss of consortium, and fraud. Since then, our company has been named in an additional 24 currently pending cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first five cases. In each of the following cases, except as noted below, the plaintiffs seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

Case Name	Original Case Number	Court

Holly and Timothy Ward v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group (No exemplary or punitive damages sought)	1:11-cv-00080-MRB	United States District Court, Southern District of Ohio

Allison Drury v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00201-CRS	United States District Court, Western District of Kentucky, Louisville Division

Melissa and Richard Kearnely v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	6:11-cv-00139-GFVT	United States District Court, Eastern District of Kentucky, London Division

Lynn P. Orsine and Raymond J. Orsine v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01654-DCN	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

Theresa Croak and Neill Croak v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01458-TFH	United States District Court, District of Columbia

Helen Simpson v. Sketchers [sic.] U.S.A., Inc. (No exemplary or punitive damages sought.)	136479-C	26th Judicial District Court, Bossier Parish, Louisiana

Jessica Wilson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	5:11-cv-02008-DDD	United States District Court, Northern District of Ohio, Akron

Susan Reno-Gilliland and Frederick Gilliland IV v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-00241-HLM	United States District Court, Northern District of Georgia, Rome Division

Mai L. Moore v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-02849-CGC	United States District Court, Western District of Tennessee, Western Division

Linda Nell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-02050-BYP	United States District Court, Northern District of Ohio, Eastern Division, Youngstown

Denise Hagvall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02805-CCB	United States District Court, District of Maryland (Baltimore)

Karen McClain v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02807-CCB	United States District Court, District of Maryland (Baltimore)

Lisa Fuller and Terry Fuller v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-00084-BRW	United States District Court, Eastern District of Arkansas, Northern Division
Mark Stanley and Rebecca Stanley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	11-CI-00494	Circuit Court in Graves County, Kentucky

Corin Hall and Robert Hall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-00921-SA	United States District Court, District of Utah

Gale Leiter v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00351-TMR	United States District Court, Southern District of Ohio, Western Division, Dayton

Lisa Delzoppo-Patel v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02129	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

Karita Pierson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00352-WHR	United States District Court, Southern District of Ohio, Western Division, Dayton

Peggy Stults v. Skechers U.S.A. Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-1036-BCW	United States District Court, District of Utah, Central Division

Lisa Peniston v. Skechers U.S.A. Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-889-A	United States District Court, Northern District of Texas

Kathy Bartek, et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skecher Fitness Group	BC476903	Los Angeles Superior Court for the State of California, Central Division

Evelyn Rice v. Skechers U.S.A. Inc, Skechers U.S.A., Inc. II, and Skechers Fitness Group	1:12-cv-181-PAG	United States District Court, Northern District of Ohio, Eastern Division

Jewel Trsek v. Skechers U.S.A. Inc, Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-183-LW	United States District Court, Northern District of Ohio, Eastern Division

Tammy Santarosa v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-182-JZ	United States District Court for the Northern District of Ohio, Northern Division

Sharon Schinder v. Skechers U.S.A. Inc; Skechers U.S.A., Inc. II; and Skechers Fitness Group	2:11-cv-00408-WOB	United States District Court, Eastern District of Kentucky

Virginia Phillips v. Skechers U.S.A., Inc and The Sports Authority Inc.	37-2012-00092016	San Diego Superior Court for the State of California

Richard Raskopf and Cynthia Raskopf v. Skechers U.S.A., Inc; Skechers U.S.A. Inc. II and Skechers Fitness Group	3:12-cv-00070-JVB	United States District Court, Northern District of Indiana

Roxann Romano and Paul Romano v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:12-cv-00370-DRH	United States District Court, Eastern District of New York
Gina Williams-Lowe v. Skechers U.S.A. Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	8:12-cv-603-DKC	United States District Court, District of Maryland

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently or will shortly encompasses 27 personal injury cases that were initiated in various federal courts. In addition, the Company recently was named as a defendant in a 37-plaintiff personal injury action filed in the Los Angeles Superior Court, entitled Bartek v. Skechers U.S.A., Inc., et al., case no. BC476903. While it is too early to predict the outcome of any of these cases and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

As discussed above, we have reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters and have recorded a pre-tax expense of $5 million in additional legal and professional fees. In addition to the matters included in our reserve for loss contingencies, we occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from any such unanticipated future litigation. We have no reason to believe that there is a reasonable possibility or a probability our company may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock.

	HIGH	LOW

YEAR ENDED DECEMBER 31, 2011
First Quarter	$23.66	$17.86
Second Quarter	21.47	13.29
Third Quarter	17.88	13.31
Fourth Quarter	15.42	11.75
YEAR ENDED DECEMBER 31, 2010 First Quarter	$37.74	$26.76
Second Quarter	44.90	32.61
Third Quarter	40.20	21.22
Fourth Quarter	26.25	19.00

HOLDERS

As of February 15, 2012, there were 102 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 28 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

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

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2006 to December 31, 2011, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and our peer group index, which consists of six companies believed to be engaged in similar businesses: Nike, Inc., adidas AG, Kenneth Cole Productions, Inc., K-Swiss Inc., Steven Madden, Ltd., and Wolverine World Wide, Inc.

The graph assumes an investment of $100 on December 31, 2006 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will not make nor endorse any predictions as to our future stock performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Skechers U.S.A., Inc.	100.00	58.57	38.49	88.29	60.04	36.39
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
Peer Group	100.00	132.40	93.11	126.91	162.19	178.67

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2011 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

(In thousands, except net earnings (loss) per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	2011	2010	2009	2008	2007

Net sales	$1,606,016	$2,006,868	$1,436,440	$1,440,743	$1,394,181
Gross profit	623,748	911,906	621,010	595,922	599,989
Earnings (loss) from operations	(133,793)	195,568	70,255	57,705	113,323
Earnings (loss) before income taxes (benefit)	(131,047)	196,603	71,110	60,743	118,305
Net earnings (loss) attributable to Skechers U.S.A., Inc.	(67,484)	136,148	54,699	55,396	75,686
Net earnings (loss) per share:(1)
Basic	(1.39)	2.87	1.18	1.20	1.67
Diluted	(1.39)	2.78	1.16	1.19	1.63
Weighted average shares:(1)
Basic	48,491	47,433	46,341	46,031	45,262
Diluted	48,491	49,050	47,105	46,708	46,741

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2011	2010	2009	2008	2007

Working capital	$578,885	$666,054	$558,468	$413,771	$523,888
Total assets	1,281,888	1,304,794	995,552	876,316	827,977
Long-term debt, excluding current portion	76,531	51,650	15,641	16,188	16,462
Skechers U.S.A., Inc. equity	852,561	908,203	745,922	668,693	626,663

(1)

Basic earnings per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings (loss) per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock and assumes the conversion of our 4.50% convertible subordinated notes for the period outstanding since their issuance in April 2002 until their conversion in February 2007, unless their inclusion would be anti-dilutive.

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

Our operations are organized along our distribution channels, and we have the following four reportable sales segments: domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in note 12 to our consolidated financial statements included under Part II, Item 8 of this annual report.

FINANCIAL OVERVIEW

Our net sales for 2011 were $1.606 billion, a decrease of $400.9 million, or 20.0%, compared to net sales of $2.007 billion in 2010. Net loss was $67.5 million, a decrease of $203.6 million or 149.6% from net earnings of $136.1 million in 2010. Diluted loss per share was $1.39, which reflected a 150.0% decrease from the $2.78 diluted earnings per share reported in the prior year. Our decreased earnings were primarily the result of lower sales volumes and decreased margins primarily due to overall lower demand for toning footwear and a weak U.S. retail environment, inventory write-downs of $10.0 million on our toning products, a reserve of $45.0 million for costs and potential exposure relating to existing litigation and regulatory matters, foreign bad debt write-offs of $4.6 million and $3.1 million in asset impairments. Working capital was $578.9 million at December 31, 2011, a decrease of $87.2 million from working capital of $666.1 million at December 31, 2010. Cash increased by $117.5 million to $351.1 million at December 31, 2011 compared to $233.6 million at December 31, 2010. The increase in cash of $117.5 million was the result of reduced inventory levels of $170.2 million, lower receivables of $86.1 million, and increased borrowings of $69.3 million, partially offset by capital expenditures of $122.2 million and net loss of $67.5 million.

2011 OVERVIEW

In 2011, we focused on product development, domestic and international growth, and developing our infrastructure to support future growth.

New product design and delivery. Our success depends on our ability to design and deliver trend-right, affordable product in a diverse range. In 2011, we focused on continuously updating our core styles, adding fresh looks to our existing lines, and developing new lines including our first true performance footwear line. This approach has broadened our product offering and ensured the relevance of our brands.

Grow our domestic business. In 2011, our focus was on maintaining our core Skechers business in our domestic wholesale accounts, while finding new opportunities to add shelf space and expand into new locations with new Skechers categories. We also focused on expanding our domestic retail distribution channel by opening 40 additional stores while closing three underperforming locations.

Further develop our international businesses. In 2011, we continued to focus on improving our international operations by (i) growing our subsidiary business by increasing our customer base within our existing subsidiary business, including developing our subsidiaries in Brazil and Chile; (ii) increasing the product offering within each account; (iii) delivering the right product into the right markets; and (iv) by building the business of our joint ventures in Asia through additional retail stores and wholesale channels.

Develop our infrastructure. In 2011, we completed the transition to our new domestic distribution center enabling us to move out of our six existing distribution facilities and creating a more efficient distribution center.

OUTLOOK FOR 2012

During 2012, we will continue to develop new lifestyle and performance product at affordable prices in an effort to offset the decline in our toning products that we experienced during 2011 and expect to continue to experience throughout 2012. The global footwear market is competitive; however, we believe our new styles and lines that will be launching in the spring and fall seasons will enable us to broaden the targeted demographic profile of our consumer base, increase our shelf space and open new locations without detracting from existing business. As we transition into our new product offerings, we expect gross margins will return to our historical rates of 40% to 42% in the second half of 2012.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Net sales

Net sales for 2011 were $1.606 billion, a decrease of $400.9 million, or 20.0%, compared to net sales of $2.007 billion in 2010. The decrease in net sales was primarily attributable to lower sales in our domestic wholesale segment due to reduced sales of toning products and lower average selling prices for our products partially offset by higher sales in our international wholesale segment.

Our domestic wholesale net sales decreased $443.8 million, or 39.2%, to $688.2 million in 2011 compared to $1.132 billion in 2010. The decrease in our domestic wholesale segment was broad-based and across key divisions primarily due to overall lower demand for toning footwear and a weak U.S. retail environment. The largest decrease in our domestic wholesale segment came in our women’s and men’s toning divisions. The average selling price per pair within the domestic wholesale segment decreased to $20.46 per pair for 2011 from $24.33 in 2010, as a result of the sell-through of our excess toning inventory. The decrease in the domestic wholesale segment’s net sales also resulted from a 27.8% unit sales volume decrease to 33.6 million pairs in 2011 from 46.5 million pairs in 2010.

Our international wholesale segment net sales increased $50.7 million, or 11.6%, to $487.3 million in 2011 compared to sales of $436.6 million in 2010. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $29.1 million, or 9.2%, to $343.9 million compared to sales of $314.8 million in 2010. The largest sales increases came from our subsidiaries in Italy and our joint ventures in Asia. Our distributor sales increased $21.5 million, or 17.6%, to $143.4 million in 2011, compared to sales of $121.9 million in 2010. This was primarily attributable to increased sales to our distributors in Panama and Japan.

Our retail segment net sales decreased $0.2 million, or 0.1% to $410.5 million in 2011, compared to sales of $410.7 million in 2010. The decrease in retail sales was attributable to negative comparable store sales partially offset by a net increase of 37 domestic stores. For the year ended December 31, 2011, we realized negative comparable store sales of 11.9% in our domestic retail stores and 2.1% in our international retail stores. The comparable store sales decline was principally driven by reduced demand for our toning product as well as decreased average retail pricing. During the year ended December 31, 2011, we opened 17 new domestic concept stores, nine domestic outlet stores, 14 domestic warehouse stores, and six international concept stores. Our domestic retail sales decreased 3.0% for the year ended December 31, 2011 compared to the same period in 2010 as the result of negative comparable store sales partially offset by a net increase of 37 domestic stores. Our international retail sales increased 22.2% for the year ended December 31, 2011 compared to the same period in 2010 attributable to a net increase of five international stores.

We had 281 domestic stores and 49 international retail stores as of February 15, 2012, and during 2012 we currently plan to open approximately 18 to 20 stores. We closed three domestic stores and one international concept store in 2011 and one domestic store in 2010. We periodically review all of our stores for impairment. During 2011, we recorded an impairment charge of $1.5 million related to eleven of our underperforming domestic stores. During 2010, we did not record an impairment charge. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.

Our e-commerce net sales decreased $7.5 million to $20.1 million in 2011, a 27.2% decrease compared to sales of $27.6 million in 2010. Our e-commerce sales made up approximately 1% of our consolidated net sales in 2011 and 2010.

Gross profit

Gross profit for 2011 decreased $288.2 million to $623.7 million from $911.9 million in 2010. Gross profit as a percentage of net sales, or gross margin, decreased to 38.8% in 2011 from 45.4% in 2010. Our domestic wholesale segment gross profit decreased $274.4 million, or 59.6%, to $186.0 million in 2011 from $460.4 million in 2010. Domestic wholesale margins decreased to 27.0% in 2011 from 40.7% for 2010. The decrease in domestic wholesale margins was primarily attributable to lower average selling prices due to the sell-through of our excess toning inventory and inventory write-downs. In the second quarter 2011, we reduced our excess toning inventory by selling two million pairs of our original Shape-ups at a loss of $21.0 million and recorded an additional $4.4 million reserve for our remaining toning product. In the fourth quarter of 2011, we recorded an additional reserve of $5.6 million on our original Shape-ups. The reserves were taken to reflect the current wholesale selling price for our remaining toning inventory.

Gross profit for our international wholesale segment increased $14.7 million, or 8.1%, to $196.2 million for 2011 compared to $181.5 million in 2010. Gross margins were 40.3% for 2011 compared to 41.6% in 2010. The decrease in gross margins for our international wholesale segment was attributable to increased distributor sales, which achieved lower gross margins than our international wholesale sales through our foreign subsidiaries. International wholesale sales through our foreign subsidiaries historically have achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 46.5% in 2011 as compared to 47.3% in 2010. Gross margins for our distributor sales were 25.4% in 2011 as compared to 26.8% in 2010. Our international wholesale segment was not impacted as severely by the decline in demand for our toning product that we experienced in our domestic wholesale segment.

Gross profit for our retail segment decreased $24.1 million, or 9.4%, to $231.8 million in 2011 as compared to $255.9 million in 2010. Gross margins for all stores were 56.5% for 2011 compared to 62.3% in 2010. Gross margins for our domestic stores were 56.8% in 2011 as compared to 62.3% in 2010. Gross margins for our international stores were 54.7% in 2011 as compared to 62.3% in 2010. The decrease in retail margins was primarily due to lower average selling prices and negative comparable sales.

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

Selling expenses

Selling expenses decreased by $34.7 million, or 18.6%, to $152.0 million for 2011 from $186.7 million in 2010. As a percentage of net sales, selling expenses were 9.5% and 9.3% in 2011 and 2010, respectively. The decrease in selling expenses was primarily the result of lower advertising expenses. Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and expenses associated with marketing materials.

General and administrative expenses

General and administrative expenses increased by $78.9 million, or 14.8%, to $613.1 million for 2011 from $534.2 million in 2010. As a percentage of sales, general and administrative expenses were 38.2% and 26.6% in 2011 and 2010, respectively. The increase in general and administrative expenses was primarily attributable to higher legal settlement expenses of $42.8 million which includes a $45.0 million charge for potential exposure relating to previously disclosed litigation and regulatory matters, increased outside professional fees of $13.6 million, $4.6 million in foreign bad debt reserves, increased depreciation expense of $12.0 million, and higher rent expense of $10.4 million attributable to an additional 42 stores from the prior year. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $114.2 million and $119.1 million for 2011 and 2010, respectively.

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

We believe that we have established our presence in most major domestic retail markets. We opened 40 domestic retail stores and six international retail stores in 2011, while closing three domestic stores and one international store. During 2012, we currently plan to open between 18 and 20 stores.

Interest income

Interest income for 2011 decreased $0.9 million to $1.9 million as compared to $2.8 million for the same period in 2010. The decrease in interest income was primarily due to interest received on refunds of customs and duties payments during the year ended December 31, 2010.

Interest expense

Interest expense for 2011 increased $4.9 million to $7.9 million as compared to $3.0 million for the same period in 2010. The increase was attributable to increased interest paid to our foreign manufacturers and interest paid on our equipment loans. Interest expense was incurred on amounts owed to our foreign manufacturers and loans on property, plant and equipment for our new distribution center.

Gain on disposal of assets

Gain on disposal of assets for 2011 increased $9.6 million to $9.6 million primarily from the gain on the sale of our Ontario, California distribution center of $9.9 million for which we received cash proceeds of $17.1 million.

Income taxes

The effective tax rate for 2011 was 48.4% as compared to 30.6% in 2010. Income tax benefit for 2011 was $63.5 million compared to expense of $60.2 million for 2010. The effective tax rate is subject to fluctuation resulting from the combination of domestic and international operating results and different tax rates on a worldwide basis. As a result of the net operating loss realized in 2011, we will carryback these losses to prior tax years and will receive a refund of approximately $52.0 million of income taxes previously paid.

Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for the year ended December 31, 2011 was higher than the expected domestic federal and state rate of approximately 40% due to a combination of the tax benefit from our U.S. net operating loss with the tax benefit from the rate differential on our non-U.S. subsidiary earnings in lower tax rate jurisdictions, and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2011, withholding and U.S. taxes have not been recorded on approximately $158.9 million of cumulative undistributed earnings.

Noncontrolling interest in net income and loss of consolidated subsidiaries

Noncontrolling interest for 2011 decreased $0.4 million to loss of $0.1 million as compared to income of $0.3 million for the same period in 2010. Noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

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

General and administrative expenses

General and administrative expenses increased by $110.6 million, or 26.2%, to $534.2 million for 2010 from $423.4 million in 2009. As a percentage of sales, general and administrative expenses were 26.6% and 29.5% in 2010 and 2009, respectively. The increase in general and administrative expenses was primarily due to increased salaries and wages of $44.0 million that included $13.7 million in stock compensation costs, increased professional fees of $9.7 million, higher rent expense of $8.7 million due to an additional 41 stores, increased temporary help costs of $6.1 million, and higher outside service fees of $5.6 million. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $119.1 million and $109.2 million for 2010 and 2009, respectively. The $9.9 million increase was primarily due to significantly higher sales volumes.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at December 31, 2011 was $578.9 million, a decrease of $87.2 million from working capital of $666.1 million at December 31, 2010. Our cash at December 31, 2011 was $351.1 million compared to $233.6 million at December 31, 2010. The increase in cash of $117.5 million was the result of reduced inventory levels of $170.2 million, lower receivables of $86.1 million, and increased borrowings of $69.3 million, partially offset by capital expenditures of $122.2 million and net loss of $67.5 million.

During 2011, net cash provided by operating activities was $164.9 million compared to net cash used of $47.4 million for 2010. The increase in net cash provided by operating activities in 2011 as compared to the same period in the prior year was the result of reduced inventory levels and lower receivable balances, partially offset by reduced earnings and decreased payables.

Net cash used in investing activities was $105.1 million for 2011 as compared to $52.3 million in 2010. The increase in cash used in investing activities in 2011 as compared to 2010 was the result of increased capital expenditures and the maturity of short-term investments in the prior year partially offset by the sale of our Ontario, California distribution center. Capital expenditures for 2011 were approximately $122.2 million, which consisted of $40.9 million of development costs for our new distribution center, $44.2 million in warehouse equipment upgrades, and $27.5 million for new store openings and remodels. This was compared to capital expenditures of $82.3 million in the prior year, which primarily consisted of new store openings and remodels and development costs for our new distribution center. During 2011, we received $17.1 million in sale proceeds from our Ontario, California distribution center. We expect our ongoing capital expenditures for the remainder of 2012 to be between $15 million and $20 million, which includes opening between 18 to 20 retail stores as well as investments in information technology. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Net cash provided by financing activities was $60.4 million during 2011 compared to $67.4 million during 2010. The decrease in cash provided by financing activities was primarily attributable to lower proceeds from the issuance of Class A common stock upon the exercise of stock options, partially offset by increased borrowings.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of December 31, 2011, the total outstanding amount on these notes was $68.3 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the “Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement have been used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million and the loan matures on April 30, 2012, which may be extended for six months, if certain conditions are met. We expect to be able to meet all of the conditions necessary to extend this agreement for six months and refinance the loan before October 30, 2012. Borrowings bear interest based on LIBOR. We had $47.1 million outstanding under this facility, which is included in short-term borrowings on December 31, 2011. We paid commitment fees of $737,500 on this loan, which are being amortized over the life of the facility.

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

We had outstanding short-term and long-term borrowings of $137.0 million as of December 31, 2011, of which $68.3 million relates to notes payable for warehouse equipment for our new distribution center that are secured by the equipment, $47.1 million relates to our construction loan for our new distribution center, $18.3 million relates to a note for development costs paid by and due to HF for our new distribution center, and the remaining balance relates to our joint venture in China.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through December 31, 2012 and for the foreseeable future. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2011:

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Short-term borrowings (1)	$51,371	$51,371	0	0	0
Long-term borrowings (1)	93,299	12,202	$42,719	$38,378	0
Operating lease obligations (2)	803,482	99,750	177,010	151,551	$375,171
Purchase obligations (3)	350,634	350,633	0	0	0
Minimum payments related to other arrangements	3,165	2,955	209	0	0

Total (4)	$1,301,951	$516,913	$219,938	$189,929	$375,171

(1)	Amounts include anticipated interest payments.
(2)

Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices and distribution center. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations and existing cash balances.

(3)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $71.8 million, (ii) outstanding letters of credit of $3.4 million and (iii) open purchase commitments with our foreign manufacturers for $275.4 million. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(4)

Our consolidated balance sheet as of December 31, 2011, included $10.9 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

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

Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. Domestically, goods are shipped Free on Board (“FOB”) shipping point directly from our domestic distribution center in Rancho Belago, California. For our international wholesale customers in the European community, product is shipped FOB shipping point direct from our distribution center in Liege, Belgium. For our distributor sales, the goods are generally delivered directly from the independent factories to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. We recognize revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. While customers do not have the right to return goods, we periodically decide to accept returns or provide customers with credits.

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

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable balance were $196.4 million and $285.8 million and the allowance for bad debts, returns, sales allowances and customer chargebacks was $20.4 million and $19.7 million, at December 31, 2011 and 2010, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2011, 2010 and 2009 were $7.0 million, $4.8 million and $1.2 million, respectively.

Inventory write-downs. Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales, existing orders from customers and projections for sales in the near future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based upon historical sales experience on a style by style basis. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was

$238.7 million and $402.2 million and our inventory reserve was $12.3 million and $3.6 million, at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 we recorded $10.0 million in inventory reserves for our toning products.

Valuation of long-lived assets. When circumstances warrant, we test for recoverability of the asset groups carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group in determining the fair value of each asset group. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	the asset’s ability to continue to generate income;

•	any loss of legal ownership or title to the asset(s);

•	any significant changes in our strategic business objectives and utilization of the asset(s); or

•	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In addition, we prepare a summary of store cash flows from our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. Management reviews both quantitative and qualitative factors to asses if a triggering event occurred. For the year ended December 31, 2011, we recorded a $1.5 million impairment charge for eleven of our underperforming domestic stores and $1.6 million for intangible assets. For the year ended December 31, 2010, we did not record an impairment charge for our stores. For the year ended December 31, 2009, we recorded a $0.8 million impairment charge for three of our domestic stores. We early adopted ASU 2011-08 during the year ended December 31, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would depend on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on a large portion of the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. For the year ended December 31, 2011, we recorded $43.9 million in expense as a result of legal settlements.

Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2011, we had net deferred tax assets of $46.4 million reduced by a valuation allowance of $11.1 million against loss carry-forwards not expected to be utilized by certain foreign subsidiaries.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2011 and 2010, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RECENT ACCOUNTING PROUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU only impacts the presentation of our consolidated financial statements and does not materially impact its consolidated financial statements.

In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted ASU 2011-08 during the year ended December 31, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. The Company is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on our consolidated financial statements.

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

Interest rate fluctuations. Interest rate charged on our line of credit facility is based on either the prime rate of interest or the LIBOR, and changes in the either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2011 we had $50.4 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect that any changes will have a material impact on our financial condition or results of operations.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s revenues, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. We do not currently engage in hedging activities with respect to such exchange rate risks. A 200 basis point reduction in the exchange rates used to calculate foreign currency translations at December 31, 2011 would have reduced the values of our net investments by approximately $6.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Skechers U.S.A., Inc.:

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 29, 2012

SKECHERS U.S.A., INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$351,144	$233,558
Trade accounts receivable, less allowances of $20,423 in 2011 and $19,697 in 2010	176,018	266,057
Other receivables	6,636	9,650

Total receivables	182,654	275,707
Inventories	226,407	398,588
Prepaid expenses and other current assets	88,005	53,791
Deferred tax assets	39,141	11,720

Total current assets	887,351	973,364
Property, plant and equipment, at cost, less accumulated depreciation and amortization	376,446	293,802
Goodwill and other intangible assets, less accumulated amortization	4,148	7,367
Deferred tax assets	530	12,323
Other assets, at cost	13,413	17,938

TOTAL ASSETS	$1,281,888	$1,304,794

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$10,059	$11,984
Short-term borrowings	50,413	18,346
Accounts payable	231,000	246,595
Accrued expenses	16,994	30,385

Total current liabilities	308,466	307,310
Long-term borrowings, excluding current installments	76,531	51,650
Deferred tax liabilities	4,364	0

Total liabilities	389,361	358,960
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 37,959 and 36,894 shares issued and outstanding at December 31, 2011 and 2010, respectively	38	37
Class B Common Stock, $.001 par value; 60,000 shares authorized; 11,297 and 11,311 shares issued and outstanding at December 31, 2011 and 2010, respectively	11	11
Additional paid-in capital	320,877	303,877
Accumulated other comprehensive income (loss)	(894)	4,265
Retained earnings	532,529	600,013

Skechers U.S.A., Inc. equity	852,561	908,203
Noncontrolling interests	39,966	37,631

Total equity	892,527	945,834

TOTAL LIABILITIES AND EQUITY	$1,281,888	$1,304,794

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2011	2010	2009

Net sales	$1,606,016	$2,006,868	$1,436,440
Cost of sales	982,268	1,094,962	815,430

Gross profit	623,748	911,906	621,010
Royalty income, net	7,558	4,568	1,655

	631,306	916,474	622,665

Operating expenses:
Selling	152,000	186,738	128,989
General and administrative	569,164	532,996	421,094
Legal settlements	43,935	1,172	2,327

	765,099	720,906	552,410

Earnings (loss) from operations	(133,793)	195,568	70,255

Other income (expense):
Interest income	1,851	2,802	2,070
Interest expense	(7,853)	(3,022)	(3,045)
Gain on disposal of assets	9,632	44	20
Gain (loss) on foreign currency transactions	(884)	1,211	1,810

	2,746	1,035	855

Earnings (loss) before income taxes (benefit)	(131,047)	196,603	71,110
Income tax expense (benefit)	(63,467)	60,198	20,228

Net earnings (loss)	(67,580)	136,405	50,882
Less: Net earnings (loss) attributable to noncontrolling interests	(96)	257	(3,817)

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(67,484)	$136,148	$54,699

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$(1.39)	$2.87	$1.18

Diluted	$(1.39)	$2.78	$1.16

Weighted average shares used in calculating earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	48,491	47,433	46,341

Diluted	48,491	49,050	47,105

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS
	CLASS A COMMON STOCK	CLASS B COMMON STOCK	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL			SKECHERS U.S.A., INC. EQUITY	NON CONTROLLING INTERESTS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2008	33,410	12,782	$33	$13	$264,200	$(4,719)	$409,166	$668,693	$3,199	$671,892
Comprehensive income:
Net earnings	--	--	--	--	--	--	54,699	54,699	(3,817)	50,882
Net unrealized gain (loss) on investments	--	--	--	--	--	8,151	--	8,151	--	8,151
Foreign currency translation adjustment	--	--	--	--	--	5,916	--	5,916	66	5,982

Total comprehensive income								68,766	(3,751)	65,015
Capital contribution	--	--	--	--	--	--	--	--	4,000	4,000
Stock compensation expense	--	--	--	--	5,736	--	--	5,736	--	5,736
Proceeds from issuance of common stock under the employee stock purchase plan	190	--	--	--	1,590	--	--	1,590	--	1,590
Proceeds from issuance of common stock under the employee stock option plan	207	--	--	--	1,217	--	--	1,217	--	1,217
Tax benefit of stock options exercised	--	--	--	--	(81)	--	--	(81)	--	(81)
Conversion of Class B Common Stock into Class A Common Stock	422	(422)	1	--	--	--	--	1	--	1

Balance at December 31, 2009	34,229	12,360	$34	$13	$272,662	$9,348	$463,865	$745,922	$3,448	$749,370
Comprehensive income:
Net earnings	--	--	--	--	--	--	136,148	136,148	257	136,405
Foreign currency translation adjustment	--	--	--	--	--	(5,083)	--	(5,083)	426	(4,657)

Total comprehensive income								131,065	683	131,748
Capital contribution	--	--	--	--	--	--	--	--	33,500	33,500
Stock compensation expense	--	--	--	--	13,739	--	--	13,739	--	13,739
Proceeds from issuance of common stock under the employee stock purchase plan	103	--	--	--	2,143	--	--	2,143	--	2,143
Proceeds from issuance of common stock under the employee stock option plan	1,513	--	2	--	11,895	--	--	11,897	--	11,897
Tax benefit of stock options exercised	--	--	--	--	9,042	--	--	9,042	--	9,042
Shares redeemed for employee tax withholdings	--	--	--	--	(5,604)	--	--	(5,604)	--	(5,604)
Conversion of Class B Common Stock into Class A Common Stock	1,049	(1,049)	1	(2)	--	--	--	(1)	--	(1)

Balance at December 31, 2010	36,894	11,311	$37	$11	$303,877	$4,265	$600,013	$908,203	$37,631	$945,834
Comprehensive income (loss):
Net loss	--	--	--	--	--	--	(67,484)	(67,484)	(96)	(67,580)
Foreign currency translation adjustment	--	--	--	--	--	(5,159)	--	(5,159)	316	(4,843)

Total comprehensive income (loss)								(72,643)	220	(72,423)
Capital contribution	--	--	--	--	--	--	--	--	2,115	2,115
Stock compensation expense	--	--	--	--	14,320	--	--	14,320	--	14,320
Proceeds from issuance of common stock under the employee stock purchase plan	178	--	--	--	2,023	--	--	2,023	--	2,023
Proceeds from issuance of common stock under the employee stock option plan	873	--	1	--	1,297	--	--	1,298	--	1,298
Tax benefit of stock options exercised	--	--	--	--	(640)	--	--	(640)	--	(640)
Conversion of Class B Common Stock into Class A Common Stock	14	(14)	--	--	--	--	--	--	--	--

Balance at December 31, 2011	37,959	11,297	$38	$11	$320,877	$(894)	$532,529	$852,561	$39,966	$892,527

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,

	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(67,484)	$136,148	$54,699
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Noncontrolling interests in subsidiaries	(96)	258	(3,817)
Depreciation of property, plant and equipment	33,652	24,707	19,694
Amortization of deferred financing costs	1,128	1,482	741
Amortization of intangible assets	1,580	1,683	935
Provision for bad debts and returns	5,882	6,212	3,249
Tax benefits from stock-based compensation	(640)	0	(81)
Non-cash stock compensation	14,320	13,739	5,736
Deferred income taxes	(7,863)	(5,170)	1,954
Inventory write-down	9,971	0	0
(Gain) loss on disposal of equipment	(9,632)	36	(18)
Impairment of property, plant and equipment	1,481	0	761
Impairment of intangible assets	1,649	0	0
(Increase) decrease in assets:
Receivables	86,114	(50,040)	(46,562)
Inventories	160,241	(172,417)	39,362
Prepaid expenses and other current assets	(38,247)	(21,402)	2,812
Other assets	3,291	(7,571)	(1,023)
Increase (decrease) in liabilities:
Accounts payable	(18,074)	32,828	28,136
Accrued expenses	(12,354)	(7,872)	8,531

Net cash provided by (used in) operating activities	164,919	(47,379)	115,109

Cash flows from investing activities:
Capital expenditures	(122,238)	(82,269)	(35,341)
Purchases of investments	0	0	(30,000)
Maturities of investments	0	30,000	375
Redemption of auction rate securities	0	0	95,250
Proceeds from the sale of property, plant and equipment	17,100	0	0
Intangible additions	(10)	(41)	(4,500)

Net cash (used in) provided by investing activities	(105,148)	(52,310)	25,784

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	3,321	14,040	2,807
Shares redeemed for employee tax withholdings	0	(5,604)	0
Contribution from noncontrolling interest of consolidated entity	2,115	3,500	4,000
Excess tax benefits from stock-based compensation	0	9,042	0
Increase in short-term borrowings	31,958	16,271	2,006
Proceeds from long-term debt	37,326	39,293	0
Payments on long-term debt	(14,287)	(9,121)	(413)

Net cash provided by financing activities	60,433	67,421	8,400

Net increase (decrease) in cash and cash equivalents	120,204	(32,268)	149,293
Effect of exchange rates on cash and cash equivalents	(2,618)	151	1,441

Cash and cash equivalents at beginning of year	233,558	265,675	114,941

Cash and cash equivalents at end of year	$351,144	$233,558	$265,675

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,692	$3,438	$4,445
Income taxes	15,772	87,063	17,492
Non-cash transactions:
Land contribution from noncontrolling interest	0	30,000	0
Note payable contribution from noncontrolling interest	0	17,358	0
Acquisition of Chilean distributor	0	0	4,382

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(1)  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	The Company and Basis of Presentation

Skechers U.S.A., Inc. (the “Company”) designs, develops, markets and distributes footwear. The Company also operates 329 retail stores and an e-commerce business as of December 31, 2011.

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

The Company has interests in certain joint ventures which are consolidated into its financial statements. Noncontrolling interest income (loss) was ($0.1) million, $0.3 million and ($3.8) million for the years ended December 31, 2011, 2010 and 2009, respectively, which represents the share of net earnings or loss that is attributable to our joint venture partners. Our joint venture partners made a cash capital contribution of $2.1 million during the year ended December 31, 2011.

The Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. The VIE is consolidated into the consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

	December 31, 2011	December 31, 2010
Current assets	$11,287	$6,058
Noncurrent assets	132,925	107,723

Total assets	$144,212	$113,781

Current liabilities	$65,608	$36,364
Noncurrent liabilities	18,297	17,359

Total liabilities	$83,905	$53,723

The assets of the joint ventures are restricted in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of each joint venture have no recourse to Skechers U.S.A., Inc. The Company does not have a significant variable interest in any unconsolidated VIE’s.

(d)	Business Segment Information

Skechers’ operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, retail and e-commerce sales. Information regarding these segments is summarized in Note 12 to the Consolidated Financial Statements.

(e)	Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at the time of shipment. Wholesale and e-commerce sales are recognized on a net sales basis, which reflects allowances for estimated returns, sales allowances, discounts, chargebacks and amounts billed for shipping and handling costs. Shipping and handling costs paid by the Company are included in cost of sales. The Company recognizes revenue from retail sales at the point of sale. The Company currently presents sales tax collected from customers on a net basis.

Net royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue when earned based on the terms of the contract as licensed sales are reported to the company or on a straight-line basis over the term of the agreement. The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter-end we receive correspondence from our licensees indicating actual sales for the period. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

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

(h)	Foreign Currency Translation

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

Inventories, principally finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market (net realizable value). Cost includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. The Company provides for estimated losses from obsolete or slow-moving inventories and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the retail environment, and the expected net realizable value. The net realizable value is determined based upon estimated sales prices of such inventory through off-price or discount store channels. The Company recorded $10.0 million in inventory reserves for our toning products during the year ended December 31, 2011.

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

(k)	Depreciation and Amortization

Depreciation and amortization of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter

(l)	Goodwill and Intangible assets

Goodwill and intangible assets are measured for impairment at least annually and more often when events indicate that impairment exists. Intellectual property, which include purchased intellectual property, artwork and design, trade name and trademark are amortized over their useful lives ranging from 1–10 years, generally on a straight-line basis. Intangible assets, which were primarily allocated to the domestic wholesale segment, as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Intellectual property	$7,840	$11,331
Goodwill	1,575	1,575
Other intangibles	0	840
Less accumulated amortization	(5,267)	(6,379)

Total Intangible Assets	$4,148	$7,367

We recorded amortization expense of $2.7 million, $3.2 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, in general and administrative expenses. The Company recorded $1.6 million in impairment charges on certain acquired intangibles during the year ended December 31, 2011. The Company did not record impairment charges during the years ended December 31, 2010 or December 31, 2009. We early adopted ASU 2011-08 during the year ended December 31, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

(m)	Long-Lived Assets

Long-lived assets such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We prepare a summary of store cash flows from our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management reviews both quantitative and qualitative factors to assess if a triggering event occurred. The Company recorded $1.5 million in impairment charges during the year ended December 31, 2011. The Company did not record impairment charges during the year ended December 31, 2010. The Company recorded impairment charges during the year ended December 31, 2009 of $0.8 million.

(n)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2011, 2010 and 2009 was approximately $119.3 million, $154.6 million and $98.3 million, respectively. Prepaid advertising costs were $4.7 million and $11.5 million at December 31, 2011 and 2010, respectively. Prepaid amounts outstanding at December 31, 2011 and 2010, represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created which had not run as of December 31, 2011 and 2010, respectively.

(o)	Net Earnings (loss) Per Share Attributable to Skechers U.S.A., Inc.

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings (loss) per share, includes potential common shares which would arise from the exercise of stock options using the treasury stock method.

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating earnings (loss) per share (in thousands):

	Years Ended December 31,
Basic earnings (loss) per share	2011	2010	2009

Net earnings (loss)	$(67,484)	$136,148	$54,699
Weighted average common shares outstanding	48,491	47,433	46,341
Basic earnings (loss) per share	$(1.39)	$2.87	$1.18

	Years Ended December 31,
Diluted earnings (loss) per share	2011	2010	2009

Net earnings (loss)	$(67,484)	$136,148	$54,699
Weighted average common shares outstanding	48,491	47,433	46,341
Dilutive stock options	0	1,617	764

Weighted average common shares outstanding	48,491	49,050	47,105

Diluted earnings (loss) per share	$(1.39)	$2.78	$1.16

There were no options excluded from the computation of diluted earnings (loss) per share for the year ended December 31, 2011 or 2010. Options to purchase 362,653 shares of Class A common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2009, because their inclusion would have been anti-dilutive.

(p)	Product Design and Development Costs

The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $15.9 million, $12.6 million and $9.3 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

(r)    Comprehensive Income

Comprehensive income consists of net earnings, foreign currency translation adjustments, and net unrealized gain (loss) on investments. Comprehensive income is presented in the consolidated statements of equity and comprehensive income (loss). Components of accumulated other comprehensive income (loss) consist of foreign currency translation adjustments and net unrealized gain (loss) on investments.

(s)    New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU only impacts the presentation of the Company’s consolidated financial statements and does not materially impact its consolidated financial statements.

In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted ASU 2011-08 during the year ended December 31, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. The Company is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

  (2)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010 is summarized as follows (in thousands):

	2011	2010

Land	$59,113	$62,589
Buildings and improvements	172,959	187,649
Furniture, fixtures and equipment	177,443	107,371
Leasehold improvements	139,051	123,500

Total property, plant and equipment	548,566	481,109
Less accumulated depreciation and amortization	172,120	187,307

Property, plant and equipment, net	$376,446	$293,802

The Company capitalized $4.2 million, $2.1 million and $2.2 million of interest expense during 2011, 2010 and 2009, respectively, relating to the construction of our corporate headquarters and equipment for our new distribution facility.

(3)   ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010

Accrued inventory purchases	$1,518	$12,164
Accrued payroll and related taxes	15,399	18,201
Accrued interest	77	20

Accrued expenses	$16,994	$30,385

    (4)   LINE OF CREDIT AND SHORT-TERM BORROWINGS

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of seven banks that replaced the previous $150 million credit agreement. On November 5, 2009, March 4, 2010 and May 3, 2011, we entered into three successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (1.00%, 1.25% or 1.50% for Base Rate loans and 2.00%, 2.25% or 2.50% for LIBOR loans). We pay a monthly unused line of credit fee of 0.375% or 0.5% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the life of the facility.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the “Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement have been used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million and the loan matures on April 30, 2012, which may be extended for six months if certain conditions are met. We expect to be able to meet all of the conditions necessary to extend this agreement for six months and refinance the loan before October 30, 2012. Borrowings bear interest based on LIBOR. We had $47.1 million outstanding under this facility, which is included in short-term borrowings on December 31, 2011. We paid commitment fees of $737,500 on this loan, which are being amortized over the life of the facility.

    (5)   LONG-TERM BORROWINGS

Long-term debt at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	$34,259	$39,325
Note payable to bank, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	34,005	0
Note payable to bank, due in monthly installments of $57.6 (includes principal and interest), fixed rate interest at 7.89%, secured by property, balloon payment of $6,889 paid in January 2011	0	6,900
Loan from HF Logistics I, LLC	18,297	17,358
Capital lease obligations	29	51

Subtotal	86,590	63,634
Less current installments	10,059	11,984

Total long-term debt	$76,531	$51,650

The aggregate maturities of long-term borrowings at December 31, 2011 are as follows:

2012	$10,059
2013	19,522
2014	19,911
2015	23,212
2016	13,886

$86,590

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt as of December 31, 2011.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of December 31, 2011, the total outstanding amount on these notes was $68.3 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.

(6)   STOCK COMPENSATION

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

There were no stock options granted under the Equity Incentive Plan or the 2007 Plan during 2011, 2010 or 2009. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $1.2 million, $20.9 million and $1.3 million, respectively.

(c)	Stock-Based Payment Awards

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	SHARES	WEIGHTED AVERAGE OPTION EXERCISE PRICE

Outstanding at December 31, 2008	1,739,721	$ 11.79
Granted	0
Exercised	(125,715)	9.68
Cancelled	(108,312)	11.20

Outstanding at December 31, 2009	1,505,694	12.01
Granted	0
Exercised	(1,030,516)	12.53
Cancelled	(23,870)	4.10

Outstanding at December 31, 2010	451,308	11.26
Granted	0
Exercised	(137,197)	9.46
Cancelled	(107,711)	20.55

Outstanding at December 31, 2011	206,400	$ 7.62

There was no unrecognized compensation cost related to stock option shares as of December 31, 2011 and 2010, respectively.

A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the period ended December 31, 2011 is presented below:

	SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2008	217,284	$ 16.97
Granted	2,051,500	17.90
Vested	(108,140)	16.99
Cancelled	(2,000)	13.13

Nonvested at December 31, 2009	2,158,644	17.86
Granted	139,000	30.38
Vested	(804,315)	17.96
Cancelled	0	0

Nonvested at December 31, 2010	1,493,329	18.97
Granted	10,000	21.00
Vested	(735,337)	18.95
Cancelled	(27,499)	18.74

Nonvested at December 31, 2011	740,493	$ 19.02

As of December 31, 2011, a total of 5,116,881 shares remain available for grant as equity awards under the 2007 Plan.

There was $11.3 million and $25.1 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2011 and 2010, respectively. That cost is expected to be recognized over a weighted average period of 0.9 years and 1.9 years, respectively. The total fair value of shares vested during the period ended December 31, 2011 and 2010 was $13.9 million and $14.4 million, respectively.

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

During 2011, 2010 and 2009; 178,189 shares, 103,430 shares and 189,428 shares were issued under the 2008 ESPP for which the Company received approximately $2.0 million, $2.1 million and $1.6 million, respectively.

   (7)   STOCKHOLDERS’ EQUITY

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

During 2011, 2010 and 2009 certain Class B stockholders converted 13,640 shares, 1,049,005 shares and 422,770 shares, respectively, of Class B Common Stock to Class A Common Stock.

   (8)   INCOME TAXES

The provisions for income tax expense (benefit) were as follows (in thousands):

	2011	2010	2009

Federal:
Current	$(54,231)	$45,304	$9,227
Deferred	(1,361)	(2,090)	5,902
Total federal	(55,592)	43,214	15,129
State:
Current	(346)	8,535	1,498
Deferred	(10,417)	473	1,268
Total state	(10,763)	9,008	2,766
Foreign:
Current	(1,027)	11,529	3,088
Deferred	3,915	(3,553)	(755)
Total foreign	2,888	7,976	2,333
Total income taxes (benefit)	$(63,467)	$60,198	$20,228

Income taxes differ from the statutory tax rates as applied to earnings (loss) before income taxes as follows (in thousands):

	2011	2010	2009

Expected income tax expense (benefit)	$(45,866)	$68,811	$24,888
State income tax, net of federal benefit	(7,320)	6,590	2,051
Rate differential on foreign income	(11,808)	(16,398)	(6,162)
Change in unrecognized tax benefits	2,906	(160)	455
Exempt income	0	0	(207)
Non-deductible expenses	168	569	441
Prior year R&D credit claims	(6,253)	0	0
Adjustment to tax benefit - 2008 advanced pricing agreement	0	0	(1,952)
Other	304	(197)	(1,049)
Change in valuation allowance	4,402	983	1,763

Total provision (benefit) for income taxes	$(63,467)	$60,198	$20,228

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below (in thousands):

DEFERRED TAX ASSETS:	2011	2010

Deferred tax assets - current:
Inventory adjustments	$8,741	$ 4,785
Accrued legal settlement	19,344	0
Accrued expenses	13,664	8,808
Allowances for bad debts and chargebacks	5,867	5,492
Total current assets	47,616	19,085
Deferred tax assets - long term:
Depreciation on property, plant and equipment	0	10,321
Loss carryforwards	37,177	7,334
Business credit carryforward	5,452	0
Stock-based compensation	1,131	1,348
Valuation allowance	(11,082)	(6,680)
Total long term assets	32,678	12,323
Total deferred tax assets	80,294	31,408
Deferred tax liabilities - current:
Prepaid expenses	8,475	7,365
Deferred tax liabilities – long term:
Depreciation on property, plant and equipment	36,512	0
Total deferred tax liabilities	44,987	7,365
Net deferred tax assets	$35,307	$24,043

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Consolidated U.S. income before income taxes was ($162.0) million, $127.7 million and $51.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The corresponding income before income taxes for non-U.S. based operations was $31.0 million, $68.9 million and $19.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The U.S. net operating loss for the year ended December 31, 2011 can be carried back to offset federal taxable income for 2009 and 2010. Such carrybacks are expected to generate tax refunds of approximately $52.0 million in the first quarter of 2012. The remaining unused net operating loss carryback of $59.0 million can be carried forward to reduce future taxable income. These net operating losses can be carried forward for 20 years and do not begin to expire until 2032. As of December 31, 2011 no valuation allowance against the related deferred tax asset has been set up for these loss carry-forwards as it is believed the loss carry-forwards will be fully utilized in reducing future taxable income.

As of December 31, 2011 and 2010, the Company had combined foreign operating loss carry-forwards available to reduce future taxable income of approximately $38.9 million and $26.3 million, respectively. Some of these net operating losses expire beginning in 2014; however others can be carried forward indefinitely. As of December 31, 2011 and 2010, a valuation allowance against deferred tax assets of $11.1 million and $6.7 million, respectively, had been set up for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

As of December 31, 2011, withholding and U.S. taxes have not been provided on approximately $158.9 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.

The balance of unrecognized tax benefits included in net prepaid expenses in the consolidated balance sheets increased by $1.6 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010

Beginning balance	$9,325	$9,769
Additions for current year tax positions	595	346
Additions for prior year tax positions	2,206	325
Reductions for prior year tax positions	(177)	0
Settlement of uncertain tax positions	(1,001)	(315)
Reductions related to lapse of statute of limitations	0	(800)
Ending balance	$10,948	$9,325

If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled $0.6 million for the year ended December 31, 2011 and less than $0.1 million for each of the two years ended December 31, 2010 and 2009, respectively. Accrued interest and penalties were $1.6 million and $1.3 million as of December 31, 2011 and 2010, respectively.

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2011, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2007.

The Company is currently under examination by the IRS for the 2008 and 2009 tax years. The Company is also under examination by a number of states. During the year ended December 31, 2011, settlements were reached with certain state tax jurisdictions which reduced the balance of 2011 and prior year unrecognized tax benefits by $0.8 million. It is reasonably possible that certain federal and state examinations could be settled during the next twelve months which would reduce the balance of 2011 and prior year unrecognized tax benefits by $1.8 million.

   (9)   BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $90.9 million and $164.4 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2011 and 2010, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $105.5 million and $121.4 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2011 and 2010, respectively. International net sales amounted to $546.0 million, $484.7 million and $358.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2011, 2010 and 2009 were $7.0 million, $4.8 million and $1.2 million, respectively.

Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $325.3 million and $322.0 million at December 31, 2011 and 2010, respectively.

During 2011, 2010 and 2009, no customer accounted for 10.0% or more of net sales. One customer accounted for 12.5% and another accounted for 10.0% of net trade receivables at December 31, 2011. No customer accounted for more than 10% of net trade receivables at December 31, 2010. During 2011, 2010 and 2009, net sales to our five largest customers were approximately 17.8%, 24.9% and 25.1%, respectively.

The Company’s top five manufacturers produced the following for the years ended December 31, 2011, 2010 and 2009, respectively:

	Years Ended December 31,
	2011	2010	2009

Manufacturer #1	30.8%	34.7%	29.7%
Manufacturer #2	11.5%	13.0%	12.2%
Manufacturer #3	7.7%	9.4%	11.2%
Manufacturer #4	6.6%	8.7%	10.5%
Manufacturer #5	5.9%	4.8%	5.5%

	62.5%	70.6%	69.1%

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

   (10)  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period.

The Company did not make a contribution to the plan for the year ended December 31, 2011. The Company’s cash contributions to the plan amounted to $1.3 million and $1.6 million during the years ended December 31, 2010 and 2009, respectively

   (11) COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company leases facilities under operating lease agreements expiring through March 2029. The Company pays taxes, maintenance and insurance in addition to the lease obligations. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through December 2014. Rent expense for the years ended December 31, 2011, 2010 and 2009 approximated $85.0 million, $74.5 million and $65.9 million, respectively.

The Company also leases certain property, plant and equipment under capital lease agreements requiring monthly installment payments through June 2013.

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

Future minimum lease payments under noncancellable leases at December 31, 2011 are as follows (in thousands):

	CAPITAL LEASES	OPERATING LEASES
Year ending December 31:
2012	$19	$99,750
2013	10	92,559
2014	0	84,451
2015	0	79,565
2016	0	71,986
Thereafter	0	375,171

	$29	$803,482

(b)	Litigation

The Company recognizes legal expense in connection with loss contingencies as incurred.

The Company’s claims and advertising for its toning products including for its Shape-ups are subject to the requirements of, and routinely come under review by regulators including pending inquiries from the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. The Company is currently responding to requests for information regarding its claims and advertising from regulatory and quasi-regulatory agencies in the United States and several other countries and is fully cooperating with those requests. While the Company believes that its claims and advertising with respect to its core toning products are supported by scientific tests, expert opinions and other relevant data, and while the Company has been successful in defending its claims and advertising in several different countries, the Company has discontinued using certain test results and periodically reviews and updates its claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in its claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.

Based on discussions with the FTC staff, the Company is now aware that the FTC’s pending inquiry into its toning products will not end in a closure letter assuring no further regulatory action. In the fourth quarter, the FTC’s Director of the Bureau of Consumer Protection referred the matter to the FTC Commissioners for consideration of whether to bring an action against the Company for false and deceptive advertising in connection with its toning products, and the Company met with the individual Commissioners to present evidence and arguments against bringing such an action. Our discussions with the FTC staff are continuing.

Since June 2010, the Company has been a defendant in multiple consumer class actions challenging the Company’s claims and advertising for its toning products, including its Shape-ups. On November 15, 2011, the Company received notice that a multistate group of state Attorneys General (“SAG”) is reviewing substantially the same claims and advertising for toning products as the FTC. Our discussions with the group, which currently is comprised of 44 states and the District of Columbia, are ongoing.

In accordance with U.S. GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. In this regard, one of the Company’s competitors, which also sells toning products, recently settled a matter with the FTC and related consumer class actions for the payment of $25 million plus an additional $4.6 million in attorneys’ fees. While the Company believes that the facts relating to the FTC and SAG inquiries into its toning products and its consumer class actions are different from its competitor’s, the Company has evaluated this evidence and other related facts and interpretations with its advisors and has concluded that it could be subject to a higher exposure as a result of these proceedings. The Company has reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters. Additionally, the Company has recorded an expense of $5 million in legal and professional fees related to the aforementioned matters, which is included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2011. Although we believe our fourth quarter reserve of $45 million and expense of $5 million appropriately reflect the current estimated range of loss, it is not possible to predict the final outcome of the related proceedings or any other pending legal proceedings and, consequently, the final exposure and costs associated with pending legal proceedings could have a further material adverse impact on our result of operations or financial position.

(c)	Product and Other Financing

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.5% for 30- to 60- day financing. The amounts outstanding under these arrangements at December 31, 2011 and 2010 were $71.8 million and $111.1 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3.2 million in 2011, $2.1 million in 2010, and $3.3 million in 2009. The Company has open purchase commitments with our foreign manufacturers of $275.4 million, which are not included in the accompanying consolidated balance sheets.

(12) SEGMENT INFORMATION

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

	2011	2010	2009
Net sales
Domestic wholesale	$688,194	$1,131,929	$763,514
International wholesale	487,296	436,637	328,466
Retail	410,458	410,695	321,829
E-commerce	20,068	27,607	22,631

Total	$1,606,016	$2,006,868	$1,436,440

	2011	2010	2009
Gross profit
Domestic wholesale	$186,010	$460,355	$292,303
International wholesale	196,248	181,528	118,440
Retail	231,835	255,894	198,243
E-commerce	9,655	14,129	12,024

Total	$623,748	$911,906	$621,010

	2011	2010

Identifiable assets
Domestic wholesale	$844,383	$891,671
International wholesale	304,025	300,153
Retail	133,081	112,774
E-commerce	399	196

Total	$1,281,888	$1,304,794

	2011	2010	2009
Additions to property, plant and equipment
Domestic wholesale	$92,496	$57,375	$21,112
International wholesale	2,236	4,241	5,568
Retail	27,506	20,653	8,661

Total	$122,238	$82,269	$35,341

Geographic Information

The following summarizes our operations in different geographic areas for the year indicated:

	2011	2010	2009
Net Sales (1)
United States	$1,059,990	$1,522,187	$1,078,335
Canada	48,057	54,476	39,498
Other International (2)	497,969	430,205	318,607

Total	$1,606,016	$2,006,868	$1,436,440

	2011	2010
Property, plant and equipment
United States	$358,405	$276,457
Canada	1,179	1,590
Other International (2)	16,862	15,755

Total	$376,446	$293,802

(1)

The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)

Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, Vietnam and Japan.

(13)  RELATED PARTY TRANSACTIONS

The Company paid approximately $188,000, $319,000 and $183,000 during 2011, 2010 and 2009, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and four other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2011.

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the years ended December 31, 2011 and 2010, respectively, the Company contributed $1.3 million and $0.4 million, respectively, to the Foundation to use for various charitable causes.

The Company had receivables from officers and employees of $0.3 million and $0.2 million at December 31, 2011 and 2010, respectively. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards. These receivables are short-term and are expected to be repaid within a reasonable period of time. We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.

(14)  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2011, to assess the need for potential recognition or disclosure in this filing. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements.

    (15)  SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial data are as follows (in thousands):

2011	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$476,234	$434,351	$ 412,183	$ 283,248
Gross profit	192,610	143,330	175,195	112,613
Net earnings (loss) *	11,808	(29,916)	8,285	(57,661)

Net earnings (loss) per share:

Basic	$0.24	$(0.62)	$ 0.17	$ (1.18)
Diluted	0.24	(0.62)	0.17	(1.18)

2010	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$492,764	$504,859	$ 554,626	$ 454,619
Gross profit	237,418	237,645	252,651	184,192
Net earnings	56,296	40,237	36,378	3,237

Net earnings per share:

Basic	$1.20	$0.85	$ 0.76	$ 0.07
Diluted	1.15	0.82	0.74	0.07

* Included in the quarter ended December 31, 2011 is an impairment of property, plant and equipment of $1.5 million and an impairment of intangible assets of $1.6 million (see note 1).

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of December 31, 2011, our internal control over financial reporting is effective.

Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is set forth below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2011. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Skechers U.S.A., Inc.:

We have audited the internal control over financial reporting of Skechers U.S.A., Inc. (the Company) as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Skechers U.S.A., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and the related financial statement schedule, and our report dated February 29, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Los Angeles, California

February 29, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 43 of this annual report on Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 69 of this annual report on Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2011, 2010, and 2009

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF PERIOD

Year-ended December 31, 2009:
Allowance for chargebacks	$ 3,914	$(672)	$(1,299) $	1,943
Allowance for doubtful accounts	4,422	1,863	(1,957)	4,328
Reserve for sales returns and allowances	6,544	2,058	(512)	8,090
Reserve for shrinkage	165	950	(915)	200
Reserve for obsolescence	13,023	0	(9,568)	3,455
Year-ended December 31, 2010:
Allowance for chargebacks	$ 1,943	$2,993	$(1,909) $	3,027
Allowance for doubtful accounts	4,328	1,782	(465)	5,645
Reserve for sales returns and allowances	8,090	1,437	1,498	11,025
Reserve for shrinkage	200	1,100	(1,100)	200
Reserve for obsolescence	3,455	0	(17)	3,438
Year-ended December 31, 2011:
Allowance for chargebacks	$ 3,027	$1,463	$(2,150) $	2,340
Allowance for doubtful accounts	5,645	5,560	(874)	10,331
Reserve for sales returns and allowances	11,025	(1,141)	(2,132)	7,752
Reserve for shrinkage	200	1,100	(1,000)	300
Reserve for obsolescence	3,438	9,971	(1,450)	11,959

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.1(b)**	Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1(c)**	Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.5(a)**	Amendment No. 1 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9 +	Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission on November 16, 2010).

10.9(a)	Amendment Number One to Credit Agreement dated November 5, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission on November 16, 2010).

10.9(b)	Amendment Number Two to Credit Agreement dated March 4, 2010, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.9(c)+	Amendment Number Three to Credit Agreement dated May 3, 2011, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2011).

10.10	Schedule 1.1 of Defined Terms to the Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, Bank of America, N.A., and Banc of America Securities LLC (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2009).

10.11	Amended and Restated Limited Liability Company Agreement dated April 12, 2010 between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company.

10.12	Construction Loan Agreement dated as of April 30, 2010, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank FSB, as a lender.

10.13	Master Loan and Security Agreement, dated December 29, 2010, by and between the Registrant and Banc of America Leasing & Capital, LLC (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.14	Equipment Security Note, dated December 29, 2010, by and among the Registrant, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.15	Equipment Security Note, dated June 30, 2011, by and among the Registrant, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2011).

10.16	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.17(a)	First Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.17(b)	Second Amendment to Lease Agreement, dated April 12, 2010, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17(c)	Assignment of Lease Agreement, dated April 12, 2010, between HF Logistics I, LLC and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17(d)	Third Amendment to Lease Agreement, dated August 18, 2010, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.18	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30 , 2010).

10.19	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30 , 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document.

101.SCH****	XBRL Taxonomy Extension Schema Document.

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB****	Taxonomy Extension Label Linkbase Document.

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document.

+

Confidential treatment has been granted by the SEC with respect to certain information in the exhibit pursuant to Rule 24b-2 of the Exchange Act. Such information was omitted from the filing and filed separately with the Secretary of the SEC.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

****	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 29th day of February 2012.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
Robert Greenberg

/s/ Michael Greenberg	President and Director	February 29, 2012
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 29, 2012
David Weinberg

/s/ Jeffrey Greenberg	Director	February 29, 2012
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	February 29, 2012
Geyer Kosinski

/s/ Morton D. Erlich	Director	February 29, 2012
Morton D. Erlich

/s/ Richard Siskind	Director	February 29, 2012
Richard Siskind

/s/ Thomas Walsh	Director	February 29, 2012
Thomas Walsh

/s/ Rick Rappaport	Director	February 29, 2012
Rick Rappaport