Form 10-Q
period 2012-03-31
SKECHERS USA INC
filed 2012-05-10
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2012: 38,719,626.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2012: 11,274,090.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$391,616	$351,144
Trade accounts receivable, net	228,922	176,018
Other receivables	4,869	6,636

Total receivables	233,791	182,654
Inventories	214,577	226,407
Prepaid expenses and other current assets	36,526	88,005
Deferred tax assets	39,141	39,141

Total current assets	915,651	887,351
Property, plant and equipment, at cost, less accumulated depreciation and amortization	379,223	376,446
Goodwill and other intangible assets, less accumulated amortization	3,922	4,148
Deferred tax assets	530	530
Other assets, at cost	13,186	13,413

Total non-current assets	396,861	394,537

TOTAL ASSETS	$1,312,512	$1,281,888

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$ 10,145	$ 10,059
Short-term borrowings	54,552	50,413
Accounts payable	252,131	231,000
Accrued expenses	20,255	16,994

Total current liabilities	337,083	308,466
Long-term borrowings, excluding current installments	73,941	76,531
Deferred tax liabilities	4,366	4,364

Total non-current liabilities	78,307	80,895

Total liabilities	415,390	389,361
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 38,007 and 37,959 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	38	38
Class B Common Stock, $.001 par value; 60,000 shares authorized; 11,274 and 11,297 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	324,186	320,877
Accumulated other comprehensive income (loss)	3,649	(894)
Retained earnings	528,863	532,529

Skechers U.S.A., Inc. equity	856,747	852,561
Noncontrolling interests	40,375	39,966

Total equity	897,122	892,527

TOTAL LIABILITIES AND EQUITY	$1,312,512	$1,281,888

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended March 31,
	2012	2011

Net sales	$351,274	$476,234
Cost of sales	195,578	283,624

Gross profit	155,696	192,610
Royalty income, net	1,136	1,648

	156,832	194,258

Operating expenses:
Selling	30,349	37,560
General and administrative	130,877	141,427

	161,226	178,987

Earnings (loss) from operations	(4,394)	15,271

Other income (expense):
Interest income	245	587
Interest expense	(2,966)	(1,965)
Other, net	(140)	(207)

	(2,861)	(1,585)

Earnings (loss) before income tax expense (benefit)	(7,255)	13,686
Income tax expense (benefit)	(3,845)	1,533

Net earnings (loss)	(3,410)	12,153
Less: Net earnings attributable to noncontrolling interests	256	345

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(3,666)	$11,808

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$(0.07)	$0.24

Diluted	$(0.07)	$0.24

Weighted average shares used in calculating net earnings (loss) per share attributable to Skechers U.S.A, Inc.:
Basic	49,265	48,243

Diluted	49,265	49,280

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three-Months Ended March 31,
	2012	2011

Net earnings (loss)	$(3,666)	$11,808
Other comprehensive income: Gain on foreign currency translation adjustment, net of tax	4,543	4,271

Comprehensive income	$877	$16,079

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three-Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(3,666)	$11,808
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Non-controlling interest in subsidiaries	256	345
Depreciation of property and equipment	9,750	7,361
Amortization of deferred financing costs	238	371
Amortization of intangible assets	226	395
Provision for (recovery of) bad debts and returns	(671)	4,230
Tax benefits from stock-based compensation	(183)	0
Non-cash stock compensation	3,485	3,706
Loss on disposal of equipment	0	90
(Increase) decrease in assets:
Receivables	(47,267)	(55,117)
Inventories	13,148	22,566
Prepaid expenses and other current assets	51,811	5,210
Other assets	139	(97)
Increase (decrease) in liabilities:
Accounts payable	19,319	2,998
Accrued expenses	2,990	(5,911)

Net cash provided by (used in) operating activities	49,575	(2,045)

Cash flows from investing activities:
Capital expenditures	(11,588)	(43,379)

Net cash used in investing activities	(11,588)	(43,379)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	7	840
Payments on long-term debt	(2,468)	(8,075)
Increase in short-term borrowings	4,119	16,030
Contribution from non-controlling interest of consolidated entity	0	115
Excess tax benefits from stock-based compensation	0	299

Net cash provided by financing activities	1,658	9,209

Net increase (decrease) in cash and cash equivalents	39,645	(36,215)
Effect of exchange rates on cash and cash equivalents	827	555
Cash and cash equivalents at beginning of the period	351,144	233,558

Cash and cash equivalents at end of the period	$391,616	$197,898

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,422	$1,450
Income taxes	(54,140)	2,611

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(Unaudited)

(1) GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012.

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

Non-controlling interests

The Company has interests in certain joint ventures which are consolidated into its financial statements. Non-controlling interest resulted in income of $0.3 million for both the three months ended March 31, 2012 and 2011, which represents the share of net earnings that is attributable to our joint venture partners.

The Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. Accordingly, HF is consolidated into the condensed consolidated financial statements, and the carrying amounts and classification of assets and liabilities was as follows (in thousands):

	March 31, 2012	December 31, 2011
Current assets	$ 14,067	$ 11,287
Noncurrent assets	133,057	132,925
Total assets	$ 147,124	$ 144,212

Current liabilities	$ 68,228	$ 65,608
Noncurrent liabilities	18,276	18,297
Total liabilities	$ 86,504	$ 83,905

The assets of these joint ventures are restricted in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a significant variable interest in any unconsolidated VIE’s.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. The Company is required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 during the quarter ended March 31, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 during the quarter ended March 31, 2012 and is presented herewith in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011.

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

(3) OTHER COMPREHENSIVE INCOME

In addition to net earnings (loss), other comprehensive income includes changes in foreign currency translation adjustments. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with the translation adjustments related to intercompany loans of a long-term investment nature are included in the translation adjustment in other comprehensive income.

The activity in other comprehensive income, net of income taxes, was as follows (in thousands):

	Three-Months Ended March 31,
	2012	2011
Net earnings (loss)	$(3,410)	$12,153
Gain on foreign currency translation adjustment, net of tax	4,696	4,542

Comprehensive income	1,286	16,695
Comprehensive income attributable to non-controlling interest	409	616

Comprehensive income attributable to parent	$877	$16,079

(4) SHARE-BASED COMPENSATION

For stock-based awards we have recognized compensation expense based on the grant date fair value. Share-based compensation expense was $3.5 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively.

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	206,400	$7.62
Granted	0	0
Exercised	(1,013)	6.95
Cancelled	(208)	6.95

Outstanding at March 31, 2012	205,179	7.62	1.0 years	$1,047,655

Exercisable at March 31, 2012	205,179	7.62	1.0 years	$1,047,655

A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	740,493	$ 19.02
Granted	0	0
Vested	(25,834)	30.28
Cancelled	0	0

Nonvested at March 31, 2012	714,659	18.61

As of March 31, 2012, there was $8.0 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 0.6 years.

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

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings (loss) per share	2012	2011
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$ (3,666)	$ 11,808
Weighted average common shares outstanding	49,265	48,243
Basic earnings (loss) per share attributable to Skechers U.S.A., Inc.	$ (0.07)	$ 0.24

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings (loss) per share	2012	2011
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$ (3,666)	$ 11,808

Weighted average common shares outstanding	49,265	48,243
Dilutive effect of stock options	0	1,037
Weighted average common shares outstanding	49,265	49,280

Diluted earnings (loss) per share attributable to Skechers U.S.A., Inc.	$ (0.07)	$ 0.24

There were no options included in the computation of diluted earnings per share for the three months ended March 31, 2012 and options to purchase 77,448 shares of Class A common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2011, because their effect would have been anti-dilutive.

(6) INCOME TAXES

The Company’s effective tax rate was 53.0% and 11.2% for the three months ended March 31, 2012 and 2011, respectively. Income tax benefit for the three months ended March 31, 2012 was $3.8 million compared to expense of $1.5 million for the same period in 2011.

Estimating a reliable annual effective tax rate for our company for the year has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the three-month period ended March 31, 2012.

(7) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $3.1 million of outstanding letters of credit and short-term borrowings of $54.6 million as of March 31, 2012.

Long-term debt is as follows (in thousands):

	March 31, 2012	December 31 2011	,
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	$32,964	$34,259
Note payable to bank, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	32,821	34,005
Loan from HF Logistics I, LLC	18,276	18,297
Capital lease obligations	25	29

Subtotal	84,086	86,590
Less current installments	10,145	10,059

Total long-term debt	$73,941	$76,531

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

In accordance with U.S. GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. In this regard, one of the Company’s competitors, which also sells toning products, recently settled a matter with the FTC and related consumer class actions for the payment of $25 million plus an additional $4.6 million in attorneys’ fees. While the Company believes that the facts relating to the FTC and SAG inquiries into its toning products and its consumer class actions are different from its competitor’s, the Company has evaluated this evidence and other related facts and interpretations with its advisors and has concluded that it could be subject to a higher exposure as a result of these proceedings. During the fourth quarter ended December 31, 2011, the Company reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters. Additionally, the Company recorded an expense of $5 million in legal and professional fees related to the aforementioned matters, which was included in general and administrative expense in Company’s consolidated statement of operations for the year ended December 31, 2011. Although we believe the reserve of $45 million and expense of $5 million appropriately reflect the current estimated range of loss, it is not possible to predict the final outcome of the related proceedings or any other pending legal proceedings and, consequently, the final exposure and costs associated with pending legal proceedings could have a further material adverse impact on our result of operations or financial position.

(9)   STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012, 22,880 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2011, no shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to non-controlling interest (in thousands):

	Three-Months Ended March 31,
	2012	2011
Non-controlling interest, January 1	$ 39,966	$ 37,631
Net earnings attributable to non-controlling interest	256	345
Foreign currency translation adjustment	153	271
Capital contribution by non-controlling interest	0	115
Non-controlling interest, March 31	$ 40,375	$ 38,362

(10) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross margins. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins, identifiable assets and additions to property, plant and equipment for the domestic wholesale, international wholesale, retail, and the e-commerce segments on a combined basis were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales
Domestic wholesale	$ 133,716	$ 211,534
International wholesale	117,504	169,412
Retail	95,138	89,789
E-commerce	4,916	5,499
Total	$ 351,274	$ 476,234

	Three Months Ended March 31,
	2012	2011
Gross margins
Domestic wholesale	$ 51,872	$ 66,247
International wholesale	47,623	72,817
Retail	54,062	50,739
E-commerce	2,139	2,807
Total	$ 155,696	$ 192,610

	March 31, 2012	December 31, 2011
Identifiable assets
Domestic wholesale	$ 862,784	$ 844,383
International wholesale	316,499	304,025
Retail	132,860	133,081
E-commerce	369	399
Total	$1,312,512	$ 1,281,888

	Three Months Ended March 31,
	2012	2011
Additions to property, plant and equipment
Domestic wholesale	$ 4,133	$ 35,791
International wholesale	559	973
Retail	6,896	6,615
Total	$ 11,588	$ 43,379

Geographic Information:

The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales (1)
United States	$ 221,177	$ 294,052
Canada	12,291	15,803
Other international (2)	117,806	166,379
Total	$ 351,274	$ 476,234

	March 31, 2012	December 31, 2011
Property, plant and equipment
United States	$ 361,663	$ 358,405
Canada	1,412	1,179
Other international (2)	16,148	16,862
Total	$ 379,223	$ 376,446

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, Vietnam and Japan.

(11) BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $120.0 million and $90.9 million before allowances for bad debts, sales returns and chargebacks at March 31, 2012 and December 31, 2011, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $128.8 million and $105.5 million before allowance for bad debts, sales returns and chargebacks at March 31, 2012 and December 31, 2011, respectively. The Company’s credit losses due to write-offs (recoveries) for the three months ended March 31, 2012 and 2011 were ($0.3) million and $0.7 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $338.2 million and $325.3 million at March 31, 2012 and December 31, 2011, respectively.

The Company’s net sales to its five largest customers accounted for approximately 17.8% and 17.7% of total net sales for the three months ended March 31, 2012 and 2011, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2012 or 2011. No customer accounted for more than 10% of net trade receivables at March 31, 2012. One customer accounted for 12.5% and another accounted for 10% of net trade receivables at December 31, 2011.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,

	2012	2011

Manufacturer #1	34.9%	30.0%
Manufacturer #2	8.8%	11.5%
Manufacturer #3	7.7%	10.3%
Manufacturer #4	5.0%	6.3%
Manufacturer #5	4.9%	5.9%

	61.3%	64.0%

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

(12) RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. The Company contributed $0.3 million and $0.5 million to the Foundation to use for various charitable causes during the three months ended March 31, 2012 and 2011, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2011.

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
•

the continued negative impact from reduced sales of our toning footwear and the effect of inquiries from government and quasi-government regulators about advertising and promotional claims related to our toning footwear products;

•

our ability to continue to manufacture and ship our products that are sourced in China, which could be adversely affected by various economic, political or trade conditions, or a natural disaster in China;

•

our ability to predict our quarterly revenues, which have varied significantly in the past and can be expected to fluctuate in the future due to a number of reasons, many of which are beyond our control; and

•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2011 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our net loss for the first three months of 2012 was primarily due to the negative impact of significant reduced demand for our toning products combined with reduced demand for our non-Skechers fashion brands. We believe that new styles and lines of footwear that we will be launching later this year may help partly offset the decline in our toning products and fashion brands. Gross margins improved to 44.3% for the three months ended March 31, 2012 from 40.4% for the same period in the prior year due to sales of more full-price product. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Net loss for the three months ended March 31, 2012 was $3.7 million, or $0.07 per diluted share.

Revenues as a percentage of net sales were as follows:

	Three-Months Ended March 31,
	2012	2011
Percentage of revenues by segment
Domestic wholesale	38.1%	44.4%
International wholesale	33.4%	35.6%
Retail	27.1%	18.9%
E-commerce	1.4%	1.1%
Total	100%	100%

As of March 31, 2012, we owned 290 domestic retail stores and 49 international retail stores, and we have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2012, we opened five domestic outlet stores, six domestic warehouse stores, and closed one domestic concept store. We periodically review all of our stores for impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2012, we intend to focus on: (i) continuing to manage our inventory and expense structure to be in line with expected sales levels (ii) growing our international business, (iii) strategically expanding our retail distribution channel by opening another 10 to 15 stores, and (iv) increasing the product count for all customers by delivering trend-right styles at reasonable prices.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended March 31,
	2012		2011
Net sales	$ 351,274	100.0%	$ 476,234	100.0%
Cost of sales	195,578	55.7	283,624	59.6
Gross profit	155,696	44.3	192,610	40.4
Royalty income, net	1,136	0.3	1,648	0.4
	156,832	44.6	194,258	40.8

Operating expenses:
Selling	30,349	8.6	37,560	7.9
General and administrative	130,877	37.3	141,427	29.7
	161,226	45.9	178,987	37.6
Earnings (loss) from operations	(4,394)	(1.3)	15,271	3.2
Interest income	245	0	587	0.1
Interest expense	(2,966)	(0.8)	(1,965)	(0.4)
Other, net	(140)	0	(207)	0
Earnings (loss) before income tax expense (benefit)	(7,255)	(2.1)	13,686	2.9
Income tax expense (benefit)	(3,845)	(1.1)	1,533	0.3
Net earnings (loss)	(3,410)	(1.0)	12,153	2.6
Less: Net earnings attributable to non-controlling interests	256	0	345	0.1
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$ (3,666)	(1.0)%	$ 11,808	2.5%

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Net sales

Net sales for the three months ended March 31, 2012 were $351.3 million, a decrease of $124.9 million, or 26.2%, as compared to net sales of $476.2 million for the three months ended March 31, 2011. The decrease in net sales was primarily attributable to lower sales in our domestic and international wholesale segments.

Our domestic wholesale net sales decreased $77.8 million, or 36.8%, to $133.7 million for the three months ended March 31, 2012, from $211.5 million for the three months ended March 31, 2011. The largest decreases in our domestic wholesale segment resulted from reduced sales of our non-Skechers branded fashion products and reductions in our women’s and men’s toning divisions compared to last year when we were clearing our toning inventory at discounted prices. In addition, we experienced reductions in sales in our kids’ division from the prior period due to reduced demand for our Twinkle Toes product. The average selling price per pair within the domestic wholesale segment increased to $20.98 per pair for the three months ended March 31, 2012 from $19.83 per pair for the same period last year. The decrease in the domestic wholesale segment’s net sales came on a 40.3% unit sales volume decrease to 6.4 million pairs for the three months ended March 31, 2012 from 10.7 million pairs for the same period in 2011.

Our international wholesale segment sales decreased $51.9 million, or 30.6%, to $117.5 million for the three months ended March 31, 2012, compared to sales of $169.4 million for the three months ended March 31, 2011. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales decreased $38.6 million, or 29.5%, to $92.0 million for the three months ended March 31, 2012 compared to net sales of $130.6 million for the three months ended March 31, 2011. The largest sales decreases during the quarter came from our subsidiaries in Germany due to reduced demand for our toning products and in Brazil where we were undergoing a reorganization of our business with new management and a re-launch of our products. Our distributor sales decreased $13.3 million to $25.5 million for the three months ended March 31, 2012, a 34.4% decrease from sales of $38.8 million for the three months ended March 31, 2011. This was primarily attributable to the transition of our distributor-operated business in Japan to a wholly-owned subsidiary and decreased sales to our distributor in Russia due to a difficult economic environment.

Our retail segment sales increased $5.3 million to $95.1 million for the three months ended March 31, 2012, a 6.0% increase over sales of $89.8 million for the three months ended March 31, 2011. The increase in retail sales was primarily attributable to a net increase of 48 stores compared to the same period in 2011. For the three months ended March 31, 2012, we realized negative comparable store sales of 3.7% in our domestic retail stores and 10.4% in our international retail stores. During the three months ended March 31, 2012, we opened five new domestic outlet stores and six domestic warehouse stores, and closed one domestic concept store. Our domestic retail sales increased 7.2% for the three months ended March 31, 2012 compared to the same period in 2011 as the result of a net increase of 43 domestic stores partially offset by negative comparable store sales. Our international retail sales decreased 1.4% for the three months ended March 31, 2012 compared to the same period in 2011, which was attributable to negative comparable store sales partially offset by a net increase of five international stores.

Our e-commerce sales decreased $0.6 million from $5.5 million for the three months ended March 31, 2011 to $4.9 million for the three months ended March 31, 2012, a 10.6% decrease. Our e-commerce sales made up approximately 1% of our consolidated net sales in the three months ended March 31, 2012 and 2011.

Gross profit

Gross profit for the three months ended March 31, 2012 decreased $36.9 million to $155.7 million as compared to $192.6 million for the three months ended March 31, 2011. Gross profit as a percentage of net sales, or gross margin, increased to 44.3% for the three months ended March 31, 2012 from 40.4% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $14.4 million, or 21.7%, to $51.9 million for the three months ended March 31, 2012 compared to $66.3 million for the three months ended March 31, 2011. Domestic wholesale margins increased to 38.8% in the three months ended March 31, 2012 from 31.3% for the same period in the prior year. The increase in domestic wholesale margins was attributable to sales of more full price product.

Gross profit for our international wholesale segment decreased $25.2 million, or 34.6%, to $47.6 million for the three months ended March 31, 2012 compared to $72.8 million for the three months ended March 31, 2011. Gross margins were 40.5% for the three months ended March 31, 2012 compared to 43.0% for the three months ended March 31, 2011. The decrease in gross margins for the international wholesale segment was due to the clearing of excess toning inventory in key countries combined with sales of newer lower margin products during the quarter ended March 31, 2012. Gross margins for our direct subsidiary sales were 44.6% for the three months ended March 31, 2012 as compared to 47.7% for the three months ended March 31, 2011. Gross margins for our distributor sales were 26.0% for the three months ended March 31, 2012 as compared to 27.0% for the three months ended March 31, 2011.

Gross profit for our retail segment increased $3.4 million, or 6.6%, to $54.1 million for the three months ended March 31, 2012 as compared to $50.7 million for the three months ended March 31, 2011. Gross margins for all stores were 56.8% for the three months ended March 31, 2012 as compared to 56.5% for the three months ended March 31, 2011. Gross margins for our domestic stores were 57.4% for both the three months ended March 31, 2012 and 2011. Gross margins for our international stores were 53.0% for the three months ended March 31, 2012 as compared to 51.5% for the three months ended March 31, 2011. The increase in international retail margins was due to sales of more full price product.

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

Selling expenses

Selling expenses decreased by $7.3 million, or 19.2%, to $30.3 million for the three months ended March 31, 2012 from $37.6 million for the three months ended March 31, 2011. As a percentage of net sales, selling expenses were 8.6% and 7.9% for the three months ended March 31, 2012 and 2011, respectively. The decrease in selling expenses was primarily attributable to lower advertising expenses of $5.0 million for the three months ended March 31, 2012.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses decreased by $10.5 million, or 7.5%, to $130.9 million for the three months ended March 31, 2012 from $141.4 million for the three months ended March 31, 2011. As a percentage of sales, general and administrative expenses were 37.3% and 29.7% for the three months ended March 31, 2012 and 2011, respectively. The $10.5 million decrease in general and administrative expenses was primarily attributable to reduced warehouse and distribution costs at our distribution center, which included reduced temporary help costs of $5.9 million and lower outside service fees of $2.0 million, that was offset by $2.4 million of additional depreciation due to operating an additional 48 domestic and international company-owned retail stores. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $28.7 million and $36.7 million for the three months ended March 31, 2012 and 2011, respectively.

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

Interest income

Interest income was $0.2 million for the three months ended March 31, 2012 compared to $0.6 million for the same period in 2011. The decrease in interest income resulted from lower interest rates for the three months ended March 31, 2012 as compared to the same period in 2011.

Interest expense

Interest expense was $3.0 million for the three months ended March 31, 2012 compared to $2.0 million for the same period in 2011. The increase was primarily due to increased interest paid on loans for our domestic distribution center and domestic warehouse equipment. Interest expense was incurred primarily on our loans for our domestic distribution center and equipment and amounts owed to our foreign manufacturers.

Income taxes

The Company’s effective tax rate was 53.0% and 11.2% for the three months ended March 31, 2012 and 2011, respectively. Income tax benefit for the three months ended March 31, 2012 was $3.8 million compared to expense of $1.5 million for the same period in 2011. The increase in the effective tax rate and income tax benefit was primarily due to reduced profitability domestically as well as using actual results, instead of projected full-year results, to calculate the effective tax rate during quarter ended March 31, 2012.

Estimating a reliable annual effective tax rate for the year has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the three-month period ended March 31, 2012.

Non-controlling interest in net income of consolidated subsidiaries

Non-controlling interest was $0.3 million for both the three months ended March 31, 2012 and 2011. Non-controlling interest represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2012 was $578.6 million, a decrease of $0.3 million from working capital of $578.9 million at December 31, 2011. Our cash at March 31, 2012 was $391.6 million compared to $351.1 million at December 31, 2011. The increase in cash and cash equivalents of $40.5 million was the result of net tax refunds received of $54.1 million and increased payables of $19.3 million partially offset by increased receivables of $47.3 million.

For the three months ended March 31, 2012, net cash provided by operating activities was $49.6 million compared to net cash used of $2.0 million for the three months ended March 31, 2011. The increase in net cash provided by operating activities in the three months ended March 31, 2012 as compared to the same period in the prior year was primarily the result of net tax refunds received.

Net cash used in investing activities was $11.6 million for the three months ended March 31, 2012 as compared to $43.4 million for the three months ended March 31, 2011. The decrease in net cash used in investing activities for the three months ended March 31, 2012 as compared to the same period in the prior year was the result of lower capital expenditures. Capital expenditures for the three months ended March 31, 2012 were approximately $11.6 million, which consisted of $6.9 million for new store openings and remodels with the remainder spent on development costs for our distribution center and warehouse equipment upgrades. This was compared to capital expenditures of $43.4 million for the three months ended March 31, 2011, which consisted of new store openings and remodels, development costs for our distribution center, and warehouse equipment upgrades. We expect our ongoing capital expenditures for the remainder of 2012 to be approximately $5 million to $10 million, which includes opening an additional 10 to 15 retail stores along with store remodels. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Net cash provided by financing activities was $1.7 million during the three months ended March 31, 2012 compared to $9.2 million during the three months ended March 31, 2011. The decrease in cash provided by financing activities in the three months ended March 31, 2012 as compared to the same period in the prior year was primarily due to a smaller increase in our line of credit.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of March 31, 2012, the total outstanding amount on these Notes was $65.8 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the “Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement have been used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million, and the underlying loan initially matured on April 30, 2012, which was subject to an extension for six months if certain conditions were met. We have reached an agreement to extend the Loan Agreement to October 30, 2012, and we are currently working to finalize the written extension to the Loan Agreement and comply with all extension conditions. We believe that all of the conditions necessary to extend the Loan Agreement to October 30, 2012 will be met by May 31, 2012. We expect to refinance the underlying loan before October 30, 2012. We were in compliance with all debt covenant provisions related to the Loan Agreement as of the date of this filing. Borrowings bear interest based on LIBOR. We had $50.6 million outstanding under this facility, which is included in short-term borrowings on March 31, 2012. We have paid commitment fees of $737,500 on the underlying loan, which are being amortized over the life of the Loan Agreement.

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of seven banks that replaced the previous $150.0 million credit agreement. On November 5, 2009, March 4, 2010 and May 3, 2011, we entered into three successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (1.00%, 1.25% or 1.50% for Base Rate loans and 2.00%, 2.25% or 2.50% for LIBOR loans). We pay a monthly unused line of credit fee of 0.375% or 0.5% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the remaining life of the facility.

We had outstanding short-term and long-term borrowings of $138.6 million as of March 31, 2012, of which $65.8 million relates to notes payable for warehouse equipment for our distribution center that are secured by the equipment, $50.6 million relates to our construction loan for our distribution center, $18.3 million relates to a note for development costs paid by and due to HF for our distribution center, and the remaining balance relates to our joint venture in China.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through March 31, 2013 and for the foreseeable future. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2012.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2011 and the first quarter of 2012, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative securities that require fair value presentation pursuant to ASC 815-25.

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at March 31, 2012. We had $54.6 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.

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

Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam, and Japan. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $4.5 million and $4.3 million for the three months ended March 31, 2012 and 2011, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2012, would have reduced the values of our net investments by approximately $6.8 million.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports as well as other members of senior management and the Board of Directors to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of such time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our claims and advertising for our toning products including for our Shape-ups are subject to the requirements of and routinely come under review by regulators including pending inquiries from the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. We are currently responding to requests for information regarding our claims and advertising from regulatory and quasi-regulatory agencies in the United States and several other countries and are fully cooperating with those requests. While we believe that our claims and advertising with respect to our core toning products are supported by scientific tests, expert opinions and other relevant data, and while we have been successful in defending our claims and advertising in several different countries, we have discontinued using certain test results and we periodically review and update our claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in our claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.

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

In this regard, one of our competitors, which also sells toning products, recently settled a matter with the FTC and related consumer class actions for the payment of $25 million plus an additional $4.6 million in attorneys’ fees. While we believe that the facts relating to the FTC and SAG inquiries into our toning products and our consumer class actions are different from our competitor’s, we have evaluated this evidence and other related facts and interpretations and have concluded that we could be subject to a higher exposure as a result of these proceedings. After extensive consultation with our advisors, during the fourth quarter ended December 31, 2011, we recorded a charge of $45 million to reserve for costs and potential other exposures relating to existing litigation and regulatory matters and, in addition, we recorded an expense of $5 million for legal and professional fees related to the aforementioned matters. Due to the sensitive and complex nature of these proceedings and the large number of parties involved, it is currently not possible to predict the final outcomes of the FTC inquiry, the SAG inquiry, or the related consumer class actions. Although we believe our fourth quarter charges of $50 million appropriately reflect our estimated level of exposure, it is possible that additional exposure associated with the final resolution of these proceedings could have a further material adverse impact on our results of operations or financial position.

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

Asics Corporation and Asics America Corporation v. Skechers U.S.A., Inc. — On May 11, 2010, Asics Corporation and Asics America Corporation (collectively, “Asics”) filed an action against our company in the United States District Court for the Central District of California, SACV 10-00636 CJC/MLG, alleging trademark infringement, unfair competition, and trademark dilution under both federal and California law and false advertising under California law arising out of our alleged use of stripe designs similar to Asics trademarks. The complaint seeks, among other things, permanent and preliminary injunctive relief, compensatory damages, profits, treble and punitive damages, and attorneys’ fees. The matter is in the discovery phase. We believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously. The Company believes that the parties have reached a settlement in principle, and they are working on reducing it to writing and finalizing a formal settlement agreement. We expect the settlement when finalized will not have a material adverse impact on our operations or financial position or result in a material loss in excess of a recorded accrual.

Tamara Grabowski v. Skechers U.S.A., Inc. — On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On January 13, 2012, the plaintiff filed a motion to lift the stay, which Skechers opposed. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. The case remains stayed. The Court has set a status conference for June 26, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

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

Venus Morga v. Skechers U.S.A., Inc. — On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On January 13, 2012, the plaintiff filed a motion to lift the stay, which Skechers opposed. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. The case remains stayed. The Court has set a status conference for June 26, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

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

Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP — On March 3, 2011, we filed a complaint against Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP (collectively, the “Defendants”) in Superior Court of the State of California in Los Angeles County, Case No. YC064333. In our current amended complaint, we allege, among other things, that the Defendants have breached their duties of care, loyalty and fidelity to us by negligently and carelessly providing legal representation, and that the Defendants have engaged in self-dealing and breaches of their fiduciary duties to us. We are seeking actual and consequential damages, declaratory relief, interest, punitive damages, and attorneys’ fees and costs. On August 3, 2011, the Defendants filed a first amended cross complaint against us, which alleges breach of written contract for failure to pay certain contingency fees, entitlement to contingency fees based on the principal of quantum meruit, breach of implied covenant of good faith and fair dealing, and fraud and intentional misrepresentation. On March 5, 2012, the Defendants dismissed their cause of action for fraud and intentional misrepresentation. The Defendants seek damages under a retainer agreement, the reasonable value of their services, as well as consequential and incidental damages, interest, and costs, but they are no longer seeking punitive damages. While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious claims and defenses, vehemently deny the allegations and intend to defend the case vigorously.

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

Shannon Loss, Kayla Hedges and Donald Horner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group— On February 12, 2012, Shannon Loss, Kayla Hedges and Donald Horner filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-78-H. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 9, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On April 10, 2012, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On May 1, 2012, the Court issued an order staying the action until the next conference scheduled for June 26, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group— On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 6, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On March 12, 2012, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On May 1, 2012, the Court issued an order staying the action until the next conference scheduled for June 26, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc.— On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal. Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased Skechers Shape-ups footwear. Petitioner’s motion alleges that Skechers has marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the court’s authorization to institute a class action seeking damages, punitive damages, and injunctive relief. A hearing on petitioner’s motion is set for June 29, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

Michele Scovil v. Skechers U.S.A., Inc.— On April 25, 2012, Michele Scovil filed a lawsuit against our company in the District Court for Clark County, Nevada, Case No. A-12660756-C. Plaintiff alleges that she suffered physical injuries that she attributes to the allegedly defective design of Shape-ups, and plaintiff asserts, in her individual capacity, claims for negligence, products liability, strict liability, and breach of warranty. In addition, plaintiff also purports to bring a class action on behalf of all persons in Nevada who purchased Shape-ups shoes at retail, and seeks class certification on her claims for alleged violations of the Nevada Unfair and Deceptive Trade Practices Act. Plaintiff’s complaint seeks damages, restitution, punitive damages, and attorneys’ fees and costs. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously.

Personal Injury Lawsuits Involving Shape-ups. As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by us, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. Also, as previously reported, through August 9, 2011, four additional cases were filed in state and federal courts against these defendants, claiming a variety of alleged injuries, but asserting legal theories similar to those in the first case and adding claims for breach of express and implied warranties, loss of consortium, and fraud. Since then, our company has been named in an additional 35 currently pending cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first five cases. In each of the following cases, except as noted below, the plaintiffs seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

Case Name	Original Case Number	Court

Holly and Timothy Ward v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group (No exemplary or punitive damages sought)	1:11-cv-00080-MRB	United States District Court, Southern District of Ohio

Allison Drury v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00201-CRS	United States District Court, Western District of Kentucky, Louisville Division

Melissa and Richard Kearnely v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	6:11-cv-00139-GFVT	United States District Court, Eastern District of Kentucky, London Division

Lynn P. Orsine and Raymond J. Orsine v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01654-DCN	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

Theresa Croak and Neill Croak v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01458-TFH	United States District Court, District of Columbia

Helen Simpson v. Sketchers [sic.] U.S.A., Inc. (No exemplary or punitive damages sought)	136479-C	26th Judicial District Court, Bossier Parish, Louisiana

Jessica Wilson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	5:11-cv-02008-DDD	United States District Court, Northern District of Ohio, Akron

Susan Reno-Gilliland and Frederick Gilliland IV v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-00241-HLM	United States District Court, Northern District of Georgia, Rome Division

Mai L. Moore v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-02849-CGC	United States District Court, Western District of Tennessee, Western Division

Linda Nell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-02050-BYP	United States District Court, Northern District of Ohio, Eastern Division, Youngstown

Denise Hagvall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02805-CCB	United States District Court, District of Maryland (Baltimore)

Karen McClain v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02807-CCB	United States District Court, District of Maryland (Baltimore)

Lisa Fuller and Terry Fuller v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-00084-BRW	United States District Court, Eastern District of Arkansas, Northern Division

Mark Stanley and Rebecca Stanley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	11-CI-00494	Circuit Court in Graves County, Kentucky

Corin Hall and Robert Hall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-00921-SA	United States District Court, District of Utah

Gale Leiter v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00351-TMR	United States District Court, Southern District of Ohio, Western Division, Dayton

Lisa Delzoppo-Patel v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02129	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

Karita Pierson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00352-WHR	United States District Court, Southern District of Ohio, Western Division, Dayton

Peggy Stults v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-1036-BCW	United States District Court, District of Utah, Central Division

Lisa Peniston v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-889-A	United States District Court, Northern District of Texas

Kathy Bartek, et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC476903	Los Angeles Superior Court for the State of California, Central Division

Evelyn Rice v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-181-PAG	United States District Court, Northern District of Ohio, Eastern Division

Jewel Trsek v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-183-LW	United States District Court, Northern District of Ohio, Eastern Division

Tammy Santarosa v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-182-JZ	United States District Court for the Northern District of Ohio, Northern Division

Sharon Schinder v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-00408-WOB	United States District Court, Eastern District of Kentucky

Virginia Phillips v. Skechers U.S.A., Inc. and The Sports Authority Inc.	37-2012-00092016	San Diego Superior Court for the State of California

Richard Raskopf and Cynthia Raskopf v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00070-JVB	United States District Court, Northern District of Indiana

Roxann Romano and Paul Romano v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:12-cv-00370-DRH	United States District Court, Eastern District of New York

Gina Williams-Lowe v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	8:12-cv-603-DKC	United States District Court, District of Maryland

Leo Morin v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-301-LMB	United States District Court, Eastern District of Virginia

Donette Hall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:12-cv-653-EW	United States District Court, Southern District of Texas

Orietta Jeanene Thomas v. Skechers U.S.A., Inc. (No exemplary or punitive damages sought.)	LC096517	Los Angeles Superior Court for the State of California

Sandra Hank v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-217-SSB	United States District Court, Southern District of Ohio

Beth Freshwater and Douglas P. Moore v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC481315	Los Angeles Superior Court for the State of California

Cathy Bollinger et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC481316	Los Angeles Superior Court for the State of California

Marty Modlin v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00326-C	United States District Court, Middle District Tennessee

Monita Worthington v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-184-S	United States District Court, Western District of Kentucky

Deborah Johnson v. Skechers U.S.A., Inc. (No exemplary or punitive damages sought.)	003014-12	Superior Court of the District of Columbia, Civil Division

Michele Scovil v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	A-12-660756-C	District Court for Clark County, Nevada

Jimmy Bennett and Linda Bennett v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-59-JHM	United States District Court, Western District of Kentucky

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses (or will shortly encompass) more than 30 personal injury cases that were initiated in various federal courts. In addition, we were named as a defendant in two multi-plaintiff personal injury actions filed in the Los Angeles Superior Court—Bartek v. Skechers U.S.A., Inc., et al., case no. BC476903 brought on behalf of 37 individual plaintiffs and Bollinger v. Skechers U.S.A., Inc. et al., case no. BC481316 brought on behalf of 22 individual plaintiffs. While it is too early to predict the outcome of any of these cases and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

As discussed above, during the fourth quarter ended December 31, 2011, we reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters and recorded a pre-tax expense of $5 million in additional legal and professional fees. In addition to the matters included in our reserve for loss contingencies, we occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from any such unanticipated future litigation. We have no reason to believe that there is a reasonable possibility or a probability our company may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction with the risk factors and other information disclosed in our 2011 annual report that could have a material effect on our business, financial condition and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2012 and 2011, our net sales to our five largest customers accounted for approximately 17.8% and 17.7% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2012 or 2011. No customer accounted for more than 10% of net trade receivables at March 31, 2012 or March 31, 2011. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2012 and 2011, the top five manufacturers of our manufactured products produced approximately 61.3% and 64.0% of our total purchases, respectively. One manufacturer accounted for 34.9% of total purchases for the three months ended March 31, 2012, and the same manufacturer accounted for 30.0% of total purchases for the same period in 2011. Two other manufacturers accounted for 11.5% and 10.3%, respectively, of total purchases during the three months ended March 31, 2011. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of March 31, 2012, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 42.6% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 41.2% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2012, Mr. Greenberg beneficially owned 31.7% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 44.2% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 30.6% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg and Mr. Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: May 10, 2012	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer