Form 10-Q
period 2012-06-30
SKECHERS USA INC
filed 2012-08-09
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2012: 38,823,851.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2012: 11,274,090.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$374,189	$351,144
Trade accounts receivable, net	237,666	176,018
Other receivables	4,231	6,636

Total receivables	241,897	182,654
Inventories	258,125	226,407
Prepaid expenses and other current assets	31,494	88,005
Deferred tax assets	39,141	39,141

Total current assets	944,846	887,351
Property, plant and equipment, at cost, less accumulated depreciation and amortization	373,809	376,446
Goodwill and other intangible assets, less accumulated amortization	3,695	4,148
Deferred tax assets	4,945	530
Other assets, at cost	13,371	13,413

Total non-current assets	395,820	394,537

TOTAL ASSETS	$1,340,666	$1,281,888

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$10,229	$10,059
Short-term borrowings	60,238	50,413
Accounts payable	285,402	231,000
Accrued expenses	19,391	16,994

Total current liabilities	375,260	308,466
Long-term borrowings, excluding current installments	71,285	76,531
Deferred tax liabilities	32	4,364

Total non-current liabilities	71,317	80,895

Total liabilities	446,577	389,361
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 38,143 and 37,959 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	38	38
Class B Common Stock, $.001 par value; 60,000 shares authorized; 11,274 and 11,297 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	328,796	320,877
Accumulated other comprehensive loss	(2,580)	(894)
Retained earnings	527,081	532,529

Skechers U.S.A., Inc. equity	853,346	852,561
Non-controlling interests	40,743	39,966

Total equity	894,089	892,527

TOTAL LIABILITIES AND EQUITY	$1,340,666	$1,281,888

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011

Net sales	$384,001	$434,351	$735,275	$910,585
Cost of sales	212,659	291,021	408,237	574,645

Gross profit	171,342	143,330	327,038	335,940
Royalty income, net	1,609	1,376	2,745	3,024

	172,951	144,706	329,783	338,964

Operating expenses:
Selling	39,100	53,099	69,449	90,659
General and administrative	135,382	139,781	266,259	281,208

	174,482	192,880	335,708	371,867

Loss from operations	(1,531)	(48,174)	(5,925)	(32,903)

Other income (expense):
Interest income	121	756	366	1,343
Interest expense	(3,377)	(2,352)	(6,343)	(4,317)
Other, net	556	(1,128)	416	(1,335)

	(2,700)	(2,724)	(5,561)	(4,309)

Loss before income tax benefit	(4,231)	(50,898)	(11,486)	(37,212)
Income tax benefit	(2,887)	(20,846)	(6,732)	(19,313)

Net loss	(1,344)	(30,052)	(4,754)	(17,899)
Less: Net earnings (loss) attributable to non-controlling interests	438	(136)	694	209

Net loss attributable to Skechers U.S.A., Inc.	$(1,782)	$(29,916)	$(5,448)	$(18,108)

Net loss per share attributable to Skechers U.S.A., Inc.:
Basic	$(0.04)	$(0.62)	$(0.11)	$(0.38)

Diluted	$(0.04)	$(0.62)	$(0.11)	$(0.38)

Weighted average shares used in calculating net loss per share attributable to Skechers U.S.A., Inc.:
Basic	49,296	48,341	49,281	48,292

Diluted	49,296	48,341	49,281	48,292

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011

Net loss attributable to Skechers U.S.A. Inc.	$(1,782)	$(29,916)	$(5,448)	$(18,108)
Other comprehensive loss: Gain (loss) on foreign currency translation adjustment, net of tax	(6,229)	4,671	(1,686)	8,943

Total comprehensive loss attributable to Skechers U.S.A Inc.	$(8,011)	$(25,245)	$(7,134)	$(9,165)

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six-Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,448)	$(18,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-controlling interest in subsidiaries	694	209
Depreciation of property and equipment	20,769	15,088
Amortization of deferred financing costs	475	652
Amortization of intangible assets	453	790
Provision for bad debts and returns	1,707	5,748
Tax benefits from share-based compensation	(79)	0
Non-cash share-based compensation	6,650	7,242
Loss on disposal of equipment	7	232
Deferred income taxes	(8,748)	75
(Increase) decrease in assets:
Receivables	(58,258)	(8,271)
Inventories	(31,375)	73,875
Prepaid expenses and other current assets	56,563	(15,973)
Other assets	(538)	65
Increase (decrease) in liabilities:
Accounts payable	54,255	1,871
Accrued expenses	2,731	(11,428)

Net cash provided by operating activities	39,858	52,067

Cash flows from investing activities:
Capital expenditures	(22,588)	(92,881)

Net cash used in investing activities	(22,588)	(92,881)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	1,349	2,042
Increase in long-term borrowings	0	36,751
Payments on long-term debt	(5,030)	(9,390)
Increase in short-term borrowings	9,805	27,705
Contribution from non-controlling interest of consolidated entity	0	115
Excess tax benefits from stock-based compensation	0	219

Net cash provided by financing activities	6,124	57,442

Net increase in cash and cash equivalents	23,394	16,628
Effect of exchange rates on cash and cash equivalents	(349)	596
Cash and cash equivalents at beginning of the period	351,144	233,558

Cash and cash equivalents at end of the period	$374,189	$250,782

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$5,749	$2,439
Income taxes	(50,572)	7,588

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012. During the quarter ended June 30, 2012 the Company recorded an adjustment to rent expense of $3.2 million, or $1.9 million net of tax relating to percentage and deferred rent.

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

Non-controlling interests

The Company has interests in certain joint ventures which are consolidated into its financial statements. Non-controlling interests resulted in income of $0.4 million and a loss of $0.1 million for the three months ended June 30, 2012 and 2011, respectively, which represents the share of net earnings or loss that is attributable to our joint venture partners. Non-controlling interests resulted in income of $0.7 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

The Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. Accordingly, HF is consolidated into the condensed consolidated financial statements and the carrying amounts, and classification of assets and liabilities was as follows (in thousands):

	June 30, 2012	December 31, 2011

Current assets	$14,547	$11,287
Noncurrent assets	131,428	132,925

Total assets	$145,975	$144,212

Current liabilities	$66,749	$65,608
Noncurrent liabilities	18,211	18,341

Total liabilities	$84,960	$83,949

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

Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter-end we receive correspondence from our licensees indicating the actual sales for the period. This information is used to calculate and accrue the related royalties based on the terms of the agreement.

(3) OTHER COMPREHENSIVE LOSS

In addition to net loss, other comprehensive loss includes changes in foreign currency translation adjustments and loss attributable to non-controlling interests. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with translation adjustments related to intercompany loans of a long-term nature are included in the translation adjustment in other comprehensive loss.

The activity in other comprehensive loss, net of income taxes, was as follows (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Comprehensive loss	2012	2011	2012	2011
Net loss	$(1,344)	$(30,052)	$(4,754)	$(17,899)
Gain (loss) on foreign currency translation adjustment, net of tax	(6,299)	4,781	(1,603)	9,324

Comprehensive loss	(7,643)	(25,271)	(6,357)	(8,575)
Comprehensive income (loss) attributable to non-controlling interest	368	26	777	(590)

Comprehensive loss attributable to parent	$(8,011)	$(25,245)	$(7,134)	$(9,165)

(4) SHARE-BASED COMPENSATION

For stock-based awards we have recognized compensation expense based on the grant date fair value. Share-based compensation expense was $3.2 million and $3.5 million for the three months ended June 30, 2012 and 2011, respectively. Share-based compensation expense was $6.7 million and $7.2 million for the six months ended June 30, 2012 and 2011, respectively.

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	206,400	$7.62
Granted	0	0
Exercised	(25,042)	6.95
Cancelled	(208)	6.95

Outstanding at June 30, 2012	181,150	7.71	1.0 years	$2,293,725

Exercisable at June 30, 2012	181,150	7.71	1.0 years	$2,293,725

A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the six months ended June 30, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2011	740,493	$19.02
Granted	0	0
Vested	(26,667)	30.55
Cancelled	(33,000)	27.60

Nonvested at June 30, 2012	680,826	18.15

As of June 30, 2012, there was $4.2 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 0.3 years.

(5) LOSS PER SHARE

Basic loss per share represents net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share, in addition to the weighted average determined for basic loss per share, includes potential common shares, if dilutive, that would arise from the exercise of stock options and nonvested shares using the treasury stock method.

The following is a reconciliation of net loss and weighted average common shares outstanding for purposes of calculating basic loss per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Basic loss per share	2012	2011	2012	2011
Net loss attributable to Skechers U.S.A., Inc.	$(1,782)	$(29,916)	$(5,448)	$(18,108)
Weighted average common shares outstanding	49,296	48,341	49,281	48,292
Basic loss per share attributable to Skechers U.S.A., Inc.	$(0.04)	$(0.62)	$(0.11)	$(0.38)

The following is a reconciliation of net loss and weighted average common shares outstanding for purposes of calculating diluted loss per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
Diluted loss per share	2012	2011	2012	2011
Net loss attributable to Skechers U.S.A., Inc.	$(1,782)	$(29,916)	$(5,448)	$(18,108)

Weighted average common shares outstanding	49,296	48,341	49,281	48,292
Dilutive effect of stock options	0	0	0	0

Weighted average common shares outstanding	49,296	48,341	49,281	48,292

Diluted loss per share attributable to Skechers U.S.A., Inc.	$(0.04)	$(0.62)	$(0.11)	$(0.38)

There were no options included in the computation of diluted earnings per share for the three months and six months ended June 30, 2012 or 2011 because their effect would have been anti-dilutive.

(6) INCOME TAXES

The Company’s effective tax rates for the three and six months ended June 30, 2012 were 68.2% and 58.6%, respectively, compared to the effective tax rates of 41.0% and 51.9% for the three and six months ended June 30, 2011, respectively. Income tax benefit for the three months ended June 30, 2012 was $2.9 million compared to $20.8 million for the same period in 2011. Income tax benefit for the six months ended June 30, 2012 was $6.7 million compared to $19.3 million for the same period in 2011.

Estimating a reliable annual effective tax rate for the Company for the year has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either the Company’s domestic or international operations can result in significant changes in the Company’s estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, the Company believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. The Company’s income tax benefit has been calculated utilizing our actual effective tax rate for the three-month and six-month periods ended June 30, 2012.

(7) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $4.1 million of outstanding letters of credit and short-term borrowings of $60.2 million as of June 30, 2012.

Long-term debt is as follows (in thousands):

	June 30, 2012	December 31, 2011
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	$31,658	$34,259
Note payable to bank, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	31,628	34,005
Loan from HF Logistics I, LLC	18,210	18,297
Capital lease obligations	18	29

Subtotal	81,514	86,590
Less current installments	10,229	10,059

Total long-term debt	$71,285	$76,531

(8) LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

The Company’s claims and advertising for its toning products including for its Shape-ups are subject to the requirements of, and routinely come under review by regulators including pending inquiries from the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. The Company is currently responding to requests for information regarding its claims and advertising from regulatory and quasi-regulatory agencies in several countries and is fully cooperating with those requests. While the Company believes that its claims and advertising with respect to its core toning shoe products are supported by scientific tests, expert opinions and other relevant data, and while the Company has been successful in defending its claims and advertising in several different countries, it has discontinued using certain test results and periodically reviews and updates its claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in our claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.

In accordance with U.S. generally accepted accounting principles, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. During the fourth quarter ended December 31, 2011, the Company reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters. Additionally, the Company recorded a pre-tax expense of $5 million in legal and professional fees related to the aforementioned matters, which was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2011. On May 16, 2012, the Company announced that it had settled all domestic legal proceedings relating to advertising claims made in connection with marketing its toning shoe products, including Shape-ups. Under the terms of the global settlement – without admitting any fault or liability, with no findings being made that the Company had violated any law, and with no fines or penalties being imposed – it made payments in the aggregate amount of $45 million and expect to pay a maximum of $5 million in class action attorneys’ fees to settle the domestic advertising lawsuits and related claims brought by the FTC and states’ Attorneys General for 44 states and the District of Columbia (“SAG”). The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012, consent judgments have been approved and entered by state courts in 44 of the 45 SAG actions, and the Company is waiting for preliminary approval of the consumer class action settlement agreement by the United States District Court for the Western District of Kentucky. Although the Company believes the $50 million global settlement reflects the current estimated range of loss, the consumer class action settlement has not obtained Court approval and therefore it is not possible to predict the final outcome of the related proceedings or any other pending legal proceedings. Consequently, the final exposure and costs associated with pending legal proceedings could have a further material adverse impact on the Company’s result of operations or financial position.

(9) STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2012, no shares of Class B common stock were converted into shares of Class A common stock. During the six months ended June 30, 2012, 22,880 shares of Class B common stock were converted into shares of Class A common stock. During the three months and six months ended June 30, 2011, 13,640 shares of Class B common stock were converted into shares of Class A common stock, respectively.

The following table reconciles equity attributable to non-controlling interest (in thousands):

	Six-Months Ended June 30,
	2012	2011
Non-controlling interest, January 1	$39,966	$37,631
Net earnings attributable to non-controlling interest	694	209
Foreign currency translation adjustment	83	381
Capital contribution by non-controlling interest	0	115

Non-controlling interest, June 30	$40,743	$38,336

(10) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

The Company has four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross profit and identifiable assets and additions to property, plant and equipment for the domestic wholesale segment, international wholesale, retail, and the e-commerce segment on a combined basis were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Domestic wholesale	$177,994	$217,241	$311,709	$428,775
International wholesale	88,590	105,002	206,093	274,413
Retail	112,265	106,573	207,404	196,363
E-commerce	5,152	5,535	10,069	11,034

Total	$384,001	$434,351	$735,275	$910,585

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross margins
Domestic wholesale	$69,003	$37,608	$120,874	$103,855
International wholesale	33,368	39,826	80,990	112,643
Retail	66,552	63,120	120,615	113,859
E-commerce	2,419	2,776	4,559	5,583

Total	$171,342	$143,330	$327,038	$335,940

	June 30, 2012	December 31, 2011
Identifiable assets
Domestic wholesale	$880,163	$844,383
International wholesale	316,884	304,025
Retail	143,148	133,081
E-commerce	471	399

Total	$1,340,666	$1,281,888

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Additions to property, plant and equipment
Domestic wholesale	$7,503	$42,993	$11,636	$78,784
International wholesale	1,395	851	1,954	1,824
Retail	2,101	5,658	8,998	12,273

Total	$10,999	$49,502	$22,588	$92,881

Geographic Information:

The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales (1)
United States	$278,923	$313,345	$500,100	$607,398
Canada	11,808	11,715	24,099	27,517
Other international (2)	93,270	109,291	211,076	275,670

Total	$384,001	$434,351	$735,275	$910,585

	June 30, 2012	December 31, 2011
Property, plant and equipment
United States	$356,277	$358,405
Canada	1,472	1,179
Other international (2)	16,060	16,862

Total	$373,809	$376,446

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.
(2)	Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, Vietnam and Japan.

(11) BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $143.3 million and $90.9 million before allowances for bad debts, sales returns and chargebacks at June 30, 2012 and December 31, 2011, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $94.4 million and $105.5 million before allowance for bad debts, sales returns and chargebacks at June 30, 2012 and December 31, 2011, respectively. The Company’s credit losses attributable to write-offs for the three months ended June 30, 2012 and 2011 were $1.5 million and $1.8 million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2012 and 2011 were $1.2 million and $2.5 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $338.4 million and $325.3 million at June 30, 2012 and December 31, 2011, respectively.

The Company’s net sales to its five largest customers accounted for approximately 23.0% and 25.2% of total net sales for the three months ended June 30, 2012 and 2011, respectively. The Company’s net sales to its five largest customers accounted for approximately 20.4% and 20.1% of total net sales for the six months ended June 30, 2012 and 2011, respectively. No customer accounted for more than 10% of our net sales during the three months ended June 30, 2012 and 2011, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2012 and 2011, respectively. No customer accounted for more than 10% of net trade receivables at June 30, 2012. One customer accounted for 12.5% and another accounted for 10% of net trade receivables at December 31, 2011.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Manufacturer #1	34.6%	31.7%	34.7%	30.8%
Manufacturer #2	9.3%	11.2%	9.1%	11.4%
Manufacturer #3	8.0%	7.6%	6.7%	8.6%
Manufacturer #4	6.4%	6.8%	6.4%	6.7%
Manufacturer #5	6.3%	6.3%	5.6%	6.3%

	64.6%	63.6%	62.5%	63.8%

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

(12) RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. The Company contributed $0.3 million to the Foundation to use for various charitable causes during each of the three months ended June 30, 2012 and 2011. The Company contributed $0.5 million and $0.8 million to the Foundation to use for various charitable causes during the six months ended June 30, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report and our company’s annual report on Form 10-K for the year ended December 31, 2011.

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

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•	international, national and local general economic, political and market conditions including the recent global economic recession and the uncertain pace of recovery in our markets;

•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;

•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;

•	our ability to sustain, manage and forecast our costs and proper inventory levels;

•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;

•	the continued negative impact from reduced sales of our toning products;

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

FINANCIAL OVERVIEW

Our net loss for the first six months of 2012 was primarily due to the negative impact of significantly reduced demand for our toning products as well as reduced demand for our non-Skechers branded fashion footwear. We believe that new styles and lines of footwear that are currently being launched may help offset the decline in the demand for our toning products and fashion brands. Gross margins improved to 44.5% for the six months ended June 30, 2012 from 36.9% for the same period in the prior year due to sales of more full-price product.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 due to consumer acceptance of our new products as well as the macro economic slowdown across Europe.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment. Net loss for the three months ended June 30, 2012 was $1.8 million, or $0.04 per diluted share.

Revenue as a percentage of net sales was as follows:

	Three-Months Ended June 30,
	2012	2011
Percentage of revenues by segment
Domestic wholesale	46.4%	50.0%
International wholesale	23.1%	24.2%
Retail	29.2%	24.5%
E-commerce	1.3%	1.3%

Total	100%	100%

As of June 30, 2012, we owned 294 domestic retail stores and 50 international retail stores, and we have established our presence in most of, what we believe to be, the major domestic retail markets. During the first six months of 2012, we opened four domestic concept stores, six domestic outlet stores, seven domestic warehouse stores, and one international concept store and we closed three domestic concept stores. We review all of our stores for impairment annually, or more frequently if triggering events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2012, we intend to focus on: (i) continuing to manage our inventory and expense structure to be in line with expected sales levels, (ii) growing our international business, (iii) strategically expanding our retail distribution channel by opening another five to seven stores, and (iv) increasing the product count for all customers by delivering trend-right styles at reasonable prices.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2012		2011		2012		2011
Net sales	$384,001	100.0%	$434,351	100.0%	$735,275	100.0%	$910,585	100.0%
Cost of sales	212,659	55.4	291,021	67.0	408,237	55.5	574,645	63.1

Gross profit	171,342	44.6	143,330	33.0	327,038	44.5	335,940	36.9
Royalty income	1,609	0.4	1,376	0.3	2,745	0.4	3,024	0.3

	172,951	45.0	144,706	33.3	329,783	44.9	338,964	37.2

Operating expenses:
Selling	39,100	10.2	53,099	12.2	69,449	9.4	90,659	10.0
General and administrative	135,382	35.3	139,781	32.2	266,259	36.2	281,207	30.9

	174,482	45.5	192,880	44.4	335,708	45.6	371,866	40.9

Loss from operations	(1,531)	(0.5)	(48,174)	(11.1)	(5,925)	(0.7)	(32,902)	(3.7)
Interest income	121	0	756	0.1	366	0.0	1,343	0.2
Interest expense	(3,377)	(0.9)	(2,352)	(0.5)	(6,343)	(0.9)	(4,317)	(0.5)
Other, net	556	0.2	(1,128)	(0.2)	416	0.0	(1,335)	(0.1)

Loss before income taxes	(4,231)	(1.2)	(50,898)	(11.7)	(11,486)	(1.6)	(37,212)	(4.1)
Income tax benefit	(2,887)	(0.8)	(20,846)	(4.8)	(6,732)	(0.9)	(19,313)	(2.1)

Net loss	(1,344)	(0.4)	(30,052)	(6.9)	(4,754)	(0.7)	(17,899)	(2.0)
Less: Net earnings (loss) attributable to non-controlling interests	438	0.1	(136)	0	694	0	209	0

Net loss attributable to Skechers U.S.A., Inc.	$(1,782)	(0.5)%	$(29,916)	(6.9)%	$(5,448)	(0.7)%	$(18,108)	(2.0)%

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Net sales

Net sales for the three months ended June 30, 2012 were $384.0 million, a decrease of $50.4 million, or 11.6%, as compared to net sales of $434.4 million for the three months ended June 30, 2011. The decrease in net sales was primarily attributable to lower sales in our domestic and international wholesale segments, which was partially offset by increased domestic retail sales.

Our domestic wholesale net sales decreased $39.2 million, or 18.1%, to $178.0 million for the three months ended June 30, 2012 from $217.2 million for the three months ended June 30, 2011. The largest decreases in our domestic wholesale segment were in our women’s and men’s toning divisions compared to last year when we were clearing our toning inventory at discounted prices as well as from reduced sales of our non-Skechers branded fashion products. In addition, we experienced reductions in sales in our kids’ and men’s divisions from the prior period due to reduced demand for our Twinkle Toes and men’s USA divisions. These decreases were partially offset by increases in our Women’s Sport, Women’s Go and Bob’s divisions. The average selling price per pair within the domestic wholesale segment increased to $20.83 per pair for the three months ended June 30, 2012 from $19.22 per pair for the same period last year. The decrease in the domestic wholesale segment’s net sales came on a 24.4% unit sales volume decrease to 8.5 million pairs for the three months ended June 30, 2012 from 11.3 million pairs for the same period in 2011.

Our international wholesale segment sales decreased $16.4 million, or 15.6%, to $88.6 million for the three months ended June 30, 2012 compared to sales of $105.0 million for the three months ended June 30, 2011. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales decreased $14.6 million, or 21.2%, to $54.2 million for the three months ended June 30, 2012 compared to net sales of $68.8 million for the three months ended June 30, 2011. The largest sales decreases during the quarter came from our subsidiaries in Brazil, Italy, Spain and Germany due to reduced demand for our toning products, the challenging economic environment in Europe, and the reorganization of our business in Brazil with new management and a re-launch of our products in Brazil. Our distributor sales decreased $1.8 million to $34.4 million for the three months ended June 30, 2012, a 5.1% decrease from sales of $36.2 million for the three months ended June 30, 2011. This was primarily attributable to the transition of our distributor-operated business in Japan to a wholly-owned subsidiary and decreased sales to our distributor in Russia due to a difficult economic environment.

Our retail segment sales increased $5.7 million to $112.3 million for the three months ended June 30, 2012, a 5.3% increase over sales of $106.6 million for the three months ended June 30, 2011. The increase in retail sales was primarily attributable to a net increase of 39 stores compared to the same period in 2011. For the three months ended June 30, 2012, we realized negative comparable store sales of 3.4% in our domestic retail stores and 6.7% in our international retail stores. The decrease was primarily due to a difficult retail environment both in the United States and several European countries. During the three months ended June 30, 2012, we opened four new domestic concept stores, one domestic outlet store, one domestic warehouse store, one international concept store, and we closed two underperforming domestic concept stores. Our domestic retail sales increased 5.8% for the three months ended June 30, 2012 compared to the same period in 2011 as the result of a net increase of 33 domestic stores partially offset by negative comparable store sales. Our international retail sales increased 3% for the three months ended June 30, 2012 compared to the same period in 2011, which was attributable to a net increase of six international stores partially offset by negative comparable store sales.

Our e-commerce sales decreased $0.3 million, or 6.9%, to $5.2 million for the three months ended June 30, 2012 compared to $5.5 million for the three months ended June 30, 2011. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the three-month periods ended June 30, 2012 and 2011.

Gross profit

Gross profit for the three months ended June 30, 2012 increased $28.0 million to $171.3 million as compared to $143.3 million for the three months ended June 30, 2011. Gross profit as a percentage of net sales, or gross margin, increased to 44.6% for the three months ended June 30, 2012 from 33.0% for the same period in the prior year. Our domestic wholesale segment gross profit increased $31.4 million, or 83.5%, to $69.0 million for the three months ended June 30, 2012 compared to $37.6 million for the three months ended June 30, 2011. Domestic wholesale margins increased to 38.8% in the three months ended June 30, 2012 from 17.3% for the same period in the prior year. The increase in domestic wholesale margins was attributable to sales of more full price product due to our clearing of toning inventory during the second quarter of 2011.

Gross profit for our international wholesale segment decreased $6.4 million, or 16.2%, to $33.4 million for the three months ended June 30, 2012 compared to $39.8 million for the three months ended June 30, 2011. Gross margins were 37.7% for the three months ended June 30, 2012 compared to 37.9% for the three months ended June 30, 2011. The decrease in gross margins for the international wholesale segment was attributable to decreased subsidiary sales. Gross margins for our direct subsidiary sales were 44.4% for the three months ended June 30, 2012 as compared to 45.4% for the three months ended June 30, 2011. Gross margins for our distributor sales were 27.1% for the three months ended June 30, 2012 as compared to 23.8% for the three months ended June 30, 2011.

Gross profit for our retail segment increased $3.5 million, or 5.4%, to $66.6 million for the three months ended June 30, 2012 as compared to $63.1 million for the three months ended June 30, 2011. Gross margins for all stores were 59.3% for the three months ended June 30, 2012 as compared to 59.2% for the three months ended June 30, 2011. Gross margins for our domestic stores were 60.2% for the three months ended June 30, 2012 as compared to 59.5% for the three months ended June 30, 2011. Gross margins for our international stores were 54.0% for the three months ended June 30, 2012 as compared to 57.7% for the three months ended June 30, 2011. The decrease in international retail margins was primarily due to the difficult retail environment in Europe.

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

Selling expenses

Selling expenses decreased by $14.0 million, or 26.4%, to $39.1 million for the three months ended June 30, 2012 from $53.1 million for the three months ended June 30, 2011. As a percentage of net sales, selling expenses were 10.2% and 12.2% for the three months ended June 30, 2012 and 2011, respectively. The decrease in selling expenses was primarily attributable to lower advertising expenses of $15.9 million partially offset by higher trade show costs for the three months ended June 30, 2012.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses decreased by $4.4 million, or 3.1%, to $135.4 million for the three months ended June 30, 2012 from $139.8 million for the three months ended June 30, 2011. As a percentage of sales, general and administrative expenses were 35.3% and 32.2% for the three months ended June 30, 2012 and 2011, respectively. The $4.4 million decrease in general and administrative expenses was primarily attributable to reduced warehouse and distribution costs at our distribution center, which included reduced temporary help costs of $3.0 million and lower professional service fees of $3.5 million, that was offset by $3.2 million of additional depreciation expense due to operating an additional 39 retail stores and our distribution center and distribution center equipment. Rent expense increased by $5.0 million, primarily from 39 additional stores, and a $3.2 million adjustment related to percentage and deferred rent. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $25.1 million and $30.2 million for the three months ended June 30, 2012 and 2011, respectively.

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

Interest income

Interest income was $0.1 million for the three months ended June 30, 2012 compared to $0.8 million for the same period in 2011. The decrease in interest income resulted from lower cash balances for the three months ended June 30, 2012 as compared to the same period in 2011.

Interest expense

Interest expense was $3.4 million for the three months ended June 30, 2012 compared to $2.4 million for the same period in 2011. The increase was primarily due to increased interest paid on loans for our domestic distribution center and domestic warehouse equipment. Interest expense was incurred on our loans for our domestic distribution center and equipment and amounts owed to our foreign manufacturers.

Income taxes

Our effective tax rate was 68.2% and 41.0% for the three months ended June 30, 2012 and 2011, respectively. Income tax benefit for the three months ended June 30, 2012 was $2.9 million compared to $20.8 million for the same period in 2011. The increase in the effective tax rate was primarily due to a change in the relative mix of domestic and international taxable income and loss as well as our use of actual results, instead of projected full-year results, to calculate the effective tax rate during the quarter ended June 30, 2012.

Estimating a reliable annual effective tax rate for our company for the year has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the three-month period ended June 30, 2012.

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for the three months ended June 30, 2012 increased $0.5 million to $0.4 million as compared to a loss of $0.1 million for the same period in 2011. Non-controlling interest represents the share of net earnings (loss) that is attributable to our joint venture partners.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Net sales

Net sales for the six months ended June 30, 2012 were $735.3 million, a decrease of $175.3 million, or 19.3%, as compared to net sales of $910.6 million for the six months ended June 30, 2011. The decrease in net sales was primarily attributable to lower sales in our domestic and international wholesale segments, which was partially offset by increased domestic retail sales.

Our domestic wholesale net sales decreased $117.1 million, or 27.3%, to $311.7 million for the six months ended June 30, 2012 from $428.8 million for the six months ended June 30, 2011. The largest decreases in our domestic wholesale segment were in our women’s and men’s toning divisions compared to last year when we were clearing our toning inventory at discounted prices as well as from reduced sales of our non-Skechers branded fashion products. In addition, we experienced reductions in sales in our kids’ and men’s divisions from the prior period due to reduced demand for our Twinkle Toes and men’s USA divisions. These decreases were partially offset by increases in our Women’s Sport, Women’s Go and Bob’s divisions. The average selling price per pair within the domestic wholesale segment increased to $20.90 per pair for the six months ended June 30, 2012 from $19.52 per pair for the same period last year. The decrease in the domestic wholesale segment’s net sales came on a 32.1% unit sales volume decrease to 14.9 million pairs for the six months ended June 30, 2012 from 22.0 million pairs for the same period in 2011.

Our international wholesale segment sales decreased $68.3 million, or 24.9%, to $206.1 million for the six months ended June 30, 2012 compared to sales of $274.4 million for the six months ended June 30, 2011. Direct subsidiary sales decreased $53.1 million, or 26.7%, to $146.2 million for the six months ended June 30, 2012 compared to net sales of $199.3 million for the six months ended June 30, 2011. The largest sales decreases during the period came from our subsidiaries in Brazil, Germany, Italy, and the United Kingdom due to reduced demand for our toning products, challenging economic environment in Europe, and the reorganization of our business in Brazil with new management and a re-launch of our products in Brazil. Our distributor sales decreased $15.2 million to $59.9 million for the six months ended June 30, 2012, a 20.3% decrease from sales of $75.1 million for the six months ended June 30, 2011. This was primarily attributable to the transition of our distributor-operated business in Japan to a wholly-owned subsidiary and decreased sales to our distributor in Russia due to a difficult economic environment.

Our retail segment sales increased $11.0 million to $207.4 million for the six months ended June 30, 2012, a 5.6% increase over sales of $196.4 million for the six months ended June 30, 2011. The increase in retail sales was primarily attributable to a net increase of 39 stores as compared to the same period in 2011. For the six months ended June 30, 2012, we realized negative comparable store sales of 3.5% in our domestic retail stores and 8.3% in our international retail stores due to our newer products not yet being available in all of our store formats. During the six months ended June 30, 2012, we opened four new domestic concept stores, six domestic outlet stores, seven domestic warehouse stores, and one international concept store, and we closed three underperforming domestic concept stores. Our domestic retail sales increased 6.4% for the six months ended June 30, 2012 compared to the same period in 2011 as the result of a net increase of 33 domestic stores which was offset by negative comparable store sales. Our international retail sales increased 1.1% for the six months ended June 30, 2012 compared to the same period in 2011, as the result of a net increase of six international stores which was offset by negative comparable store sales and unfavorable currency translations.

Our e-commerce sales decreased $0.9 million, or 8.7%, to $10.1 million for the six months ended June 30, 2012 as compared to $11.0 million for the six months ended June 30, 2011. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the six-month periods ended June 30, 2012 and 2011.

Gross profit

Gross profit for the six months ended June 30, 2012 decreased $8.9 million to $327.0 million as compared to $335.9 million for the six months ended June 30, 2011. Gross profit as a percentage of net sales, or gross margin, increased to 44.5% for the six months ended June 30, 2012 from 36.9% for the same period in the prior year. Our domestic wholesale segment gross profit increased $17.0 million, or 16.4%, to $120.9 million for the six months ended June 30, 2012 compared to $103.9 million for the six months ended June 30, 2011. Domestic wholesale margins increased to 38.8% in the six months ended June 30, 2012 from 24.2% for the same period in the prior year. The increase in domestic wholesale margins was primarily attributable to sales of more full price product due to our clearing of toning inventory during the prior year period.

Gross profit for our international wholesale segment decreased $31.7 million, or 28.1%, to $80.9 million for the six months ended June 30, 2012 compared to $112.6 million for the six months ended June 30, 2011. Gross margins were 39.3% for the six months ended June 30, 2012 compared to 41.1% for the six months ended June 30, 2011. The decrease in gross margins for the international wholesale segment was attributable to a decrease in subsidiary sales, which achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 44.5% for the six months ended June 30, 2012 as compared to 46.9% for the six months ended June 30, 2011. Gross margins for our distributor sales were 26.6% for the six months ended June 30, 2012 as compared to 25.5% for the six months ended June 30, 2011.

Gross profit for our retail segment increased $6.7 million, or 5.9%, to $120.6 million for the six months ended June 30, 2012 as compared to $113.9 million for the six months ended June 30, 2011. Gross margins for all stores were 58.2% for the six months ended June 30, 2012 as compared to 58.0% for the six months ended June 30, 2011. Gross margins for our domestic stores were 58.9% for the six months ended June 30, 2012 as compared to 58.5% for the six months ended June 30, 2011. Gross margins for our international stores were 53.6% for the six months ended June 30, 2012 as compared to 54.9% for the six months ended June 30, 2011. The decrease in international retail margins was primarily due to the difficult retail environment in Europe.

Selling expenses

Selling expenses decreased by $21.2 million, or 23.4%, to $69.5 million for the six months ended June 30, 2012 from $90.7 million for the six months ended June 30, 2011. As a percentage of net sales, selling expenses were 9.4% and 10.0% for the six months ended June 30, 2012 and 2011, respectively. The decrease in selling expenses was primarily attributable to lower advertising expenses of $20.9 million for the six months ended June 30, 2012.

General and administrative expenses

General and administrative expenses decreased by $14.9 million, or 5.3%, to $266.3 million for the six months ended June 30, 2012 from $281.2 million for the six months ended June 30, 2011. As a percentage of sales, general and administrative expenses were 36.2% and 30.9% for the six months ended June 30, 2012 and 2011, respectively. The $14.9 million decrease in general and administrative expenses was primarily attributable to reduced warehouse and distribution costs at our distribution center, which included reduced temporary help costs of $8.8 million and lower outside service fees of $2.3 million, that were offset by $5.6 million of additional depreciation expense due to operating an additional 39 retail stores and our distribution center and distribution center equipment. Rent expense increased by $4.8 million, primarily from 39 additional stores, and a $3.2 million adjustment related to percentage and deferred rent. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $53.8 million and $66.8 million for the six months ended June 30, 2012 and 2011, respectively.

Interest income

Interest income was $0.4 million for the six months ended June 30, 2012 compared to $1.3 million for the same period in 2011. The decrease in interest income resulted from lower cash balances for the six months ended June 30, 2012 as compared to the same period in 2011.

Interest expense

Interest expense was $6.3 million for the six months ended June 30, 2012 compared to $4.3 million for the same period in 2011. The increase was primarily due to increased interest paid on loans for our domestic distribution center and domestic warehouse equipment. Interest expense was incurred on our loans for our domestic distribution center and equipment and amounts owed to our foreign manufacturers.

Income taxes

Our effective tax rate was 58.6% and 51.9% for the six months ended June 30, 2012 and 2011, respectively. Income tax benefit for the six months ended June 30, 2012 was $6.7 million compared to $19.3 million for the same period in 2011. The reduction in income tax benefit was primarily due to lower net operating losses during the six months ended June 30, 2012 as compared to the same period in 2011.

Estimating a reliable annual effective tax rate for our company for the year has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the six-month period ended June 30, 2012.

Non-controlling interest in net income of consolidated subsidiaries

Non-controlling interest for the six months ended June 30, 2012 increased $0.5 million to $0.7 million as compared to $0.2 million for the same period in 2011. Non-controlling interest represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2012 was $569.6 million, a decrease of $9.3 million from working capital of $578.9 million at December 31, 2011. Our cash at June 30, 2012 was $374.2 million compared to $351.1 million at December 31, 2011. The increase in cash and cash equivalents of $23.1 million was primarily the result of net tax refunds received of $50.6 million and increased payables of $54.3 million partially offset by increased receivables of $58.3 million.

For the six months ended June 30, 2012, net cash provided by operating activities was $39.9 million as compared to $52.1 million for the six months ended June 30, 2011. The decrease in net cash provided by operating activities in the six months ended June 30, 2012 as compared to the same period in the prior year was primarily the result of decreased prepaid expenses and increased accounts payable offset by increased receivables due to higher sales and increased inventories due to the introduction of new products.

Net cash used in investing activities was $22.6 million for the six months ended June 30, 2012 as compared to $92.9 million for the six months ended June 30, 2011. The decrease in net cash used in investing activities for the six months ended June 30, 2012 as compared to the same period in the prior year was the result of lower capital expenditures. Capital expenditures for the six months ended June 30, 2012 consisted of $9.0 million for new store openings and remodels with the remainder primarily spent on development costs for our new distribution center and warehouse equipment. Capital expenditures for the six months ended June 30, 2011, primarily consisted of new store openings and remodels and development costs for our distribution center and warehouse equipment. We expect our ongoing capital expenditures for the remainder of 2012 to be approximately $7 million to $10 million, which includes opening an additional five to seven retail stores, along with store remodels. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Net cash provided by financing activities was $6.1 million during the six months ended June 30, 2012 compared to $57.4 million during the six months ended June 30, 2011. The decrease in cash provided by financing activities in the six months ended June 30, 2012 as compared to the same period in the prior year was primarily due to a smaller increase in borrowings as compared to the prior year period.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of June 30, 2012, the total outstanding amount on these Notes was $63.3 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the

“Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement have been used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million. The underlying loan initially matured on April 30, 2012; however, the Loan Agreement was extended by six months, and the underlying loan will now mature on October 30, 2012. We expect to refinance the underlying loan before October 30, 2012. The Company was in compliance with all debt covenant provisions related to the Loan Agreement as of the date of this quarterly report. Borrowings bear interest based on LIBOR. We had $54.7 million outstanding under this facility, which is included in short-term borrowings on June 30, 2012. We have paid commitment fees of $737,500 on the underlying loan, which are being amortized over the life of the Loan Agreement.

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of seven banks that replaced the previous $150 million credit agreement. On November 5, 2009, March 4, 2010 and May 3, 2011, we entered into three successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (1.00%, 1.25% or 1.50% for Base Rate loans and 2.00%, 2.25% or 2.50% for LIBOR loans). We pay a monthly unused line of credit fee of 0.375% or 0.5% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the four-year life of the facility.

We had outstanding short-term and long-term borrowings of $141.8 million as of June 30, 2012, of which $63.3 million relates to notes payable for warehouse equipment for our distribution center that are secured by the equipment, $56.8 million relates to our construction loans for our distribution center, and $18.2 million relates to a note for development costs paid by and due to HF for our new distribution center, and the remaining balance relates to our joint venture in China.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through June 30, 2013 and for the foreseeable future. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2012.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2011 and the first six months of 2012, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at June 30, 2012. We had $60.2 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.

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

Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam, and Japan. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $1.7 million and a gain of $8.9 million for the six months ended June 30, 2012 and 2011, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2012 would have reduced the values of our net investments by approximately $6.8 million.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports as well as other members of senior management and the Board of Directors to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them as of such time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our claims and advertising for our toning products including for our Shape-ups are subject to the requirements of, and routinely come under review by regulators including the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. We are currently responding to requests for information regarding our claims and advertising from regulatory and quasi-regulatory agencies in several countries and are fully cooperating with those requests. While we believe that our claims and advertising with respect to our core toning products are supported by scientific tests, expert opinions and other relevant data, and while we have been successful in defending our claims and advertising in several different countries, we have discontinued using certain test results and we periodically review and update our claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in its claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.

As we disclosed in previous periodic SEC filings, the FTC and Attorneys General for 44 states and the District of Columbia (“SAGs”) had been reviewing the claims and advertising for Shape-ups and our other toning shoe products. We also disclosed that we have been named as a defendant in multiple consumer class actions challenging our claims and advertising for our toning shoe products, including Shape-ups, actions which are described below. As we disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, we recorded a charge of $50 million during the fourth quarter ended December 31, 2011 to reserve for costs and potential other exposures relating to the existing litigation and regulatory matters.

On May 16, 2012, we announced that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement – without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed – we made payments in the aggregate amount of $45 million and expects to pay up to $5 million in class action attorneys’ fees to settle the domestic advertising class lawsuits and related claims brought by the FTC and the SAGs. The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012. Consent judgments in 44 of the 45 SAG actions have been approved and entered by courts in those jurisdictions. We are currently awaiting preliminary approval of the nationwide consumer class action settlement by the United States District Court for the Western District of Kentucky.

The toning footwear category, including our Shape-ups products, has also been the subject of some media attention arising from a number of consumer complaints and allegations of injury while wearing Shape-ups. We believe our products are safe and are defending ourselves from these media stories and injury allegations. It is too early, however, to predict the outcome of the ongoing inquiries relating to safety and whether such an outcome will have a material effect on our advertising, promotional claims, business, results of operations or financial position.

Asics Corporation and Asics America Corporation v. Skechers U.S.A., Inc. – On May 11, 2010, Asics Corporation and Asics America Corporation (collectively, “Asics”) filed an action against our company in the United States District Court for the Central District of California, SACV 10-00636 CJC/MLG, alleging trademark infringement, unfair competition, and trademark dilution under both federal and California law and false advertising under California law arising out of our alleged use of stripe designs similar to Asics trademarks. The complaint seeks, among other things, permanent and preliminary injunctive relief, compensatory damages, profits, treble and punitive damages, and attorneys’ fees. The matter is in the discovery phase. We believe we have meritorious defenses and counterclaims, vehemently deny the allegations and intend to defend the case vigorously. A settlement has been reached and the settlement did not have a material adverse impact on our operations or financial position or result in a material loss in excess of a recorded accrual.

Tamara Grabowski v. Skechers U.S.A., Inc. – On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumers Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On January 13, 2012, the plaintiff filed a motion to lift the stay, which we opposed. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 16, 2012, the plaintiff in Grabowski, her counsel, and counsel for the plaintiff in Morga filed a motion for preliminary approval of the class action settlement reached as part of the global settlement of advertising-related claims described above. The Court held hearings on the motion for preliminary approval of the class action settlement on July 24 and August 3, 2012, and a further hearing has been scheduled for August 10, 2012. If the Court grants preliminary and final approval of the class action settlement, and the Court’s decision is affirmed in the event of an appeal, the settlement will resolve all domestic civil claims concerning our advertising of our toning shoes that were or could have been brought by the class of consumers, as defined in the settlement agreement, including the class claims asserted in the Stalker, Morga, Tomlinson, Lovston, Hochberg, Loss, Boatright and Scovil actions described below. While we expect the Court to grant preliminary and final approval of the class action settlement, there are multiple class actions in several jurisdictions and we cannot predict the final outcome of the approval motions. If the motions to grant preliminary and final approval of the class action settlement are denied or approval is reversed on appeal, we cannot predict the outcome of the remaining advertising class actions or a reasonable range of potential losses or whether the outcome of the remaining advertising class actions would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Sonia Stalker v. Skechers U.S.A., Inc. – On July 2, 2010, Sonia Stalker filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, we removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 JAK (JEM). On August 23, 2010, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On August 27, 2010, the plaintiff moved to certify the class, which motion we opposed. On January 21, 2011, the Court stayed the action for the separate reasons that the Grabowski action was filed first and takes priority under the first-to-file doctrine and that the outcomes in pending appeals in two unrelated actions will significantly affect the outcome of plaintiff’s motion for class certification and the resolution of this action. On May 21, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On June 7, 2012, the plaintiff and her counsel filed an opposition to the motion for preliminary approval of the Grabowski/Morga class actions settlement. The Court held hearings on the motion for preliminary approval of the class action settlement on July 24 and August 3, 2012, and a further hearing has been scheduled for August 10, 2012 The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Stalker. If the motions to grant preliminary and final approval of the class action settlement in the Grabowski/Morga class actions are denied or approval is reversed on appeal, we cannot predict the outcome of the Stalker action or a reasonable range of potential losses or whether the outcome of the Stalker action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Venus Morga v. Skechers U.S.A., Inc. – On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On January 13, 2012, the plaintiff filed a motion to lift the stay, which we opposed. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 16, 2012, the plaintiff in Grabowski, her counsel, and counsel for the plaintiff in Morga filed a motion for preliminary approval of the class action settlement reached as part of the global settlement of advertising-related claims described above. The Court held a hearing on the motion for preliminary approval of the class action settlement on July 24, 2012 and August 3, 2012, and a further hearing has been scheduled for August 10, 2012. If the Court grants preliminary and final approval of the class action settlement, and the Court’s decision is affirmed in the event of an appeal, the settlement will resolve all domestic civil claims concerning our advertising of our toning shoes that were or could have been brought by the class of consumers, as defined in the settlement agreement, including the class claims asserted in the Grabowski, Stalker, Tomlinson, Lovston, Hochberg, Loss, Boatright and Scovil actions described above and below. While we expect the Court to grant preliminary and final approval of the class action settlement, there are multiple class actions in several jurisdictions and we cannot predict the outcome of the approval motions. If the motions to grant preliminary and final approval of the class action settlement are denied or approval is reversed on appeal, we cannot predict the outcome of the remaining advertising class actions or a reasonable range of potential losses or whether the outcome of the remaining advertising class actions would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Charles Davis, Angela Meng, Paisley McCollum, Daniel Liu, Chanel Celaya, Kathy Gardiner, Samantha Rex, Tracy Long Stover, Talesha Byrd, Sean Myrie, and Marielle Jaffe v. Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II – On August 12, 2011, Charles Davis, Angela Meng, Paisley McCollum, Daniel Liu, Chanel Celaya, Kathy Gardiner, Samantha Rex, Tracy Long Stover, Talesha Byrd, Sean Myrie, and Marielle Jaffe (collectively, the “Plaintiffs”) filed a lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. SC113783. The complaint alleges, among other things, that we have intentionally and knowingly misappropriated the Plaintiffs’ common law and statutory law rights of publicity by using their images and likenesses in certain unauthorized forms of media. The Plaintiffs are seeking compensatory, punitive and exemplary damages, injunctive relief, interest, attorneys’ fees and costs. A settlement has been reached and the settlement did not have a material adverse impact on our operations or financial position or result in a material loss in excess of a recorded accrual.

Patty Tomlinson v. Skechers U.S.A., Inc. – On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our company’s advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, and it is now pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 16, 2011, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the then-prior pending Grabowski action. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the Court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but stayed the remand pending completion of appellate review. On September 2, 2011, we filed a petition in the United States Supreme Court seeking a writ of certiorari relating to the propriety of remand, and on November 7, 2011, the Supreme Court denied our petition. The district court has yet to lift the stay and formally remand the case to state court. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Tomlinson. If the motions to grant preliminary and final approval of the class action settlement in the Grabowski/Morga class actions are denied or approval is reversed on appeal, we cannot predict the outcome of the Tomlinson action or a reasonable range of potential losses or whether the outcome of the Tomlinson action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Terena Lovston v. Skechers U.S.A., Inc. – On May 13, 2011, Terena Lovston filed a lawsuit against our company in Circuit Court in Lonoke County, Arkansas, Case No. CV-11-321. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for our toning footwear products violates Arkansas’ Deceptive Trade Practices Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class and compensatory damages. On June 3, 2011, we removed the case to the United States District Court for the Eastern District of Arkansas. On June 6, 2011, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the then-prior pending Grabowski action. On July 19, 2011, the Court indicated its intent to remand the case to Arkansas state court but stayed remand pending further briefing by the parties. On August 5, 2011, the Court issued an order staying the case pending completion of the appellate process in the Tomlinson action. On November 7, 2011, the United States Supreme Court denied our petition for a writ of certiorari in the Tomlinson action. On July 12, 2012, the district court ordered the Lovston case remanded to Arkansas state court, and on or about July 26, 2012, the plaintiff filed a renewed motion for certification of a class of Arkansas residents who purchased our toning footwear products. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Lovston. If the motions to grant preliminary and final approval of the class action settlement in the Grabowski/Morga class actions are denied or approval is reversed on appeal, we cannot predict the outcome of the Lovston action or a reasonable range of potential losses or whether the outcome of the Lovston action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II v. Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP – On March 3, 2011, we filed a complaint against Elon A. Pollack, Elon A. Pollack, a Professional Corporation dba Law Offices of Elon A. Pollock, and Stein, Shostak, Shostak, Pollack & O’Hara, LLP (collectively, the “Defendants”) in Superior Court of the State of California in Los Angeles County, Case No. YC064333. In our current amended complaint, we allege, among other things, that the Defendants have breached their duties of care, loyalty and fidelity to our company by negligently and carelessly providing legal representation, and that the Defendants have engaged in self-dealing and breaches of their fiduciary duties to our company. We are seeking actual and consequential damages, declaratory relief, interest, punitive damages, and attorneys’ fees and costs. On August 3, 2011, the Defendants filed a first amended cross complaint against our company, which alleges breach of written contract for failure to pay certain contingency fees, entitlement to contingency fees based on the principal of quantum meruit, breach of implied covenant of good faith and fair dealing, and fraud and intentional misrepresentation. On March 5, 2012, the Defendants dismissed their cause of action for fraud and intentional misrepresentation. The Defendants seek damages under a retainer agreement, the reasonable value of their services, as well as consequential and incidental damages, interest, and costs, but they are no longer seeking punitive damages. A settlement has been reached and the settlement did not have a material adverse impact on our operations or financial position or result in a material loss in excess of a recorded accrual.

Wendie Hochberg and Brenda Baum v. Skechers U.S.A., Inc. – On November 23, 2011, Wendie Hochberg and Brenda Baum filed a lawsuit against our company in the United States District Court for the Eastern District of New York, Case No. CV11-5751. The complaint alleges, on their behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates the New York Consumer Protection Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class, damages, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. On July 5, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Hochberg. If the motions to grant preliminary and final approval of the class action settlement in the Grabowski/Morga class actions are denied or approval is reversed on appeal, we cannot predict the outcome of the Hochberg action or a reasonable range of potential losses or whether the outcome of the Hochberg action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Shannon Loss, Kayla Hedges and Donald Horner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group – On February 12, 2012, Shannon Loss, Kayla Hedges and Donald Horner filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-78-H. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 9, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On April 10, 2012, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On May 1, 2012, the Court issued an order staying the action until the next status conference, which was held on July 3, 2012. At the July 3 status conference, the Court granted plaintiffs’ motion to consolidate the Loss and Boatright actions, and accordingly denied our motion to dismiss or transfer the Loss action as moot. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Loss. If the motions to grant preliminary and final approval of the class action settlement in the Grabowski/Morga class actions are denied or approval is reversed on appeal, we cannot predict the outcome of the Loss action or a reasonable range of potential losses or whether the outcome of the Loss action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group – On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 6, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On March 12, 2012, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On May 1, 2012, the Court issued an order staying the action until the next conference, which was held on July 3, 2012. At the July 3 status conference, the Court granted plaintiffs’ motion to consolidate the Loss and Boatright actions, and accordingly denied our motion to dismiss or transfer the Boatright action as moot. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Boatright. If the motions to grant preliminary and final approval of the class action settlement in the Grabowski/Morga class actions are denied or approval is reversed on appeal, we cannot predict the outcome of the Boatright action or a reasonable range of potential losses or whether the outcome of the Boatright action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc. – On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal. Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased Skechers Shape-ups footwear. Petitioner’s motion alleges that we have marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the Court’s authorization to institute a class action seeking damages, punitive damages, and injunctive relief. Petitioner’s motion was formally presented to the Court on June 29, 2012. A presiding judge has not yet been assigned to the case. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

Michele Scovil v. Skechers U.S.A., Inc. – On April 25, 2012, Michele Scovil filed a lawsuit against our company in the District Court for Clark County, Nevada, Case No. A-12660756-C. Plaintiff alleges that she suffered physical injuries that she attributes to the allegedly defective design of Shape-ups, and plaintiff asserts, in her individual capacity, claims for negligence, products liability, strict liability, and breach of warranty. In addition, plaintiff also purports to bring a class action on behalf of all persons in Nevada who purchased Shape-ups shoes at retail, and seeks class certification on her claims for alleged violations of the Nevada Unfair and Deceptive Trade Practices Act. Plaintiff’s complaint seeks damages, restitution, punitive damages, and attorneys’ fees and costs. On July 12, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Scovil. While it is too early to predict the outcome of the remaining claims asserted in this litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on its results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously. If the motions to grant preliminary and final approval of the class action settlement in the Grabowski/Morga class actions are denied or approval is reversed on appeal, we cannot predict the outcome of the Scovil action or a reasonable range of potential losses or whether the outcome of the Scovil action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Ralph Maynard v. Skechers USA, Inc. – On February 17, 2012, Ralph Maynard, a former employee in our corporate credit department, filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. BC479260, alleging disability discrimination and wrongful discharge in connection with termination of his employment. The complaint seeks general, special and punitive damages, attorneys’ fees, costs and penalties. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Personal Injury Lawsuits Involving Shape-ups. – As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. Since then, we have been named in an additional 68 currently pending cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first case and adding claims for breach of express and implied warranties, loss of consortium, and fraud. In each of the following cases, except as noted below, the plaintiffs seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

Case Name	Original Case Number	Court

Holly and Timothy Ward v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group (No exemplary or punitive damages sought)	1:11-cv-00080-MRB	United States District Court, Southern District of Ohio

Allison Drury v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00201-CRS	United States District Court, Western District of Kentucky, Louisville Division

Melissa and Richard Kearnely v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	6:11-cv-00139-GFVT	United States District Court, Eastern District of Kentucky, London Division

Lynn P. Orsine and Raymond J. Orsine v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01654-DCN	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

Theresa Croak and Neill Croak v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01458-TFH	United States District Court, District of Columbia

Helen Simpson v. Sketchers [sic.] U.S.A., Inc. (No exemplary or punitive damages sought)	136479-C	26th Judicial District Court, Bossier Parish, Louisiana

Jessica Wilson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	5:11-cv-02008-DDD	United States District Court, Northern District of Ohio, Akron

Susan Reno-Gilliland and Frederick Gilliland IV v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-00241-HLM	United States District Court, Northern District of Georgia, Rome Division

Mai L. Moore v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-02849-CGC	United States District Court, Western District of Tennessee, Western Division

Linda Nell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-02050-BYP	United States District Court, Northern District of Ohio, Eastern Division, Youngstown

Denise Hagvall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02805-CCB	United States District Court, District of Maryland (Baltimore)

Karen McClain v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02807-CCB	United States District Court, District of Maryland (Baltimore)

Lisa Fuller and Terry Fuller v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-00084-BRW	United States District Court, Eastern District of Arkansas, Northern Division

Mark Stanley and Rebecca Stanley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	11-CI-00494	Circuit Court in Graves County, Kentucky

Corin Hall and Robert Hall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-00921-SA	United States District Court, District of Utah

Gale Leiter v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00351-TMR	United States District Court, Southern District of Ohio, Western Division, Dayton

Lisa Delzoppo-Patel v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02129	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

Karita Pierson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00352-WHR	United States District Court, Southern District of Ohio, Western Division, Dayton

Peggy Stults v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-1036-BCW	United States District Court, District of Utah, Central Division

Lisa Peniston v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-889-A	United States District Court, Northern District of Texas

Kathy Bartek, et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC476903	Superior Court for the State of California, Los Angeles

Evelyn Rice v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-181-PAG	United States District Court, Northern District of Ohio, Eastern Division

Jewel Trsek v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-183-LW	United States District Court, Northern District of Ohio, Eastern Division

Tammy Santarosa v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-182-JZ	United States District Court for the Northern District of Ohio, Northern Division

Sharon Schinder v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-00408-WOB	United States District Court, Eastern District of Kentucky

Virginia Phillips v. Skechers U.S.A., Inc. and The Sports Authority Inc.	37-2012-00092016	Superior Court for the State of California, San Diego

Richard Raskopf and Cynthia Raskopf v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00070-JVB	United States District Court, Northern District of Indiana

Roxann Romano and Paul Romano v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:12-cv-00370-DRH	United States District Court, Eastern District of New York

Gina Williams-Lowe v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	8:12-cv-603-DKC	United States District Court, District of Maryland

Leo Morin v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-301-LMB	United States District Court, Eastern District of Virginia

Donette Hall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:12-cv-653-EW	United States District Court, Southern District of Texas

Orietta Jeanene Thomas v. Skechers U.S.A., Inc. (No exemplary or punitive damages sought.)	LC096517	Superior Court for the State of California, Los Angeles

Sandra Hank v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-217-SSB	United States District Court, Southern District of Ohio

Beth Freshwater and Douglas P. Moore v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC481315	Superior Court for the State of California, Los Angeles

Cathy Bollinger et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC481316	Superior Court for the State of California, Los Angeles

Marty Modlin v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00326-C	United States District Court, Middle District Tennessee

Monita Worthington v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-184-S	United States District Court, Western District of Kentucky

Deborah Johnson v. Skechers U.S.A., Inc. (No exemplary or punitive damages sought.)	003014-12	Superior Court of the District of Columbia, Civil Division

Michele Scovil v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	A-12-660756-C	District Court for Clark County, Nevada

Jimmy Bennett and Linda Bennett v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-59-JHM	United States District Court, Western District of Kentucky

Helen Kent v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00499	United States District Court, Middle District Tennessee

Sishma Barner and Antonio Barner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00289-JGH	United States District Court, Western District of Kentucky

Sandra McDonald and William McDonald v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC485643	Superior Court for the State of California, Los Angeles

Anthony Ortega v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00299-TBR	United States District Court, Western District of Kentucky

Irene Vogt and John Vogt v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00293-TBR	United States District Court, Western District of Kentucky

Cathy Francis and Mark Francis v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00308-TBR	United States District Court, Western District of Kentucky

Debra Ambush and Alan Ambush v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00309-TBR	United States District Court, Western District of Kentucky

Jacqueline Smith v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00310-TBR	United States District Court, Western District of Kentucky

Janet Motsiff v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00311-TBR	United States District Court, Western District of Kentucky

Deanne D’Amato and Gary D’Amato v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers	3:12-cv-00314-TBR	United States District Court, Western District

Fitness Group		of Kentucky

Deborah Owens and William Owens v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-315-TBR	United States District Court, Western District of Kentucky

Jennifer Williams and Charles Williams v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00316-TBR	United States District Court, Western District of Kentucky

Gary Tinsley and Martha Tinsley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00318-TBR	United States District Court, Western District of Kentucky

Felisha Bagsby v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00325-TBR	United States District Court, Western District of Kentucky

Rosemary Alex v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00335-TBR	United States District Court, Western District of Kentucky

Julie Lane v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00342-TBR	United States District Court, Western District of Kentucky

Barbara McGrath v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00346-TBR	United States District Court, Western District of Kentucky

Susan Owens v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00355-TBR	United States District Court, Western District of Kentucky

Cindy Storm v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-356-TBR	United States District Court, Western District of Kentucky

Phyllis Harrison v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-357-TBR	United States District Court, Western District of Kentucky

Emily Zack et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC487709	Superior Court for the State of California, Los Angeles

Howard Russell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00371-TBR	United States District Court, Western District of Kentucky

Diana Willbanks v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00382-TBR	United States District Court, Western District of Kentucky

Diane Lopez v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-113-TBR	United States District Court, Western District of Kentucky

Wendy Gilyard v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-398-TBR	United States District Court, Western District of Kentucky

Rita Chorzelewski v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00418-TBR	United States District Court, Western District of Kentucky

Victor Bolo et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC 488392	Superior Court for the State of California, Los Angeles

Geraldine Berry and Odell Berry v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-423-TBR	United States District Court, Western District of Kentucky

Barbara Walker and Thomas Walker v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12CV-530-TBR	United States District Court, Western District of Kentucky

Linda Hess v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00439-TBR	United States District Court, Western District of Kentucky

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses 60 personal injury cases that were initiated in various federal courts. In addition, we were named as a defendant in six multi-plaintiff personal injury actions filed in the Los Angeles Superior Court brought on behalf of a total of 90 individual plaintiffs (the Bartek, Bollinger, Freshwater, McDonald, Zack, and Bolo matters identified above). While it is too early to predict the outcome of any of the personal injury cases and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

As discussed above, during the fourth quarter ended December 31, 2011, we reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters and recorded a pre-tax expense of $5 million in additional legal and professional fees. In addition to the matters included in its reserve for loss contingencies, we occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from any such unanticipated future litigation. We have no reason to believe that there is a reasonable possibility or a probability that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against our company in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the six months ended June 30, 2012 and 2011, our net sales to our five largest customers accounted for approximately 20.4% and 20.1% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2012 or 2011. No customer accounted for more than 10% of outstanding accounts receivable balance at June 30, 2012 or 2011. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2012 and 2011, the top five manufacturers of our manufactured products produced approximately 62.5% and 63.8% of our total purchases, respectively. One manufacturer accounted for 34.7% of total purchases for the six months ended June 30, 2012, and the same manufacturer accounted for 30.8% of total purchases for the same period in 2011. Another manufacturer accounted for 11.4% of total purchases for the six months ended June 30, 2011. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of June 30, 2012, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 42.6% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 41.2% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2012, Mr. Greenberg beneficially owned 31.7% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 44.2% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 30.6% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg and Mr. Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief dated July 12, 2012, between the Registrant and the Federal Trade Commission.

10.2	Agreed Final Consent Judgment dated May 16, 2012, between the Registrant and the State of Tennessee, with a schedule of the additional states, including the District of Columbia, in which such consent judgments have been approved that are substantially identical in all material respects, except as noted on the schedule.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.
**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2012	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer