Form 10-Q
period 2012-09-30
SKECHERS USA INC
filed 2012-11-09
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2012: 39,215,357.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2012: 11,274,090.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$307,946	$351,144
Trade accounts receivable, net	241,199	176,018
Other receivables	6,902	6,636

Total receivables	248,101	182,654
Inventories	302,140	226,407
Prepaid expenses and other current assets	34,091	88,005
Deferred tax assets	39,141	39,141

Total current assets	931,419	887,351
Property, plant and equipment, at cost, less accumulated depreciation and amortization	366,939	376,446
Goodwill and other intangible assets, less accumulated amortization	3,469	4,148
Deferred tax assets	2,258	530
Other assets, at cost	12,056	13,413

Total non-current assets	384,722	394,537

TOTAL ASSETS	$1,316,141	$1,281,888

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$10,311	$10,059
Short-term borrowings	57,654	50,413
Accounts payable	237,152	231,000
Accrued expenses	24,461	16,994

Total current liabilities	329,578	308,466
Long-term borrowings, excluding current installments	70,233	76,531
Deferred tax liabilities	33	4,364

Total non-current liabilities	70,266	80,895

Total liabilities	399,844	389,361
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 38,239 and 37,959 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	38	38
Class B Common Stock, $.001 par value; 60,000 shares authorized; 11,274 and 11,297 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	333,299	320,877
Accumulated other comprehensive income (loss)	1,330	(894)
Retained earnings	538,085	532,529

Skechers U.S.A., Inc. equity	872,763	852,561
Non-controlling interests	43,534	39,966

Total equity	916,297	892,527

TOTAL LIABILITIES AND EQUITY	$1,316,141	$1,281,888

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011

Net sales	$429,429	$412,183	$1,164,704	$1,322,768
Cost of sales	241,605	236,988	649,842	811,633

Gross profit	187,824	175,195	514,862	511,135
Royalty income, net	1,758	1,406	4,503	4,430

	189,582	176,601	519,365	515,565

Operating expenses:
Selling	34,385	37,943	103,834	128,602
General and administrative	134,913	136,459	401,172	417,666

	169,298	174,402	505,006	546,268

Earnings (loss) from operations	20,284	2,199	14,359	(30,703)

Other income (expense):
Interest income	124	217	490	1,559
Interest expense	(3,462)	(1,203)	(9,805)	(5,519)
Other, net	(1,621)	490	(1,205)	(846)

	(4,959)	(496)	(10,520)	(4,806)

Earnings (loss) before income tax expense (benefit)	15,325	1,703	3,839	(35,509)
Income tax expense (benefit)	3,725	(6,653)	(3,007)	(25,966)

Net earnings (loss)	11,600	8,356	6,846	(9,543)
Less: Net earnings attributable to non-controlling interests	596	71	1,290	280

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$11,004	$8,285	$5,556	$(9,823)

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$0.22	$0.17	$0.11	$(0.20)

Diluted	$0.22	$0.17	$0.11	$(0.20)

Weighted average shares used in calculating net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	49,443	48,445	49,335	48,344

Diluted	49,923	49,399	49,834	48,344

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$11,004	$8,285	$5,556	$(9,823)
Other comprehensive income (loss): Gain (loss) on foreign currency translation adjustment, net of tax	3,911	(15,507)	2,224	(6,563)

Total comprehensive income (loss) attributable to Skechers U.S.A., Inc.	$14,915	$(7,222)	$7,780	$(16,386)

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$5,556	$(9,823)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-controlling interest in subsidiaries	1,290	280
Depreciation of property and equipment	30,886	22,923
Amortization of deferred financing costs	713	890
Amortization of intangible assets	680	1,185
Provision for bad debts and returns	1,631	4,556
Tax benefits from share-based compensation	443	0
Non-cash share-based compensation	9,981	10,804
Loss on disposal of equipment	206	256
Deferred income taxes	(6,061)	76
(Increase) decrease in assets:
Receivables	(66,339)	15,427
Inventories	(74,389)	158,629
Prepaid expenses and other current assets	54,212	(24,838)
Other assets	650	(1,934)
Increase (decrease) in liabilities:
Accounts payable	11,996	(98,099)
Accrued expenses	7,821	(8,574)

Net cash provided (used) by operating activities	(20,724)	71,758

Cash flows from investing activities:
Capital expenditures	(28,174)	(114,299)

Net cash used in investing activities	(28,174)	(114,299)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	1,998	2,101
Increase in long-term borrowings	1,838	37,179
Payments on long-term debt	(7,902)	(11,795)
Increase in short-term borrowings	7,236	30,939
Contribution from non-controlling interest of consolidated entity	2,000	115
Excess tax benefits from stock-based compensation	0	234

Net cash provided by financing activities	5,170	58,773

Net increase in cash and cash equivalents	(43,728)	16,232
Effect of exchange rates on cash and cash equivalents	530	(1,816)
Cash and cash equivalents at beginning of the period	351,144	233,558

Cash and cash equivalents at end of the period	$307,946	$247,974

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$8,877	$3,952
Income taxes paid (recovered)	(50,821)	9,559

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012. During the quarter ended September 30, 2012, the Company recorded an adjustment to reduce rent expense by $1.4 million, or $0.9 million net of tax relating to percentage and deferred rent.

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

Non-controlling interests

The Company has interests in certain joint ventures which are consolidated into its financial statements. Non-controlling interests resulted in income of $0.6 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, which represents the share of net earnings or loss that is attributable to our joint venture partners. Non-controlling interests resulted in income of $1.3 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company has determined that its joint venture with HF Logistics I, LLC (“HF”) is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. Accordingly, HF is consolidated into the condensed consolidated financial statements and the carrying amounts, and classification of assets and liabilities was as follows (in thousands):

	September 30, 2012	December 31, 2011

Current assets	$13,130	$11,287
Noncurrent assets	129,607	132,925

Total assets	$142,737	$144,212

Current liabilities	$61,428	$65,608
Noncurrent liabilities	19,984	18,297

Total liabilities	$81,412	$83,905

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

The activity in other comprehensive income (loss), net of income taxes, was as follows (in thousands):

	Three-Months Ended September 30		Nine-Months Ended September 30,
Comprehensive income (loss)	2012	2011	2012	2011
Net earnings (loss)	$11,600	$8,356	$6,846	$(9,543)
Gain (loss) on foreign currency translation adjustment, net of tax	4,107	(15,644)	2,502	(6,319)

Comprehensive income (loss)	15,707	(7,288)	9,348	(15,862)
Comprehensive income (loss) attributable to non-controlling interest	792	(66)	1,568	524

Comprehensive income (loss) attributable to parent	$14,915	$(7,222)	$7,780	$(16,386)

(4) SHARE-BASED COMPENSATION

For stock-based awards we have recognized compensation expense based on the grant date fair value. Share-based compensation expense was $3.3 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively. Share-based compensation expense was $10.0 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	206,400	$7.62
Granted	0	0
Exercised	(118,364)	6.95
Cancelled	(208)	6.95

Outstanding at September 30, 2012	87,828	8.51	1.0 years	$1,043,979

Exercisable at September 30, 2012	87,828	8.51	1.0 years	$1,043,979

A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the nine months ended September 30, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	740,493	$19.02
Granted	16,000	21.31
Vested	(29,167)	29.89
Cancelled	(33,000)	27.60

Nonvested at September 30, 2012	694,326	18.21

As of September 30, 2012, there was $1.4 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 0.9 years.

(5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic loss per share, includes potential common shares, if dilutive, that would arise from the exercise of stock options and nonvested shares using the treasury stock method.

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Basic earnings (loss) per share	2012	2011	2012	2011
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$11,004	$8,285	$5,556	$(9,823)

Weighted average common shares outstanding	49,443	48,445	49,335	48,344
Basic earnings (loss) per share attributable to Skechers U.S.A., Inc.	$0.22	$0.17	$0.11	$(0.20)

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Diluted earnings (loss) per share	2012	2011	2012	2011
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$11,004	$8,285	$5,556	$(9,823)

Weighted average common shares outstanding	49,443	48,445	49,335	48,344
Dilutive effect of stock options	480	954	499	0

Weighted average common shares outstanding	49,923	49,399	49,834	48,344

Diluted earnings (loss) per share attributable to Skechers U.S.A., Inc.	$0.22	$0.17	$0.11	$(0.20)

There were no options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012, and the three months ended September 30, 2011. Options to purchase 25,816 shares of Class A common stock were not included in the computation of diluted loss per share for the nine months ended September 30, 2011, because their effect would have been anti-dilutive.

(6) INCOME TAXES

The Company’s effective tax rates for the third quarter and first nine months of 2012 were 24.3% and (78.3)%, respectively, compared to the effective tax rates of (390.7)% and 73.1% for the third quarter and first nine months of 2011, respectively. Income tax expense for the three months ended September 30, 2012 was $3.7 million compared to income tax benefit of $6.7 million for the same period in 2011. Income tax benefit for the nine months ended September 30, 2012 was $3.0 million compared to $26.0 million for the same period in 2011.

Estimating a reliable annual effective tax rate for the Company for the year has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax expense (benefit) has been calculated utilizing our actual effective tax rate for the three-month and nine-month periods ended September 30, 2012.

(7) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $5.8 million of outstanding letters of credit and short-term borrowings of $57.7 million as of September 30, 2012.

Long-term debt is as follows (in thousands):

	September 30, 2012	December 31, 2011
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	$30,231	$34,259
Note payable to bank, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	30,315	34,005
Loan from HF Logistics I, LLC	18,146	18,297
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed rate interest at 5.24%, Maturity Date of July 2019	1,838	0
Capital lease obligations	14	29

Subtotal	80,544	86,590
Less current installments	10,311	10,059

Total long-term debt	$70,233	$76,531

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

In accordance with U.S. generally accepted accounting principles, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. During the fourth quarter ended December 31, 2011, the Company reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters. Additionally, the Company recorded a pre-tax expense of $5 million in legal and professional fees related to the aforementioned matters, which was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2011. On May 16, 2012, the Company announced that it had settled all domestic legal proceedings relating to advertising claims made in connection with marketing its toning shoe products, including Shape-ups. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that the Company had violated any law, and with no fines or penalties being imposed—it made payments in the aggregate amount of $45 million and expects to pay a maximum of $5 million in class action attorneys’ fees to settle the domestic advertising lawsuits and related claims brought by the FTC and states’ Attorneys General for 44 states and the District of Columbia (“SAG”). The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012, and consent judgments have been approved and entered in the 45 SAG actions. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement and scheduled a hearing date for final approval on March 19, 2013. Although the Company believes the $50 million global settlement reflects the current estimated range of loss, the consumer class action settlement has not obtained final Court approval and therefore it is not possible to predict the final outcome of the related proceedings or any other pending legal proceedings. Consequently, the final exposure and costs associated with pending legal proceedings could have a further material adverse impact on the Company’s result of operations or financial position.

(9) STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2012, no shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2012, 22,880 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended September 30, 2011, no shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2011, 13,640 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to non-controlling interest (in thousands):

	Nine-Months Ended September 30,
	2012	2011
Non-controlling interest, January 1	$39,966	$37,631
Net earnings attributable to non-controlling interest	1,290	280
Foreign currency translation adjustment	278	244
Capital contribution by non-controlling interest	2,000	115

Non-controlling interest, September 30	$43,534	$38,270

(10) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

The Company has four reportable segments—domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross profit and identifiable assets and additions to property, plant and equipment for the domestic wholesale segment, international wholesale, retail, and the e-commerce segment on a combined basis were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
Domestic wholesale	$174,144	$162,516	$485,853	$591,292
International wholesale	122,989	133,792	329,083	408,205
Retail	126,932	111,484	334,335	307,847
E-commerce	5,364	4,391	15,433	15,424

Total	$429,429	$412,183	$1,164,704	$1,322,768

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross margins
Domestic wholesale	$64,698	$56,969	$185,572	$160,823
International wholesale	47,086	54,045	128,077	166,689
Retail	73,642	62,079	194,257	175,939
E-commerce	2,398	2,102	6,956	7,684

Total	$187,824	$175,195	$514,862	$511,135

	September 30, 2012	December 31, 2011
Identifiable assets
Domestic wholesale	$815,458	$844,383
International wholesale	349,521	304,025
Retail	150,843	133,081
E-commerce	319	399

Total	$1,316,141	$1,281,888

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Additions to property, plant and equipment
Domestic wholesale	$2,930	$12,175	$14,566	$90,959
International wholesale	403	1,006	2,358	2,830
Retail	2,253	8,237	11,250	20,510

Total	$5,586	$21,418	$28,174	$114,299

Geographic Information:

The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales (1)
United States	$288,697	$263,383	$788,797	$870,780
Canada	16,127	13,643	40,226	41,161
Other international (2)	124,605	135,157	335,681	410,827

Total	$429,429	$412,183	$1,164,704	$1,322,768

	September 30, 2012	December 31, 2011
Property, plant and equipment
United States	$349,728	$358,405
Canada	1,351	1,179
Other international (2)	15,860	16,862

Total	$366,939	$376,446

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, Brazil, Chile and Japan that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.
(2)	Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, Vietnam and Japan.

(11) BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $128.2 million and $90.9 million before allowances for bad debts, sales returns and chargebacks at September 30, 2012 and December 31, 2011, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $130.9 million and $105.5 million before allowance for bad debts, sales returns and chargebacks at September 30, 2012 and December 31, 2011, respectively. The Company’s credit losses attributable to write-offs were $0.3 million for both three month periods ended September 30, 2012 and 2011. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2012 and 2011 were $1.5 million and $2.8 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $371.4 million and $325.3 million at September 30, 2012 and December 31, 2011, respectively.

The Company’s net sales to its five largest customers accounted for approximately 16.7% and 17.4% of total net sales for the three months ended September 30, 2012 and 2011, respectively. The Company’s net sales to its five largest customers accounted for approximately 19.2% and 18.8% of total net sales for the nine months ended September 30, 2012 and 2011, respectively. No customer accounted for more than 10% of our net sales during the three months ended September 30, 2012 and 2011, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2012 and 2011, respectively. No customer accounted for more than 10% of net trade receivables at September 30, 2012. One customer accounted for 12.5% and another accounted for 10% of net trade receivables at December 31, 2011.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Manufacturer #1	33.7%	24.5%	34.3%	29.5%
Manufacturer #2	11.0%	12.6%	9.8%	11.6%
Manufacturer #3	7.2%	9.0%	6.7%	8.1%
Manufacturer #4	6.5%	6.3%	6.6%	6.9%
Manufacturer #5	5.8%	6.3%	5.7%	6.4%

	64.2%	58.7%	63.1%	62.5%

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

(12) RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. The Company contributed $0.3 million to the Foundation to use for various charitable causes during each of the three months ended September 30, 2012 and 2011. The Company contributed $0.8 million and $1.0 million to the Foundation to use for various charitable causes during the nine months ended September 30, 2012 and 2011, respectively.

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

FINANCIAL OVERVIEW

Our net sales decreased for the first nine months of 2012, compared to the same period in 2011, due to reduced sales of toning products as well as reduced demand for our non-Skechers branded fashion footwear, although sales to date in 2012 have been positively impacted by the release of new styles and lines of footwear. We believe that these new styles and lines of footwear will continue to help offset the decline in sales of our toning products and fashion brands. Gross margins improved to 44.2% for the nine months ended September 30, 2012 from 38.6% for the same period in 2011 due to sales of more full-price product across several product lines. Net income for the three months ended September 30, 2012 was $11.0 million, or $0.22 per diluted share.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 due to consumer acceptance of our new products as well as the widespread economic slowdown across Europe.

We have four reportable segments—domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment.

Revenue as a percentage of net sales was as follows:

	Three-Months Ended September 30,
	2012	2011
Percentage of revenues by segment
Domestic wholesale	40.5%	39.4%
International wholesale	28.6%	32.4%
Retail	29.6%	27.1%
E-commerce	1.3%	1.1%

Total	100%	100%

As of September 30, 2012, we owned 295 domestic retail stores and 51 international retail stores, and we have established our presence in most of, what we believe to be, the major domestic retail markets. During the first nine months of 2012, we opened four domestic concept stores, seven domestic outlet stores, eight domestic warehouse stores, one international concept store, and we closed four domestic concept stores and two international concept stores. In addition, we also took over the operations of one concept store and two outlet stores from our distributor in Japan. We review all of our stores for impairment annually, or more frequently if triggering events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2012		2011		2012		2011
Net sales	$429,429	100.0%	$412,183	100.0%	$1,164,704	100.0%	$1,322,768	100.0%
Cost of sales	241,605	56.3	236,988	57.5	649,842	55.8	811,633	61.4

Gross profit	187,824	43.7	175,195	42.5	514,862	44.2	511,135	38.6
Royalty income	1,758	0.4	1,406	0.3	4,503	0.4	4,430	0.3

	189,582	44.1	176,601	42.8	519,365	44.6	515,565	38.9

Operating expenses:
Selling	34,385	8.0	37,943	9.2	103,834	8.9	128,602	9.7
General and administrative	134,913	31.4	136,459	33.1	401,172	34.5	417,666	31.6

	169,298	39.4	174,402	42.3	505,006	43.4	546,268	41.3

Earnings (loss) from operations	20,284	4.7	2,199	0.5	14,359	1.2	(30,703)	(2.4)
Interest income	124	0	217	0.1	490	0	1,559	0.1
Interest expense	(3,462)	(0.8)	(1,203)	(0.3)	(9,805)	(0.8)	(5,519)	(0.4)
Other, net	(1,621)	(0.3)	490	0.1	(1,205)	(0.1)	(846)	0

Earnings (loss) before income tax expense (benefit)	15,325	3.6	1,703	0.4	3,839	0.3	(35,509)	(2.7)
Income tax expense (benefit)	3,725	0.9	(6,653)	(1.6)	(3,007)	(0.3)	(25,966)	(2.0)

Net earnings (loss)	11,600	2.7	8,356	2.0	6,846	0.6	(9,543)	(0.7)
Less: Net earnings attributable to non-controlling interests	596	0.1	71	0	1,290	0.1	280	0

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$11,004	2.6%	$8,285	2.0%	$5,556	0.5%	$(9,823)	(0.7)%

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Net sales

Net sales for the three months ended September 30, 2012 were $429.4 million, an increase of $17.2 million, or 4.2%, as compared to net sales of $412.2 million for the three months ended September 30, 2011. The increase in net sales was primarily attributable to increased sales in our domestic wholesale, domestic and international retail segments offset by reduced sales in our international wholesale segment.

Our domestic wholesale net sales increased $11.6 million, or 7.2%, to $174.1 million for the three months ended September 30, 2012 from $162.5 million for the three months ended September 30, 2011. The increase in our domestic wholesale segment was due to strong sales in our kids and performance divisions, and in many of our women’s and men’s lines. We had significant increases from sales in our GO, Women’s Sport, Women’s Active, kid’s and work lines, as well as significant growth in our BOB’s division. The average selling price per pair within the domestic wholesale segment decreased to $21.65 per pair for the three months ended September 30, 2012 from $22.04 per pair for the same period last year primarily due to increased sales of kid’s and BOB’s styles that sell at lower price points. The increase in the domestic wholesale segment’s net sales came on a 9.1% unit sales volume increase to 8.0 million pairs for the three months ended September 30, 2012 from 7.4 million pairs for the same period in 2011.

Our international wholesale segment sales decreased $10.8 million, or 8.1%, to $123.0 million for the three months ended September 30, 2012 compared to sales of $133.8 million for the three months ended September 30, 2011. Our international wholesale sales consist of direct subsidiary sales—those we make to department stores and specialty retailers—and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales decreased $14.5 million, or 14.6%, to $85.1 million for the three months ended September 30, 2012 compared to net sales of $99.6 million for the three months ended September 30, 2011. The largest sales decreases during the quarter came from our subsidiaries in Brazil, Italy, Spain and Germany due to reduced demand for our toning products, the challenging economic environment in Europe, and the reorganization of our business in Brazil with new management and a re-launch of our products in Brazil. Our distributor sales increased $3.7 million to $37.9 million for the three months ended September 30, 2012, a 10.9% increase from sales of $34.2 million for the three months ended September 30, 2011, which was primarily attributable to increased sales to our distributor in the United Arab Emirates (“UAE”).

Our retail segment sales increased $15.4 million to $126.9 million for the three months ended September 30, 2012, a 13.9% increase over sales of $111.5 million for the three months ended September 30, 2011. The increase in retail sales was primarily attributable to a net increase of 27 stores, or 8.5%, in comparing the number of stores open on September 30, 2012 to September 30, 2011. For the three months ended September 30, 2012, we realized positive comparable store sales of 6.2% in our domestic retail stores and 0.6% in our international retail stores. During the three months ended September 30, 2012, we opened one domestic outlet store, one domestic warehouse store and we closed one underperforming domestic concept store and two underperforming international concept stores. In addition, we also took over the operations of one concept store and two outlet stores from our distributor in Japan. Our domestic retail sales increased 13.2% for the three months ended September 30, 2012 compared to the same period in 2011 as the result of a net increase of 23 domestic stores and positive comparable store sales. Our international retail sales increased 18.2% for the three months ended September 30, 2012 compared to the same period in 2011, which was primarily attributable to increases in the United Kingdom and Chile a well as a net increase of four international stores, which were partially offset by unfavorable currency translations.

Our e-commerce sales increased $1.0 million, or 22.2%, to $5.4 million for the three months ended September 30, 2012 compared to $4.4 million for the three months ended September 30, 2011. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the three-month periods ended September 30, 2012 and 2011.

Gross profit

Gross profit for the three months ended September 30, 2012 increased $12.6 million to $187.8 million as compared to $175.2 million for the three months ended September 30, 2011. Gross profit as a percentage of net sales, or gross margin, increased to 43.7% for the three months ended September 30, 2012 from 42.5% for the same period in the prior year. Our domestic wholesale segment gross profit increased $7.7 million, or 13.6%, to $64.7 million for the three months ended September 30, 2012 compared to $57.0 million for the three months ended September 30, 2011. Domestic wholesale margins increased to 37.2% in the three months ended September 30, 2012 from 35.1% for the same period in the prior year. The increase in domestic wholesale margins was attributable to sales of more full price product and reduced close-outs as compared to the same period in the prior year.

Gross profit for our international wholesale segment decreased $6.9 million, or 12.9%, to $47.1 million for the three months ended September 30, 2012 compared to $54.0 million for the three months ended September 30, 2011. Gross margins were 38.3% for the three months ended September 30, 2012 compared to 40.4% for the three months ended September 30, 2011. The decrease in gross margins for the international wholesale segment was primarily attributable to decreased sales in our European subsidiaries, which achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 44.9% for the three months ended September 30, 2012 as compared to 45.3% for the three months ended September 30, 2011. Gross margins for our distributor sales were 23.6% for the three months ended September 30, 2012 as compared to 26.2% for the three months ended September 30, 2011.

Gross profit for our retail segment increased $11.5 million, or 18.6%, to $73.6 million for the three months ended September 30, 2012 as compared to $62.1 million for the three months ended September 30, 2011. Gross margins for all stores were 58.0% for the three months ended September 30, 2012 as compared to 55.7% for the three months ended September 30, 2011. Gross margins for our domestic stores were 58.3% for the three months ended September 30, 2012 as compared to 55.6% for the three months ended September 30, 2011. The increase in gross margins was primarily due to reduced sales of discounted toning products combined with increased sales of our newer products as compared to the prior year period. Gross margins for our international stores were 56.4% for the three months ended September 30, 2012 as compared to 56.6% for the three months ended September 30, 2011. The decrease in international retail margins was primarily due to the difficult retail environment in Europe and unfavorable currency translations.

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

Selling expenses

Selling expenses decreased by $3.5 million, or 9.4%, to $34.4 million for the three months ended September 30, 2012 from $37.9 million for the three months ended September 30, 2011. As a percentage of net sales, selling expenses were 8.0% and 9.2% for the three months ended September 30, 2012 and 2011, respectively. The decrease in selling expenses was primarily attributable to lower advertising expenses of $4.4 million, which was partially offset by higher trade show and other costs for the three months ended September 30, 2012.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses decreased by $1.6 million, or 1.1%, to $134.9 million for the three months ended September 30, 2012 from $136.5 million for the three months ended September 30, 2011. As a percentage of sales, general and administrative expenses were 31.4% and 33.1% for the three months ended September 30, 2012 and 2011, respectively. The $1.6 million decrease in general and administrative expenses was primarily attributable to reduced temporary staffing costs of $2.4 million and lower rent costs of $1.5 million, which was offset by $2.6 million of additional depreciation expense due to operating an additional 27 retail stores and our distribution center and distribution center equipment. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $31.9 million and $30.9 million for the three months ended September 30, 2012 and 2011, respectively.

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

Interest income

Interest income was $0.1 million for the three months ended September 30, 2012 compared to $0.2 million for the same period in 2011. The decrease in interest income resulted from lower interest rates for the three months ended September 30, 2012 as compared to the same period in 2011.

Interest expense

Interest expense was $3.5 million for the three months ended September 30, 2012 compared to $1.2 million for the same period in 2011. The increase was primarily due to increased interest paid on loans for our distribution center and related equipment. Interest expense was incurred on our loans for our domestic distribution center and equipment and amounts owed to our foreign manufacturers.

Income taxes

Our effective tax rate was 24.3% and (390.7)% for the three months ended September 30, 2012 and 2011, respectively. Income tax expense for the three months ended September 30, 2012 was $3.7 million compared to income tax benefit of $6.7 million for the same period in 2011. The increase in the effective tax rate was primarily due to a change in the relative mix of domestic and international taxable income and loss as well as our use of actual results, instead of projected full-year results, to calculate the effective tax rate during the quarter ended September 30, 2012.

Estimating a reliable annual effective tax rate for our company for the year has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax expense has been calculated utilizing our actual effective tax rate for the three-month period ended September 30, 2012.

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for the three months ended September 30, 2012 increased $0.5 million to $0.6 million as compared to $0.1 million for the same period in 2011. Non-controlling interest represents the share of net earnings (loss) that is attributable to our joint venture partners.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Net sales

Net sales for the nine months ended September 30, 2012 were $1.165 billion, a decrease of $158.1 million, or 11.9%, as compared to net sales of $1.322 billion for the nine months ended September 30, 2011. The decrease in net sales was primarily attributable to lower sales during the first half of the year in our domestic and international wholesale segments, which was partially offset by increased domestic and international retail sales.

Our domestic wholesale net sales decreased $105.4 million, or 17.8%, to $485.9 million for the nine months ended September 30, 2012 from $591.3 million for the nine months ended September 30, 2011. The largest decreases in our domestic wholesale segment were in our women’s and men’s toning divisions compared to last year when we were clearing our toning inventory at discounted prices as well as from reduced sales of our non-Skechers branded fashion products. In addition, we experienced reductions in sales in our kids’ and men’s divisions from the prior period due to reduced demand for our Twinkle Toes and men’s USA divisions. These decreases were partially offset by increases in our Women’s Sport, men’s and women’s GO and BOB’s divisions. The average selling price per pair within the domestic wholesale segment increased to $21.10 per pair for the nine months ended September 30, 2012 from $20.16 per pair for the same period last year due to reduced close-outs as compared to the same period in the prior year. The decrease in the domestic wholesale segment’s net sales came on a 21.5% unit sales volume decrease to 23.0 million pairs for the nine months ended September 30, 2012 from 29.3 million pairs for the same period in 2011.

Our international wholesale segment sales decreased $79.1 million, or 19.4%, to $329.1 million for the nine months ended September 30, 2012 compared to sales of $408.2 million for the nine months ended September 30, 2011. Direct subsidiary sales decreased $67.6 million, or 22.6%, to $231.3 million for the nine months ended September 30, 2012 compared to net sales of $298.9 million for the nine months ended September 30, 2011. The largest sales decreases during the period came from our subsidiaries in Brazil, Germany, Italy, and the United Kingdom due to reduced demand for our toning products, the challenging economic environment in Europe, and the reorganization of our business in Brazil with new management and a re-launch of our products in Brazil. Our distributor sales decreased $11.5 million to $97.8 million for the nine months ended September 30, 2012, a 10.5% decrease from sales of $109.3 million for the nine months ended September 30, 2011. This was primarily attributable to the transition of our distributor-operated business in Japan to a wholly-owned subsidiary and decreased sales to our distributor in Russia due to a difficult economic environment.

Our retail segment sales increased $26.5 million to $334.3 million for the nine months ended September 30, 2012, a 8.6% increase over sales of $307.8 million for the nine months ended September 30, 2011. The increase in retail sales was primarily attributable to a net increase of 27 stores, or 8.5%, in comparing the number of stores open on September 30, 2012 to September 30, 2011, which was partially offset by reduced international comparable store sales and flat domestic comparable sales. During the nine months ended September 30, 2012, we opened four new domestic concept stores, seven domestic outlet stores, eight domestic warehouse stores, and we closed four underperforming domestic concept stores and two underperforming international concept stores. In addition, we also took over the operations of one concept store and two outlet stores from our distributor in Japan. Our domestic retail sales increased 8.9% for the nine months ended September 30, 2012 compared to the same period in 2011 as the result of a net increase of 23 domestic stores. Our international retail sales increased 7.0% for the nine months ended September 30, 2012 compared to the same period in 2011, which was primarily attributable to increases in the United Kingdom and Chile and a net increase of four international stores that were offset by negative comparable store sales and unfavorable currency translation adjustments.

Our e-commerce sales were $15.4 million for the nine months ended September 30, 2012 and 2011. Our e-commerce sales made up approximately 1% of our consolidated net sales for each of the nine-month periods ended September 30, 2012 and 2011.

Gross profit

Gross profit for the nine months ended September 30, 2012 increased $3.7 million to $514.8 million as compared to $511.1 million for the nine months ended September 30, 2011. Gross profit as a percentage of net sales, or gross margin, increased to 44.2% for the nine months ended September 30, 2012 from 38.6% for the same period in the prior year. Our domestic wholesale segment gross profit increased $24.8 million, or 15.4%, to $185.6 million for the nine months ended September 30, 2012 compared to $160.8 million for the nine months ended September 30, 2011. Domestic wholesale margins increased to 38.2% in the nine months ended September 30, 2012 from 27.2% for the same period in the prior year. The increase in domestic wholesale margins was primarily attributable to sales of more full price product due to our clearing of toning inventory during the prior year period.

Gross profit for our international wholesale segment decreased $38.6 million, or 23.2%, to $128.1 million for the nine months ended September 30, 2012 compared to $166.7 million for the nine months ended September 30, 2011. Gross margins were 38.9% for the nine months ended September 30, 2012 compared to 40.8% for the nine months ended September 30, 2011. The decrease in gross margins for the international wholesale segment was primarily attributable to a decrease in our European subsidiaries sales. Gross margins for our direct subsidiary sales were 44.6% for the nine months ended September 30, 2012 as compared to 46.4% for the nine months ended September 30, 2011, which were primarily the result of unfavorable currency translation adjustments. Gross margins for our distributor sales were 25.4% for the nine months ended September 30, 2012 as compared to 25.7% for the nine months ended September 30, 2011.

Gross profit for our retail segment increased $18.3 million, or 10.4%, to $194.2 million for the nine months ended September 30, 2012 as compared to $175.9 million for the nine months ended September 30, 2011. Gross margins for all stores were 58.1% for the nine months ended September 30, 2012 as compared to 57.2% for the nine months ended September 30, 2011. Gross margins for our domestic stores were 58.7% for the nine months ended September 30, 2012 as compared to 57.4% for the nine months ended September 30, 2011. The increase in gross margins was primarily due to reduced sales of discounted toning products combined with increased sales of our newer products as compared to the prior year period. Gross margins for our international stores were 54.7% for the nine months ended September 30, 2012 as compared to 55.5% for the nine months ended September 30, 2011. The decrease in international retail margins was primarily due to the difficult retail environment in Europe and unfavorable currency translations.

Selling expenses

Selling expenses decreased by $24.8 million, or 19.3%, to $103.8 million for the nine months ended September 30, 2012 from $128.6 million for the nine months ended September 30, 2011. As a percentage of net sales, selling expenses were 8.9% and 9.7% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in selling expenses was primarily attributable to lower advertising expenses of $25.3 million for the nine months ended September 30, 2012.

General and administrative expenses

General and administrative expenses decreased by $16.5 million, or 4.0%, to $401.2 million for the nine months ended September 30, 2012 from $417.7 million for the nine months ended September 30, 2011. As a percentage of sales, general and administrative expenses were 34.5% and 31.6% for the nine months ended September 30, 2012 and 2011, respectively. The $16.5 million decrease in general and administrative expenses was primarily attributable to reduced warehouse and distribution costs at our distribution center, which included reduced temporary staffing costs of $11.2 million, and lower professional fees of $8.1 million, which was offset by $8.2 million of additional depreciation expense due to operating an additional 27 retail stores and our distribution center and distribution center equipment. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $91.2 million and $97.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Interest income

Interest income was $0.5 million for the nine months ended September 30, 2012 compared to $1.6 million for the same period in 2011. The decrease in interest income resulted from lower interest rates for the nine months ended September 30, 2012 as compared to the same period in 2011.

Interest expense

Interest expense was $9.8 million for the nine months ended September 30, 2012 compared to $5.5 million for the same period in 2011. The increase was primarily due to increased interest paid on loans for our distribution center and related equipment. Interest expense was incurred on our loans for our domestic distribution center and equipment and amounts owed to our foreign manufacturers.

Income taxes

Our effective tax rate was (78.3)% and 73.1% for the nine months ended September 30, 2012 and 2011, respectively. Income tax benefit for the nine months ended September 30, 2012 was $3.0 million compared to $26.0 million for the same period in 2011. The reduction in income tax benefit was primarily due to lower net operating losses during the nine months ended September 30, 2012 as compared to the same period in 2011.

Estimating a reliable annual effective tax rate for our company for the year has become increasingly difficult due to the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Such forecasts may vary significantly from quarter to quarter and even small changes in forecasts or actual results for either our domestic or international operations can result in significant changes in our estimated annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, we believe that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with ASC 740-270. Our income tax benefit has been calculated utilizing our actual effective tax rate for the nine-month period ended September 30, 2012.

Non-controlling interest in net income of consolidated subsidiaries

Non-controlling interest for the nine months ended September 30, 2012 increased $1.0 million to $1.3 million as compared to $0.3 million for the same period in 2011. Non-controlling interest represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2012 was $601.8 million, an increase of $22.9 million from working capital of $578.9 million at December 31, 2011. Our cash at September 30, 2012 was $307.9 million compared to $351.1 million at December 31, 2011. The decrease in cash and cash equivalents of $43.2 million was primarily the result of increased receivables of $66.3 million and increased inventories of $74.4 million, which was partially offset by net tax refunds received of $50.8 million.

For the nine months ended September 30, 2012, net cash used by operating activities was $20.7 million as compared to cash provided by operating activities of $71.8 million for the nine months ended September 30, 2011. The decrease in net cash provided by operating activities in the nine months ended September 30, 2012 as compared to the same period in the prior year was primarily the result of increased inventories and receivables, which was partially offset by net tax refunds.

Net cash used in investing activities was $28.2 million for the nine months ended September 30, 2012 as compared to $114.3 million for the nine months ended September 30, 2011. The decrease in net cash used in investing activities for the nine months ended September 30, 2012 as compared to the same period in the prior year was the result of lower capital expenditures. Capital expenditures for the nine months ended September 30, 2012 were $28.2 million which consisted of $11.2 million for new store openings and remodels of existing stores with the remainder primarily spent on development costs for our new distribution center and warehouse equipment. We expect our ongoing capital expenditures for the remainder of 2012 to be approximately $2 million to $5 million, which includes the costs of opening an additional five to seven retail stores and existing store remodels. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Net cash provided by financing activities was $5.2 million during the nine months ended September 30, 2012 compared to $58.8 million during the nine months ended September 30, 2011. The decrease in cash provided by financing activities in the nine months ended September 30, 2012 as compared to the same period in the prior year was primarily due to a smaller increase in borrowings and proceeds from long term debt as compared to the prior year period.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of September 30, 2012, the total outstanding amount on these Notes was $60.5 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and between HF Logistics-SKX, LLC and Bank of America, N.A. as administrative agent and as lender (“Bank of America” or the “Administrative Agent”) and Raymond James Bank, FSB. The proceeds from the Loan Agreement have been used to construct our domestic distribution facility in Rancho Belago, California. Borrowings made pursuant to the Loan Agreement may be made up to a maximum limit of $55.0 million. The underlying loan initially matured on April 30, 2012, but the term was extended for six months to October 30, 2012. During the third quarter the Loan Agreement was extended to November 29, 2012. We expect to refinance the underlying loan before November 29, 2012. The Company was in compliance with all debt covenant provisions related to the Loan Agreement as of the date of this quarterly report. Borrowings bear interest based on LIBOR. We had $54.9 million outstanding under this facility, which is included in short-term borrowings on September 30, 2012. We have paid commitment fees of $737,500 on the underlying loan, which are being amortized over the life of the Loan Agreement.

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

We had outstanding short-term and long-term borrowings of $138.2 million as of September 30, 2012, of which $60.5 million relates to notes payable for warehouse equipment for our distribution center that are secured by the equipment, $56.7 million relates to our construction loans for our distribution center, and $18.1 million relates to a note for development costs paid by and due to HF for our distribution center, and the remaining balance relates to our joint venture in China.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through September 30, 2013 and for the foreseeable future. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2012.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2011 and the first nine months of 2012, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at September 30, 2012. We had $57.7 million of outstanding short-term borrowings subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.

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

Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam and Japan. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $2.2 million and a loss of $6.6 million for the nine months ended September 30, 2012 and 2011, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2012 would have reduced the values of our net investments by approximately $7.4 million.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Skechers and its consolidated subsidiaries is made known to the officers who certify our financial reports as well as other members of senior management and the Board of Directors to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in timely alerting them as of such time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we disclosed in previous periodic SEC filings, the FTC and Attorneys General for 44 states and the District of Columbia (“SAGs”) had been reviewing the claims and advertising for Shape-ups and our other toning shoe products. We also disclosed that we have been named as a defendant in multiple consumer class actions challenging our claims and advertising for our toning shoe products, including Shape-ups, actions which are described below. As we disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and in our subsequent quarterly reports on Form 10-Q, we recorded a charge of $50 million during the fourth quarter ended December 31, 2011 to reserve for costs and potential other exposures relating to the existing litigation and regulatory matters.

On May 16, 2012, we announced that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed—we made payments in the aggregate amount of $45 million and expect to pay up to $5 million in class action attorneys’ fees to settle the domestic advertising class lawsuits and related claims brought by the FTC and the SAGs. The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012. Consent judgments in the 45 SAG actions have been approved and entered by courts in those jurisdictions. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement and scheduled a hearing date for final approval on March 19, 2013.

The toning footwear category, including our Shape-ups products, has also been the subject of some media attention arising from a number of consumer complaints and lawsuits alleging injury while wearing Shape-ups. We believe our products are safe and are defending ourselves from these media stories and injury lawsuits. It is too early to predict the outcome of any case or inquiry, whether there will be future personal injury cases filed, whether adverse results in any single case or in the aggregate would have a material adverse impact on our results of operations or financial position, and whether insurance coverage will be adequate to cover any losses.

Tamara Grabowski v. Skechers U.S.A., Inc.—On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumers Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On January 13, 2012, the plaintiff filed a motion to lift the stay, which we opposed. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 16, 2012, the plaintiff in Grabowski, her counsel, and counsel for the plaintiff in Morga filed a motion for preliminary approval of the class action settlement reached as part of the global settlement of advertising-related claims described above. The Court held hearings on the motion for preliminary approval of the class action settlement on July 24, August 3, and August 10, 2012. On August 13, 2012, the Court granted preliminary approval and scheduled a hearing date for final approval on March 19, 2013. If the Court grants final approval of the class action settlement, and the Court’s decision is affirmed in the event of an appeal, the settlement will resolve all domestic civil claims concerning our advertising of our toning shoes that were or could have been brought by the class of consumers, as defined in the settlement agreement, including the class claims asserted in the Stalker, Morga, Tomlinson, Lovston, Hochberg, Loss, Boatright and Scovil actions described below. While we expect the Court to grant final approval of the class action settlement, there are multiple class actions in several jurisdictions and we cannot predict the final outcome of the approval motions. If the motion to grant final approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the remaining advertising class actions or a reasonable range of potential losses or whether the outcome of the remaining advertising class actions would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Sonia Stalker v. Skechers U.S.A., Inc.—On July 2, 2010, Sonia Stalker filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, we removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 JAK (JEM). On August 23, 2010, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On August 27, 2010, the plaintiff moved to certify the class, which motion we opposed. On January 21, 2011, the Court stayed the action for the separate reasons that the Grabowski action was filed first and takes priority under the first-to-file doctrine and that the outcomes in pending appeals in two unrelated actions will significantly affect the outcome of plaintiff’s motion for class certification and the resolution of this action. On May 21, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On June 7, 2012, the plaintiff and her counsel filed an opposition to the motion for preliminary approval of the Grabowski/Morga class actions settlement. The Court held hearings on the motion for preliminary approval of the class action settlement on July 24, August 3, and August 10, 2012. On August 13, 2012, the Court granted preliminary approval and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above and below), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Stalker. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Stalker action or a reasonable range of potential losses or whether the outcome of the Stalker action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Venus Morga v. Skechers U.S.A., Inc.—On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On January 13, 2012, the plaintiff filed a motion to lift the stay, which we opposed. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 16, 2012, the plaintiff in Grabowski, her counsel, and counsel for the plaintiff in Morga filed a motion for preliminary approval of the class action settlement reached as part of the global settlement of advertising-related claims described above. The Court held a hearing on the motion for preliminary approval of the class action settlement on July 24, August 3, and August 10, 2012. On August 13, 2012, the Court granted preliminary approval and scheduled a hearing date for final approval on March 19, 2013. If the Court grants final approval of the class action settlement, and the Court’s decision is affirmed in the event of an appeal, the settlement will resolve all domestic civil claims concerning our advertising of our toning shoes that were or could have been brought by the class of consumers, as defined in the settlement agreement, including the class claims asserted in the Grabowski, Stalker, Tomlinson, Lovston, Hochberg, Loss, Boatright and Scovil actions described above and below. While we expect the Court to grant final approval of the class action settlement, there are multiple class actions in several jurisdictions and we cannot predict the outcome of the approval motions. If the motion to grant final approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the remaining advertising class actions or a reasonable range of potential losses or whether the outcome of the remaining advertising class actions would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Patty Tomlinson v. Skechers U.S.A., Inc.—On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, and it is now pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 16, 2011, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the then-prior pending Grabowski action. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the Court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but stayed the remand pending completion of appellate review. On September 2, 2011, we filed a petition in the United States Supreme Court seeking a writ of certiorari relating to the propriety of remand, and on November 7, 2011, the Supreme Court denied our petition. The case subsequently was remanded to the Circuit Court of Washington County, Arkansas. On October 16, 2012, by stipulation of the parties, the state court issued an order staying the case. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Tomlinson. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction enjoining the continued prosecution of this action. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Tomlinson action or a reasonable range of potential losses or whether the outcome of the Tomlinson action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Terena Lovston v. Skechers U.S.A., Inc.—On May 13, 2011, Terena Lovston filed a lawsuit against our company in Circuit Court in Lonoke County, Arkansas, Case No. CV-11-321. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for our toning footwear products violates Arkansas’ Deceptive Trade Practices Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class and compensatory damages. On June 3, 2011, we removed the case to the United States District Court for the Eastern District of Arkansas. On June 6, 2011, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the then-prior pending Grabowski action. On July 19, 2011, the Court indicated its intent to remand the case to Arkansas state court but stayed remand pending further briefing by the parties. On August 5, 2011, the Court issued an order staying the case pending completion of the appellate process in the Tomlinson action. On November 7, 2011, the United States Supreme Court denied our petition for a writ of certiorari in the Tomlinson action. On July 12, 2012, the district court ordered the Lovston case remanded to Arkansas state court, and on or about July 26, 2012, the plaintiff filed a renewed motion for certification of a class of Arkansas residents who purchased our toning footwear products. On August 10, 2012, the Circuit Court of Lonoke County, Arkansas, issued an order staying the Lovston case. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Lovston. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Lovston action or a reasonable range of potential losses or whether the outcome of the Lovston action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Wendie Hochberg and Brenda Baum v. Skechers U.S.A., Inc.—On November 23, 2011, Wendie Hochberg and Brenda Baum filed a lawsuit against our company in the United States District Court for the Eastern District of New York, Case No. CV11-5751. The complaint alleges, on their behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates the New York Consumer Protection Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class, damages, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. On July 5, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Hochberg. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Hochberg action or a reasonable range of potential losses or whether the outcome of the Hochberg action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Shannon Loss, Kayla Hedges and Donald Horner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group—On February 12, 2012, Shannon Loss, Kayla Hedges and Donald Horner filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-78-H. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 9, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On April 10, 2012, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On May 1, 2012, the Court issued an order staying the action until the next status conference, which was held on July 3, 2012. At the July 3 status conference, the Court granted plaintiffs’ motion to consolidate the Loss and Boatright actions, and accordingly denied our motion to dismiss or transfer the Loss action as moot. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Loss. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Loss action or a reasonable range of potential losses or whether the outcome of the Loss action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group—On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 6, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On March 12, 2012, we filed a motion to dismiss the action or transfer it to the United States District Court for the Southern District of California, in view of the prior pending Grabowski action. On May 1, 2012, the Court issued an order staying the action until the next conference, which was held on July 3, 2012. At the July 3 status conference, the Court granted plaintiffs’ motion to consolidate the Loss and Boatright actions, and accordingly denied our motion to dismiss or transfer the Boatright action as moot. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Boatright. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Boatright action or a reasonable range of potential losses or whether the outcome of the Boatright action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc.—On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal. Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased Skechers Shape-ups footwear. Petitioner’s motion alleges that we have marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the Court’s authorization to institute a class action seeking damages (including damages for bodily injury), punitive damages, and injunctive relief. Petitioner’s motion was formally presented to the Court on June 29, 2012. A presiding judge has not yet been assigned to the case. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

Brenda Davies v. Skechers U.S,A, Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc.—On September 5, 2012, Brenda Davies filed a Statement of Claim in the Court of Queen’s Bench in Edmonton, Alberta, on behalf of all residents of Canada who purchased Skechers Shape-ups footwear. The Statement of Claim alleges that Skechers marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The Statement seeks damages (including damages for bodily injury), restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

George Niras v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc.—On September 21, 2012, George Niras filed a Statement of Claim in the Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Resistance Runner, Shape-ups Toners/Trainers, or Tone-ups. The Statement of Claim alleges that Skechers marketed these toning shoes through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The Statement seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

Frank Dedato Demand Letter—On October 5, 2012, Skechers received a letter from the Siskinds Law Firm in Toronto, Ontario, stating that it has been retained by Frank Dedato relating to his purchase of Skechers’ toning shoes. The letter purports to give notice on behalf of all persons and entities in Canada who purchased Shape-ups, Tone-ups, Resistance Runner, and Shape-ups Toners that Skechers has allegedly made misleading statements about the products’ ability to provide health benefits to the users. The letter requests that Skechers provide compensation to all class members and admit that its representations relating to its toning shoes are false. Skechers has not yet responded to the letter. While it is too early to predict the outcome of any litigation or a reasonable range of potential losses should a claim be filed and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

Michele Scovil v. Skechers U.S.A., Inc.—On April 25, 2012, Michele Scovil filed a lawsuit against our company in the District Court for Clark County, Nevada, Case No. A-12660756-C. Plaintiff alleges that she suffered physical injuries that she attributes to the allegedly defective design of Shape-ups, and plaintiff asserts, in her individual capacity, claims for negligence, products liability, strict liability, and breach of warranty. In addition, plaintiff also purports to bring a class action on behalf of all persons in Nevada who purchased Shape-ups shoes at retail, and seeks class certification on her claims for alleged violations of the Nevada Unfair and Deceptive Trade Practices Act. Plaintiff’s complaint seeks damages, restitution, punitive damages, and attorneys’ fees and costs. On July 12, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Scovil. While it is too early to predict the outcome of the remaining claims asserted in this litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on its results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Scovil action or a reasonable range of potential losses or whether the outcome of the Scovil action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Ralph Maynard v. Skechers USA, Inc.—On February 17, 2012, Ralph Maynard, a former employee in our corporate credit department, filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. BC479260, alleging disability discrimination and wrongful discharge in connection with termination of his employment. The complaint seeks general, special and punitive damages, attorneys’ fees, costs and penalties. A settlement has been reached and the settlement did not have a material adverse impact on our operations or financial position or result in a material loss in excess of a recorded accrual.

Ecko Litigation—On May 25, 2012, Skechers U.S.A., Inc. filed an action for breach of contract and account stated against Ecko Direct LLC (“Ecko”) in the Superior Court of the State of California for the County of Los Angeles, Case No. BC485488, arising out of Ecko’s failure to pay for footwear sold and delivered to Ecko in the fall of 2011. We seek damages of $2,635,000 plus interest, attorneys’ fees and costs. Ecko, now known as MEE Direct LLC (“MEE Direct”), removed the action to the United States District Court for the Central District of California, Case No. 12-cv-5788 ODW (MANx). After MEE Direct’s motion to dismiss was denied, MEE Direct filed an Answer denying the material allegations of the Complaint and filed Counterclaims against Skechers and its affiliates arising out of its claim that it was overcharged by Skechers based on the discount to which MEE Direct claims it was entitled under a license agreement between its affiliates and our affiliates (the “License Agreement”). MEE Direct’s counterclaims include claims for breach of the License Agreement, unjust enrichment, an accounting, intentional misrepresentation, negligent misrepresentation and concealment, and seek unspecified compensatory and punitive damages, interest, and costs. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we will prevail on our claims against MEE Direct and that we have good and meritorious defenses to MEE Direct’s counterclaims, vehemently deny the allegations, and intend to defend the counterclaims vigorously.

On July 27, 2012, IP Holdings Unltd LLC, as assignee of Ecko.Complex, LLC d/b/a Ecko Unltd (“IP Holdings”), filed an action against our affiliates in the Superior Court of New Jersey, Bergen County, Chancery Division, Case No. C-230-12, arising out of its claim that our affiliates breached the License Agreement referenced above by allegedly failing to pay certain royalties, failing to permit IP Holdings to conduct an audit, failing to design or manufacture new products, and failing to market, promote, distribute and sell the licensed products. IP Holdings seeks a declaratory judgment that it is entitled to terminate the License Agreement, and unspecified compensatory and punitive damages, interest, attorney’s fees, and costs on its claims for breach of contract, breach of the implied covenant of good faith and fair dealing, an equitable accounting, and conversion. We have filed a motion to transfer the case to the Law Division and dismiss certain of the claims. The motion is under consideration by the Court. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses and counterclaims, vehemently deny the allegations, and intend to defend the case vigorously.

Esteban Chavez v. Skechers U.S.A., Inc.—On September 18, 2012, Esteban Chavez filed a class action lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. BC492357, alleging violations of the California Labor Code including unpaid overtime, unpaid minimum wages, non-compliant wage statements, and wages not timely paid upon termination. The complaint seeks actual, consequential and incidental losses and damages; general and special damages; civil, statutory and waiting time penalties; restitution of unpaid wages; injunctive relief; attorneys’ fees and costs; pre-judgment interest on unpaid compensation; and appointment of a receiver. On September 25, 2012, the Court issued an order staying the action until an initial status conference to be held on December 19, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Personal Injury Lawsuits Involving Shape-ups—As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. Since then, we have been named in an additional 144 currently pending cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first case and adding claims for breach of express and implied warranties, loss of consortium, and fraud. In each of the following cases, except as noted below, the plaintiffs seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

Case Name	Original Case Number	Court

*Holly and Timothy Ward v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group (No exemplary or punitive damages sought)	1:11-cv-00080-MRB	United States District Court, Southern District of Ohio

*Allison Drury v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00201-CRS	United States District Court, Western District of Kentucky, Louisville Division

*Melissa and Richard Kearnely v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	6:11-cv-00139-GFVT	United States District Court, Eastern District of Kentucky, London Division

*Lynn P. Orsine and Raymond J. Orsine v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01654-DCN	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

*Theresa Croak and Neill Croak v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-01458-TFH	United States District Court, District of Columbia

*Helen Simpson v. Sketchers [sic.] U.S.A., Inc. (No exemplary or punitive damages sought)	136479-C	26th Judicial District Court, Bossier Parish, Louisiana

*Jessica Wilson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	5:11-cv-02008-DDD	United States District Court, Northern District of Ohio, Akron

*Susan Reno-Gilliland and Frederick Gilliland IV v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-00241-HLM	United States District Court, Northern District of Georgia, Rome Division

*Mai L. Moore v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-02849-CGC	United States District Court, Western District of Tennessee, Western Division

*Linda Nell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-02050-BYP	United States District Court, Northern District of Ohio, Eastern Division, Youngstown

*Denise Hagvall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02805-CCB	United States District Court, District of Maryland (Baltimore)

*Karen McClain v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02807-CCB	United States District Court, District of Maryland (Baltimore)

*Lisa Fuller and Terry Fuller v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-00084-BRW	United States District Court, Eastern District of Arkansas, Northern Division

Mark Stanley and Rebecca Stanley v. Skechers U.S.A., Inc. and Foot Locker, Inc.	11-CI-00494	Circuit Court in Graves County, Kentucky

*Corin Hall and Robert Hall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-00921-SA	United States District Court, District of Utah

*Gale Leiter v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00351-TMR	United States District Court, Southern District of Ohio, Western Division, Dayton

*Lisa Delzoppo-Patel v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:11-cv-02129	United States District Court, Northern District of Ohio, Eastern Division, Cleveland

*Karita Pierson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:11-cv-00352-WHR	United States District Court, Southern District of Ohio, Western Division, Dayton

*Peggy Stults v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-1036-BCW	United States District Court, District of Utah, Central Division

*Lisa Peniston v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	4:11-cv-889-A	United States District Court, Northern District of Texas

Kathy Bartek, et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC476903	Superior Court for the State of California, Los Angeles

*Evelyn Rice v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-181-PAG	United States District Court, Northern District of Ohio, Eastern Division

*Jewel Trsek v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-183-LW	United States District Court, Northern District of Ohio, Eastern Division

*Tammy Santarosa v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-182-JZ	United States District Court for the Northern District of Ohio, Northern Division

*Sharon Schinder v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:11-cv-00408-WOB	United States District Court, Eastern District of Kentucky

Virginia Phillips v. Skechers U.S.A., Inc. and The Sports Authority Inc.	37-2012-00092016	Superior Court for the State of California, San Diego

*Richard Raskopf and Cynthia Raskopf v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00070-JVB	United States District Court, Northern District of Indiana

*Roxann Romano and Paul Romano v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:12-cv-00370-DRH	United States District Court, Eastern District of New York

Gina Williams-Lowe v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	8:12-cv-603-DKC	United States District Court, District of Maryland

*Leo Morin v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-301-LMB	United States District Court, Eastern District of Virginia

Donette Hall v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	2:12-cv-653-EW	United States District Court, Southern District of Texas

Orietta Jeanene Thomas v. Skechers U.S.A., Inc. (No exemplary or punitive damages sought.)	LC096517	Superior Court for the State of California, Los Angeles

*Sandra Hank v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-217-SSB	United States District Court, Southern District of Ohio

Beth Freshwater and Douglas P. Moore v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC481315	Superior Court for the State of California, Los Angeles

Cathy Bollinger et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC481316	Superior Court for the State of California, Los Angeles

*Marty Modlin v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00326-C	United States District Court, Middle District Tennessee

*Monita Worthington v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-184-S	United States District Court, Western District of Kentucky

Michele Scovil v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	A-12-660756-C	District Court for Clark County, Nevada

*Jimmy Bennett and Linda Bennett v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-59-JHM	United States District Court, Western District of Kentucky

Helen Kent v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00499	United States District Court, Middle District Tennessee

*Sishma Barner and Antonio Barner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00289-JGH	United States District Court, Western District of Kentucky

Sandra McDonald and William McDonald v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC485643	Superior Court for the State of California, Los Angeles

*Anthony Ortega v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00299-TBR	United States District Court, Western District of Kentucky

Irene Vogt and John Vogt v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00293-TBR	United States District Court, Western District of Kentucky

Cathy Francis and Mark Francis v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00308-TBR	United States District Court, Western District of Kentucky

*Debra Ambush and Alan Ambush v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00309-TBR	United States District Court, Western District of Kentucky

Jacqueline Smith v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00310-TBR	United States District Court, Western District of Kentucky

*Janet Motsiff v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00311-TBR	United States District Court, Western District of Kentucky

Deanne D’Amato and Gary D’Amato v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00314-TBR	United States District Court, Western District of Kentucky

Deborah Owens and William Owens v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-315-TBR	United States District Court, Western District of Kentucky

Jennifer Williams and Charles Williams v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00316-TBR	United States District Court, Western District of Kentucky

Gary Tinsley and Martha Tinsley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00318-TBR	United States District Court, Western District of Kentucky

Felisha Bagsby v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00325-TBR	United States District Court, Western District of Kentucky

Rosemary Alex v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00335-TBR	United States District Court, Western District of Kentucky

*Julie Lane v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00342-TBR	United States District Court, Western District of Kentucky

Barbara McGrath v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00346-TBR	United States District Court, Western District of Kentucky

Susan Owens v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00355-TBR	United States District Court, Western District of Kentucky

*Cindy Strom v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-356-TBR	United States District Court, Western District of Kentucky

*Phyllis Harrison v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-357-TBR	United States District Court, Western District of Kentucky

Emily Zack et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC487709	Superior Court for the State of California, Los Angeles

*Howard Russell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00371-TBR	United States District Court, Western District of Kentucky

Diana Willbanks v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00382-TBR	United States District Court, Western District of Kentucky

Diane Lopez v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	1:12-cv-113-TBR	United States District Court, Western District of Kentucky

Wendy Gilyard v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-398-TBR	United States District Court, Western District of Kentucky

Irasema Vargas v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00525-TBR	United States District Court, Western District of Kentucky

Rita Chorzelewski v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00418-TBR	United States District Court, Western District of Kentucky

Victor Bolo et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC 488392	Superior Court for the State of California, Los Angeles

Geraldine Berry and Odell Berry v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-423-TBR	United States District Court, Western District of Kentucky

Barbara Walker and Thomas Walker v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12CV-530-TBR	United States District Court, Western District of Kentucky

Linda Hess v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00439-TBR	United States District Court, Western District of Kentucky

*Tanika Anderson v. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00444-TBR	United States District Court, Western District of Kentucky

Julie Arredondo et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	YC067568	Superior Court for the State of California, Los Angeles

Jose Fernandez et al. v. Skechers U.S.A., Inc.	BC489642	Superior Court for the State of California, Los Angeles

Michael Lee v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00475-TBR	United States District Court, Western District of Kentucky

Donna Bednarkiewicz v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00478-TBR	United States District Court, Western District of Kentucky

Sheila Jacobs v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00479-TBR	United States District Court, Western District of Kentucky

Deanna McClellan v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00484-TBR	United States District Court, Western District of Kentucky

Joyce Jeffrey v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00501-TBR	United States District Court, Western District of Kentucky

Sean Dunleavy v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00508-TBR	United States District Court, Western District of Kentucky

Lora L. Cox v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00509-TBR	United States District Court, Western District of Kentucky

Ofelia Martinez et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00524-TBR	United States District Court, Western District of Kentucky

Rosemary Proffitt v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00536-TBR	United States District Court, Western District of Kentucky

Carolyn Glover v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00537-TBR	United States District Court, Western District of Kentucky

Anita Thompson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00538-TBR	United States District Court, Western District of Kentucky

Bonnie Wackerman v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00539-TBR	United States District Court, Western District of Kentucky

Verna Woolsey v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00540-TBR	United States District Court, Western District of Kentucky

Judith Ames v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00542-TBR	United States District Court, Western District of Kentucky

Crissy Alvarado v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00544-TBR	United States District Court, Western District of Kentucky

Frank Wexler v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00545-TBR	United States District Court, Western District of Kentucky

Angelita Campos v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00546-TBR	United States District Court, Western District of Kentucky

Edith Stripling v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00547-TBR	United States District Court, Western District of Kentucky

Judith Marthallar v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00559-TBR	United States District Court, Western District of Kentucky

Rosa English v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00553-TBR	United States District Court, Western District of Kentucky

Patricia Thompson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00554-TBR	United States District Court, Western District of Kentucky

Pamela and Randy Crabtree et al v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00557-TBR	United States District Court, Western District of Kentucky

Johnnie Anderson et. al. v. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC 491960	Superior Court for the State of California, Los Angeles

Barbara Coleman v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00597-TBR	United States District Court, Western District of Kentucky

Merrit Fullner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00598-TBR	United States District Court, Western District of Kentucky

Marcel Kaye Langley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00599-TBR	United States District Court, Western District of Kentucky

Tamara Meguerditchian v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00600-TBR	United States District Court, Western District of Kentucky

Wendy Demora v. Bob’s Stores Corp. and Skechers U.S.A., Inc.	NNH-CV-12- 6033158-S	New Haven County Superior Court, Connecticut

Cynthia Perkins et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC492492	Superior Court for the State of California, Los Angeles

Jackie Ross et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	YC067843	Superior Court for the State of California, Los Angeles

Parker B. Thornton v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00608-TBR	United States District Court, Western District of Kentucky

Pierre T. Donaby v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00609-TBR	United States District Court, Western District of Kentucky

Daphanie Shirley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00611-TBR	United States District Court, Western District of Kentucky

Gina Tyk v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00612-TBR	United States District Court, Western District of Kentucky

Mary Roberts v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00614-TBR	United States District Court, Western District of Kentucky

Sandra Winder-Morgan v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00617-TBR	United States District Court, Western District of Kentucky

Carrie Rivers-Flanagan v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00618-TBR	United States District Court, Western District of Kentucky

Tina McGhee v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00619-TBR	United States District Court, Western District of Kentucky

Jennifer Kelley et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC492919	Superior Court for the State of California, Los Angeles

Esther Martin v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00631-TBR	United States District Court, Western District of Kentucky

Linda Mosley v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00632-TBR	United States District Court, Western District of Kentucky

Alexa Samora v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00633-TBR	United States District Court, Western District of Kentucky

Melvin Batson v. Skechers U.S.A., Inc. and Academy Sports & Outdoors	12-13174-012-02	District Court for Madison County, Texas

Dalana Walker et al v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC492827	Superior Court for the State of California, Los Angeles

Kristine Davis et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00649-TBR	United States District Court, Western District of Kentucky

Kim Oliver v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00650-TBR	United States District Court, Western District of Kentucky

Ruby James v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00651-TBR	United States District Court, Western District of Kentucky

Thomas Eric Carroll v. Skechers U.S.A., Inc. and TSA Stores, Inc.	12028589	Broward County Circuit Court, Florida

Greg Eagle v. Thomas and Betsy Trago and Skechers U.S.A., Inc. (No exemplary or punitive damages sought)	112CV234028	Superior Court for the State of California, Santa Clara

Patricia Leroy v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00658-TBR	United States District Court, Western District of Kentucky

Suzanne Carter v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00660-TBR	United States District Court, Western District of Kentucky

Daryl Star v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00665-TBR	United States District Court, Western District of Kentucky

Nancy Carrigan v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00666-TBR	United States District Court, Western District of Kentucky

Glynis Schulte v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00667-TBR	United States District Court, Western District of Kentucky

Lindsey Burke v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00668-TBR	United States District Court, Western District of Kentucky

Walter Fancher v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00669-TBR	United States District Court, Western District of Kentucky

Monique Harwell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00670-TBR	United States District Court, Western District of Kentucky

Jerold Waters v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00671-TBR	United States District Court, Western District of Kentucky

Charlene Thomas v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00672-TBR	United States District Court, Western District of Kentucky

Felicia Thompson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00673-TBR	United States District Court, Western District of Kentucky

Karen Palmer v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00674-TBR	United States District Court, Western District of Kentucky

Debra Anderson v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00675-TBR	United States District Court, Western District of Kentucky

Janice Brown v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00676-TBR	United States District Court, Western District of Kentucky

Dana and Ray Dees v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00687-TBR	United States District Court, Western District of Kentucky

Samueletta Robertson and Charlie Johnson, Jr. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00688-TBR	United States District Court, Western District of Kentucky

Karen Vaughn et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC494566	Superior Court for the State of California, Los Angeles

Tammy Potts v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00708-TBR	United States District Court, Western District of Kentucky

Angela Echols et al. v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	BC494570	Superior Court for the State of California, Los Angeles

Estela D. Rodriguez v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00711-TBR	United States District Court, Western District of Kentucky

Morgan Lewis v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00712-TBR	United States District Court, Western District of Kentucky

Andrew Patten v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00714-TBR	United States District Court, Western District of Kentucky

Nasser Abi Saab v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00715-TBR	United States District Court, Western District of Kentucky

Bernice Larue v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group	3:12-cv-00716-TBR	United States District Court, Western District of Kentucky

*	Actions marked with asterisks (*) have been settled in principle. We have no reason to believe that there is a reasonable possibility or a probability that the contemplated settlements will have a material adverse impact on our operations or financial position or result in a material loss in excess of a recorded accrual.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses 123 personal injury cases that were initiated in various federal courts and 326 claims submitted by plaintiff fact sheets. In addition, we were named as a defendant in 16 personal injury actions filed in the Los Angeles Superior Court brought on behalf of a total of 180 individual plaintiffs (the Bartek, Thomas, Bollinger, Freshwater, McDonald,

Zack, Bolo, Arredondo, Fernandez, Anderson, Perkins, Kelley, Ross, Walker, Vaughn, and Echols matters identified above). The personal injury cases are in many instances solicited and handled by the same plaintiff’s law firms. It is too early to predict the outcome of any case, whether there will be future personal injury cases filed, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. Notwithstanding, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2012 and 2011, our net sales to our five largest customers accounted for approximately 19.2% and 18.8% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2012 or 2011. No customer accounted for more than 10% of outstanding accounts receivable balance at September 30, 2012 or 2011. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2012 and 2011, the top five manufacturers of our manufactured products produced approximately 63.1% and 62.5% of our total purchases, respectively. One manufacturer accounted for 34.3% of total purchases for the nine months ended September 30, 2012, and the same manufacturer accounted for 29.5% of total purchases for the same period in 2011. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of September 30, 2012, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 48.8% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 35.0% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2012, Mr. Greenberg beneficially owned 36.3% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 48.8% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 26.0% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg and Mr. Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: November 9, 2012	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer