Form 10-K
period 2012-12-31
SKECHERS USA INC
filed 2013-03-01
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer             Accelerated filer         Non-accelerated filer      Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No

As of June 30, 2012, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $777.0 million based upon the closing price of $20.37 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2013: 39,320,598.

The number of shares of Class B Common Stock outstanding as of February 15, 2013: 11,274,090.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2013 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

This annual report includes our trademarks, including Skechers®, the S in Shield Design, the Performance-S Shifted Design, Shape-ups®, Twinkle Toes®, Bella Ballerina™, Skechers GOrun®, Skechers GOwalk™, Resalyte®, Resagrip™, Resamax®, each of which is our property. This report contains additional trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2013 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:

—

international, national and local general economic, political and market conditions including the slow pace of economic recovery in the United States and the uncertainty of market conditions in Europe;

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

We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Throughout this annual report, we refer to Skechers U.S.A., Inc., a Delaware corporation, its consolidated subsidiaries and certain variable interest entities (“VIEs”) of which it is the primary beneficiary, as “we,” “us,” “our,” “our company” and “Skechers” unless otherwise indicated. Our Internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our corporate website, www.skx.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing such filings at www.skx.com or at the SEC’s website at www.sec.gov.

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under several unique lines. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. In addition to Skechers-branded lines, we also offer a uniquely branded junior line. Our brands are sold through department and specialty stores, athletic and independent retailers, and boutiques as well as catalog and internet retailers. Along with wholesale distribution, our footwear is available at our e-commerce website and our own retail stores. As of February 15, 2013, we operated 116 concept stores, 118 factory outlet stores and 61 warehouse outlet stores in the United States, and 36 concept stores and 18 factory outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.

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

We believe that brand recognition is an important element for success in the footwear business. We have aggressively promoted our brands through comprehensive marketing campaigns for men, women and children. During 2012, our Skechers brand was supported by print, television and outdoor campaigns for men and women; animated kids’ television campaigns featuring our own action heroes and characters; marathons and other events for our performance division, and print, television and outdoor campaigns featuring our Skechers Performance and Skechers lifestyle endorsees. These endorsees included television personality Brooke Burke, Hall of Fame quarterback Joe Montana, Dallas Mavericks owner Mark Cuban, Dodgers baseball legend Tommy Lasorda, New England Patriots running back Danny Woodhead and Olympic medalist Meb.

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

SKECHERS LINES

We offer a wide array of Skechers-branded product lines for men, women, juniors and children. Within these product lines, we also have numerous categories, some of which have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support. Management evaluates segment performance based primarily on net sales and gross margins; however, sales and costs are not allocated to specific product lines.

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

•

Performance-inspired athletics take their styling and design cues from our footwear in the Skechers Performance Division, allowing consumers to wear similar looks without the technology and associated costs. The styles are primarily lightweight and flexible, and feature cushioned outsoles and ventilated uppers. Designed as a versatile, trend-right athletic shoe suitable for all-day wear, the line features leather and trubuck uppers in both bright and classic athletic colors.

•

Our Sport sandals and boots are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals and boots are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.

Skechers Active. A natural companion to Skechers Sport, Skechers Active has grown from a casual everyday line into a complete line of sneakers for active females of all ages. The line, with lace-up, Mary Janes, sandals and open back styles, is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures – traditional laces, zig-zag and cross straps, among others. The Active line now includes low-profile, lightweight, flexible and sporty styles under the names Sport Active and Sport Flex. Active sneakers are typically available through specialty casual shoe stores and department stores.

BOBS from Skechers. Our BOBS from Skechers footwear for men, women and kids is an alpagarta-inspired footwear line created to help millions of children worldwide. For every pair of BOBS shoes sold, Skechers donates a pair of new shoes to a child in need around the world through reputable charity organizations. By the end of 2012, we had donated three million pairs to SolesforSouls and Fashion Delivers, which are our charity partners. Primarily designed with canvas and linen uppers, BOBS are also made with corduroy, boiled wool and Tyvek (a paper fabric) uppers. BOBS’ versatile, classic designs are available at department, specialty shoe stores and online retailers.

SKCH+3 from Skechers. Introduced in Fall 2012, our SKCH+3 line features a 3” hidden wedge in low-top sneakers and boots that are primarily designed for fashion savvy 20 to 34 year old women. The marketing used for our SKX+3 line is more stylish than that used for our other Skechers lines, and SKCH+3 is available at department stores as well as specialty independents.

Daddy’s Money. Introduced during the Holiday Season in 2012, Daddy’s Money is a uniquely branded juniors line that features a 2” hidden wedge. The collection of primarily low-top sneakers is marked by patterned and bright canvas uppers. Daddy’s Money is available at department stores as well as specialty independent stores.

Skechers Kids. The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes and sneakers, (ii) S-Lights, Hot Lights by Skechers and Luminators by Skechers, (iii) Skechers Cali for Girls, (iv) Airators by Skechers, (v) Skechers Super Z-Strap, (vi) Elastika by Skechers, (vii) Bella Ballerina by Skechers, (viii) Twinkle Toes by Skechers, (ix) Sporty Shorty by Skechers, and (x) Air-Mazing by Skechers.

•

The Skechers Kids line includes embellishments or adornments such as fresh colors and fabrics from our Skechers adult shoes. Some of these styles are also adapted for toddlers with softer, more pliable outsoles and for infants with soft, leather-sole crib shoes.

•

S-Lights, Hot Lights and Luminators by Skechers are lighted sneakers and sandals for boys and girls. The S-Lights combine patterns of lights on the outsoles and sides of the shoes while Hot Lights feature lights on the front of the toe to simulate headlights as well as on other areas of the shoes. Luminators by Skechers feature glowing green lights and a marketing campaign with the Luminators characters.

•

Skechers Cali for Girls is a line of sneakers, skimmers and sandals for young girls designed to typify the California lifestyle. The sneakers are designed primarily with canvas uppers in unique prints, some with patch details, on vulcanized outsoles. The skimmers and flats are designed with many of the same upper materials and outsoles as the sneakers.

•	Airators by Skechers is a line of boys sneakers with a foot-cooling system designed to pump air from the heel through to the toes. The line is marketed with the character, Kewl Breeze.

•	Skechers Super Z-Strap is a line of athletic styled sneakers with a unique “z” shaped closure system for easy closure. The line is marketed with the character, Z-Strap.

•	Elastika by Skechers is a line of girls’ sneakers with bungee closures. The line is marketed with the character, Elastika.

•	Bella Ballerina by Skechers is a line of shoes with a disc that spins on the outsole, allowing girls to twirl like a ballerina.

•

Twinkle Toes by Skechers is a line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. Some also include lights. The line is marketed with the character, Twinkle Toes.

•

Sporty Shorty by Skechers is a line of athletic-inspired sneakers for girls who like to wear sport-style footwear off the field. Many of the styles are lightweight and come in bright colors. Some also include lights. The line is marketed with the character, Sporty Shorty.

•	Air-Mazing by Skechers is a lightweight line of colorful sneakers designed for older boys. The line is marketed with the character, Air-Mazing Kid, who performs air tricks in his sneakers.

Skechers Kids and Skechers Cali for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger consumers the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the attendant costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box. Skechers Kids shoes are available at department stores and specialty and athletic retailers.

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

Performance and Fitness Brands

Shape-ups Liv by Skechers. Shape-ups Liv by Skechers is a lightweight sneaker collection for men and women with Natural Stride technology. The curved bottom is designed to promote the body’s natural stride, the Resalyte® cushioning provides a cushioned base, and the flex groove bottom offers more flexibility. Uppers are in leather, breathable mesh and lightweight fabrics in classic athletic colors, whites and brights. Shape-ups Liv by Skechers are marketed in their own box as a stylish walking and light running shoe for men and women. The line is available at athletic footwear retailers, department stores and specialty shoe stores.

Skechers Performance. Skechers Performance is a collection of technical footwear designed with a focus on a specific activity to maximize performance and promote natural motion. Developed by the Skechers Performance Design Team, the footwear utilizes the latest advancements in materials and innovative design, including an ultra-lightweight Resalyte® compound for the midsole and GOimpulse sensors for responsive feedback. The footwear is available at athletic footwear retailers, department stores and specialty running stores.

•

Skechers GOrun. Skechers GOrun is an extremely flexible, minimalistic collection of running shoes that feature a midfoot strike design for efficient running and a low 4mm heel drop for a natural running feel. Skechers GOrun ride features a similar design with enhanced cushioning for elevated comfort and support. Skechers GOrun 2 updates the original GOrun with a lighter-weight design and new features including a breathable stretch mesh upper, a progressive flex outsole, and a custom fit removable insole. These lines are marketed to serious runners and recreational runners alike.

•

Skechers GOwalk. Skechers GOwalk is designed for walking and casual wear and offers performance features in a comfortable casual slip-on. The line is also lightweight and extremely flexible to promote natural foot movement when walking. Skechers GOwalk 2 incorporates more performance technologies with a unique V-Stride outsole designed specifically to promote a natural walking stride. Skechers On-the-go footwear fuses iconic designs and premium materials with Skechers Performance technologies for comfort and style.

•

Skechers GObionic. Skechers GObionic is designed for ultra-minimal running and was engineered with inspiration from nature’s ultimate design—the human body—to create a shoe that moves like the foot. Eighteen fully articulated bio-responsive zones offer flexibility, feel and ground conformity. It also features a zero heel drop design, which places the heel and forefoot at the same distance from the ground, and Resalyte® cushioning. A version of the shoe with enhanced cushioning and a 4mm heel drop is called GObionic ride.

•

Skechers GOtrail. Skechers GOtrail is designed for trail running with rugged, uneven running surfaces in mind. A proprietary Resagrip™ outsole increases the durability to handle wear and tear from tougher terrain and hydrophobic Skechers GOdri technology shields feet from harsh elements.

•

Skechers GOtrain. Skechers GOtrain is designed for the gym and features a wider minimal forefoot and linked high-abrasion rubber pillars for added stability and control at lateral and medial strike points. This shoe offers a responsive workout experience.

•

Skechers GOgolf. Skechers GOgolf is designed for the golf course and offers the zero heel drop design, which keeps feet close to the ground for a solid foundation on every swing. A Resagrip™ outsole helps with traction control and a soft Resamax® cushioned insole delivers comfort.

PRODUCT DESIGN AND DEVELOPMENT

Our principal goal in product design is to generate new and exciting footwear in all of our product lines with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design our lifestyle line to be fashionable and marketable to the 12- to 24-year old consumer, while substantially all of our lines appeal to the broader range of 5- to 40-year old consumers, with an exclusive selection for infants and toddlers. Designed by the Skechers Performance Division, our performance products are for professional and recreational athletes who want a technical fitness shoe.

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

For disclosure of product design and development costs during the last three fiscal years, see note 1 to the financial statements of this annual report.

SOURCING

Factories. Our products are produced by independent contract manufacturers located primarily in China and, to a lesser extent, in Vietnam, Brazil and various other countries. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers substantially increases our production flexibility and capacity while reducing capital expenditures and avoiding the costs of managing a large production work force. For disclosure of information regarding the risks associated with having our manufacturing operations abroad and relying on independent contract manufacturers, see the relevant risk factors under Item 1A of this annual report.

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We attempt to monitor our selection of independent factories to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2012, five of our contract manufacturers accounted for approximately 61.6% of total purchases. One manufacturer accounted for 33.5%, and another accounted for 9.2% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services or with the availability of raw materials.

We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0% and 1.0% for 30- to 60-day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers; however, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.

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

To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believed would reach new markets. Our endorsees Brooke Burke, Mark Cuban, Joe Montana and Tommy Lasorda all appeared in print and television campaigns in 2012. The Skechers Performance Division launched in 2011, with a global marketing campaign starring elite distance runner and Olympic medalist Meb. Competing in Skechers GOrun footwear, he recently achieved two back-to-back personal best marathon times during the 2011 New York City marathon and a first place finish in the 2012 Olympic Trials. Meb was the fastest American at the London Games, finishing fourth overall. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

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

Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2012, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes and our performance collections. We have found these to be a cost-effective way to advertise on key national and cable programming during high selling seasons. In 2012, many of our television commercials were translated into multiple languages and aired in Brazil, Canada, the United Kingdom, France, the Benelux Region, Germany, Spain, Italy, Chile, Japan, Austria and Switzerland.

Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, we continued our multi-level outdoor campaign that included kiosks in key malls across the United States plus billboards, transportation systems and telephone kiosks in North America, Brazil, Chile, Asia and Europe. In addition, we advertised on perimeter boards at soccer matches in several European countries. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression for our brands.

Trend-Influenced Marketing/Public Relations. Our public relations objectives are to secure product placement in key fashion magazines, place our footwear on the feet of trend-setting celebrities and their children, and gain positive and accurate press about us and our products. Through our commitment to aggressively promote our upcoming styles, our products are often featured in leading fashion and pop culture magazines, as well as in select films and popular television shows. Our footwear and our company have been prominently displayed and referenced on news and magazine shows. We have also amassed an array of prominent product placements in magazines including Seventeen, OK!, US Weekly, Runner’s World and Competitor. In addition, our brands have been associated with cutting edge events and various celebrities.

Promotions and Grass Roots. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers’ retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. In 2012, we appeared at walks and at numerous marathons in Boston, London, Paris, Santiago and other cities with Skechers Performance branded booths to allow runners the ability to try on and often buy our products. Our products were made available to consumers directly or through key accounts at many of these events. In addition, we partnered with several key accounts for BOBS donation events in cities in the United States.

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

Internet. We promote and sell our brands through our e-commerce website www.skechers.com,which enables fans and customers to shop, browse, find store locations, socially interact, post a shoe review, photo, video, or question and immerse themselves in our brands. Our website is a venue for dialog and feedback from customers about our products which enhances the Skechers brand experience while driving sales through all our retail channels. In addition, we established e-commerce websites in the United Kingdom and Germany in 2012.

PRODUCT DISTRIBUTION CHANNELS

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale customers in more than 100 countries and territories via our global network of distributors in addition to our subsidiaries in Asia, Europe, Canada and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. Nineteen distributors and five licensees have opened 278 distributor-owned and licensee-owned Skechers retail stores in 42 countries as of December 31, 2012.

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

Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. We periodically review all of our stores for impairment. We prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 15, 2013, we owned and operated 116 concept stores, 118 factory outlet stores and 61 warehouse outlet stores in the United States, and 36 concept stores and 18 factory outlet stores internationally. During 2012, we opened 25 domestic stores and four international stores, and closed five domestic stores and two international stores. In addition, we also took over the operations of one concept store and two outlet stores from our distributor in Japan. During 2013, we plan to open 30 to 35 new stores.

•	Concept Stores

Our concept stores are located at marquee street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, Union Square and 34th Street in New York, Powell Street in San Francisco, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, and Las Vegas’ Fashion Show Mall. International locations include Covent Garden in London, Toronto’s Eaton Centre, Vancouver’s Pacific Centre, and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances. In 2012, we opened five domestic concept stores and four international concept stores and took over one concept store from our distributor in Japan.

The typical Skechers concept store is approximately 2,500 square feet, although in certain markets we have opened concept stores as large as 7,800 square feet or as small as 900 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in North America, Europe, South America and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.

•	Factory Outlet Stores

Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have 18 international outlet stores – four in England, two each in Canada, Germany, Italy and Japan, and one each in Austria, Chile, the Netherlands, Portugal, Wales and Scotland. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,400 to 9,000 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points. We opened 12 domestic factory outlet stores in 2012 and took over two outlet stores from our distributor in Japan.

•	Warehouse Outlet Stores

Our free-standing warehouse outlet stores, which are primarily located throughout the United States, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores are typically larger than our factory outlet stores and typically range in size from approximately 5,200 to 15,000 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable. We opened eight domestic warehouse outlet stores in 2012.

International Wholesale. Our products are sold in more than 100 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our subsidiaries and joint ventures in Canada, France, Germany, Spain, Portugal, Italy, Switzerland, Austria, Malaysia, Thailand, Singapore, Hong Kong, China, Japan, India, the Benelux Region, the United Kingdom, Brazil and Chile; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in countries and territories across Eastern Europe, Asia, Central America, South America, Africa, the Middle East and Australia, among other regions; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.

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

Europe

We currently distribute product in most of Western Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; and Skechers USA Italia S.r.l., with its offices and showrooms in Milan, Italy.

Skechers-owned retail stores in Europe include nine concept stores and thirteen factory outlet stores located in nine countries, including the key locations of Covent Garden in London and Kalverstraat Street in Amsterdam.

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

Malaysia, Singapore and Thailand

We have a 50% interest in a joint venture in Malaysia and Singapore, and a 51% interest in a joint venture in Thailand that generate net sales in those countries. The joint ventures operate 18 retail stores and eight shops-in-shops in Malaysia, 12 concept stores and three shop-in-shops in Singapore, and seven concept stores and 11 shops-in shops in Thailand. These joint ventures are included in our consolidated financial statements.

China and Hong Kong

We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that generate net sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. The joint ventures operate 54 direct-owned stores and in excess of 127 shops-in-shop in China and 17 direct-owned stores and 10 shops-in-shop in Hong Kong. These stores are in key locations in Shanghai, Beijing, Guangzhou, Xiamen, Hong, Kong, Macau, and other cities. The joint ventures are included in our consolidated financial statements.

Japan

Merchandising and marketing of our product in Japan is managed by our wholly-owned subsidiary, Skechers Japan GK, with its offices located in Tokyo, Japan. Product sold in Japan is primarily shipped directly from our contract manufacturers’ factories in China. We have one concept store in Osaka and two factory outlet stores one each in Osaka and Toki.

India

We have a 51% interest in a joint venture in India that generates net sales in that country. The joint venture operates one retail store in Mumbai and supports wholesale accounts in India. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. The joint venture is included in our consolidated financial statements.

Brazil

Merchandising and marketing of our product in Brazil is managed by our wholly-owned subsidiary, Skechers Do Brasil Calcados LTDA., with its offices located in Sao Paulo, Brazil. Product sold in Brazil is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Rancho Belago, California.

Chile

Our wholly-owned subsidiary, Comercializadora Skechers Chile Limitada, supports our 21 retail stores and wholesale accounts in Chile. Product sold in Chile is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Rancho Belago, California.

•	Distributors and Licensees

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 30 distributors who sell our products to department, athletic and specialty stores in more than 100 countries around the world. As of December 31, 2012, we also had agreements with 19 of these distributors and five licensees regarding 257 distributor-owned Skechers retail stores and 21 licensee-owned Skechers retail stores that are open in 42 countries, including 74 stores that were opened in 2012, while 16 distributor-owned stores were closed during the year. In addition, we now own three stores in Japan that were previously distributor-owned, and one store in India is now operated by our joint venture in that country. Our distributors and licensees own and operate the following retail stores:

REGION	STORE FORMAT	NUMBER OF STORES	LOCATION (1)
North America	Concept	25	Canada (8), Mexico (17)
	Warehouse	8	Canada (2), Mexico (6)

Central America	Concept	9	Costa Rica (2), El Salvador, Guatemala (2), Honduras, Panama (3)
	Warehouse	1	Panama

South America	Concept	32	Aruba (2), Colombia (8), Ecuador (2), Peru (4), Venezuela (16)
	Warehouse	1	Colombia

Africa	Concept	12	Egypt (2), Morocco (2), South Africa (8)

Asia	Concept	106	Indonesia (11), Korea (72), Mongolia, Philippines (14), Taiwan (8)
	Warehouse	4	Korea, Taiwan (3)

Australia	Concept	8	Castle Hill, Chadstone, Sydney (3), Melbourne (2), Brisbane
	Warehouse	11	Brisbane, Bundoora, Cairns, Canberra, Melbourne (4), Jindalee, Sydney, Biggera Waters

Europe	Concept	34	Croatia (3), Estonia (3), Greece (2), Ireland (5), Israel, Malta (3), Netherlands, Portugal (4), Russia (8), Serbia, Spain, Ukraine (4)
	Warehouse	3	Serbia

Middle East	Concept	23	Bahrain, Kuwait, Qatar, Saudi Arabia (10), UAE (7), Mauritius, Jordan, Oman
	Warehouse	1	UAE

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

Electronic Commerce. Our website, www.skechers.com, is a virtual storefront that promotes the Skechers brands. Our website is designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. This virtual store has provided a convenient alternative-shopping environment and brand experience. The website is an efficient and effective additional retail distribution channel, and it has improved our customer service. We also established Skechers e-commerce websites in Germany and the United Kingdom in 2012.

For disclosure of financial information about geographic areas and segment information for our four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales—see note 12 to the financial statements of this annual report.

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

As of January 31, 2013, we had 38 active domestic and international licensing agreements in which we are the licensor. These include Skechers branded leather goods and backpacks, Skechers Performance and sport apparel, Skechers Scrubs for health care professionals and Skechers Eyewear. We have international licensing agreements for the design and distribution of men’s and women’s apparel in India, Israel, Mexico, and Korea; bags in Panama; and watches in the Philippines.

DISTRIBUTION FACILITIES AND OPERATIONS

We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either: (i) to our approximate 1.8 million square-foot distribution center located in Rancho Belago, California, (ii) to our approximately 490,000 square-foot distribution center located in Liege, Belgium or (iii) directly from third-party manufacturers to our other international customers and other international third-party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system, or EDI system, to which some of our larger customers are linked. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.

BACKLOG

As of December 31, 2012, our backlog was $468.9 million, compared to $390.2 million as of December 31, 2011. Backlog orders are subject to cancellation by customers, as evidenced by order cancellations that we have experienced in the past due to the weakened U.S. economy and shifting footwear trends. For a variety of reasons, including changes in the economy, customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter shipment lead times, backlog may not be a reliable measure of future sales for any succeeding period.

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

COMPETITION

Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our casual shoes and utility footwear compete with footwear offered by companies such as Columbia Sportswear Company, Converse by Nike, Inc., Crocs, Inc., Deckers Outdoor Corporation, Kenneth Cole Productions Inc., Steven Madden, Ltd., The Timberland Company, V.F. Corporation and Wolverine World Wide, Inc. Our athletic lifestyle and performance shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Reebok International Ltd., Puma AG, ASICS America Corporation, New Balance Athletic Shoe, Inc. and Under Armour, Inc. The intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for performance footwear, including the walking fitness category, constitute significant risk factors in our operations. Our children’s shoes compete with footwear offered by these companies and others including Payless Holdings, and with other brands such as Stride Rite by Wolverine World Wide, Inc. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of January 31, 2013, we employed 5,666 persons, 2,468 of whom were employed on a full-time basis and 3,198 of whom were employed on a part-time basis, primarily in our retail stores. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

ITEM 1A.	RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

The Effects Of The Slow Pace Of Economic Recovery In The United States And The Uncertainty Of Market Conditions In Europe May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

The slow pace of economic recovery in the United States and the uncertainty of market conditions in Europe have led to declining consumer and business confidence, which has resulted in decreased levels of consumer spending, particularly on discretionary items such as footwear. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending in the United States and other parts of the world that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. As a result, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. If the economic recovery in the United States continues to be slow or experiences a prolonged period of decelerating or negative growth, or if the uncertain market conditions in Europe continue for a significant period of time or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

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

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

If any single style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2012 or 2011. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

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

The toning footwear product category, including our Shape-ups products, has come under significant public scrutiny, such as highly publicized negative professional opinions, negative publicity and media attention, personal injury lawsuits and attorneys publicly marketing their services to consumers allegedly injured by toning products, including Shape-ups. In addition, we have been responding to inquiries by state, federal, and foreign governmental and quasi-governmental regulators regarding the claims, advertising, and safety of our toning products, and are engaged as defendants in civil lawsuits that involve similar claims. This public and regulatory scrutiny has included the questioning of our advertising, promotional claims, and the overall safety of these products, as well as allegations of personal injuries. We believe that Shape-ups and our other toning products are safe, but the negative publicity from this public and regulatory scrutiny appears to have had a negative impact on sales of toning footwear generally and our Shape-ups products in particular. We are not able to predict whether such publicity, regulatory review and related litigation will continue or what the continued effect will be on the sales of our Shape-up products, our business, and our results of operations beyond that included in this annual report. Further details regarding these legal and regulatory matters are discussed in greater detail under “Legal Proceedings” in Part I, Item 3 of this annual report.

It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Toning Shoe Products.

The toning footwear market is dominated by a handful of competitors who design, market and advertise their products to promote fitness benefits associated with wearing the footwear. Advertising that promotes fitness benefits associated with the toning footwear market has come under review from state, federal, and foreign governmental and quasi-governmental regulators. As discussed in greater detail under “Legal Proceedings” in Part I, Item 3 of this annual report, we announced on May 16, 2012 that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed—we made payments in the aggregate amount of $45 million and expect to pay up to $5 million in class action attorneys’ fees to settle all domestic advertising class action lawsuits and related claims brought by the FTC and the SAGs. On November 8, 2012, we were served with a Grand Jury Subpoena (“Subpoena”) that was issued by a Grand Jury of the United States District Court for the Northern District of Ohio, in Cleveland, Ohio for documents and information relating to past advertising claims for our toning footwear, including Shape-ups and Resistance Runners. The Subpoena, which seeks documents and information related to outside studies conducted on our toning footwear, appears related to the FTC’s inquiry into our claims and advertising for Shape-ups and our other toning shoe products. The Grand Jury investigation is in its early stages and we are fully cooperating in the process of producing documents and other information requested. The Assistant United States Attorney has informed us that neither we nor our employees are targets at the present time. Although we do not believe this Grand Jury investigation will have a material adverse impact on our results of operations or financial position, it is too early to predict the timing and outcome of this investigation, if there will be any additional regulatory inquiries or whether the final resolution of these matters could have a material adverse impact on our advertising, promotional claims, business, results of operations and financial position.

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

We May Have Difficulty Managing Our Costs If Global Economic Conditions Worsen.

Our future results of operations will depend on our overall ability to manage our costs. These challenges include (i) managing our infrastructure, including our distribution center in Rancho Belago, California, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If global economic conditions worsen and lead to an unexpected decline in our revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations, that could have a material adverse effect on our business, results of operations or financial condition.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During 2012, 2011 and 2010, our net sales to our five largest customers accounted for approximately 18.1%, 17.8% and 24.9% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2012, 2011 and 2010. No customer accounted for more than 10% of net trade receivables at December 31, 2012. One customer accounted for 12.5% and another accounted for 10.0% of net trade receivables at December 31, 2011. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

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

Substantially all of our net sales during the year ended December 31, 2012 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Brazil and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including the military presence in Iraq and terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

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

Currency Exchange Rate Fluctuations In China Could Result In Higher Costs And Decreased Margins.

Our manufacturers located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the Chinese currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the Chinese government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of China’s main trading partners. Since then, the value of the Yuan has gradually appreciated against the U.S. dollar to 6.30 Yuan per U.S. dollar on December 31, 2012. The valuation of the Yuan may continue to increase incrementally over time should the China central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our footwear in China, resulting in a potentially material adverse effect on our results of operations and financial condition.

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

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2012 and 2011, the top five manufacturers of our products produced approximately 61.6% and 62.5% of our total purchases, respectively. One manufacturer accounted for 33.5% and 30.8% of total purchases during 2012 and 2011, respectively. One other manufacturer accounted for 9.2% and 11.5% of our total purchases during 2012 and 2011, respectively. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, S in Shield Design, Performance-S Shifted Design, Shape-ups®, Twinkle Toes®, Bella Ballerina™, Skechers GOrun® and Skechers GOwalk™ trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2012, a substantial portion of our operations are located in California, including 76 of our retail stores, our headquarters in Manhattan Beach, and our domestic distribution center in Rancho Belago. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

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

As of December 31, 2012, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 54.5% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 29.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2012, Mr. Greenberg beneficially owned 40.4% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 52.9% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 21.7% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders, and Mr. Schwartzberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Our corporate headquarters are located at three properties in Manhattan Beach, California, which consist of an aggregate of approximately 143,000 square feet. We own our corporate headquarters.

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

All of our domestic retail stores and showrooms are leased with terms expiring between April 2013 and January 2024. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $47.1 million for the year ended December 31, 2012.

We also lease all of our international administrative offices, retail stores and showrooms located in Canada, Switzerland, United Kingdom, Germany, France, Spain, Italy, Netherlands, Brazil, Malaysia, China, Hong Kong, Japan, Chile, Singapore, Thailand, and Portugal. The property leases expire at various dates between May 2013 and April 2025. Total base rent for the leased administrative properties aggregated approximately $25.9 million for the year ended December 31, 2012.

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

On May 16, 2012, we announced that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed—we made payments in the aggregate amount of $45 million and expect to pay up to $5 million in class action attorneys’ fees to settle the domestic advertising class lawsuits and related claims brought by the FTC and the SAGs. The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012. Consent judgments in the 45 SAG actions have been approved and entered by courts in those jurisdictions. On August 13 and 17, 2012, the United States District Court

for the Western District of Kentucky issued orders that preliminarily approved a nationwide consumer class action settlement and scheduled a hearing date for final approval on March 19, 2013.

On November 8, 2012, we were served with a Grand Jury Subpoena (“Subpoena”) for documents and information relating to our past advertising claims for our toning footwear, including Shape-ups and Resistance Runners. The Subpoena was issued by a Grand Jury of the United States District Court for the Northern District of Ohio, in Cleveland, Ohio. The Subpoena seeks documents and information related to outside studies conducted on the Company’s toning footwear. This Subpoena appears to grow out of the FTC’s inquiry into our claims and advertising for Shape-ups and our other toning shoe products, which we settled with the FTC, State Attorneys’ General and consumer class as part of a global settlement, as set forth above. The Grand Jury investigation is in its early stages and we are fully cooperating and in the process of producing documents and other information requested in the Subpoena. The Assistant United States Attorney has informed the Company that neither the Company nor its employees are targets at the present time. Although we do not believe this matter will have a material adverse impact on our results of operations or financial position, it is too early to predict the timing and outcome of this matter or reasonably estimate a range of potential losses, if any.

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

Tamara Grabowski v. Skechers U.S.A., Inc. — On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumers Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 16, 2012, the plaintiff in Grabowski, her counsel, and counsel for the plaintiff in the Morga action (discussed below) filed a motion for preliminary approval of the class action settlement reached as part of the global settlement of advertising-related claims described above. The Court held hearings on the motion for preliminary approval of the class action settlement on July 24, August 3, and August 10, 2012. On August 13 and 17, 2012, the Court issued orders preliminarily approving the settlement and scheduled a hearing date for final approval on March 19, 2013. On December 28, 2012, the plaintiffs in the Grabowski/Morga actions filed a motion for final approval of the class action settlement. If the Court grants final approval of the class action settlement, and the Court’s decision is affirmed in the event of an appeal, the settlement will resolve all domestic civil claims concerning our advertising of our toning shoes that were or could have been brought by the class of consumers, as defined in the settlement agreement, including the class claims asserted in the Stalker, Morga, Tomlinson, Hochberg, Loss, Boatright and Scovil actions described below. While we expect the Court to grant final approval of the class action settlement, there are multiple class actions in several jurisdictions and we cannot predict the final outcome of the approval motions. If the motion to grant final approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the remaining advertising class actions or a reasonable range of potential losses or whether the outcome of the remaining advertising class actions would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Sonia Stalker v. Skechers U.S.A., Inc. — On July 2, 2010, Sonia Stalker filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, we removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 JAK (JEM). On January 21, 2011, the District Court stayed this case pending resolution of the Grabowski action discussed above. On May 16, 2012, this action was ordered transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the Court granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction further enjoining prosecution of this action. The settlement in the Grabowski/Morga class actions (described above and below), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Stalker. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Stalker action or a reasonable range of potential losses or whether the outcome of the Stalker action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Venus Morga v. Skechers U.S.A., Inc. — On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 16, 2012, the plaintiff in Grabowski, her counsel, and counsel for the plaintiff in Morga filed a motion for preliminary approval of the class action settlement reached as part of the global settlement of advertising-related claims described above. The Court held a hearing on the motion for preliminary approval of the class action settlement on July 24, August 3, and August 10, 2012. On August 13 and 17, 2012, the Court issued orders preliminarily approving the settlement and scheduled a hearing date for final approval on March 19, 2013. On December 28, 2012, the plaintiffs in Grabowski/Morga filed a motion for final approval of the class action settlement. If the Court grants final approval of the class action settlement, and the Court’s decision is affirmed in the event of an appeal, the settlement will resolve all domestic civil claims concerning our advertising of our toning shoes that were or could have been brought by the class of consumers, as defined in the settlement agreement, including the class claims asserted in the Grabowski, Stalker, Tomlinson, Hochberg, Loss, Boatright and Scovil actions described above and below. While we expect the Court to grant final approval of the class action settlement, there are multiple class actions in several jurisdictions and we cannot predict the outcome of the approval motions. If the motion to grant final approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the remaining advertising class actions or a reasonable range of potential losses or whether the outcome of the remaining advertising class actions would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Patty Tomlinson v. Skechers U.S.A., Inc. — On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, where it was pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the Court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but stayed the remand pending completion of appellate review. On September 11, 2012, the District Court lifted its stay and remanded this case to the Circuit Court of Washington County, Arkansas. On October 11, 2012, by stipulation of the parties, the state Circuit Court issued an order staying the case. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Tomlinson. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and scheduled a hearing date for final approval on March 19, 2013. The Court also issued a preliminary injunction enjoining the continued prosecution of this action. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Tomlinson action or a reasonable range of potential losses or whether the outcome of the Tomlinson action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Terena Lovston v. Skechers U.S.A., Inc. — On May 13, 2011, Terena Lovston filed a lawsuit against our company in Circuit Court in Lonoke County, Arkansas, Case No. CV-11-321. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for our toning footwear products violates Arkansas’ Deceptive Trade Practices Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class and compensatory damages. On June 3, 2011, we removed the case to the United States District Court for the Eastern District of Arkansas, where it was pending as Terena Lovston v. Skechers U.S.A., Inc., 4:11-cv-0460. On August 5, 2011, the District Court issued an order staying the case pending completion of the appellate process in the Tomlinson action described above. On July 12, 2012, the district court ordered the Lovston case remanded to Arkansas state court, and on or about July 26, 2012, the plaintiff filed a renewed motion in the State Circuit Court for certification of a class of Arkansas residents who purchased our toning footwear products. On August 10, 2012, the Circuit Court issued an order staying the Lovston case in light of the class action settlement in the Grabowski/Moraga actions. On November 8, 2012, as allowed under the Circuit Court’s stay order, the plaintiff gave notice that she intended to lift the stay and to proceed with the action by an amended complaint. On November 27, 2012, an amended complaint was filed in which Ms. Lovston abandoned her class action allegations, asserted a new personal injury claim, and added eight new plaintiffs with personal injury claims. On December 20, 2012, the Company filed a motion to dismiss the new plaintiffs’ claims for improper venue, to strike the amended complaint, or to sever and transfer the new plaintiffs’ claims to their home counties in Arkansas. On February 11, 2013, the state Circuit Court took that motion and several discovery motions under submission and ordered the parties to mediation. No trial date has been set. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Wendie Hochberg and Brenda Baum v. Skechers U.S.A., Inc. — On November 23, 2011, Wendie Hochberg and Brenda Baum filed a lawsuit against our company in the United States District Court for the Eastern District of New York, Case No. CV11-5751. The complaint alleges, on their behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates the New York Consumer Protection Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class, damages, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. On May 16, 2012, this action was ordered transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Hochberg. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Hochberg action or a reasonable range of potential losses or whether the outcome of the Hochberg action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Shannon Loss, Kayla Hedges and Donald Horner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On February 12, 2012, Shannon Loss, Kayla Hedges and Donald Horner filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-78-H. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 9, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Loss. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Loss action or a reasonable range of potential losses or whether the outcome of the Loss action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 6, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction enjoining the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Boatright. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Boatright action or a reasonable range of potential losses or whether the outcome of the Boatright action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc. — On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal. Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased Skechers Shape-ups footwear. Petitioner’s motion alleges that we have marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the Court’s authorization to institute a class action seeking damages (including damages for bodily injury), punitive damages, and injunctive relief. Petitioner’s motion was formally presented to the Court on June 29, 2012. A presiding judge has not yet been assigned to the case. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

Brenda Davies v. Skechers U.S.A, Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 5, 2012, Brenda Davies filed a Statement of Claim in the Court of Queen’s Bench in Edmonton, Alberta, on behalf of all residents of Canada who purchased Skechers Shape-ups footwear. The Statement of Claim alleges that Skechers marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages (including damages for bodily injury), restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement of Claim. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

George Niras v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 21, 2012, George Niras filed a Statement of Claim in the Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Resistance Runner, Shape-ups Toners/Trainers, or Tone-ups. The Statement of Claim alleges that Skechers marketed these toning shoes through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The Statement seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

Frank Dedato v. Skechers U.S.A., Inc. and Skechers U.S.A. Canada, Inc. — On or about November 5, 2012, Frank Dedato filed a Statement of Claim in Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Tone-ups or Resistance Runner footwear. The Statement of Claim alleges that Skechers has allegedly made misleading statements about its footwear products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement of Claim. While it is too early to predict the outcome of any litigation or a reasonable range of potential losses should a claim be filed and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that authorization of a class action is not warranted and intend to defend the case vigorously.

Michele Scovil v. Skechers U.S.A., Inc. — On April 25, 2012, Michele Scovil filed a lawsuit against our company in the District Court for Clark County, Nevada, Case No. A-12660756-C. Plaintiff alleges that she suffered physical injuries that she attributes to the allegedly defective design of Shape-ups, and plaintiff asserts, in her individual capacity, claims for negligence, products liability, strict liability, and breach of warranty. In addition, plaintiff also purports to bring a class action on behalf of all persons in Nevada who purchased Shape-ups shoes at retail, and seeks class certification on her claims for alleged violations of the Nevada Unfair and Deceptive Trade Practices Act. Plaintiff’s complaint seeks damages, restitution, punitive damages, and attorneys’ fees and costs. On July 12, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction that enjoins the continued prosecution of this action. The settlement in the Grabowski/Morga class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Scovil. While it is too early to predict the outcome of the remaining claims asserted in this litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on its results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously. If the motion to grant final approval of the class action settlement in the Grabowski/Morga class actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Scovil action or a reasonable range of potential losses or whether the outcome of the Scovil action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Ecko Litigation — On May 25, 2012, Skechers U.S.A., Inc. filed an action for breach of contract and account stated against Ecko Direct LLC (“Ecko”) in the Superior Court of the State of California for the County of Los Angeles, Case No. BC485488, arising out of Ecko’s failure to pay for footwear sold and delivered to Ecko in the fall of 2011. We seek damages of $2,635,000 plus interest, attorneys’ fees and costs. Ecko, now known as MEE Direct LLC (“MEE Direct”), removed the action to the United States District Court for the Central District of California, Case No. 12-cv-5788 ODW (MANx). After MEE Direct’s motion to dismiss was denied, MEE Direct filed an Answer denying the material allegations of the Complaint and filed Counterclaims against Skechers and its affiliates arising out of its claim that it was overcharged by Skechers based on the discount to which MEE Direct claims it was entitled under a license agreement between its affiliates and our affiliates (the “License Agreement”). MEE Direct’s counterclaims include claims for breach of the License Agreement, unjust enrichment, an accounting, intentional misrepresentation, negligent misrepresentation and concealment, and seek unspecified compensatory and punitive damages, interest, and costs. A settlement has been reached and the settlement did not have a material adverse impact on our operations or financial position or result in a material loss in excess of a recorded accrual.

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

Esteban Chavez v. Skechers U.S.A., Inc. — On September 18, 2012, Esteban Chavez filed a class action lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. BC492357, alleging violations of the California Labor Code, including unpaid overtime, unpaid minimum wages, non-compliant wage statements, and wages not timely paid upon termination. The complaint seeks actual, consequential and incidental losses and damages; general and special damages; civil, statutory and waiting time penalties; restitution of unpaid wages; injunctive relief; attorneys’ fees and costs; pre-judgment interest on unpaid compensation; and appointment of a receiver. On September 25, 2012, the Court issued an order staying the action until an initial status conference that was held on December 19, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Roneshia Sayles v. Skechers U.S.A., Inc. — On October 2, 2012, Roneshia Sayles filed a class action lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. BC473067. The complaint involves a wage and hour claim, alleging violations of the California Labor Code, including unpaid time for certain breaks and when retail employees’ bags are checked upon leaving the store at the ends of their shifts. The complaint seeks actual, consequential and incidental losses and damages; general and special damages; civil, statutory and waiting time penalties; restitution of unpaid wages; injunctive relief; attorneys’ fees and costs; pre-judgment interest on unpaid compensation. On September 25, 2012, the Court issued an order staying the action until an initial status conference that was held on December 19, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we have been named in 306 currently pending cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs. On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses 279 personal injury cases that were initiated as individual lawsuits in various federal courts and 374 additional claims submitted by plaintiff fact sheets. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group are also named defendants in 22 personal injury actions filed in the Superior Court of California in Los Angeles (“LASC”) that have been brought on behalf of a total of 289 individual plaintiffs. Finally, there are currently five other personal injury actions—including the Lovston action described above—pending in various state courts. Since 2011, the Company has resolved 41 personal injury claims in the MDL proceedings that were either filed as formal actions or submitted by plaintiff fact sheets. The personal injury cases in the MDL and LASC proceedings are in many instances solicited and handled by the same plaintiff’s law firms. It is too early to predict the outcome of any case, whether there will be future personal injury cases filed, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. Notwithstanding, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

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

	LOW	HIGH

YEAR ENDED DECEMBER 31, 2011
First Quarter	$17.86	$23.66
Second Quarter	13.29	21.47
Third Quarter	13.31	17.88
Fourth Quarter	11.75	15.42
YEAR ENDED DECEMBER 31, 2012
First Quarter	$11.21	$14.70
Second Quarter	12.50	21.50
Third Quarter	18.07	22.37
Fourth Quarter	15.18	20.74

HOLDERS

As of February 15, 2013, there were 96 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 30 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

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

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2007 to December 31, 2012, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and our peer group index, which consists of five companies believed to be engaged in similar businesses: Nike, Inc., adidas AG, K-Swiss Inc., Steven Madden, Ltd., and Wolverine World Wide, Inc.

The graph assumes an investment of $100 on December 31, 2007 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will not make nor endorse any predictions as to our future stock performance.

	12/07	12/08	12/09	12/10	12/11	12/12

Skechers U.S.A., Inc.	100.00	65.71	150.74	102.51	62.12	94.82
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Peer Group(1)	100.00	70.47	96.05	122.75	135.30	158.43

(1)

The peer group index excludes Kenneth Cole Productions, which was included in the peer group index in prior years, as the company was taken private in September 2012 and stock price information is no longer available.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2012 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

(In thousands, except net earnings (loss) per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	2012	2011	2010	2009	2008

Net sales	$1,560,321	$1,606,016	$2,006,868	$1,436,440	$1,440,743
Gross profit	683,326	623,748	911,906	621,010	595,922
Earnings (loss) from operations	22,319	(133,793)	195,568	70,255	57,705
Earnings (loss) before income taxes (benefit)	10,473	(131,047)	196,603	71,110	60,743
Net earnings (loss) attributable to Skechers U.S.A., Inc.	9,512	(67,484)	136,148	54,699	55,396
Net earnings (loss) per share:(1)
Basic	0.19	(1.39)	2.87	1.18	1.20
Diluted	0.19	(1.39)	2.78	1.16	1.19
Weighted average shares:(1)
Basic	49,495	48,491	47,433	46,341	46,031
Diluted	49,942	48,491	49,050	47,105	46,708

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2012	2011	2010	2009	2008

Working capital	$647,771	$578,885	$666,054	$558,468	$413,771
Total assets	1,340,220	1,281,888	1,304,794	995,552	876,316
Long-term debt, excluding current portion	128,517	76,531	51,650	15,641	16,188
Skechers U.S.A., Inc. equity	875,969	852,561	908,203	745,922	668,693

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

GENERAL

We design, market and sell contemporary footwear for men, women and children under the Skechers brand. Our footwear is sold through a wide range of department stores and leading specialty retail stores, mid-tier retailers, boutiques, our own retail stores, distributor and licensee-owned international retail stores and our e-commerce websites. Our objective is to continue to profitably grow our domestic operations while leveraging our brand name to expand internationally.

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

FINANCIAL OVERVIEW

Our net sales for 2012 were $1.560 billion, a decrease of $45.7 million, or 2.9%, compared to net sales of $1.606 billion in 2011, which was primarily due to reduced sales of toning products and, to a lesser extent, our non-Skechers branded fashion footwear in 2012, which was partially offset by increased domestic wholesale and retail sales from new styles and lines of footwear that were launched in the second half of 2012. Net earnings for 2012 was $9.5 million, which was an increase of $77.0 million, or 114.1%, compared to a net loss of $67.5 million in 2011. Diluted income per share for 2012 was $0.19, which reflected a 113.7% increase from the $1.39 diluted loss per share reported in the prior year. Our increased earnings for 2012 was primarily the result of increased margins due to increased sales following the introduction of new products in our domestic wholesale and retail segments, reduced selling expenses of $17.1 million, and reduced general and administrative expenses of $79.9 million. This reduction in general and administrative expenses was primarily due to reduced legal settlements of $43.1 million following our settlement with the Federal Trade Commission in 2011, reduced professional fees of $19.6 million following this settlement, and reduced costs of $12.5 million related to a reduction in temporary staffing at our domestic distribution center. Our working capital was $647.8 million at December 31, 2012, which was an increase of $68.9 million from working capital of $578.9 million at December 31, 2011. Our cash decreased to $325.8 million at December 31, 2012 from $351.1 million at December 31, 2011. This decrease in cash of $25.3 million was the result of increased inventory levels of $111.8 million and increased receivables of $37.0 million, which was partially offset by reduced prepaid expenses of $60.3 million, reduced capital expenditures and an increase in net earnings.

2012 OVERVIEW

In 2012, we focused on product development, domestic and international growth, and balance sheet and expense management.

New product design and delivery. Our success depends on our ability to design and deliver trend-right, affordable product in a diverse range. In 2012, we focused on continuously updating our core styles, adding fresh looks to our existing lines, and developing new lines that included lifestyle and performance footwear, which has broadened our collection of product offerings, while we continued to reduce our inventory of older toning styles.

Grow our domestic business. In 2012, our focus was on maintaining our core Skechers business in our domestic wholesale accounts, while finding new opportunities to add shelf space and expand into new locations with new Skechers categories. We also focused on expanding our domestic retail distribution channel by opening 25 additional stores while closing five underperforming locations.

Further develop our international businesses. In 2012, we continued to focus on improving our international operations by transitioning our business in Japan from a distributor to a wholly-owned subsidiary and increasing our customer base within our existing subsidiary business, reorganizing and re-launching our business in Brazil, and increasing our product offering to accounts within each country.

Balance sheet and expense management. During 2012, we also focused on managing our inventory levels and bringing our marketing expenses and general and administrative expenses in line with expected sales, which enabled us to return to profitability by the second half of the year.

OUTLOOK FOR 2013

During 2013, we will continue to develop new lifestyle and performance product at affordable prices in an effort to offset the decline in sales of our toning products that we continued to experience in 2012. The global footwear market is competitive; however, we believe our new styles and lines that we will be launching in the spring and fall seasons will enable us to broaden the targeted demographic profile of our consumer base, increase our shelf space and open new locations without detracting from existing business.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Net sales

Net sales for 2012 were $1.560 billion, which was a decrease of $45.7 million, or 2.9%, compared to net sales of $1.606 billion for 2011. The decrease in net sales was primarily attributable to lower sales in our international and domestic wholesale segments due to reduced sales of toning footwear and non-Skechers branded fashion footwear in 2012, partially offset by increased domestic wholesale and retail sales from new styles and lines of footwear that we launched in the second half of 2012.

Our domestic wholesale net sales decreased $35.5 million, or 5.2%, to $652.7 million for 2012 compared to $688.2 million for 2011. The decrease in our domestic wholesale segment was primarily due to overall lower demand for toning and non-Skechers branded footwear, which was partially offset by increased domestic sales from new styles and lines of footwear that we launched in the second half of 2012. The largest decrease in our domestic wholesale segment came in our women’s and men’s toning divisions. The average selling price per pair within the domestic wholesale segment increased to $21.50 per pair for 2012 from $20.49 for 2011, which was primarily the result of decreased sales of discounted toning products following the sell-through of excess toning inventory in 2011 and increased sales of newer products that were introduced in 2012. The decrease in the domestic wholesale segment’s net sales also resulted from a 9.6% unit sales volume decrease to 30.4 million pairs in 2012 from 33.6 million pairs in 2011.

Our international wholesale segment net sales decreased $55.1 million, or 11.3%, to $432.2 million for 2012 compared to sales of $487.3 million for 2011. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers — and sales to our distributors who in turn sell to department stores and specialty retailers in various international regions where we do not sell directly. Direct subsidiary sales decreased $49.5 million, or 14.4%, to $294.4 million compared to sales of $343.9 million for 2011. The sales decrease was due to reorganization of our business in Brazil with new management and a re-launch of our products in Brazil and reduced sales in our European subsidiaries as a result of reduced sales of toning products and the challenging economic environment in Europe, which was partially offset by increased sales from our joint ventures in Asia and our new subsidiary in Japan. Our distributor sales decreased $5.7 million, or 4.0%, to $137.7 million for 2012, compared to sales of $143.4 million for 2011. This was primarily attributable to decreased sales to our distributors in Panama and Japan.

Our retail segment net sales increased $43.1 million, or 10.5% to $453.6 million for 2012, compared to sales of $410.5 million for 2011. The increase in retail sales was attributable to positive comparable store sales and a net increase of 20 domestic stores and five international stores. For 2012, we realized positive comparable store sales of 2.5% in our domestic retail stores and 0.3% in our international retail stores. The comparable store sales increase was principally driven by increased demand for our newer products and improved retail pricing as the remaining inventory of discounted toning was reduced. During 2012, we opened five new domestic concept stores, 12 domestic outlet stores, eight domestic warehouse stores and four international concept stores. In addition, we also took over the operations of one concept store and two outlet stores from our distributor in Japan. Our domestic retail sales increased 10.8% for 2012 in comparison to 2011 as the result of the positive comparable store sales and the net increase of 20 domestic stores. Our international retail sales increased 8.7% for 2012 compared to 2011, which was primarily attributable to increases in net sales in Chile and the United Kingdom as well as a net increase of five international retail stores.

We had 295 domestic stores and 54 international retail stores as of February 15, 2013, and we currently plan to open approximately 30 to 35 stores in 2013. We closed five domestic stores and two international concept stores in 2012, and we closed three domestic stores and one international concept store in 2011. We periodically review all of our stores for impairment. During 2012, we did not record an impairment charge. During 2011, we recorded an impairment charge of $1.5 million related to eleven of our underperforming domestic stores. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.

Our e-commerce net sales increased $1.8 million to $21.9 million for 2012, a 9.2% increase compared to sales of $20.1 million for 2011. Our e-commerce sales made up approximately 1% of our consolidated net sales for 2012 and 2011.

Gross profit

Gross profit for 2012 increased $59.6 million to $683.3 million from $623.7 million for 2011. Gross profit as a percentage of net sales, or gross margin, increased to 43.8% in 2012 from 38.8% for 2011. Our domestic wholesale segment gross profit increased $56.9 million, or 30.6%, to $242.9 million for 2012 from $186.0 million for 2011. Domestic wholesale margins increased to 37.2% for 2012 from 27.0% for 2011, which was primarily attributable to sales of more full-priced product in the second half of 2012 and reduced close-outs of shape-ups and toning products as well as inventory write-downs in 2012 as compared to 2011.

Gross profit for our international wholesale segment decreased $29.7 million, or 15.2%, to $166.5 million for 2012 compared to $196.2 million for 2011. Gross margins were 38.5% for 2012 compared to 40.3% for 2011. The decrease in gross margins for our international wholesale segment was primarily attributable to decreased sales in our European subsidiaries, which achieved higher gross margins than our international wholesale sales through our foreign distributors. International wholesale sales through our foreign subsidiaries historically have achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 44.7% for 2012 as compared to 46.5% for 2011. Gross margins for our distributor sales were 25.3% for 2012 as compared to 25.4% for 2011.

Gross profit for our retail segment increased $32.2 million, or 13.9%, to $264.0 million for 2012 as compared to $231.8 million for 2011. Gross margins for all stores were 58.2% for 2012 compared to 56.5% for 2011. Gross margins for our domestic stores were 58.6% for 2012 as compared to 56.8% for 2011. Gross margins for our international stores were 56.1% for 2012 as compared to 54.7% for 2011. The increases in domestic and overall retail margins were primarily due to higher average selling prices and positive comparable sales as a result of reduced sales of discounted toning products in the first half of 2012 and increased sales of our newer products in the second half of 2012.

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

Selling expenses

Selling expenses decreased by $17.1 million, or 11.2%, to $134.9 million for 2012 from $152.0 million for 2011. As a percentage of net sales, selling expenses were 8.7% and 9.5% for 2012 and 2011, respectively. The decrease in selling expenses was primarily the result of lower advertising expenses. Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and point-of-purchase costs.

General and administrative expenses

General and administrative expenses decreased by $79.9 million, or 13.0%, to $533.2 million for 2012 from $613.1 million for 2011. As a percentage of sales, general and administrative expenses were 34.2% and 38.2% for 2012 and 2011, respectively. The decrease in general and administrative expenses was primarily attributable to reduced legal settlements of $43.1 million following our settlement with the Federal Trade Commission in 2011, reduced professional fees of $19.6 million following this settlement and reduced costs of $12.5 million related to a reduction in temporary staffing at our domestic distribution center, which was partially offset by increased depreciation expense of $4.5 million, and increased rent expense of $3.7 million primarily attributable to an additional 32 stores in comparison to the prior year. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $119.3 million and $114.2 million for 2012 and 2011, respectively.

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

We believe that we have established our presence in most major domestic retail markets. We opened 25 domestic retail stores and four international retail stores in 2012, while closing five domestic stores and two international stores. During 2013, we currently plan to open between 30 and 35 stores.

Interest income

Interest income for 2012 decreased $1.3 million to $0.6 million as compared to $1.9 million for 2011. The decrease in interest income was primarily due lower cash balances and unfavorable currency translations as compared to 2011.

Interest expense

Interest expense for 2012 was incurred on amounts owed to our foreign manufacturers and the financing of our domestic distribution center and related equipment, which increased $5.4 million to $13.3 million as compared to $7.9 million for 2011. The increase was primarily due to interest on the financing of our domestic distribution center and related equipment being recorded as an expense in 2012, while such interest related to the financing of our distribution center was capitalized until the facility was completed in November 2011.

Gain on disposal of assets

Gain on disposal of assets for 2012 decreased $9.8 million to a loss of $0.2 million as compared to a gain of $9.6 million primarily related to the $9.9 million gain on the sale of our Ontario, California distribution center in 2011.

Income taxes

The effective tax rate for 2012 was (0.4%) as compared to 48.4% for 2011. Income tax benefit for 2012 was $39,000 compared to $63.5 million for 2011. The decrease in the effective tax rate was primarily due to decreased domestic losses and increased profitability in foreign jurisdictions with lower tax rates.

Income taxes were computed using the effective tax rates applicable to each of our domestic and international taxable jurisdictions. The rate for 2012 was lower than the expected domestic federal and state rate of approximately 40% primarily due the tax benefit from the rate differential on our non-U.S. subsidiary earnings in lower tax rate jurisdictions, and our planned permanent reinvestment of undistributed earnings from our non-U.S. subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries. As of December 31, 2012, withholding and U.S. taxes have not been recorded on approximately $171.2 million of cumulative undistributed earnings.

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for 2012 increased $1.1 million to expense of $1.0 million as compared to income of $0.1 million for 2011. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Net sales

Net sales for 2011 were $1.606 billion, which was a decrease of $400.9 million, or 20.0%, compared to net sales of $2.007 billion for 2010. The decrease in net sales was primarily attributable to lower sales in our domestic wholesale segment due to reduced sales of toning products and lower average selling prices for our products partially offset by higher sales in our international wholesale segment.

Our domestic wholesale net sales decreased $443.8 million, or 39.2%, to $688.2 million in 2011 compared to $1.132 billion in 2010. The decrease in our domestic wholesale segment was broad-based and across key divisions primarily due to overall lower demand for toning footwear and a weak U.S. retail environment. The largest decrease in our domestic wholesale segment came in our women’s and men’s toning divisions. The average selling price per pair within the domestic wholesale segment decreased to $20.49 per pair for 2011 from $24.33 in 2010, as a result of the sell-through of our excess toning inventory. The decrease in the domestic wholesale segment’s net sales also resulted from a 27.8% unit sales volume decrease to 33.6 million pairs in 2011 from 46.5 million pairs in 2010.

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

Income taxes

The effective tax rate for 2011 was 48.4% as compared to 30.6% in 2010. Income tax benefit for 2011 was $63.5 million compared to expense of $60.2 million for 2010. As a result of the net operating loss realized in 2011, we carried back these losses to prior tax years and in 2012 received a refund of approximately $52.0 million of income taxes previously paid.

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

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for 2011 decreased $0.4 million to loss of $0.1 million as compared to income of $0.3 million for the same period in 2010. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at December 31, 2012 was $647.8 million, an increase of $68.9 million from working capital of $578.9 million at December 31, 2011. Our cash at December 31, 2012 was $325.8 million compared to $351.1 million at December 31, 2011. This decrease in cash of $25.3 million was the result of increased inventory levels of $111.8 million and increased receivables of $37.0 million, which was partially offset by reduced prepaid expenses of $60.3 million, reduced capital expenditures, the refinancing of our domestic distribution center and an increase in net earnings. Our primary sources of operating cash are customer collections and retail sales collections. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and debt service payments.

During 2012, net cash used in operating activities was $3.4 million compared to net cash provided of $164.9 million for 2011. The decrease in net cash provided by operating activities in 2012 in comparison to 2011 was the result of increased inventory levels due to new products and to support the increase in our retail store count and increased receivable balances resulting from increased revenues for the fourth quarter of 2012 as compared to 2011, partially offset by increased earnings and reduced prepaid expenses.

Net cash used in investing activities was $52.5 million for 2012 as compared to $105.1 million in 2011. The decrease in cash used in investing activities in 2012 as compared to 2011 was the result of decreased capital expenditures. Capital expenditures for 2012 were approximately $52.5 million, which consisted of $26.9 million of development costs for our new distribution center, $6.6 million in warehouse equipment upgrades, and $16.0 million for new store openings and remodels. This was compared to capital expenditures of $122.2 million in the prior year, which primarily consisted of new store openings and remodels and development costs for our new distribution center. We expect our ongoing capital expenditures for the remainder of 2013 to be between $10 million and $15 million, which include opening 30 to 35 retail stores, store remodels and investments in information technology. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Net cash provided by financing activities was $29.8 million during 2012 compared to $60.4 million during 2011. The decrease in cash provided by financing activities was primarily attributable to reduced borrowings from the refinancing of our domestic distribution center as compared to 2011, when we completed the construction of the building and completed the financing on the distribution center equipment.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution facility in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to November 16, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the JV, (iii) repay a loan to the JV of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, and (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, with (v) $0.8 million used for loan fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We were in compliance with all debt covenant provisions related to the Loan Agreement as of the date of this annual report. We had $79.9 million outstanding under the Loan Agreement and the Modification, which is included in long-term borrowings on December 31, 2012. We paid commitment fees of $0.6 million on the Loan, which are being amortized to interest expense over the three-year life of the Loan.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. We had $58.2 million outstanding under the Notes, which is included in long-term borrowings on December 31, 2012. We paid commitment fees of $825,000 on this loan, which are being amortized to interest expense over the five-year life of the Notes.

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

We had outstanding short-term and long-term borrowings of $142.6 million as of December 31, 2012, of which $58.2 million relates to notes payable for warehouse equipment for our new distribution center that are secured by the equipment, $82.0 million relates to our construction loans for our new distribution center and the remaining balance primarily relates to our joint venture in China.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through December 31, 2013 and for the foreseeable future. We did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries on approximately $171.2 million of cumulative undistributed earnings as of December 31, 2012. However, in connection with our current strategies, we will incur significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2012 (In thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Short-term borrowings (1)	$2,425	$2,425	$0	$0	$0
Long-term borrowings (1)	154,741	16,879	122,460	14,822	580
Operating lease obligations (2)	801,043	109,608	194,350	152,046	345,039
Purchase obligations (3)	320,387	320,387	0	0	0
Minimum payments related to other arrangements	3,068	2,579	489	0	0

Total (4)	$1,281,664	$451,878	$317,299	$166,868	$345,619

(1)	Amounts include anticipated interest payments based on interest rates currently in effect.
(2)

Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices and European distribution center. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. Payments for these lease terms are provided for by cash flows generated from operations and existing cash balances.

(3)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $87.7 million, (ii) outstanding letters of credit of $3.2 million and (iii) open purchase commitments with our foreign manufacturers for $229.5 million. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(4)

Our consolidated balance sheet as of December 31, 2012, included $10.2 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

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

Allowance for bad debts, returns, sales allowances and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services, financial statements issued by the customer and our experience with the account, and it is adjusted accordingly. When a customer’s account becomes significantly past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowance for bad debts, returns, sales allowances and customer chargebacks are recorded against revenue.

We also reserve for potential disputed amounts or chargebacks from our customers. Our chargeback reserve is based on a collectibility percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and allowances based on historical trends.

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or region. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable balance were $230.6 million and $196.4 million and the allowance for bad debts, returns, sales allowances and customer chargebacks was $16.9 million and $20.4 million, at December 31, 2012 and 2011, respectively. The Company’s credit losses due to write-off’s for the years ended December 31, 2012, 2011 and 2010 were $1.5 million, $7.0 million and $4.8 million, respectively.

Inventory write-downs. Inventories are stated at the lower of cost or market. We continually review our inventory for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based upon historical sales experience on a style by style basis. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $348.1 million and $238.7 million and our inventory reserve was $9.1 million and $12.3 million, at December 31, 2012 and 2011, respectively.

Valuation of long-lived assets. When circumstances warrant, we test for recoverability of the asset groups’ carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group in determining the fair value of each asset group. We evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount based upon our assessment of the following events or changes in circumstances:

•

macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•

industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, or a change in the market for an entity’s products or services, or a regulatory or political development;

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation;

•

events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit;

•	a sustained decrease in share price.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. In addition, we prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. Management reviews both quantitative and qualitative factors to asses if a triggering event occurred. For the years ended December 31, 2012 and 2010, respectively we did not record an impairment charge. For the year ended December 31, 2011, we recorded a $1.5 million impairment charge for eleven of our underperforming domestic stores and $1.6 million for intangible assets.

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would depend on additional information or new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the likelihood and amount (or range of loss) on a large portion of our remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable in outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2012, we had net deferred tax assets of $57.4 million reduced by a valuation allowance of $14.6 million against loss carry-forwards not expected to be utilized by certain foreign subsidiaries.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2012 and 2011, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. Interest rates charged on our long-term debt are based on either the prime rate of interest or the LIBOR, and changes in the either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2012 we had $2.4 million and $79.9 million of outstanding short-term and long-term borrowings, respectively subject to changes in interest rates; however, we do not expect that any changes will have a material impact on our financial condition or results of operations.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s revenues, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. We do not currently engage in hedging activities with respect to such exchange rate risks. A 200 basis point reduction in the exchange rates used to calculate foreign currency translations at December 31, 2012 would have reduced the values of our net investments by approximately $7.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Skechers U.S.A., Inc.:

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Skechers U.S.A., Inc. as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013, expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of Skechers U.S.A., Inc.

/s/ KPMG LLP

Los Angeles, California
March 1, 2013

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$325,826	$351,144
Trade accounts receivable, less allowances of $16,922 in 2012 and $20,423 in 2011	213,697	176,018
Other receivables	7,491	6,636

Total receivables	221,188	182,654
Inventories	339,012	226,407
Prepaid expenses and other current assets	27,755	88,005
Deferred tax assets	26,531	39,141

Total current assets	940,312	887,351
Property, plant and equipment, at cost, less accumulated depreciation and amortization	362,446	376,446
Goodwill and other intangible assets, less accumulated amortization	3,242	4,148
Deferred tax assets	16,387	530
Other assets, at cost	17,833	13,413

Total non-current assets	399,908	394,537

TOTAL ASSETS	$1,340,220	$1,281,888

LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$11,668	$10,059
Short-term borrowings	2,425	50,413
Accounts payable	241,525	231,000
Accrued expenses	36,923	16,994

Total current liabilities	292,541	308,466
Long-term borrowings, excluding current installments	128,517	76,531
Deferred tax liabilities	73	4,364

Total non-current liabilities	128,590	80,895

Total liabilities	421,131	389,361
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 39,021 and 37,959 shares issued and outstanding at December 31, 2012 and 2011, respectively	39	38
Class B Common Stock, $.001 par value; 60,000 shares authorized; 11,274 and 11,297 shares issued and outstanding at December 31, 2012 and 2011, respectively	11	11
Additional paid-in capital	336,278	320,877
Accumulated other comprehensive loss	(2,400)	(894)
Retained earnings	542,041	532,529

Skechers U.S.A., Inc. equity	875,969	852,561
Noncontrolling interests	43,120	39,966

Total equity	919,089	892,527

TOTAL LIABILITIES AND EQUITY	$1,340,220	$1,281,888

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Net sales	$1,560,321	$1,606,016	$2,006,868
Cost of sales	876,995	982,268	1,094,962

Gross profit	683,326	623,748	911,906
Royalty income, net	7,104	7,558	4,568

	690,430	631,306	916,474

Operating expenses:
Selling	134,920	152,000	186,738
General and administrative	532,373	569,164	532,996
Legal settlements	818	43,935	1,172

	668,111	765,099	720,906

Earnings (loss) from operations	22,319	(133,793)	195,568

Other income (expense):
Interest income	559	1,851	2,802
Interest expense	(13,324)	(7,853)	(3,022)
Gain (loss) on disposal of assets	(216)	9,632	44
Gain (loss) on foreign currency transactions	1,135	(884)	1,211

	(11,846)	2,746	1,035

Earnings (loss) before income taxes (benefit)	10,473	(131,047)	196,603
Income tax expense (benefit)	(39)	(63,467)	60,198

Net earnings (loss)	10,512	(67,580)	136,405
Less: Net earnings (loss) attributable to noncontrolling interests	1,000	(96)	257

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$9,512	$(67,484)	$136,148

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$0.19	$(1.39)	$2.87

Diluted	$0.19	$(1.39)	$2.78

Weighted average shares used in calculating earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	49,495	48,491	47,433

Diluted	49,942	48,491	49,050

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net earnings (loss)	$10,512	$(67,580)	$136,405
Other comprehensive income (loss), net of tax:
Loss on foreign currency translation adjustment, net of tax	(1,251)	(4,843)	(4,657)

Comprehensive income (loss)	9,261	(72,423)	131,748
Less: Comprehensive income attributable to noncontrolling interests.	1,255	220	683

Comprehensive income (loss) attributable to Skechers U.S.A., Inc.	$8,006	$(72,643)	$131,065

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS’
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2009	34,229	12,360	$34	$13	$272,662	$9,348	$463,865	$745,922	$3,448	$749,370
Net earnings	--	--	--	--	--	--	136,148	136,148	257	136,405
Foreign currency translation adjustment	--	--	--	--	--	(5,083)	--	(5,083)	426	(4,657)
Capital contribution	--	--	--	--	--	--	--	--	33,500	33,500
Stock compensation expense	--	--	--	--	13,739	--	--	13,739	--	13,739
Proceeds from issuance of common stock under the employee stock purchase plan	103	--	--	--	2,143	--	--	2,143	--	2,143
Proceeds from issuance of common stock under the employee stock option plan	1,513	--	2	--	11,895	--	--	11,897	--	11,897
Tax benefit of stock options exercised	--	--	--	--	9,042	--	--	9,042	--	9,042
Shares redeemed for employee tax withholdings	--	--	--	--	(5,604)	--	--	(5,604)	--	(5,604)
Conversion of Class B Common Stock into
Class A Common Stock	1,049	(1,049)	1	(2)	--	--	--	(1)	--	(1)

Balance at December 31, 2010	36,894	11,311	$37	$11	$303,877	$4,265	$600,013	$908,203	$37,631	$945,834
Net loss	--	--	--	--	--	--	(67,484)	(67,484)	(96)	(67,580)
Foreign currency translation adjustment	--	--	--	--	--	(5,159)	--	(5,159)	316	(4,843)
Capital contribution	--	--	--	--	--	--	--	--	2,115	2,115
Stock compensation expense	--	--	--	--	14,320	--	--	14,320	--	14,320
Proceeds from issuance of common stock under the employee stock purchase plan	178	--	--	--	2,023	--	--	2,023	--	2,023
Proceeds from issuance of common stock under the employee stock option plan	873	--	1	--	1,297	--	--	1,298	--	1,298
Tax benefit of stock options exercised	--	--	--	--	(640)	--	--	(640)	--	(640)
Conversion of Class B Common Stock into
Class A Common Stock	14	(14)	--	--	--	--	--	--	--	--

Balance at December 31, 2011	37,959	11,297	$38	$11	$320,877	$(894)	$532,529	$852,561	$39,966	$892,527
Net earnings	--	--	--	--	--	--	9,512	9,512	1,000	10,512
Foreign currency translation adjustment	--	--	--	--	--	(1,506)	--	(1,506)	255	(1,251)
Contribution from noncontrolling interest of consolidated entity	--	--	--	--	--	--	--	--	3,501	3,501
Distribution to noncontrolling interest of consolidated entity	--	--	--	--	--	--	--	--	(1,602)	(1,602)
Stock compensation expense	--	--	--	--	11,527	--	--	11,527	--	11,527
Proceeds from issuance of common stock under the employee stock purchase plan	186	--	--	--	2,374	--	--	2,374	--	2,374
Proceeds from issuance of common stock under the employee stock option plan	853	--	1	--	1,050	--	--	1,051	--	1,051
Tax benefit of stock options exercised	--	--	--	--	450	--	--	450	--	450
Conversion of Class B Common Stock into
Class A Common Stock	23--	(23)	--	--	--	--	--	--	--	--

Balance at December 31, 2012	39,021	11,274	$39	$11	$336,278	$(2,400)	$542,041	$875,969	$43,120	$919,089

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss) attributable to Skechers, U.S.A., Inc.	$9,512	$(67,484)	$136,148
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities: provided by (used in) operating activities:
Noncontrolling interests in subsidiaries	1,000	(96)	257
Depreciation of property, plant and equipment	41,542	33,652	24,707
Amortization of deferred financing costs	1,195	1,128	1,482
Amortization of intangible assets	906	1,580	1,683
Provision for bad debts and returns	1,112	5,882	6,212
Tax benefits from share-based compensation	(78)	(640)	0
Non-cash share-based compensation	11,527	14,320	13,739
Deferred income taxes	(7,538)	(7,863)	(5,170)
Inventory write-down	0	9,971	0
Loss (gain) on disposal of property, plant and equipment	216	(9,632)	36
Impairment of property, plant and equipment	0	1,481	0
Impairment of intangible assets	0	1,649	0
(Increase) decrease in assets:
Receivables	(36,989)	86,114	(50,040)
Inventories	(111,813)	160,241	(172,417)
Prepaid expenses and other current assets	60,266	(38,247)	(21,402)
Other assets	(4,955)	3,291	(7,571)
Increase (decrease) in liabilities:
Accounts payable	9,958	(18,074)	32,829
Accrued expenses	20,692	(12,354)	(7,872)

Net cash (used in) provided by operating activities	(3,447)	164,919	(47,379)

Cash flows from investing activities:
Capital expenditures	(52,452)	(122,238)	(82,269)
Maturities of investments	0	0	30,000
Proceeds from the sale of property, plant and equipment	0	17,100	0
Intangible additions	0	(10)	(41)

Net cash (used in) investing activities	(52,452)	(105,148)	(52,310)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	3,425	3,321	14,040
Shares redeemed for employee tax withholdings	0	0	(5,604)
Contributions from noncontrolling interest of consolidated entity	3,501	2,115	3,500
Distribution to noncontrolling interest of consolidated entity	(1,602)	0	0
Excess tax benefits from share-based compensation	528	0	9,042
(Decrease) increase in short-term borrowings	(47,998)	31,958	16,271
Proceeds from long-term debt	82,143	37,326	39,293
Payments on long-term debt	(10,243)	(14,287)	(9,121)

Net cash provided by financing activities	29,754	60,433	67,421

Net (decrease) increase in cash and cash equivalents	(26,145)	120,204	(32,268)
Effect of exchange rates on cash and cash equivalents	827	(2,618)	151

Cash and cash equivalents at beginning of year	351,144	233,558	265,675

Cash and cash equivalents at end of year	$325,826	$351,144	$233,558

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$11,812	$7,692	$3,438
Income taxes paid (recovered)	(48,706)	15,772	87,063
Non-cash transactions:
Land contribution from noncontrolling interest	0	0	30,000
Note payable contribution from noncontrolling interest	0	0	17,358

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 and 2010

(1)  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	The Company and Basis of Presentation

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear. The Company also operates 354 retail stores and an e-commerce business as of December 31, 2012.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During the year ended December 31, 2012, the Company recorded an adjustment to increase rent expense by $1.9 million, or $1.1 million net of tax relating to percentage and deferred rent for the periods ending December 31, 2008 through December 31, 2011. These adjustments were immaterial both in the current year and in prior years.

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

The Company has equity interests in several joint ventures that were established either to distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (VIE)’s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIE’s the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2012 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

	December 31, 2012	December 31, 2011
HF Logistics-SKX, LLC
Current assets	$5,239	$11,400
Noncurrent assets	133,235	132,925

Total assets	$138,474	$144,325

Current liabilities	$1,958	$62,076
Noncurrent liabilities	80,678	18,297

Total liabilities	$82,636	$80,373

	December 31, 2012	December 31, 2011
Distribution joint ventures (1)
Current assets	$34,781	$28,028
Noncurrent assets	7,978	7,225

Total assets	$42,759	$35,253

Current liabilities	$13,222	$12,495
Noncurrent liabilities	34	73

Total liabilities	$13,256	$12,568

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited and Skechers South Asia Private Limited.

Noncontrolling interest income (loss) was $1.0 million, ($0.1) million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, which represents the share of net earnings or loss that is attributable to the Company’s joint venture partners. HF Logistics-SKX, LLC made a cash capital distribution of $1.6 million during the year ended December 31, 2012. Our distribution joint venture partners made cash capital contributions of $3.5 and $2.1 million during the year ended December 31, 2012 and 2011, respectively.

(d)	Business Segment Information

Skechers’ operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, retail and e-commerce sales. Information regarding these segments is summarized in Note 12.

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

(f)	Allowance for Bad Debts, Returns, Sales Allowances and Customer Chargebacks

The Company provides a reserve charged against revenue against its receivables for estimated losses that may result from its customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services, financial statements issued by the customer and the Company’s experience with the account, and it is adjusted accordingly. When a customer’s account becomes significantly past due, the Company generally places a hold on the account and discontinues further shipments to that customer, minimizing further risk of loss. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and its customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.

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

Goodwill and intangible assets are measured for impairment at least annually and more often when events indicate that impairment exists. Intellectual property, which include purchased intellectual property, artwork and design, trade name and trademark are amortized over their useful lives ranging from 1–10 years, generally on a straight-line basis. Intangible assets, which were primarily allocated to the domestic wholesale segment, as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Intellectual property	$7,840	$7,840
Goodwill	1,575	1,575
Less accumulated amortization	(6,173)	(5,267)

Total Intangible Assets	$3,242	$4,148

We recorded amortization expense of $2.1 million, $2.7 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, in general and administrative expenses. The Company did not record impairment charges during the years ended December 31, 2012 or December 31, 2010. The Company recorded $1.6 million in impairment charges during the year ended December 31, 2011.

(m)	Long-Lived Assets

Long-lived assets such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews both quantitative and qualitative factors to assess if a triggering event occurred. The Company prepares a summary of store cash flows from our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record impairment charges during the year ended December 31, 2012 or December 31, 2010. The Company recorded $1.5 million in impairment charges during the year ended December 31, 2011.

(n)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was approximately $103.9 million, $119.3 million and $154.6 million, respectively. Prepaid advertising costs were $3.8 million and $4.7 million at December 31, 2012 and 2011, respectively. Prepaid amounts outstanding at December 31, 2012 and 2011, represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created which had not run as of December 31, 2012 and 2011, respectively.

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

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating earnings (loss) per share (in thousands):

	Years Ended December 31,
Basic earnings (loss) per share	2012	2011	2010

Net earnings (loss)	$9,512	$(67,484)	$136,148
Weighted average common shares outstanding	49,495	48,491	47,433
Basic earnings (loss) per share	$0.19	$(1.39)	$2.87

	Years Ended December 31,
Diluted earnings (loss) per share	2012	2011	2010

Net earnings (loss)	$9,512	$(67,484)	$136,148
Weighted average common shares outstanding	49,495	48,491	47,433
Dilutive stock options	447	0	1,617

Weighted average common shares outstanding	49,942	48,491	49,050

Diluted earnings (loss) per share	$0.19	$(1.39)	$2.78

There were no options excluded from the computation of diluted earnings per share for the year ended December 31, 2012, or 2010, respectively.

(p)	Product Design and Development Costs

The Company charges all product design and development costs to general and administrative expenses when incurred. Product design and development costs aggregated approximately $9.5 million, $15.9 million and $12.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Comprehensive income consists of net earnings (loss), foreign currency translation adjustments. Comprehensive income is presented in the consolidated statements comprehensive income (loss). Components of accumulated other comprehensive income (loss) consist of foreign currency translation adjustments and income (loss) attributable to non-controlling interests. The Company operates internationally through several foreign subsidiaries. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period of translation. The resulting translation adjustments along with translation adjustments related to intercompany loans of a long-term nature are included in the translation adjustment in other comprehensive income (loss).

  (2)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 is summarized as follows (in thousands):

	2012	2011

Land	$59,113	$59,113
Buildings and improvements	173,691	172,959
Furniture, fixtures and equipment	184,722	177,443
Leasehold improvements	154,828	139,051

Total property, plant and equipment	572,354	548,566
Less accumulated depreciation and amortization	209,908	172,120

Property, plant and equipment, net	$362,446	$376,446

The Company capitalized $4.2 million and $2.1 million of interest expense during 2011 and 2010, respectively, relating to the construction of our corporate headquarters and equipment for our domestic distribution facility, which was completed in 2011.

  (3)   ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011

Accrued inventory purchases	$18,368	$1,518
Accrued payroll and related taxes	18,425	15,399
Accrued interest	130	77

Accrued expenses	$36,923	$16,994

    (4)   LINE OF CREDIT AND SHORT-TERM BORROWINGS

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of seven banks that replaced the previous $150 million credit agreement. On November 5, 2009, March 4, 2010 and May 3, 2011, we entered into three successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (1.00%, 1.25% or 1.50% for Base Rate loans and 2.00%, 2.25% or 2.50% for LIBOR loans). We pay a monthly unused line of credit fee of 0.375% or 0.5% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized to interest expense over the life of the facility.

(5)  LONG-TERM BORROWINGS

Long-term debt at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Note payable to bank, due in monthly installments of $357.0 (includes principal and interest), variable rate interest at 3.96%, secured by property, balloon payment of $76,976 due November 2015	$79,916	$0
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	29,010	34,259
Note payable to bank, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	29,213	34,005
Loan from HF Logistics I, LLC	0	18,297
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed rate interest at 5.24%, maturity date of July 2019	2,036	0
Capital lease obligations	10	29

Subtotal	140,185	86,590
Less current installments	11,668	10,059

Total long-term debt	$128,517	$76,531

The aggregate maturities of long-term borrowings at December 31, 2012 are as follows:

2013	$11,668
2014	12,028
2015	101,407
2016	14,198
2017	328
Thereafter	556

$140,185

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of our long-term debt as of December 31, 2012.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution facility in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to November 16, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the JV, (iii) repay a loan to the JV of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, and (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, with (v) $0.8 million used for loan fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We had $79.9 million outstanding under the Loan Agreement and the Modification, which is included in long-term borrowings on December 31, 2012. We paid commitment fees of $0.6 million on the Loan, which are being amortized to interest expense over the life of the Loan.

On December 29, 2010, the Company entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the

“Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of December 31, 2012, the total outstanding amount on these notes was $58.2 million. We paid commitment fees of $825,000 on this loan, which are being amortized to interest expense over the five-year life of the facility.

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

There were no stock options granted under the Equity Incentive Plan or the 2007 Plan during 2012, 2011 or 2010. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $1.9 million, $1.2 million and $20.9 million, respectively.

(c)	Stock-Based Payment Awards

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	SHARES	WEIGHTED AVERAGE OPTION EXERCISE PRICE

Outstanding at December 31, 2009	1,505,694	$ 12.01
Granted	0	0
Exercised	(1,030,516)	12.53
Cancelled	(23,870)	4.10

Outstanding at December 31, 2010	451,308	11.26
Granted	0	0
Exercised	(137,197)	9.46
Cancelled	(107,711)	20.55

Outstanding at December 31, 2011	206,400	7.62
Granted	0	0
Exercised	(149,489)	7.03
Cancelled	(4,215)	6.95

Outstanding at December 31, 2012	52,696	$ 9.34

There was no unrecognized compensation cost related to stock option shares as of December 31, 2012 and 2011, respectively.

A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the period ended December 31, 2012 is presented below:

	SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2009	2,158,644	$17.86
Granted	139,000	30.38
Vested	(804,315)	17.96
Cancelled	0	0

Nonvested at December 31, 2010	1,493,329	18.97
Granted	10,000	21.00
Vested	(735,337)	18.95
Cancelled	(27,499)	18.74

Nonvested at December 31, 2011	740,493	19.02
Granted	281,000	17.58
Vested	(704,160)	18.58
Cancelled	(33,000)	27.60

Nonvested at December 31, 2012	284,333	$17.69

As of December 31, 2012, a total of 4,868,881 shares remain available for grant as equity awards under the 2007 Plan.

There was $4.7 million and $11.3 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2012 and 2011, respectively. That cost is expected to be recognized over a weighted average period of 3.7 years and 0.9 years, respectively. The total fair value of shares vested during the period ended December 31, 2012 and 2011 was $13.1 million and $13.9 million, respectively.

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

During 2012, 2011 and 2010, 186,199 shares, 178,189 shares and 103,430 shares were issued under the 2008 ESPP for which the Company received approximately $2.4 million, $2.0 million and $2.1 million, respectively.

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

During 2012, 2011 and 2010, certain Class B stockholders converted 22,880 shares, 13,640 shares and 1,049,005 shares, respectively, of Class B Common Stock to Class A Common Stock.

(8)  INCOME TAXES

The provisions for income tax expense (benefit) were as follows (in thousands):

	2012	2011	2010

Federal:
Current	$(67)	$(53,696)	$45,304
Deferred	(6,381)	(1,896)	(2,090)

Total federal	(6,448)	(55,592)	43,214

State:
Current	1,796	(241)	8,535
Deferred	(307)	(10,522)	473

Total state	1,489	(10,763)	9,008

Foreign:
Current	5,325	(1,027)	11,529
Deferred	(405)	3,915	(3,553)

Total foreign	4,920	2,888	7,976

Total income taxes (benefit)	$(39)	$(63,467)	$60,198

Income taxes differ from the statutory tax rates as applied to earnings (loss) before income taxes as follows (in thousands):

	2012	2011	2010

Expected income tax expense (benefit)	$3,666	$(45,866)	$68,811
State income tax, net of federal benefit	1,406	(7,320)	6,590
Rate differential on foreign income	(8,752)	(11,808)	(16,398)
Change in unrecognized tax benefits	(149)	2,906	(160)
Non-deductible expenses	194	168	569
Prior year R&D credit claims	0	(6,253)	0
Other	79	304	(197)
Change in valuation allowance	3,517	4,402	983

Total provision (benefit) for income taxes	$(39)	$(63,467)	$60,198

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in thousands):

DEFERRED TAX ASSETS:	2012	2011

Deferred tax assets—current:
Inventory adjustments	$8,184	$8,741
Accrued legal settlement	0	19,344
Accrued expenses	16,082	13,664
Allowances for bad debts and chargebacks	6,751	5,867

Total current assets	31,017	47,616

Deferred tax assets-long term:
Loss carryforwards	50,399	37,177
Business credit carryforward	5,034	5,452
Share-based compensation	191	1,131
Valuation allowance	(14,599)	(11,082)

Total long term assets	41,025	32,678

Total deferred tax assets	72,042	80,294

Deferred tax liabilities-current:
Prepaid expenses	4,486	8,475

Deferred tax liabilities - long term:
Depreciation on property, plant and equipment	24,711	36,512

Total deferred tax liabilities	29,197	44,987

Net deferred tax assets	$42,845	$35,307

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Consolidated U.S. income (loss) before income taxes was $(27.4) million, $(162.0) million and $127.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The corresponding income before income taxes for non-U.S. based operations was $37.9 million, $31.0 million and $68.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The U.S. net operating loss for the year ended December 31, 2011 was carried back to offset federal taxable income for 2009 and 2010, generating tax refunds of approximately $52.0 million in the first quarter of 2012. The U.S. net operating loss for the year ended December 31, 2012, along with the remaining unused net operating loss carryback from December 31, 2011, can be carried forward to reduce future taxable income. These net operating losses can be carried forward for 20 years and do not begin to expire until 2032. As of December 31, 2012 and 2011, no valuation allowance against the related deferred tax asset has been set up for these loss carry-forwards as it is believed the loss carry-forwards will be fully utilized in reducing future taxable income.

As of December 31, 2012 and 2011, the Company had combined foreign operating loss carry-forwards available to reduce future taxable income of approximately $52.1 million and $38.9 million, respectively. Some of these net operating losses expire beginning in 2014; however others can be carried forward indefinitely. As of December 31, 2012 and 2011, a valuation allowance against deferred tax assets of $14.6 million and $11.1 million, respectively, had been set up for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

As of December 31, 2012, withholding and U.S. taxes have not been provided on approximately $171.2 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.

The balance of unrecognized tax benefits included in net prepaid expenses in the consolidated balance sheets decreased by $0.7 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Beginning balance	$10,948	$9,325
Additions for current year tax positions	464	595
Additions for prior year tax positions	24	2,206
Reductions for prior year tax positions	(6)	(177)
Settlement of uncertain tax positions	(301)	(1,001)
Reductions related to lapse of statute of limitations	(908)	0

Ending balance	$10,221	$10,948

If recognized, $9.9 million of unrecognized tax benefits would be recorded as a reduction in income tax expense.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled $0.2 million for the year ended December 31, 2012, $0.6 million for the year ended December 31, 2011, and less than $0.1 million for year ended December 31, 2010. Accrued interest and penalties were $1.6 million and $1.6 million as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, the Company’s tax filings are generally subject to examination in the U.S. and several Asian and European tax jurisdictions for years ending on or after December 31, 2007. During the year, the Company reduced the balance of 2012 and prior year unrecognized tax benefits by $0.9 million as a result of expiring statutes. It is reasonably possible that the statute of limitations will lapse for federal and state jurisdictions during 2013, which would reduce the balance of 2012 and prior year unrecognized tax benefits by $1.0 million.

The Company is currently under examination by the IRS for the 2008 and 2009 tax years. The Company is also under examination by a number of states. During the year ended December 31, 2012, settlements were reached with certain state tax jurisdictions which reduced the balance of 2012 and prior year unrecognized tax benefits by $0.3 million. It is reasonably possible that certain federal and state examinations could be settled during the next twelve months which would reduce the balance of 2012 and prior year unrecognized tax benefits by $2.8 million.

(9)  BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subject the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $111.8 million and $90.9 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2012 and 2011, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $118.8 million and $105.5 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2012 and 2011, respectively. International net sales amounted to $496.0 million, $546.0 million and $484.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s credit losses due to write-offs for the years ended December 31, 2012, 2011 and 2010 were $1.5 million, $7.0 million and $4.8 million, respectively.

Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $387.2 million and $325.3 million at December 31, 2012 and 2011, respectively.

During 2012, 2011 and 2010, no customer accounted for 10.0% or more of net sales. No customer accounted for more than 10% of net trade receivables at December 31, 2012 or December 31, 2010, respectively. One customer accounted for 12.5% and another accounted for 10.0% of net trade receivables at December 31, 2011. During 2012, 2011 and 2010, net sales to our five largest customers were approximately 18.1%, 17.8% and 24.9%, respectively.

The Company’s top five manufacturers produced the following for the years ended December 31, 2012, 2011 and 2010, respectively:

	Years Ended December 31,
	2012	2011	2010

Manufacturer #1	33.5%	30.8%	34.7%
Manufacturer #2	9.2%	11.5%	13.0%
Manufacturer #3	6.7%	7.7%	9.4%
Manufacturer #4	6.6%	6.6%	8.7%
Manufacturer #5	5.6%	5.9%	4.8%

	61.6%	62.5%	70.6%

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

The Company did not make a contribution to the plan for the years ended December 31, 2012 and 2011, respectively. The Company’s cash contributions to the plan amounted to $1.3 million during the year ended December 31, 2010.

(11)  COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company leases facilities under operating lease agreements expiring through November 2031. The Company pays taxes, maintenance and insurance in addition to the lease obligations. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through September 2016. Rent expense for the years ended December 31, 2012, 2011 and 2010 approximated $88.7 million, $85.0 million and $74.5 million, respectively.

The Company also leases certain property, plant and equipment under capital lease agreements requiring monthly installment payments through June 2013.

Minimum lease payments, which takes into account escalation clauses, are recognized on a straight-line basis over the minimum lease term. Subsequent adjustments to our lease payments due to changes in an existing index, usually the consumer price index, are typically included in our calculation of the minimum lease payments when the adjustment is known. Reimbursements for leasehold improvements are recorded as liabilities and are amortized over the lease term. Lease concessions, in our case, usually a free rent period, are considered in the calculation of our minimum lease payments for the minimum lease term.

Future minimum lease payments under noncancellable leases at December 31, 2012 are as follows (in thousands):

	CAPITAL LEASES	OPERATING LEASES
Year ending December 31:
2013	$10	$109,608
2014	0	100,654
2015	0	93,697
2016	0	83,613
2017	0	68,432
Thereafter	0	345,039

	$10	$801,043

(b)	Litigation

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

In accordance with U.S. generally accepted accounting principles, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. During the fourth quarter ended December 31, 2011, the Company reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters. Additionally, the Company recorded a pre-tax expense of $5 million in legal and professional fees related to the aforementioned matters, which was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2011. On May 16, 2012, the Company announced that it had settled all domestic legal proceedings relating to advertising claims made in connection with marketing its toning shoe products, including Shape-ups. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that the Company had violated any law, and with no fines or penalties being imposed—it made payments in the aggregate amount of $45 million and expects to pay a maximum of $5 million in class action attorneys’ fees to settle the domestic advertising lawsuits and related claims brought by the FTC and states’ Attorneys General for 44 states and the District of Columbia (“SAG”). The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012, and consent judgments have been approved and entered in the 45 SAG actions. On August 13 and 17, 2012, the United States District Court for the Western District of Kentucky entered orders that preliminarily approved a nationwide consumer class action settlement and scheduled a hearing date for final approval on March 19, 2013. Although the Company believes the $50 million global settlement reflects the current estimated range of loss, the consumer class action settlement has not obtained final Court approval and therefore it is not possible to predict the final outcome of the related proceedings or any other pending legal proceedings. Consequently, the final exposure and costs associated with pending legal proceedings could have a further material adverse impact on the Company’s result of operations or financial position.

(c)	Product and Other Financing

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.0% for 30- to 60- day financing. The amounts outstanding under these arrangements at December 31, 2012 and 2011 were $87.7 million and $71.8 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3.8 million in 2012, $3.2 million in 2011, and $2.1 million in 2010. The Company has open purchase commitments with our foreign manufacturers of $229.5 million, which are not included in the accompanying consolidated balance sheets.

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

	2012	2011	2010
Net sales
Domestic wholesale	$652,651	$688,194	$1,131,929
International wholesale	432,163	487,296	436,637
Retail	453,600	410,458	410,695
E-commerce	21,907	20,068	27,607

Total	$1,560,321	$1,606,016	$2,006,868

	2012	2011	2010
Gross profit
Domestic wholesale	$242,931	$186,010	$460,355
International wholesale	166,454	196,248	181,528
Retail	264,010	231,835	255,894
E-commerce	9,931	9,655	14,129

Total	$683,326	$623,748	$911,906

	2012	2011
Identifiable assets
Domestic wholesale	$820,253	$844,383
International wholesale	367,005	304,025
Retail	152,795	133,081
E-commerce	167	399

Total	$1,340,220	$1,281,888

	2012	2011	2010
Additions to property, plant and equipment
Domestic wholesale	$33,488	$92,496	$57,375
International wholesale	2,939	2,236	4,241
Retail	16,025	27,506	20,653

Total	$52,452	$122,238	$82,269

Geographic Information

The following summarizes our operations in different geographic areas for the year indicated:

	2012	2011	2010
Net Sales (1)
United States	$1,064,298	$1,059,990	$1,522,187
Canada	49,460	48,057	54,476
Other International (2)	446,563	497,969	430,205

Total	$1,560,321	$1,606,016	$2,006,868

	2012	2011
Property, plant and equipment
United States	$345,202	$358,405
Canada	1,252	1,179
Other International (2)	15,992	16,862

Total	$362,446	$376,446

(1)

The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, Netherlands, Japan, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in India, China, Hong Kong, Malaysia, Singapore and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)

Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, Vietnam and Japan.

(13)  RELATED PARTY TRANSACTIONS

The Company paid approximately $162,000, $188,000, and $319,000 during 2012, 2011 and 2010, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and four other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2012.

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the years ended December 31, 2012 and 2011, respectively, the Company contributed $1.0 million and $1.3 million, respectively, to the Foundation to use for various charitable causes.

The Company had receivables from officers and employees of $0.4 million and $0.3 million at December 31, 2012 and 2011, respectively. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards. These receivables are short-term and are expected to be repaid within a reasonable period of time. We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.

(14)  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2012, to assess the need for potential recognition or disclosure in this filing. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements.

(15)  SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial data are as follows (in thousands):

2012	MARCH 31	JUNE 30	SEPTEMBER30	DECEMBER 31
Net sales	$351,274	$384,001	$429,429	$395,617
Gross profit	155,696	171,342	187,824	168,464
Net earnings (loss)	(3,666)	(1,782)	11,004	3,956

Net earnings (loss) per share:
Basic	$(0.07)	$(0.04)	$0.22	$0.08
Diluted	(0.07)	(0.04)	0.22	0.08

2011	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$476,234	$434,351	$412,183	$283,248
Gross profit	192,610	143,330	175,195	112,613
Net earnings (loss)*	11,808	(29,916)	8,285	(57,661)

Net earnings (loss) per share:
Basic	$0.24	$(0.62)	$0.17	$(1.18)
Diluted	0.24	(0.62)	0.17	(1.18)

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective, at the reasonable assurance level as of such time.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that:

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of December 31, 2012, our internal control over financial reporting is effective.

Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is set forth below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2012. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Skechers U.S.A., Inc.:

We have audited the internal control over financial reporting of Skechers U.S.A., Inc. (the Company) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Skechers U.S.A., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related financial statement schedule, and our report dated March 1, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
March 1, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 46 of this annual report on Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 73 of this annual report on Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2012, 2011, and 2010

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO REVENUE COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF PERIOD
Year-ended December 31, 2010:
Allowance for chargebacks	$1,943	$2,993	$(1,909)	$3,027
Allowance for doubtful accounts	4,328	1,782	(465)	5,645
Reserve for sales returns and allowances	8,090	1,437	1,498	11,025
Reserve for shrinkage	200	1,100	(1,100)	200
Reserve for obsolescence	3,455	0	(17)	3,438
Year-ended December 31, 2011:
Allowance for chargebacks	$3,027	$1,463	$(2,150)	$2,340
Allowance for doubtful accounts	5,645	5,560	(874)	10,331
Reserve for sales returns and allowances	11,025	(1,141)	(2,132)	7,752
Reserve for shrinkage	200	1,100	(1,000)	300
Reserve for obsolescence	3,438	9,971	(1,450)	11,959
Year-ended December 31, 2012:
Allowance for chargebacks	$2,340	$1,357	$(896)	$2,801
Allowance for doubtful accounts	10,331	186	(3,350)	7,167
Reserve for sales returns and allowances	7,752	(431)	(367)	6,954
Reserve for shrinkage	300	1,300	(1,300)	300
Reserve for obsolescence	11,959	931	(4,041)	8,849

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.1(b)**	Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1(c)**	Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.5(a)**	Amendment No. 1 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9+	Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission on November 16, 2010).

10.9(a)	Amendment Number One to Credit Agreement dated November 5, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission on November 16, 2010).

10.9(b)	Amendment Number Two to Credit Agreement dated March 4, 2010, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.9(c)+	Amendment Number Three to Credit Agreement dated May 3, 2011, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2011).

10.10	Schedule 1.1 of Defined Terms to the Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, Bank of America, N.A., and Banc of America Securities LLC (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2009).

10.11	Amended and Restated Limited Liability Company Agreement dated April 12, 2010 between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company. (incorporated by reference to exhibit number 10.11 of the Registrant’s Form 10-K for the year ended December 31, 2011).

10.12	Construction Loan Agreement dated as of April 30, 2010, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank FSB, as a lender. (incorporated by reference to exhibit number 10.12 of the Registrant’s Form 10-K for the year ended December 31, 2011).

10.12(a)	Modification to Construction Loan Agreement And Other Loan Documents dated November 16, 2012, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, Raymond James Bank, N.A., as a lender, and Onewest Bank, FSB, as a lender (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).

10.13	Master Loan and Security Agreement, dated December 29, 2010, by and between the Registrant and Banc of America Leasing & Capital, LLC (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.14	Equipment Security Note, dated December 29, 2010, by and among the Registrant, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.15	Equipment Security Note, dated June 30, 2011, by and among the Registrant, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2011).

10.16	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.17(a)	First Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.17(b)	Second Amendment to Lease Agreement, dated April 12, 2010, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17(c)	Assignment of Lease Agreement, dated April 12, 2010, between HF Logistics I, LLC and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17(d)	Third Amendment to Lease Agreement, dated August 18, 2010, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.18	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.19	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.20	Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief dated July 12, 2012, between the Registrant and the Federal Trade Commission (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2012).

10.21	Agreed Final Consent Judgment dated May 16, 2012, between the Registrant and the State of Tennessee, with a schedule of the additional states, including the District of Columbia, in which such consent judgments have been approved that are substantially identical in all material respects, except as noted on the schedule (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2012).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document.

101.SCH****	XBRL Taxonomy Extension Schema Document.

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB****	Taxonomy Extension Label Linkbase Document.

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 1st day of March 2013.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
Robert Greenberg

/s/ Michael Greenberg	President and Director	March 1, 2013
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	March 1, 2013
David Weinberg	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Jeffrey Greenberg	Director	March 1, 2013
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	March 1, 2013
Geyer Kosinski

/s/ Morton D. Erlich	Director	March 1, 2013
Morton D. Erlich

/s/ Richard Siskind	Director	March 1, 2013
Richard Siskind

/s/ Thomas Walsh	Director	March 1, 2013
Thomas Walsh

/s/ Rick Rappaport	Director	March 1, 2013
Rick Rappaport