Form 10-Q
period 2013-03-31
SKECHERS USA INC
filed 2013-05-15
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2013: 39,336,387.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2013: 11,257,854.

EXPLANATORY NOTE

As previously disclosed, on April 8, 2013, KPMG LLP (“KPMG”), notified Skechers U.S.A., Inc., or the Company, that KPMG was resigning, effective immediately, as the Company’s independent accountant. KPMG stated it had concluded it was not independent because of alleged insider trading in the Company’s securities by one of KPMG’s former partners who was the KPMG engagement partner on the Company’s audit for the 2011 and 2012 fiscal years. KPMG advised the Company it resigned as the Company’s independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to the Company’s financial statements, its accounting practices, the integrity of the Company’s management or for any other reason.

As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation on April 8, 2013, KPMG notified the Company its independence has been impaired and had no option but to withdraw its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. The Company’s Audit Committee and management continue to believe that the Company’s financial statements covering the referenced periods fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and that the Company’s internal control over financial reporting was effective during these periods.

On April 24, 2013, the Company’s Audit Committee approved the appointment of BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2013 and to re-audit the Company’s financial statements for the fiscal years ended December 31, 2011 and 2012. The Company’s unaudited interim financial statements for the quarter ended March 31, 2013 that are presented in this quarterly report have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) rules. The Company expects our independent registered public accounting firm to have the re-audits of the Company’s December 31, 2011 and 2012 financial statements completed by the end of the third quarter of 2013.

See Notes 1, General—Basis of Presentation, and 12, Subsequent Events, to the Condensed Consolidated Financial Statements for information on the matters discussed above.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31, 2013	(Unaudited) December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$264,661	$325,826
Trade accounts receivable, less allowances of $18,000 in 2013 and $16,922 in 2012	283,442	213,697
Other receivables	7,119	7,491

Total receivables	290,561	221,188
Inventories	253,659	339,012
Prepaid expenses and other current assets	26,646	27,755
Deferred tax assets	26,532	26,531

Total current assets	862,059	940,312
Property, plant and equipment, at cost, less accumulated depreciation and amortization	361,400	362,446
Goodwill and other intangible assets, less accumulated amortization	3,016	3,242
Deferred tax assets	15,261	16,387
Other assets, at cost	20,316	17,833

Total non-current assets	399,993	399,908

TOTAL ASSETS	$1,262,052	$1,340,220

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$11,754	$11,668
Short-term borrowings	3,044	2,425
Accounts payable	162,024	241,525
Accrued expenses	30,455	36,923

Total current liabilities	207,277	292,541
Long-term borrowings, excluding current installments	125,545	128,517
Deferred tax liabilities	72	73

Total non-current liabilities	125,617	128,590

Total liabilities	332,894	421,131
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 shares authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 39,038 and 39,021 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	39	39
Class B Common Stock, $.001 par value; 60,000 shares authorized; 11,258 and 11,274 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	336,857	336,278
Accumulated other comprehensive loss	(2,535)	(2,400)
Retained earnings	548,721	542,041

Skechers U.S.A., Inc. equity	883,093	875,969
Noncontrolling interests	46,065	43,120

Total equity	929,158	919,089

TOTAL LIABILITIES AND EQUITY	$1,262,052	$1,340,220

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended March 31,
	2013	2012

Net sales	$451,621	$351,274
Cost of sales	258,889	195,578

Gross profit	192,732	155,696
Royalty income, net	1,770	1,136

	194,502	156,832

Operating expenses:
Selling	37,696	30,349
General and administrative	141,468	130,877

	179,164	161,226

Earnings (loss) from operations	15,338	(4,394)

Other income (expense):
Interest income	71	245
Interest expense	(2,620)	(2,966)
Other, net	(2,923)	(140)

Total other income (expense)	(5,472)	(2,861)

Earnings (loss) before income tax expense (benefit)	9,866	(7,255)
Income tax expense (benefit)	2,278	(3,845)

Net earnings (loss)	7,588	(3,410)
Less: Net earnings attributable to noncontrolling interests	908	256

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$6,680	$(3,666)

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$0.13	$(0.07)

Diluted	$0.13	$(0.07)

Weighted average shares used in calculating net earnings (loss) per share attributable to Skechers U.S.A, Inc.:
Basic	50,295	49,265

Diluted	50,492	49,265

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three-Months Ended March 31,
	2013	2012

Net earnings (loss)	$7,588	$(3,410)
Other comprehensive income:
(Loss) gain on foreign currency translation adjustment, net of tax	(75)	4,696

Comprehensive income	7,513	1,286
Less: Comprehensive income attributable to noncontrolling interests	968	409

Comprehensive income attributable to Skechers U.S.A., Inc.	$6,545	$877

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three-Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$7,588	$(3,410)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	10,415	9,750
Amortization of deferred financing costs	300	238
Amortization of intangible assets	226	226
Provision for (recovery of) bad debts and returns	1,862	(671)
Tax benefits from share-based compensation	0	(183)
Non-cash share-based compensation	579	3,485
(Gain) on disposal of property, plant and equipment	(1)	0
Deferred income tax	1,125	0
(Increase) decrease in assets:
Receivables	(70,553)	(47,267)
Inventories	84,934	13,148
Prepaid expenses and other current assets	1,017	51,811
Other assets	(3,005)	139
Increase (decrease) in liabilities:
Accounts payable	(80,634)	19,319
Accrued expenses	(6,568)	2,990

Net cash (used in) provided by operating activities	(52,715)	49,575

Cash flows from investing activities:
Capital expenditures	(7,774)	(11,588)

Net cash used in investing activities	(7,774)	(11,588)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	0	7
Payments on long-term debt	(2,880)	(2,468)
Increase in short-term borrowings	603	4,119
Contributions from non-controlling interest of consolidated entity	3,152	0
Distributions to non-controlling interest of consolidated entity	(1,175)	0

Net cash (used in) provided by financing activities	(300)	1,658

Net increase (decrease) in cash and cash equivalents	(60,789)	39,645
Effect of exchange rates on cash and cash equivalents	(376)	827
Cash and cash equivalents at beginning of the period	325,826	351,144

Cash and cash equivalents at end of the period	$264,661	$391,616

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,467	$1,422
Income taxes	1,588	(54,140)

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

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

As a result of the alleged insider trading activity by its now former partner and KPMG LLP’s (“KPMG”) resulting resignation on April 8, 2013, KPMG notified the Company its independence had been impaired and it had no option but to withdraw its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence. The Company’s Audit Committee and management continue to believe that the Company’s financial statements covering 2012 fairly present, in all material respects, the financial condition and results of operations of the Company as of December 31, 2012 and that the Company’s internal control over financial reporting was effective during this period. The accompanying condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, should be read in conjunction with the unaudited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The condensed consolidated balance sheet as of December 31, 2012 was derived from the financial statements previously audited by KPMG, who have resigned as our prior independent registered public accounting firm. See Note 12, Subsequent Events. The Company’s Audit Committee and management continue to believe that the interim financial information presented herein fairly present, in all material respects, the financial condition and results of operations of the Company as of March 31, 2013. As a result of the audit opinions on the Company’s financial statements being withdrawn for the 2011 and 2012 fiscal years, as of April 8, 2013, the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Notwithstanding these circumstances the Company’s Audit Committee and management believe that it is prudent to file this Quarterly Report on Form 10-Q to provide the financial and other information set forth herein to the Company’s stockholders and other interested parties. The Company plans to file amendments to its Annual Reports on Form 10-K for the 2011 and 2012 fiscal years as soon as practicable following the completion of the re-audit of the financial statements for 2011 and 2012 by BDO USA, LLP (“BDO”), who was appointed as the Company’s new independent registered public accounting firm on April 24, 2013.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments are considered Level 1 assets, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and approximates fair value due to the relatively short maturity of such instruments.

The carrying amount of the Company’s long-term borrowings are considered Level 2 liabilities and approximate fair value based upon current rates and terms available to the Company for similar debt.

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

Non-controlling interests

The Company has equity interests in several joint ventures that were established either to distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (VIE)’s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIE’s the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2013 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	March 31, 2013	December 31, 2012

Current assets	$2,671	$5,239
Noncurrent assets	134,492	133,235

Total assets	$137,163	$138,474

Current liabilities	$2,632	$1,958
Noncurrent liabilities	80,357	80,678

Total liabilities	$82,989	$82,636

Distribution joint ventures (1)	March 31, 2013	December 31, 2012

Current assets	$41,908	$34,781
Noncurrent assets	8,655	7,978

Total assets	$50,563	$42,759

Current liabilities	$13,716	$13,222
Noncurrent liabilities	33	34

Total liabilities	$13,749	$13,256

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited and Skechers South Asia Private Limited.

Noncontrolling interest income was $0.9 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively, which represents the share of net earnings that is attributable to the Company’s joint venture partners. HF Logistics-SKX, LLC made capital distributions of $1.2 million during the quarter ended March 31, 2013. Our distribution joint venture partners made cash capital contributions of $3.2 million during the quarter ended March 31, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. (“ASU 2013-02”) This standard does not change the current requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of Accumulated Other Comprehensive Income in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard was effective prospectively for interim and annual reporting periods beginning after December 15, 2012. Our adoption of ASU 2013-02 did not have a material impact on our condensed consolidated financial statements.

(2) REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Wholesale and e-commerce sales are recognized on a net sales basis, which reflects allowances for estimated returns, sales allowances, discounts, chargebacks and amounts billed for shipping and handling costs. The Company recognizes revenue from retail sales at the point of sale. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are recorded when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as a cost of sales.

Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product. Typically, at each quarter-end we receive correspondence from our licensees indicating the actual sales for the period. This information is used to calculate and record the related royalties based on the terms of the agreement.

(3) SHARE-BASED COMPENSATION

For stock-based awards we have recognized compensation expense based on the grant date fair value. Share-based compensation expense was $0.6 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively.

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	52,696	$9.34
Granted	0	0
Exercised	0	0
Cancelled	0	0

Outstanding at March 31, 2013	52,696	9.34	1.0 years	$622,561

Exercisable at March 31, 2013	52,696	9.34	1.0 years	$622,561

A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the three months ended March 31, 2013 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	284,333	$17.69
Granted	15,000	18.75
Vested	0	0
Cancelled	0	0

Nonvested at March 31, 2013	299,333	17.75

As of March 31, 2013, there was $4.7 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 3.4 years.

(4) EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Basic earnings (loss) per share	2013	2012
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$6,680	$(3,666)

Weighted average common shares outstanding	50,295	49,265
Basic earnings (loss) per share attributable to Skechers U.S.A., Inc.	$0.13	$(0.07)

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
Diluted earnings (loss) per share	2013	2012
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$6,680	$(3,666)

Weighted average common shares outstanding	50,295	49,265
Dilutive effect of stock options	197	0

Weighted average common shares outstanding	50,492	49,265

Diluted earnings (loss) per share attributable to Skechers U.S.A., Inc.	$0.13	$(0.07)

There were no options excluded in the computation of diluted earnings per share for the three months ended March 31, 2013. There were no options included in the computation of diluted earnings per share for the three months ended March 31, 2012 because their effect would have been anti-dilutive.

(5) INCOME TAXES

The Company’s effective tax rate was 23.1% as compared to a benefit of 53.0% for the three months ended March 31, 2013 and 2012, respectively. Income tax expense for the three months ended March 31, 2013 was $2.3 million compared to benefit of $3.8 million for the same period in 2012.

The tax provision for the three months ended March 31, 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The tax provision for the three-month period ended March 31, 2012 was calculated utilizing our actual effective tax rate because the Company believed that the actual year-to-date effective tax rate was the best estimate of the annual tax rate in accordance with ASC 740-270. The estimated effective tax rate, for the three months ended March 31, 2013, is subject to management’s ongoing review and revision, if necessary. The rate for the three months ended March 31, 2013 is lower than the statutory federal rate of 35% due to federal and state income tax credits and our earnings in lower tax rate foreign jurisdictions and its planned permanent reinvestment of undistributed earnings from its foreign subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of its foreign subsidiaries.

(6) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $3.8 million and $3.2 million of outstanding letters of credit and $3.0 million and $2.4 million in short-term borrowings as of March 31, 2013 and December 31, 2012, respectively.

Long-term debt is as follows (in thousands):

	March 31, 2013	December 31, 2012
Note payable to banks, due in monthly installments of $355.0 (includes principal and interest), variable rate interest at 3.95%, secured by property, balloon payment of $76,976 due November 2015	$79,664	$79,916
Note payable to banks, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	27,669	29,010
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	27,991	29,213
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed rate interest at 5.24%, maturity date of July 2019	1,970	2,036
Capital lease obligations	5	10

Subtotal	137,299	140,185
Less: current installments	11,754	11,668

Total long-term debt	$125,545	$128,517

(7) LITIGATION

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

In accordance with U.S. generally accepted accounting principles, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. During the fourth quarter ended December 31, 2011, the Company reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters. Additionally, the Company recorded a pre-tax expense of $5 million in legal and professional fees related to the aforementioned matters, which was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2011. On May 16, 2012, the Company announced that it had settled all domestic legal proceedings relating to advertising claims made in connection with marketing its toning shoe products, including Shape-ups. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that the Company had violated any law, and with no fines or penalties being imposed—it made payments in the aggregate amount of $45 million and expects to pay a maximum of $5 million in class action attorneys’ fees to settle the domestic advertising lawsuits and related claims brought by the FTC and states’ Attorneys General for 44 states and the District of Columbia (“SAG”). The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012, and consent judgments have been approved and entered in the 45 SAG actions. On May 13, 2013 the United States District Court for the Western District of Kentucky entered an order finally approving the nationwide consumer class action settlement. Although the Company believes the $50 million global settlement reflects the current estimated range of loss, the time period in which to appeal the Court’s final approval order has not yet expired and therefore it is not possible to predict the final outcome of the related proceedings or any other pending legal proceedings. Consequently, the final exposure and costs associated with pending legal proceedings could have a further material adverse impact on the Company’s result of operations or financial position.

(8) STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2013, 16,236 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2012, 22,880 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to the non-controlling interests (in thousands):

	Three-Months Ended March 31,
	2013	2012
Non-controlling interest, January 1	$43,120	$39,966
Net earnings attributable to non-controlling interest	908	256
Foreign currency translation adjustment	60	153
Capital contribution from non-controlling interest	3,152	0
Capital distribution to non-controlling interest	(1,175)	0

Non-controlling interest, March 31	$46,065	$40,375

(9) SEGMENT AND GEOGRAPHIC REPORTING INFORMATION

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

	Three-Months Ended March 31,
	2013	2012
Net sales
Domestic wholesale	$192,562	$133,716
International wholesale	141,765	117,504
Retail	111,199	95,138
E-commerce	6,095	4,916

Total	$451,621	$351,274

	Three-Months Ended March 31,
	2013	2012
Gross margins
Domestic wholesale	$66,817	$51,872
International wholesale	58,799	47,623
Retail	64,237	54,062
E-commerce	2,879	2,139

Total	$192,732	$155,696

	March 31, 2013	December 31, 2012
Identifiable assets
Domestic wholesale	$777,395	$820,253
International wholesale	326,332	367,005
Retail	157,988	152,795
E-commerce	337	167

Total	$1,262,052	$1,340,220

	Three-Months Ended March 31,
	2013	2012
Additions to property, plant and equipment
Domestic wholesale	$2,072	$4,133
International wholesale	227	559
Retail	5,475	6,896

Total	$7,774	$11,588

Geographic Information:

The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three-Months Ended March 31,
	2013	2012
Net sales (1)
United States	$294,542	$221,177
Canada	16,914	12,291
Other international (2)	140,165	117,806

Total	$451,621	$351,274

	March 31, 2013	December 31, 2012
Property, plant and equipment
United States	$344,939	$345,202
Canada	1,123	1,252
Other international (2)	15,338	15,992

Total	$361,400	$362,446

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, Belgium, the Netherlands, Japan, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, Thailand and India that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.
(2)	Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Malaysia, Singapore, Thailand, Vietnam, India and Japan.

(10) BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $156.9 million and $111.8 million before allowances for bad debts, sales returns and chargebacks at March 31, 2013 and December 31, 2012, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $144.5 million and $118.8 million before allowance for bad debts, sales returns and chargebacks at March 31, 2013 and December 31, 2012, respectively. The Company’s credit losses due to write-offs (recoveries) for the three months ended March 31, 2013 and 2012 were $0.5 million and $(0.3) million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $346.9 million and $387.2 million at March 31, 2013 and December 31, 2012, respectively.

The Company’s net sales to its five largest customers accounted for approximately 18.0% and 17.8% of total net sales for the three months ended March 31, 2013 and 2012, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2013 or 2012. No customer accounted for more than 10% of net trade receivables at March 31, 2013 or 2012.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2013 and 2012, respectively:

	Three-Months Ended March 31,
	2013	2012

Manufacturer #1	31.1%	34.9%
Manufacturer #2	8.8%	8.8%
Manufacturer #3	8.1%	7.7%
Manufacturer #4	5.5%	5.0%
Manufacturer #5	5.0%	4.9%

	58.5%	61.3%

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

(11) RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. The Company contributed $0.3 million to the Foundation to use for various charitable causes during both the three months ended March 31, 2013 and 2012.

(12) SUBSEQUENT EVENTS

On April 8, 2013, KPMG notified the Company that KPMG was resigning, effective immediately, as the Company’s independent accountant. KPMG stated it had concluded it was not independent because of alleged insider trading in the Company’s securities by one of KPMG’s former partners who was the KPMG engagement partner on the Company’s audit for the 2011 and 2012 fiscal years. KPMG advised the Company it resigned as the Company’s independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to the Company’s financial statements, its accounting practices, the integrity of the Company’s management or for any other reason.

As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation on April 8, 2013, KPMG notified the Company its independence had been impaired and it had no option but to withdraw its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2011 and 2012, and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. The Company’s Audit Committee and management continue to believe that the Company’s financial statements covering the referenced periods fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and that the Company’s internal control over financial reporting was effective during these periods.

On April 24, 2013, the Company’s Audit Committee approved the appointment of BDO as the Company’s new independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2013 and to re-audit the Company’s financial statements for the fiscal years ended December 31, 2011 and 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2012.

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

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of the Company’s future performance. Factors that might cause or contribute to such differences include:

•	the resignation of our former independent registered public accounting firm, and its withdrawal of its audit reports with respect to certain of our historical financial statements;

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

•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2012 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our net sales increased for the first three months of 2013, compared to the same period in 2012, due to increased sales across several key divisions. We saw the largest sales increases in our Women’s Sport, Men’s USA, BOB’s and On-the-Go divisions. Gross margins decreased to 42.7% for the three months ended March 31, 2013 from 44.3% for the same period in the prior year due to a product mix that resulted in lower average selling prices, and lower margins in our domestic wholesale division, which included a one-time $2.5 million credit to an account that had purchased a significant portion of our excess toning inventory. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013.

We have four reportable segments—domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross profit. The largest portion of our revenue is derived from the domestic wholesale segment.

Revenues as a percentage of net sales were as follows:

	Three Months Ended March 31,
	2013	2012
Percentage of revenues by segment
Domestic wholesale	42.6%	38.1%
International wholesale	31.4%	33.4%
Retail	24.6%	27.1%
E-commerce	1.4%	1.4%

Total	100%	100%

As of March 31, 2013, we owned 299 domestic retail stores and 54 international retail stores, and we have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2013, we opened one domestic concept store, one domestic outlet store, one domestic warehouse store, one international concept store, and we closed three domestic concept stores, one domestic outlet store and one international concept store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2013, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 28 to 32 stores, and (v) completing the re-audit of our 2011 and 2012 financial statements and to be current in our filings with the Securities and Exchange Commission by the end of the third quarter of 2013.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended March 31,
	2013		2012
Net sales	$451,621	100.0%	$351,274	100.0%
Cost of sales	258,889	57.3	195,578	55.7

Gross profit	192,732	42.7	155,696	44.3
Royalty income, net	1,770	0.4	1,136	0.3

	194,502	43.1	156,832	44.6

Operating expenses:
Selling	37,696	8.4	30,349	8.6
General and administrative	141,468	31.3	130,877	37.3

	179,164	39.7	161,226	45.9

Earnings (loss) from operations	15,338	3.4	(4,394)	(1.3)
Interest income	71	0	245	0
Interest expense	(2,620)	(0.6)	(2,966)	(0.8)
Other, net	(2,923)	(0.6)	(140)	0

Earnings (loss) before income tax expense (benefit)	9,866	2.2	(7,255)	(2.1)
Income tax expense (benefit)	2,278	0.5	(3,845)	(1.1)

Net earnings (loss)	7,588	1.7	(3,410)	(1.0)
Less: Net earnings attributable to non-controlling interests	908	0.2	256	0

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$6,680	1.5%	$(3,666)	(1.0)%

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Net sales

Net sales for the three months ended March 31, 2013 were $451.6 million, an increase of $100.3 million, or 28.6%, as compared to net sales of $351.3 million for the three months ended March 31, 2012. The increase in net sales was primarily attributable to increased sales in our domestic and international wholesale segments; however, we saw improvements in all of our business segments due to the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $58.9 million, or 44.0%, to $192.6 million for the three months ended March 31, 2013, from $133.7 million for the three months ended March 31, 2012. The increase in our domestic wholesale segment was due to strong sales and significant growth in several key divisions. We had significant net sales increases in our Men’s and Women’s Sport, Men’s USA, BOB’s and On-the-GO lines. The average selling price per pair within the domestic wholesale segment decreased to $20.53 per pair for the three months ended March 31, 2013 from $20.98 per pair for the same period last year. The increase in the domestic wholesale segment’s net sales came on a 47.1% unit sales volume increase to 9.4 million pairs for the three months ended March 31, 2013 from 6.4 million pairs for the same period in 2012.

Our international wholesale segment sales increased $24.3 million, or 20.7%, to $141.8 million for the three months ended March 31, 2013, compared to sales of $117.5 million for the three months ended March 31, 2012. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $16.6 million, or 18.1%, to $108.6 million for the three months ended March 31, 2013 compared to net sales of $92.0 million for the three months ended March 31, 2012. The largest sales increases during the quarter came from our subsidiaries in Canada, Chile and our joint ventures in China, Hong Kong and India. Our distributor sales increased $7.6 million to $33.1 million for the three months ended March 31, 2013, a 29.9% increase from sales of $25.5 million for the three months ended March 31, 2012. The largest sales increases during the quarter were a result of our distributor sales in Panama and United Arab Emirates.

Our retail segment sales increased $16.1 million to $111.2 million for the three months ended March 31, 2013, a 16.9% increase over sales of $95.1 million for the three months ended March 31, 2012. The increase in retail sales was primarily attributable to increased comparable sales and a net increase of 14 stores compared to the same period last year. For the three months ended March 31, 2013, we realized positive comparable store sales of 11.3% in our domestic retail stores and 19.4% in our international retail stores. During the three months ended March 31, 2013, we opened one domestic concept store, one domestic outlet store, one domestic warehouse store, one international concept store, and we closed three domestic concept stores, one domestic outlet store and one international concept store. Our domestic retail sales increased 16.2% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to positive comparable store sales and a net increase of nine domestic stores. Our international retail sales increased 21.6% for the three months ended March 31, 2013 compared to the same period in 2012, which was attributable to positive comparable store sales and a net increase of five international stores.

Our e-commerce sales increased $1.2 million, or 24.0%, to $6.1 million for the three months ended March 31, 2013 from $4.9 million for the three months ended March 31, 2012. Our e-commerce sales made up approximately 1% of our consolidated net sales in the three months ended March 31, 2013 and 2012.

Gross profit

Gross profit for the three months ended March 31, 2013 increased $37.0 million to $192.7 million as compared to $155.7 million for the three months ended March 31, 2012. Gross profit as a percentage of net sales, or gross margin, decreased to 42.7% for the three months ended March 31, 2013 from 44.3% for the same period in the prior year. Our domestic wholesale segment gross profit increased $14.9 million, or 28.8%, to $66.8 million for the three months ended March 31, 2013 compared to $51.9 million for the three months ended March 31, 2012. Domestic wholesale margins decreased to 34.7% in the three months ended March 31, 2013 from 38.8% for the same period in the prior year. The decrease in domestic wholesale margins was due to lower average selling prices and margins in our domestic wholesale division which included a one-time $2.5 million credit to an account that had purchased a significant portion of our excess toning inventory. This credit was issued due to various issues relating to market conditions, pricing and the amount of toning inventory in the market place.

Gross profit for our international wholesale segment increased $11.2 million, or 23.5%, to $58.8 million for the three months ended March 31, 2013 compared to $47.6 million for the three months ended March 31, 2012. Gross margins were 41.5% for the three months ended March 31, 2013 compared to 40.5% for the three months ended March 31, 2012. The increase in gross margins for the international wholesale segment was primarily attributable to increased sales in our subsidiaries, which achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 46.3% for the three months ended March 31, 2013 as compared to 44.6% for the three months ended March 31, 2012. Gross margins for our distributor sales were 25.6% for the three months ended March 31, 2013 as compared to 26.0% for the three months ended March 31, 2012.

Gross profit for our retail segment increased $10.1 million, or 18.8%, to $64.2 million for the three months ended March 31, 2013 as compared to $54.1 million for the three months ended March 31, 2012. Gross margins for all stores were 57.8% for the three months ended March 31, 2013 as compared to 56.8% for the three months ended March 31, 2012. Gross margins for our domestic stores were 58.4% for the three months ended March 31, 2013 as compared to 57.4% for the three months ended March 31, 2012. Gross margins for our international stores were 53.8% for the three months ended March 31, 2013 as compared to 53.0% for the three months ended March 31, 2012. The increase in gross margins was primarily due to reduced sales of discounted toning products combined with increased sales of our newer products as compared to the prior year period.

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

Selling expenses

Selling expenses increased by $7.4 million, or 24.2%, to $37.7 million for the three months ended March 31, 2013 from $30.3 million for the three months ended March 31, 2012. As a percentage of net sales, selling expenses were 8.4% and 8.6% for the three months ended March 31, 2013 and 2012, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $5.5 million and increased sales commissions of $1.3 million for the three months ended March 31, 2013.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $10.6 million, or 8.1%, to $141.5 million for the three months ended March 31, 2013 from $130.9 million for the three months ended March 31, 2012. As a percentage of sales, general and administrative expenses were 31.3% and 37.3% for the three months ended March 31, 2013 and 2012, respectively. The $10.6 million increase in general and administrative expenses was primarily attributable to higher warehouse and distribution costs of $3.0 million due to increased sales, higher outside service fees of $1.8 million and higher salaries of $1.6 million. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $35.5 million and $31.5 million for the three months ended March 31, 2013 and 2012, respectively.

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

Interest income

Interest income was $0.1 million for the three months ended March 31, 2013 compared to $0.2 million for the same period in 2012. The decrease in interest income was primarily the result of lower cash balances.

Interest expense

Interest expense was $2.6 million for the three months ended March 31, 2013 compared to $3.0 million for the same period in 2012. The decrease was primarily due to decreased interest paid on loans for our domestic distribution center and domestic warehouse equipment. Interest expense was incurred primarily on our loans for our domestic distribution center and related equipment and amounts owed to our foreign manufacturers.

Other, net

Other expense, net increased $2.8 million to $2.9 million for the three months ended March 31, 2013 as compared to $0.1 million for the same period in 2012. The increase in other expense was primarily due to a foreign currency translation loss of $3.0 million due to a stronger dollar when our short-term intercompany investments in our foreign subsidiaries were translated into U.S. dollars.

Income taxes

Our effective tax rate was 23.1% compared to a benefit of 53.0% for the three months ended March 31, 2013 and 2012, respectively. Income tax expense for the three months ended March 31, 2013 was $2.3 million compared to a benefit of $3.8 million for the same period in 2012. The decrease in the effective tax rate and income tax expense was primarily due to the return to profitability in 2013.

The tax provision for the three months ended March 31, 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The tax provision for the three-month period ended March 31, 2012, was calculated utilizing our actual effective tax rate because we believe that the actual year-to-date effective tax rate was the best estimate of the annual tax rate in accordance with ASC 740-270. The estimated effective tax rate, for the three months ended March 31, 2013, is subject to management’s ongoing review and revision, if necessary. We expect our ongoing effective annual tax rate in 2013 to be approximately 25 percent. The rate for the three months ended March 31, 2013 is lower than the statutory federal rate of 35% due to federal and state income tax credits and our earnings in lower tax rate foreign jurisdictions and our planned permanent reinvestment of undistributed earnings from our foreign subsidiaries, thereby indefinitely postponing their repatriation to the United States. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interest in net income of consolidated subsidiaries

Non-controlling interest for the three months ended March 31, 2013 increased $0.6 million to $0.9 million as compared to $0.3 million for the same period in 2012. Non-controlling interest represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2013 was $654.8 million, an increase of $7.0 million from working capital of $647.8 million at December 31, 2012. Our cash at March 31, 2013 was $264.7 million compared to $325.8 million at December 31, 2012. The decrease in cash and cash equivalents of $61.1 million was primarily the result increased receivables of $70.6 million and decreased payables of $80.6 million and partially offset by decreased inventory of $84.9 million and an increase in net earnings. Our primary sources of operating cash flows are customer collections and retail sales collections. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, capital expenditures and debt service payments.

For the three months ended March 31, 2013, net cash used by operating activities was $52.7 million compared to net cash provided by of $49.6 million for the three months ended March 31, 2012. The decrease in net cash provided by operating activities in the three months ended March 31, 2013 as compared to the same period in the prior year was primarily the result of increased receivables and decreased payables partially offset by reduced inventories and increased earnings.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2013 as compared to $11.6 million for the three months ended March 31, 2012. The decrease in net cash used in investing activities for the three months ended March 31, 2013 as compared to the same period in the prior year was the result of lower capital expenditures. Capital expenditures for the three months ended March 31, 2013 were approximately $7.8 million, which primarily consisted of $5.5 million for several new store openings and remodels. This was compared to capital expenditures of $11.6 million for the three months ended March 31, 2012, which consisted of new store openings and remodels, development costs for our distribution center, and warehouse equipment upgrades. We expect our ongoing capital expenditures for the remainder of 2013 to be approximately $20 million to $25 million, which includes opening an additional 28 to 32 retail stores along with several store remodels.

Net cash used by financing activities was $0.3 million during the three months ended March 31, 2013 compared to cash provided by financing activities of $1.7 million during the three months ended March 31, 2012. This decrease in cash from financing activities in the three months ended March 31, 2013 as compared to the same period in the prior year was primarily due to a smaller increase in our line of credit and distributions paid to the non-controlling interest partially offset by increased contributions received from the non-controlling interest.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution facility in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to November 16, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the JV, (iii) repay a loan to the JV of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, and (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, and (v) pay $0.8 million for loan fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We had $79.7 million outstanding under the Loan Agreement and the Modification, which is included in long-term borrowings on March 31, 2013. We paid commitment fees of $0.6 million on the Loan, which are being amortized to interest expense over the three-year life of the Loan.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million and accrues interest at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. As of March 31, 2013, the total outstanding principal on these Notes was $55.7 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of seven banks that replaced the previous $150.0 million credit agreement. On November 5, 2009, March 4, 2010 and May 3, 2011, we entered into three successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (1.00%, 1.25% or 1.50% for Base Rate loans and 2.00%, 2.25% or 2.50% for LIBOR loans). We pay a monthly unused line of credit fee of 0.375% or 0.5% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the remaining life of the facility. As of March 31, 2013, there is $0.1 million outstanding under this credit facility.

We had outstanding short-term and long-term borrowings of $140.3 million as of March 31, 2013, of which $55.7 million relates to notes payable for warehouse equipment for our new distribution center that are secured by the equipment, $81.6 million relates to our construction loans for our new distribution center and the remaining balance primarily relates to our joint venture in China. We were in compliance with all debt covenants under the Amended Credit Agreement, the Loan Agreement and the Modification, and the Loan Documents as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through March 31, 2014 and for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the global recession and the pace of recovery in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2013.

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings and growth in our international and retail segments have partially mitigated the effect of this seasonality.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2012 and the first quarter of 2013, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative securities that require fair value presentation pursuant to ASC 815-25, Derivatives and Hedging.

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. No amounts relating to this secured line of credit facility are currently outstanding at March 31, 2013. As of March 31, 2013 we have $3.0 million and $79.7 of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations.

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

Assets and liabilities outside the United States are located in the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam, India and Japan. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a foreign currency translation loss of $0.1 million and a gain of $4.5 million for the three months ended March 31, 2013 and 2012, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2013, would have reduced the values of our net investments by approximately $6.9 million.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established “disclosure controls and procedures” that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to the officers who certify our financial reports as well as other members of senior management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated under the supervision and with the participation of our management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of such time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2012, we announced that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed—we made payments in the aggregate amount of $45 million and expect to pay up to $5 million in class action attorneys’ fees to settle the domestic advertising class lawsuits and related claims brought by the FTC and the SAGs. The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012. Consent judgments in the 45 SAG actions have been approved and entered by courts in those jurisdictions. On May 13, 2013, the United States District Court for the Western District of Kentucky entered an order finally approving the nationwide consumer class action settlement.

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

Tamara Grabowski v. Skechers U.S.A., Inc.—On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumers Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. If the Court’s decision is affirmed in the event of an appeal, the settlement will resolve all domestic civil claims concerning our advertising of our toning shoes that were or could have been brought by the class of consumers, as defined in the settlement agreement, including the class claims asserted in the Stalker, Morga, Tomlinson, Hochberg, Loss, Boatright and Scovil actions described below. If the final approval order is reversed on appeal, we cannot predict the outcome of the remaining advertising class actions or a reasonable range of potential losses or whether the outcome of the remaining advertising class actions would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Sonia Stalker v. Skechers U.S.A., Inc.—On July 2, 2010, Sonia Stalker filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, we removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 JAK (JEM). On January 21, 2011, the District Court stayed this case pending resolution of the Grabowski action discussed above. On May 16, 2012, this action was ordered transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the Court granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction further enjoining prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions (described above and below), if affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Stalker. If the final approval order is reversed on appeal, we cannot predict the outcome of the Stalker action or a reasonable range of potential losses or whether the outcome of the Stalker action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Venus Morga v. Skechers U.S.A., Inc.—On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. If the Court’s decision is affirmed in the event of an appeal, the settlement will resolve all domestic civil claims concerning our advertising of our toning shoes that were or could have been brought by the class of consumers, as defined in the settlement agreement, including the class claims asserted in the Grabowski, Stalker, Tomlinson, Hochberg, Loss, Boatright and Scovil actions described above and below. If the final approval order is reversed on appeal, we cannot predict the outcome of the remaining advertising class actions or a reasonable range of potential losses or whether the outcome of the remaining advertising class actions would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Patty Tomlinson v. Skechers U.S.A., Inc.—On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, where it was pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the Court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but stayed the remand pending completion of appellate review. On September 11, 2012, the District Court lifted its stay and remanded this case to the Circuit Court of Washington County, Arkansas. On October 11, 2012, by stipulation of the parties, the state Circuit Court issued an order staying the case. The settlement in the Grabowski/Morga class actions (described above), if affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Tomlinson. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. If the final approval order in the Grabowski/Morga class actions is reversed on appeal, we cannot predict the outcome of the Tomlinson action or a reasonable range of potential losses or whether the outcome of the Tomlinson action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

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

Wendie Hochberg and Brenda Baum v. Skechers U.S.A., Inc.—On November 23, 2011, Wendie Hochberg and Brenda Baum filed a lawsuit against our company in the United States District Court for the Eastern District of New York, Case No. CV11-5751. The complaint alleges, on their behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates the New York Consumer Protection Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class, damages, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. On May 16, 2012, this action was ordered transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions (described above), if affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Hochberg. If the final approval order is reversed on appeal, we cannot predict the outcome of the Hochberg action or a reasonable range of potential losses or whether the outcome of the Hochberg action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Shannon Loss, Kayla Hedges and Donald Horner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group—On February 12, 2012, Shannon Loss, Kayla Hedges and Donald Horner filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-78-H. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 9, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions (described above), if affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Loss. If the final approval order is reversed on appeal, we cannot predict the outcome of the Loss action or a reasonable range of potential losses or whether the outcome of the Loss action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group—On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 6, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions (described above), if affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Boatright. If the final approval order is reversed on appeal, we cannot predict the outcome of the Boatright action or a reasonable range of potential losses or whether the outcome of the Boatright action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc.—On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal. Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased Skechers Shape-ups footwear. Petitioner’s motion alleges that we have marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the Court’s authorization to institute a class action seeking damages (including damages for bodily injury), punitive damages, and injunctive relief. Petitioner’s motion was formally presented to the Court on June 29, 2012. At a mediation held on February 28,

2013, the parties reached an agreement in principle to settle the Angell action (as well as the Niras and Dedato actions discussed below) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently negotiating the terms of the settlement agreement. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Angell action or a reasonable range of potential losses or whether the outcome of the Angell action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Brenda Davies v. Skechers U.S.A, Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc.—On September 5, 2012, Brenda Davies filed a Statement of Claim in the Court of Queen’s Bench in Edmonton, Alberta, on behalf of all residents of Canada who purchased Skechers Shape-ups footwear. The Statement of Claim alleges that Skechers marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages (including damages for bodily injury), restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement of Claim. The settlement in the Angell, Nira, and Dedato class actions (described above), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Davies. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Davies action or a reasonable range of potential losses or whether the outcome of the Davies action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

George Niras v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc.—On September 21, 2012, George Niras filed a Statement of Claim in the Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Resistance Runner, Shape-ups Toners/Trainers, or Tone-ups. The Statement of Claim alleges that Skechers marketed these toning shoes through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The Statement seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Niras action (as well as the Angell action discussed above and the Dedato action discussed below) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently negotiating the terms of the settlement agreement. It is anticipated that the agreement will provide for the voluntary discontinuance (dismissal) of the Niras action upon approval of the settlement by the Québec Superior Court. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Niras action or a reasonable range of potential losses or whether the outcome of the Niras action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Frank Dedato v. Skechers U.S.A., Inc. and Skechers U.S.A. Canada, Inc.—On or about November 5, 2012, Frank Dedato filed a Statement of Claim in Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Tone-ups or Resistance Runner footwear. The Statement of Claim alleges that Skechers has allegedly made misleading statements about its footwear products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement of Claim. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Dedato action (as well as the Angell and Niras actions discussed above) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently negotiating the terms of the settlement agreement. It is anticipated that the agreement will provide for the voluntary discontinuance (dismissal) of the Dedato action upon approval of the settlement by the Québec Superior Court. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Dedato action or a reasonable range of potential losses or whether the outcome of the Dedato action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Michele Scovil v. Skechers U.S.A., Inc.—On April 25, 2012, Michele Scovil filed a lawsuit against our company in the District Court for Clark County, Nevada, Case No. A-12660756-C. Plaintiff alleges that she suffered physical injuries that she attributes to the allegedly defective design of Shape-ups, and plaintiff asserts, in her individual capacity, claims for negligence, products liability, strict liability, and breach of warranty. In addition, plaintiff also purports to bring a class action on behalf of all persons in Nevada who purchased Shape-ups shoes at retail, and seeks class certification on her claims for alleged violations of the Nevada Unfair and Deceptive Trade Practices Act. Plaintiff’s complaint seeks damages, restitution, punitive damages, and attorneys’ fees and costs. On July 12, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction that enjoins the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions (described above), if affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Scovil. While it is too early to predict the outcome of the remaining claims asserted in this litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on its results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, believe that class certification is not warranted and intend to defend the case vigorously. If the final approval order in the Grabowski/Morga class actions is reversed on appeal, we cannot predict the outcome of the Scovil action or a reasonable range of potential losses or whether the outcome of the Scovil action would have a material adverse impact on our results of operations or financial position in excess of the existing $50 million settlement.

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

Roneshia Sayles v. Skechers U.S.A., Inc.—On October 2, 2012, Roneshia Sayles filed a class action lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. BC473067. The complaint involves a wage and hour claim, alleging violations of the California Labor Code, including unpaid time for certain breaks and when retail employees’ bags are checked upon leaving the store at the ends of their shifts. The complaint seeks actual, consequential and incidental losses and damages; general and special damages; civil, statutory and waiting time penalties; restitution of unpaid wages; injunctive relief; attorneys’ fees and costs; pre-judgment interest on unpaid compensation. On September 25, 2012, the Court issued an order staying the action until an initial status conference that was held on December 19, 2012. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Personal Injury Lawsuits Involving Shape-ups—As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we have been named in 411 currently pending cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs. On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses 376 personal injury cases that were initiated as individual lawsuits in various federal courts and 383 additional claims submitted by plaintiff fact sheets. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group are also named defendants in 27 personal injury actions filed in the Superior Court of California in Los Angeles (“LASC”) that have been brought on behalf of a total of 328 individual plaintiffs. Finally, there are currently eight- other personal injury actions—including the Lovston action described above—pending in various state courts. Since 2011, the Company has resolved 41 personal injury claims in the MDL proceedings that were either filed as formal actions or submitted by plaintiff fact sheets, as well as six actions filed in various state courts. Skechers also has reached settlements in principle with an additional 372 claimants in the MDL proceeding who have raised claims either through filing a formal action or by plaintiff fact sheet, and anticipates that those settlements will finalized in the near term. The personal injury cases in the MDL and LASC proceedings are in many instances solicited and handled by the same plaintiff’s law firms. It is too early to predict the outcome of any case, whether there will be future personal injury cases filed, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. Notwithstanding, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

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

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction with the risk factors and other information disclosed in our 2012 annual report that could have a material effect on our business, financial condition and results of operations.

The Resignation Of Our Former Independent Registered Public Accounting Firm, Its Withdrawal Of Its Audit Reports With Respect To Certain Of Our Historical Financial Statements And The Related Costs May Have A Material Adverse Effect On Us.

On April 8, 2013, KPMG notified us that KPMG was resigning, effective immediately, as our independent accountant. KPMG stated it had concluded it was not independent because of alleged insider trading in our securities by one of KPMG’s former partners who was the KPMG engagement partner on our audit for the 2011 and 2012 fiscal years. KPMG advised us it resigned as our independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to our financial statements, our accounting practices, the integrity of our management or for any other reason. As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation, KPMG notified us that it had no option but to withdraw its audit reports regarding our financial statements for the fiscal years ended December 31, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. Our Audit Committee and management continue to believe that our financial statements covering the referenced periods fairly present, in all material respects, our financial condition and results of operations as of the end of and for the referenced periods and that our internal control over financial reporting was effective during these periods. See Notes 1, General—Basis of Presentation, and 12, Subsequent Events, to the Condensed Consolidated Financial Statements for information on these matters.

As a result of KPMG’s resignation, although we engaged BDO as a successor accounting firm effective on April 24, 2013, we have suffered and will continue to suffer a number of difficulties in respect of our SEC filings and other matters. KPMG’s withdrawal of its previous audit reports required us to suspend the effectiveness of our registration statements on Form S-8 related to our equity incentive plan and our employee stock purchase plan. The combination of these issues also render us currently ineligible to use shelf registration or “short-form” registration that would allow us to incorporate our prior filings by reference. Until we are able to file Annual Reports on Form 10-K that contain financial statements for the fiscal years ended December 31, 2011 and 2012 that have been audited by BDO as our independent registered public accounting firm, our ability to access the capital markets will be significantly limited. We may encounter additional issues until BDO is able to timely complete the audit of our historical financial statements for the fiscal years ended December 31, 2011 and 2012 as well as for fiscal 2013. The failure to file audited financial statements within a reasonable period of time may lead the New York Stock Exchange to commence delisting procedures with respect to our Class A Common Stock. Further, the failure to deliver audited financial statements after 2013 year end could constitute an event of default under our Credit Facility, which would trigger cross-default provisions in the Loan Agreement and the Loan Documents. While we do not believe these events will come to pass, there can be no assurances at this time.

To date we have incurred significant costs as a result of KPMG’s resignation in the form of legal and similar professional fees, in addition to the substantial diversion of the time and attention of our officers, directors and members of our accounting and legal departments. We expect to continue to suffer these additional costs, distractions and other issues, until BDO has had sufficient time to complete the audit of our financial statements for the fiscal years ended December 31, 2011 and 2012.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2013 and 2012, our net sales to our five largest customers accounted for approximately 18.0% and 17.8% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2013 or 2012. No customer accounted for more than 10% of net trade receivables at March 31, 2013 or March 31, 2012. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2013 and 2012, the top five manufacturers of our manufactured products produced approximately 58.5% and 61.3% of our total purchases, respectively. One manufacturer accounted for 31.1% of total purchases for the three months ended March 31, 2013, and the same manufacturer accounted for 34.9% of total purchases for the same period in 2012. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of March 31, 2013, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 59.1% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.6% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 24.6% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2013, Mr. Greenberg beneficially owned 43.8% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 56.2% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 18.3% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders, and Mr. Schwartzberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Mr. Greenberg’s and/or Mr. Schwartzberg’s interests may differ from the interests of the other stockholders. Each of them has an ability to significantly influence or substantially control actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: May 15, 2013	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer