Form 10-K/A
period 2012-12-31
SKECHERS USA INC
filed 2013-07-31
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

SKECHERS U.S.A., INC. AND SUBSIDIARIES

EXPLANATORY NOTE TO ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 1 FOR THE YEAR ENDED DECEMBER 31, 2012

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) of Skechers U.S.A., Inc. (the “Company”) for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”), is being filed to amend Item 3 of Part I, Items 8 and 9A of Part II, Item 14 of Part III and Item 15 of Part IV of the Form 10-K following the re-audit of the Company’s consolidated financial statements and related financial statement schedule for the fiscal years ended December 31, 2012 and 2011, and the attestation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (collectively, the “Re-audit”), by our current independent registered public accounting firm, BDO USA, LLP (“BDO”). The Company appointed BDO as its new independent registered public accounting firm on April 24, 2013, following the resignation on April 8, 2013 of the Company’s predecessor independent registered public accounting firm, KPMG LLP (“KPMG”). The resignation of KPMG was due solely to the impairment of its independence resulting from its former partner’s alleged unlawful activities. The resignation of KPMG was not related to the Company’s financial statements, its accounting practices, the integrity of the Company’s management, or for any other reason. The Re-audit by BDO did not result in any adjustments or changes to the Company’s consolidated financial statements or related notes except for an update related to litigation in notes 11(b) and 14, or the related financial statement schedule, for the fiscal years ended December 31, 2012 and 2011.

Item 3 of Part I of the Form 10-K has been amended to update all previously disclosed legal proceedings and disclose one new legal proceeding as of July 31, 2013. The only amendments to Item 8 of Part II of the Form 10-K are the inclusion of BDO’s audit reports relating to the consolidated financial statements as of and for the fiscal years ended December 31, 2012 and 2011 and related financial statement schedule, and the effectiveness of internal control over financial reporting of the Company as of December 31, 2012, which replace the corresponding reports of KPMG in the Form 10-K that were withdrawn upon their resignation subsequent to the filing of the Form 10-K, and an update related to litigation in notes 11(b) and 14 to the consolidated financial statements. The only amendment to Item 9A of Part II of the Form 10-K is disclosure under “Management’s Report On Internal Control Over Financial Reporting” that BDO, and not KPMG, audited the consolidated financial statements included in the Amendment and issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included in the Amendment. Item 14 of Part III of the Form 10-K has been amended to include disclosure regarding BDO’s fees billed for the Re-Audit. Item 15 of Part IV of the Form 10-K has been amended to include new certifications as reflected in Exhibits 31.1, 31.2 and 32.1, a new consent from the Company’s current independent registered public accounting firm, BDO, as reflected in Exhibit 23.1, and a new consent from the Company’s predecessor independent registered public accounting firm, KMPG LLP, as reflected in Exhibit 23.2. No other changes have been made to the Form 10-K as originally filed.

Item 3 of Part I, Items 8 and 9A of Part II, Item 14 of Part III and Item 15 of Part IV of the Form 10-K are the only portions of the Form 10-K being supplemented or amended by this Amendment. Except as specifically set forth herein, this Amendment does not reflect any event occurring after the original file date of the Form 10-K. This Amendment does not update any exhibits as originally filed other than Exhibits 23.1, 31.1, 31.2 and 32.1. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 1 FOR THE YEAR ENDED DECEMBER 31, 2012

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

As we disclosed in previous periodic SEC filings, the FTC and Attorneys General for 44 states and the District of Columbia (“SAGs”) had been reviewing the claims and advertising for Shape-ups and our other toning shoe products. We also disclosed that we had been named as a defendant in multiple consumer class actions challenging our claims and advertising for our toning shoe products, including Shape-ups, actions which are described below. As we disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and in our subsequent quarterly reports on Form 10-Q, we recorded a charge of $50 million during the fourth quarter ended December 31, 2011 to reserve for costs and potential other exposures relating to the existing litigation and regulatory matters.

On May 16, 2012, we announced that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement — without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed — we have made payments in the aggregate amount of $50 million to settle and finally resolve the domestic advertising class action lawsuits and related claims brought by the FTC and the SAGs. The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012. Consent judgments in the 45 SAG actions have been approved and entered by courts in those jurisdictions. On May 13, 2013, the United States District Court for the Western District of Kentucky entered an order finally approving the nationwide consumer class action settlement.

On November 8, 2012, we were served with a Grand Jury Subpoena (“Subpoena”) for documents and information relating to our past advertising claims for our toning footwear, including Shape-ups and Resistance Runners. The Subpoena was issued by a Grand Jury of the United States District Court for the Northern District of Ohio, in Cleveland, Ohio. The Subpoena seeks documents and information related to outside studies conducted on the Company’s toning footwear. This Subpoena appears to grow out of the FTC’s inquiry into our claims and advertising for Shape-ups and our other toning shoe products, which we settled with the FTC, State Attorneys’ General and consumer class as part of a global settlement, as set forth above. We are fully cooperating and are in the process of producing documents and other information requested in the Subpoena. The Assistant United States Attorney has informed the Company that neither the Company nor its employees are targets at the present time. Although we do not believe this matter will have a material adverse impact on our results of operations or financial position, it is too early to predict the timing and outcome of this matter or reasonably estimate a range of potential losses, if any.

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

Tamara Grabowski v. Skechers U.S.A., Inc. — On June 18, 2010, Tamara Grabowski filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1300 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumers Legal Remedies Act, and constitutes a breach of express warranty (the “Grabowski action”). The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 15, 2012, as part of the global settlement discussed above that also resolved inquiries by the FTC and the SAGs, the parties entered into a Settlement Agreement in this action and the Morga v. Skechers U.S.A., Inc. action discussed below. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals therefrom has expired.

Sonia Stalker v. Skechers U.S.A., Inc. — On July 2, 2010, Sonia Stalker filed an action against our company in the Superior Court of the State of California for the County of Los Angeles, on her behalf and on behalf of all others similarly situated, alleging that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act. The complaint seeks certification of a nationwide class, actual and punitive damages, restitution, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On July 23, 2010, we removed the case to the United States District Court for the Central District of California, and it is now pending as Sonia Stalker v. Skechers USA, Inc., CV 10-5460 JAK (JEM). On January 21, 2011, the District Court stayed this case pending resolution of the Grabowski action discussed above. On May 16, 2012, this action was ordered transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the Court granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions, and issued a preliminary injunction further enjoining prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions (described above and below) is expected entirely to resolve the class claims brought by the plaintiff in Stalker.

Venus Morga v. Skechers U.S.A., Inc. — On August 25, 2010, Venus Morga filed an action against our company in the United States District Court for the Southern District of California, Case No. 10 CV 1780 JM (MDD), on her behalf and on behalf of all others similarly situated. The complaint, as subsequently amended, alleges that our advertising for Shape-ups violates California’s Unfair Competition Law and the California Consumer Legal Remedies Act, and constitutes a breach of express warranty. The complaint seeks certification of a nationwide class, damages, restitution and disgorgement of profits, declaratory and injunctive relief, corrective advertising, and attorneys’ fees and costs. On March 7, 2011, the Court stayed the action on the ground that the outcomes in pending appeals in two unrelated actions will significantly affect whether a class should be certified. On April 16, 2012, this action was transferred to the multidistrict litigation proceeding pending in the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On May 15, 2012, as part of the global settlement discussed above that also resolved inquiries by the FTC and the SAGs, the parties entered into a Settlement Agreement in this action and the Grabowski v. Skechers U.S.A., Inc. action discussed above. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals therefrom has expired.

Patty Tomlinson v. Skechers U.S.A., Inc. — On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, where it was pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the Court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but stayed the remand pending completion of appellate review. On September 11, 2012, the District Court lifted its stay and remanded this case to the Circuit Court of Washington County, Arkansas. On October 11, 2012, by stipulation of the parties, the state Circuit Court issued an order staying the case. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions (discussed above), and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Tomlinson.

Terena Lovston v. Skechers U.S.A., Inc. — On May 13, 2011, Terena Lovston filed a lawsuit against our company in Circuit Court in Lonoke County, Arkansas, Case No. CV-11-321. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for our toning footwear products violates Arkansas’ Deceptive Trade Practices Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class and compensatory damages. On June 3,

2011, we removed the case to the United States District Court for the Eastern District of Arkansas, where it was pending as Terena Lovston v. Skechers U.S.A., Inc., 4:11-cv-0460. On August 5, 2011, the District Court issued an order staying the case pending completion of the appellate process in the Tomlinson action described above. On July 12, 2012, the district court ordered the Lovston case remanded to Arkansas state court, and on or about July 26, 2012, the plaintiff filed a renewed motion in the State Circuit Court for certification of a class of Arkansas residents who purchased our toning footwear products. On August 10, 2012, the Circuit Court issued an order staying the Lovston case in light of the class action settlement in the Grabowski/Moraga actions (discussed above). On November 8, 2012, as allowed under the Circuit Court’s stay order, the plaintiff gave notice that she intended to lift the stay and to proceed with the action by an amended complaint. On November 27, 2012, an amended complaint was filed in which Ms. Lovston abandoned her class action allegations, asserted a new personal injury claim, and added eight new plaintiffs with personal injury claims. On December 20, 2012, the Company filed a motion to dismiss the new plaintiffs’ claims for improper venue, to strike the amended complaint, or to sever and transfer the new plaintiffs’ claims to their home counties in Arkansas. On February 11, 2013, the state Circuit Court took that motion and several discovery motions under submission and ordered the parties to mediation. On or about May 17, 2013, the parties reached a settlement in principle that is expected to finally resolve this matter.

Wendie Hochberg and Brenda Baum v. Skechers U.S.A., Inc. — On November 23, 2011, Wendie Hochberg and Brenda Baum filed a lawsuit against our company in the United States District Court for the Eastern District of New York, Case No. CV11-5751. The complaint alleges, on their behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates the New York Consumer Protection Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class, damages, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. On May 16, 2012, this action was ordered transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions (discussed above), and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Hochberg.

Shannon Loss, Kayla Hedges and Donald Horner v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On February 12, 2012, Shannon Loss, Kayla Hedges and Donald Horner filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-78-H. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 9, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions (discussed above), and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Loss.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 6, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions (discussed above), and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Boatright.

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

Brenda Davies v. Skechers U.S.A, Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 5, 2012, Brenda Davies filed a Statement of Claim in the Court of Queen’s Bench in Edmonton, Alberta, on behalf of all residents of Canada who purchased Skechers Shape-ups footwear. The Statement of Claim alleges that Skechers marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages (including damages for bodily injury), restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement of Claim. The settlement in the Angell, Niras, and Dedato class actions (described above and below), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Davies. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Davies action or a reasonable range of potential losses or whether the outcome of the Davies action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

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

Michele Scovil v. Skechers U.S.A., Inc. — On April 25, 2012, Michele Scovil filed a lawsuit against our company in the District Court for Clark County, Nevada, Case No. A-12660756-C. Plaintiff alleges that she suffered physical injuries that she attributes to the allegedly defective design of Shape-ups, and plaintiff asserts, in her individual capacity, claims for negligence, products liability, strict liability, and breach of warranty. In addition, plaintiff also purports to bring a class action on behalf of all persons in Nevada who purchased Shape-ups shoes at retail, and seeks class certification on her claims for alleged violations of the Nevada Unfair and Deceptive Trade Practices Act. Plaintiff’s complaint seeks damages, restitution, punitive damages, and attorneys’ fees and costs. On July 12, 2012, this action was transferred to the multidistrict litigation proceeding pending in the United States District Court for the Western District of Kentucky, entitled In re Skechers Toning Shoe Products Liability Litigation, MDL No. 2308. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga actions (discussed above), and issued a preliminary injunction that enjoins the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Scovil.

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

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we have been named as a defendant in 460 currently pending cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs. On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses 461 personal injury cases that were initiated as individual lawsuits in various federal courts and 390 additional claims submitted by plaintiff fact sheets. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group are also named defendants in 34 personal injury actions filed in the Superior Court of California in Los Angeles (“LASC”) that have been brought on behalf of a total of 400 individual plaintiffs. Finally, there are currently seven other personal injury actions pending in various state courts. Since 2011, the Company has resolved 60 personal injury claims in the MDL proceedings that were either filed as formal actions or submitted by plaintiff fact sheets, as well as seven actions filed in various state courts (including the Lovston action described above). Two cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers, and the claims of 25 persons involved in the LASC proceedings have been dismissed in whole or in part on motions by Skechers. In addition, Skechers has reached settlements in principle with an additional 355 claimants in the MDL proceeding, and anticipates that those settlements will finalized in the near term. The personal injury cases in the MDL and LASC proceedings are in many instances solicited and handled by the same plaintiff’s law firms. It is too early to predict the outcome of any case, whether there will be future personal injury cases filed, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. Notwithstanding, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

Gloria Basaraba v. Robert Greenberg, et al. — On July 10, 2013, a stockholder derivative complaint was filed against Skechers, nine individual members of its Board of Directors and a former employee in the United States District Court for the Central District of California, Case No. CV13-5061. The complaint includes allegations of breach of fiduciary duties, gross mismanagement, waste of corporate assets and unjust enrichment based on the development of Skechers’ toning footwear products, advertising and marketing activities relating thereto, and subsequent litigation involving those issues. The complaint seeks compensatory damages, a court order directing Skechers to reform and improve their corporate governance and internal procedures, and attorneys’ fees, costs and expenses. Discovery has not yet commenced. While it is too early to predict the outcome of litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, Skechers believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Skechers U.S.A., Inc.

Manhattan Beach, CA

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skechers U.S.A., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 31, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

July 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Skechers U.S.A., Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, equity, and cash flows of Skechers U.S.A., Inc. and subsidiaries (the Company) for the year ended December 31, 2010. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Skechers U.S.A., Inc. and subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California

March 1, 2011

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

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SHARES		AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	SKECHERS U.S.A., INC. EQUITY	NON CONTROLLING INTERESTS	TOTAL STOCKHOLDERS’ EQUITY
	CLASS A COMMON STOCK	CLASS B COMMON STOCK	CLASS A COMMON STOCK	CLASS B COMMON STOCK

Balance at December 31, 2009	34,229	12,360	$34	$13	$272,662	$9,348	$463,865	$745,922	$3,448	$749,370
Net earnings	—	—	—	—	—	—	136,148	136,148	257	136,405
Foreign currency translation adjustment	—	—	—	—	—	(5,083)	—	(5,083)	426	(4,657)
Capital contribution	—	—	—	—	—	—	—	—	33,500	33,500
Stock compensation expense	—	—	—	—	13,739	—	—	13,739	—	13,739
Proceeds from issuance of common stock under the employee stock purchase plan	103	—	—	—	2,143	—	—	2,143	—	2,143
Proceeds from issuance of common stock under the employee stock option plan	1,513	—	2	—	11,895	—	—	11,897	—	11,897
Tax benefit of stock options exercised	—	—	—	—	9,042	—	—	9,042	—	9,042
Shares redeemed for employee tax withholdings	—	—	—	—	(5,604)	—	—	(5,604)	—	(5,604)
Conversion of Class B Common Stock into Class A Common Stock	1,049	(1,049)	1	(2)	—	—	—	(1)	—	(1)

Balance at December 31, 2010	36,894	11,311	$37	$11	$303,877	$4,265	$600,013	$908,203	$37,631	$945,834
Net loss	—	—	—	—	—	—	(67,484)	(67,484)	(96)	(67,580)
Foreign currency translation adjustment	—	—	—	—	—	(5,159)	—	(5,159)	316	(4,843)
Capital contribution	—	—	—	—	—	—	—	—	2,115	2,115
Stock compensation expense	—	—	—	—	14,320	—	—	14,320	—	14,320
Proceeds from issuance of common stock under the employee stock purchase plan	178	—	—	—	2,023	—	—	2,023	—	2,023
Proceeds from issuance of common stock under the employee stock option plan	873	—	1	—	1,297	—	—	1,298	—	1,298
Tax benefit of stock options exercised	—	—	—	—	(640)	—	—	(640)	—	(640)
Conversion of Class B Common Stock into Class A Common Stock	14	(14)	—	—	—	—	—	—	—	—

Balance at December 31, 2011	37,959	11,297	$38	$11	$320,877	$(894)	$532,529	$852,561	$39,966	$892,527
Net earnings	—	—	—	—	—	—	9,512	9,512	1,000	10,512
Foreign currency translation adjustment	—	—	—	—	—	(1,506)	—	(1,506)	255	(1,251)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	3,501	3,501
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(1,602)	(1,602)
Stock compensation expense	—	—	—	—	11,527	—	—	11,527	—	11,527
Proceeds from issuance of common stock under the employee stock purchase plan	186	—	—	—	2,374	—	—	2,374	—	2,374
Proceeds from issuance of common stock under the employee stock option plan	853	—	1	—	1,050	—	—	1,051	—	1,051
Tax benefit of stock options exercised	—	—	—	—	450	—	—	450	—	450
Conversion of Class B Common Stock into Class A Common Stock	23	(23)	—	—	—	—	—	—	—	—

Balance at December 31, 2012	39,021	11,274	$39	$11	$336,278	$(2,400)	$542,041	$875,969	$43,120	$919,089

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

The following VIEs are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	December 31, 2012	December 31, 2011

Current assets	$5,239	$11,400
Noncurrent assets	133,235	132,925

Total assets	$138,474	$144,325

Current liabilities	$1,958	$62,076
Noncurrent liabilities	80,678	18,297

Total liabilities	$82,636	$80,373

Distribution joint ventures (1)	December 31, 2012	December 31, 2011

Current assets	$34,781	$28,028
Noncurrent assets	7,978	7,225

Total assets	$42,759	$35,253

Current liabilities	$13,222	$12,495
Noncurrent liabilities	34	73

Total liabilities	$13,256	$12,568

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited and Skechers South Asia Private Limited.

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

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	SHARES	WEIGHTED AVERAGE OPTION EXERCISE PRICE

Outstanding at December 31, 2009	1,505,694	$12.01
Granted	0	0
Exercised	(1,030,516)	12.53
Cancelled	(23,870)	4.10

Outstanding at December 31, 2010	451,308	11.26
Granted	0	0
Exercised	(137,197)	9.46
Cancelled	(107,711)	20.55

Outstanding at December 31, 2011	206,400	7.62
Granted	0	0
Exercised	(149,489)	7.03
Cancelled	(4,215)	6.95

Outstanding at December 31, 2012	52,696	$9.34

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

Deferred tax assets - current:
Inventory adjustments	$8,184	$8,741
Accrued legal settlement	0	19,344
Accrued expenses	16,082	13,664
Allowances for bad debts and chargebacks	6,751	5,867

Total current assets	31,017	47,616

Deferred tax assets - long term:
Loss carryforwards	50,399	37,177
Business credit carryforward	5,034	5,452
Share-based compensation	191	1,131
Valuation allowance	(14,599)	(11,082)

Total long term assets	41,025	32,678

Total deferred tax assets	72,042	80,294

Deferred tax liabilities - current:
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

In accordance with U.S. generally accepted accounting principles, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. During the fourth quarter ended December 31, 2011, the Company reserved $45 million for costs and potential exposure relating to existing litigation and regulatory matters. Additionally, the Company recorded a pre-tax expense of $5 million in legal and professional fees related to the aforementioned matters, which was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2011. On May 16, 2012, the Company announced that it had settled all domestic legal proceedings relating to advertising claims made in connection with marketing its toning shoe products, including Shape-ups. Under the terms of the global settlement — without admitting any fault or liability, with no findings being made that the Company had violated any law, and with no fines or penalties being imposed — it made payments in the aggregate amount of $50 million to settle and finally resolve the domestic advertising class action lawsuits and related claims brought by the FTC and states’ Attorneys General for 44 states and the District of Columbia (“SAG”). The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012, and consent judgments have been approved and entered in the 45 SAG actions. On May 13, 2013, the United States District Court for the Western District of Kentucky entered an order finally approving the nationwide consumer class action settlement.

On July 10, 2013, a stockholder derivative complaint entitled Gloria Basaraba v. Robert Greenberg, et al. was filed against the Company, nine individual members of its Board of Directors and a former employee in the United States District Court for the Central District of California, Case No. CV13-5061. The complaint includes allegations of breach of fiduciary duties, gross mismanagement, waste of corporate assets and unjust enrichment based on the development of the Company’s toning footwear products, advertising and marketing activities relating thereto, and subsequent litigation involving those issues. The complaint seeks compensatory damages, a court order directing the Company to reform and improve their corporate governance and internal procedures, and attorneys’ fees, costs and expenses. Discovery has not yet commenced. While it is too early to predict the outcome of litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, the Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

The Company has evaluated events subsequent to December 31, 2012, to assess the need for potential recognition or disclosure in this filing. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements, except for the update related to litigation in note 11(b) above.

(15)	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial data are as follows (in thousands):

2012	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$351,274	$384,001	$429,429	$395,617
Gross profit	155,696	171,342	187,824	168,464
Net earnings (loss)	(3,666)	(1,782)	11,004	3,956

Net earnings (loss) per share:

Basic	$(0.07)	$(0.04)	$0.22	$0.08
Diluted	(0.07)	(0.04)	0.22	0.08

2011	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$476,234	$434,351	$412,183	$283,248
Gross profit	192,610	143,330	175,195	112,613
Net earnings (loss)*	11,808	(29,916)	8,285	(57,661)

Net earnings (loss) per share:

Basic	$0.24	$(0.62)	$0.17	$(1.18)
Diluted	0.24	(0.62)	0.17	(1.18)

*	Included in the quarter ended December 31, 2011 is an impairment of property, plant and equipment of $1.5 million and an impairment of intangible assets of $1.6 million (see note 1).

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to the Amendment to this annual report on Form 10-K/A are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to allow timely decisions regarding required disclosures. As of the end of the period covered by the Amendment to this annual report on Form 10-K/A, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective, at the reasonable assurance level as of such time.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that as of December 31, 2012, our internal control over financial reporting is effective.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this Amendment to the annual report on Form 10-K/A as of and for the years ended December 31, 2012 and 2011, and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is set forth below.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Skechers U.S.A., Inc.

Manhattan Beach, CA

We have audited Skechers U.S.A., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Skechers U.S.A., Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Skechers U.S.A., Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), equity, cash flows, and schedule for the years then ended and our report dated July 31, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

July 31, 2013

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm for Fiscal Years 2012 and 2011

Following the resignation of KPMG as our independent registered public accounting firm on April 8, 2013, we appointed BDO as our new independent registered public accounting firm on April 24, 2013, to perform independent audit services for the fiscal year ending December 31, 2013 and the Re-audit for the fiscal years ended December 31, 2012 and 2011. BDO has provided services for the fiscal years ended December 31, 2012 and 2011 in the categories and amounts as follows:

Service	2012	2011
Audit fees(1)	$861,900	$686,300
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total audit and non-audit fees	$861,900	$686,300

(1)	These are fees for the services provided in 2013 in connection with the Re-audit and the review of quarterly financial statements for 2012 and 2011.

Prior to the resignation of KPMG as our independent registered public accounting firm, KPMG provided services for the fiscal years ended December 31, 2012 and 2011 in the categories and amounts as follows:

Service	2012		2011
Audit fees(1)	$1,750,000	(3)	$1,705,000
Audit-related fees	—		—
Tax fees(2)	686,000		403,000
All other fees	—		—

Total audit and non-audit fees	$2,436,000		$2,108,000

(1)

These are fees for the audit of our annual financial statements and the review of our annual report on Form 10-K, the review of financial statements included in our quarterly reports on Form 10-Q, the attestation of the effectiveness of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and consultations regarding financial accounting and reporting, as well as for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	These are fees for U.S. federal, state and international tax compliance and tax consulting.
(3)	Of this amount, $490,000 remains unpaid as of July 31, 2013.

Pre-Approval Policy

The Audit Committee’s Pre-Approval Policy provides for pre-approval of specifically described audit, audit-related, tax and all other services by the Audit Committee in order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence. The Pre-Approval Policy also provides a list of prohibited non-audit services. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, the requested service will require specific pre-approval by the Audit Committee. The term of any pre-approved services is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will periodically review and may revise the list of pre-approved services, based on subsequent determinations. Pre-approval fee levels for all services to be provided by the independent registered public accounting firm are established annually by the Audit Committee after the independent registered public accounting firm’s appointment for the then current fiscal year has been approved by the Audit Committee. Any fees for proposed services exceeding these levels will also require specific pre-approval by the Audit Committee. All services provided by BDO and KPMG for 2012 and 2011 were pre-approved in accordance with the Audit Committee’s pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 7 of the Amendment to this annual report on Form 10-K/A.

2.	Financial Statement Schedule: See “Schedule II — Valuation and Qualifying Accounts” on page 36 of the Amendment to this annual report on Form 10-K/A.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of the Amendment to this annual report on Form 10-K/A.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2012, 2011, and 2010

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO REVENUE COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF PERIOD

Year-ended December 31, 2010:
Allowance for chargebacks	$1,943	$2,993	$(1,909)	$3,027
Allowance for doubtful accounts	4,328	1,782	(465)	5,645
Reserve for sales returns and allowances	8,090	1,437	1,498	11,025
Reserve for shrinkage	200	1,100	(1,100)	200
Reserve for obsolescence	3,455	0	(17)	3,438
Year-ended December 31, 2011:
Allowance for chargebacks	$3,027	$1,463	$(2,150)	$2,340
Allowance for doubtful accounts	5,645	5,560	(874)	10,331
Reserve for sales returns and allowances	11,025	(1,141)	(2,132)	7,752
Reserve for shrinkage	200	1,100	(1,000)	300
Reserve for obsolescence	3,438	9,971	(1,450)	11,959
Year-ended December 31, 2012:
Allowance for chargebacks	$2,340	$1,357	$(896)	$2,801
Allowance for doubtful accounts	10,331	186	(3,350)	7,167
Reserve for sales returns and allowances	7,752	(431)	(367)	6,954
Reserve for shrinkage	300	1,300	(1,300)	300
Reserve for obsolescence	11,959	931	(4,041)	8,849

See accompanying reports of independent registered public accounting firms

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).

4.1	Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

10.1**	Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed with the Securities and Exchange Commission on July 29, 1998).

10.1(a)**	Amendment No. 1 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-71114), filed with the Securities and Exchange Commission on October 5, 2001).

10.1(b)**	Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1(c)**	Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.5(a)**	Amendment No. 1 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.6**	Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.6(a)**	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

10.7	Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.8	Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9 +	Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission on November 16, 2010).

10.9(a)	Amendment Number One to Credit Agreement dated November 5, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission on November 16, 2010).

10.9(b)	Amendment Number Two to Credit Agreement dated March 4, 2010, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.9(c) +	Amendment Number Three to Credit Agreement dated May 3, 2011, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2011).

10.10	Schedule 1.1 of Defined Terms to the Credit Agreement dated June 30, 2009, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Foothill, LLC, Bank of America, N.A., and Banc of America Securities LLC (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2009).

10.11	Amended and Restated Limited Liability Company Agreement dated April 12, 2010 between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.11 of the Registrant’s Form 10-K for the year ended December 31, 2011).

10.12	Construction Loan Agreement dated as of April 30, 2010, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank FSB, as a lender (incorporated by reference to exhibit number 10.12 of the Registrant’s Form 10-K for the year ended December 31, 2011).

10.12(a)	Modification to Construction Loan Agreement And Other Loan Documents dated November 16, 2012, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC and a wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, Raymond James Bank, N.A., as a lender, and Onewest Bank, FSB, as a lender (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).

10.13	Master Loan and Security Agreement, dated December 29, 2010, by and between the Registrant and Banc of America Leasing & Capital, LLC (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.14	Equipment Security Note, dated December 29, 2010, by and among the Registrant, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.15	Equipment Security Note, dated June 30, 2011, by and among the Registrant, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2011).

10.16	Lease Agreement, dated February 8, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.17(a)	First Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.17(b)	Second Amendment to Lease Agreement, dated April 12, 2010, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17(c)	Assignment of Lease Agreement, dated April 12, 2010, between HF Logistics I, LLC and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17(d)	Third Amendment to Lease Agreement, dated August 18, 2010, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.18	Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.19	Addendum to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.20	Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief dated July 12, 2012, between the Registrant and the Federal Trade Commission (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2012).

10.21	Agreed Final Consent Judgment dated May 16, 2012, between the Registrant and the State of Tennessee, with a schedule of the additional states, including the District of Columbia, in which such consent judgments have been approved that are substantially identical in all material respects, except as noted on the schedule (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2012).

10.22	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

21.1†	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document.

101.SCH****	XBRL Taxonomy Extension Schema Document.

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB****	Taxonomy Extension Label Linkbase Document.

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document.

†	Previously filed.
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

****	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the Amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 31st day of July 2013.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Amendment to this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	July 31, 2013
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	July 31, 2013
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	July 31, 2013
David Weinberg	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Jeffrey Greenberg	Director	July 31, 2013
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	July 31, 2013
Geyer Kosinski

/s/ Morton D. Erlich	Director	July 31, 2013
Morton D. Erlich

/s/ Richard Siskind	Director	July 31, 2013
Richard Siskind

/s/ Thomas Walsh	Director	July 31, 2013
Thomas Walsh

/s/ Rick Rappaport	Director	July 31, 2013
Rick Rappaport