Form 10-Q
period 2013-09-30
SKECHERS USA INC
filed 2013-11-08
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2013: 39,576,544.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2013: 11,169,694.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$332,813	$325,826
Trade accounts receivable, less allowances of $17,683 in 2013 and $16,922 in 2012	268,729	213,697
Other receivables	7,005	7,491

Total receivables	275,734	221,188
Inventories	309,940	339,012
Prepaid expenses and other current assets	23,729	27,755
Deferred tax assets	26,532	26,531

Total current assets	968,748	940,312
Property, plant and equipment, at cost, less accumulated depreciation and amortization	362,050	362,446
Goodwill and other intangible assets, less accumulated amortization	2,524	3,242
Deferred tax assets	4,345	16,387
Other assets, at cost	20,156	17,833

Total non-current assets	389,075	399,908

TOTAL ASSETS	$1,357,823	$1,340,220

LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$11,935	$11,668
Short-term borrowings	111	2,425
Accounts payable	226,662	241,525
Accrued expenses	34,090	36,923

Total current liabilities	272,798	292,541
Long-term borrowings, excluding current installments	119,531	128,517
Other long-term liabilities	414	73

Total non-current liabilities	119,945	128,590

Total liabilities	392,743	421,131
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 39,233 and 39,021 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	39	39
Class B Common Stock, $.001 par value; 60,000 shares authorized; 11,170 and 11,274 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	339,591	336,278
Accumulated other comprehensive loss	(5,534)	(2,400)
Retained earnings	582,664	542,041

Skechers U.S.A., Inc. equity	916,771	875,969
Non-controlling interests	48,309	43,120

Total equity	965,080	919,089

TOTAL LIABILITIES AND EQUITY	$1,357,823	$1,340,220

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
Net sales	$515,756	$429,429	$1,395,624	$1,164,704
Cost of sales	285,235	241,605	777,477	649,842

Gross profit	230,521	187,824	618,147	514,862
Royalty income, net	1,649	1,758	4,844	4,503

	232,170	189,582	622,991	519,365

Operating expenses:
Selling	40,211	34,385	119,995	103,834
General and administrative	147,916	134,913	426,450	401,172

	188,127	169,298	546,445	505,006

Earnings from operations	44,043	20,284	76,546	14,359

Other income (expense):
Interest income	329	124	536	490
Interest expense	(3,142)	(3,462)	(8,889)	(9,805)
Other, net	1,162	(1,621)	(2,456)	(1,205)

Total other expense	(1,651)	(4,959)	(10,809)	(10,520)

Earnings before income tax expense (benefit)	42,392	15,325	65,737	3,839
Income tax expense (benefit)	14,059	3,725	20,970	(3,007)

Net earnings	28,333	11,600	44,767	6,846
Less: Net earnings attributable to non-controlling interests	1,484	596	4,144	1,290

Net earnings attributable to Skechers U.S.A., Inc.	$26,849	$11,004	$40,623	$5,556

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.53	$0.22	$0.81	$0.11

Diluted	$0.53	$0.22	$0.80	$0.11

Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	50,393	49,443	50,329	49,335

Diluted	50,604	49,923	50,532	49,834

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$28,333	$11,600	$44,767	$6,846
Other comprehensive income (loss):
Gain (loss) on foreign currency translation adjustment, net of tax	1,417	4,106	(3,149)	2,502

Comprehensive income	29,750	15,706	41,618	9,348
Less: Comprehensive income attributable to noncontrolling interests	1,478	791	4,129	1,568

Comprehensive income attributable to Skechers U.S.A., Inc.	$28,272	$14,915	$37,489	$7,780

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$44,767	$6,846
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	31,207	30,886
Amortization of deferred financing costs	901	713
Amortization of intangible assets	679	680
Provision for bad debts and returns	3,362	1,631
Tax (expense) benefit from share-based compensation	(4)	443
Non-cash share-based compensation	1,761	9,981
Loss on disposal of property, plant and equipment	233	206
Deferred income taxes (benefits)	12,043	(6,061)
(Increase) decrease in assets:
Receivables	(58,930)	(66,339)
Inventories	27,308	(74,389)
Prepaid expenses and other current assets	3,755	54,212
Other assets	(3,551)	650
Increase (decrease) in liabilities:
Accounts payable	(16,158)	11,996
Accrued expenses	(1,617)	7,821

Net cash provided by (used in) operating activities	45,756	(20,724)

Cash flows from investing activities:
Capital expenditures	(29,542)	(28,174)

Net cash used in investing activities	(29,542)	(28,174)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	1,492	1,998
Proceeds from long-term borrowings	0	1,838
Payments on long-term borrowings	(8,719)	(7,902)
Proceeds (payments) on short-term borrowings	(2,339)	7,236
Contribution from non-controlling interest of consolidated entity	3,635	2,000
Distributions to non-controlling interest of consolidated entity	(2,575)	0
Excess tax benefits from share-based compensation	64	0

Net cash (used in) provided by financing activities	(8,442)	5,170

Net increase (decrease) in cash and cash equivalents	7,772	(43,728)
Effect of exchange rates on cash and cash equivalents	(785)	530
Cash and cash equivalents at beginning of the period	325,826	351,144

Cash and cash equivalents at end of the period	$332,813	$307,946

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$7,999	$8,877
Income taxes	5,546	(50,821)

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013. During the quarter ended September 30, 2012 the Company recorded an adjustment to rent expense of $1.4 million, or $0.9 million net of tax relating to percentage and deferred rent.

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

The following VIEs are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	September 30, 2013	December 31, 2012

Current assets	$2,908	$5,239
Noncurrent assets	131,668	133,235

Total assets	$134,576	$138,474

Current liabilities	$2,426	$1,958
Noncurrent liabilities	79,713	80,678

Total liabilities	$82,139	$82,636

Distribution joint ventures (1)	September 30, 2013	December 31, 2012
Current assets	$45,498	$34,781
Noncurrent assets	8,818	7,978

Total assets	$54,316	$42,759

Current liabilities	$12,930	$13,222
Noncurrent liabilities	32	34

Total liabilities	$12,962	$13,256

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited and Skechers South Asia Private Limited.

Non-controlling interests resulted in income of $1.5 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, which represents the share of net earnings or loss that is attributable to our joint venture partners. Noncontrolling interest income was $4.1 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively. HF Logistics-SKX, LLC made capital distributions of $0.9 million and $2.6 million during the three and nine months ended September 30, 2013, respectively. Our distribution joint venture partners made cash capital contributions of $0.5 million and $3.6 million during the three and nine months ended September 30, 2013.

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

Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement). In addition, the Company receives royalty payments based on actual sales of the licensed products. Typically, at each quarter-end we receive correspondence from our licensees indicating the actual sales for the period. This information is used to calculate and record the related royalties based on the terms of the agreement.

(3) SHARE-BASED COMPENSATION

For stock-based awards the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $0.6 million and $3.3 million for the three months ended September 30, 2013 and 2012, respectively. Share-based compensation expense was $1.8 million and $10.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	52,696	$9.34	1.3 years	$482,916
Granted	0	0	0	0
Exercised	(7,750)	10.34	0	$140,654
Cancelled	0	0	0	0

Outstanding at September 30, 2013	44,946	9.16	0.5 years	$986,477

Exercisable at September 30, 2013	44,946	9.16	0.5 years	$986,477

A summary of the status and changes of our nonvested shares related to the Company’s Equity Incentive Plans as of and for the nine months ended September 30, 2013 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	284,333	$17.69
Granted	67,500	27.70
Vested	(8,167)	23.57
Cancelled	0	0.00

Nonvested at September 30, 2013	343,666	19.52

As of September 30, 2013, there was $5.5 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 3.0 years.

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

The Company has two classes of issued and outstanding common stock, Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and holders of Class B Common Stock have substantially identical rights, including rights with respect to any declared dividends or distributions of cash or property and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness. The two classes have different voting rights, with holders of Class A Common Stock entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share. The Company uses the two-class method for calculating net earnings per share. Basic and diluted net earnings per share of Class A Common Stock and Class B Common Stock are identical.

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Basic earnings per share	2013	2012	2013	2012
Net earnings attributable to Skechers U.S.A., Inc.	$26,849	$11,004	$40,623	$5,556
Weighted average common shares outstanding	50,393	49,443	50,329	49,335
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.53	$0.22	$0.81	$0.11

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Diluted earnings per share	2013	2012	2013	2012
Net earnings attributable to Skechers U.S.A., Inc.	$26,849	$11,004	$40,623	$5,556
Weighted average common shares outstanding	50,393	49,443	50,329	49,335
Dilutive effect of stock options	211	480	203	499

Weighted average common shares outstanding	50,604	49,923	50,532	49,834

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.53	$0.22	$0.80	$0.11

There were no options excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

(5) INCOME TAXES

The Company’s effective tax rates for the three and nine months ended September 30, 2013 were 33.2% and 31.9%, respectively, compared to the effective tax rates of 24.3% and (78.3)% for the three and nine months ended September 30, 2012, respectively. Income tax expense for the three months ended September 30, 2013 was $14.1 million compared to $3.7 million for the same period in 2012. Income tax expense for the nine months ended September 30, 2013 was $21.0 million compared to a benefit of $3.0 million for the same period in 2012.

The tax provision for the three and nine months ended September 30, 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The tax provision for the three and nine month periods ended September 30, 2012 was calculated utilizing the Company’s actual effective tax rate because the Company believed that the actual year-to-date effective tax rate was the best estimate of the annual tax rate in accordance with ASC 740-270. The estimated effective tax rate, for the three and nine months ended September 30, 2013, is subject to management’s ongoing review and revision, if necessary. The Company estimated its ongoing effective annual tax rate in 2013 to be approximately 32%. The Company’s effective tax rates for the three and nine months ended September 30, 2013 are lower than the statutory federal rate of 35% due to federal and state income tax credits, the Company’s earnings in lower tax rate foreign jurisdictions and the Company’s planned permanent reinvestment of undistributed earnings from its foreign subsidiaries. As such, the Company did not provide for deferred income taxes on accumulated undistributed earnings of its foreign subsidiaries.

(6) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $3.4 million and $3.2 million of outstanding letters of credit and $0.1 million and $2.4 million in short-term borrowings as of September 30, 2013 and December 31, 2012, respectively.

Long-term borrowings are as follows (in thousands):

	September 30, 2013	December 31, 2012
Note payable to banks, due in monthly installments of $343.4 (includes principal and interest), variable rate interest at 3.93% per annum, secured by property, balloon payment of $76,976 due November 2015	$79,160	$79,916
Note payable to banks, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54% per annum, secured by property, balloon payment of $12,635 due December 2015	24,950	29,010
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 due June 2016	25,518	29,213
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed rate interest at 5.24% per annum, maturity date of July 2019	1,838	2,036
Capital lease obligations	0	10

Subtotal	131,466	140,185
Less current installments	11,935	11,668

Total long-term borrowings	$119,531	$128,517

(7) LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

The Company’s claims and advertising for its toning products including for its Shape-ups are subject to the requirements of, and routinely come under review by, regulators including the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. The Company is currently responding to requests for information regarding its claims and advertising from regulatory and quasi-regulatory agencies in several countries and is fully cooperating with those requests. While the Company believes that its claims and advertising with respect to its core toning shoe products are supported by scientific tests, expert opinions and other relevant data, and while the Company has been successful in defending its claims and advertising in several different countries, it has discontinued using certain test results and periodically reviews and updates its claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in its claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.

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

(8) STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2013, 88,160 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended September 30, 2012, no shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2013, 104,396 shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2012, 22,880 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to non-controlling interest (in thousands):

	Nine-Months Ended September 30,
	2013	2012
Non-controlling interest, January 1	$43,120	$39,966 1,290 278
Net earnings attributable to non-controlling interest	4,144
Foreign currency translation adjustment	(15)
Capital contribution by non-controlling interest	3,635	2,000
Capital distribution to non-controlling interest	(2,575)	0

Non-controlling interest, September 30	$48,309	$43,534

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net sales
Domestic wholesale	$226,527	$174,144	$608,736	$485,853
International wholesale	130,141	122,989	370,001	329,083
Retail	152,100	126,932	396,733	334,335
E-commerce	6,988	5,364	20,154	15,433

Total	$515,756	$429,429	$1,395,624	$1,164,704

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Gross margins
Domestic wholesale	$83,447	$64,698	$219,280	$185,572
International wholesale	53,219	47,086	153,360	128,077
Retail	90,791	73,642	236,412	194,257
E-commerce	3,064	2,398	9,095	6,956

Total	$230,521	$187,824	$618,147	$514,862

	September 30, 2013	December 31, 2012
Identifiable assets
Domestic wholesale	$852,886	$820,253
International wholesale	352,409	367,005
Retail	152,238	152,795
E-commerce	290	167

Total	$1,357,823	$1,340,220

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Additions to property, plant and equipment
Domestic wholesale	$2,531	$2,930	$8,456	$14,566
International wholesale	1,683	403	2,515	2,358
Retail	7,751	2,253	18,571	11,250

Total	$11,965	$5,586	$29,542	$28,174

Geographic Information:

The following summarizes our operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net Sales
United States	$363,938	$288,697	$969,221	$788,797
Canada	20,226	16,127	51,888	40,226
Other international (1)	131,592	124,605	374,515	335,681

Total	$515,756	$429,429	$1,395,624	$1,164,704

	September 30, 2013	December 31, 2012
Property, plant and equipment, net
United States	$340,597	$345,202
Canada	4,321	1,252
Other international (1)	17,132	15,992

Total	$362,050	$362,446

(1)	The Company has subsidiaries in United Kingdom, Germany, France, Spain, Portugal, Italy, Belgium, the Netherlands, Japan, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, Thailand and India that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary and joint venture.

(10) BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $152.5 million and $111.8 million before allowances for bad debts, sales returns and chargebacks at September 30, 2013 and December 31, 2012, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $133.9 million and $118.8 million before allowance for bad debts, sales returns and chargebacks at September 30, 2013 and December 31, 2012, respectively. The Company’s credit losses attributable to write-offs for the three months ended September 30, 2013 and 2012 were $1.3 million and $0.3 million, respectively. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2013 and 2012 were $2.3 million and $1.5 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $379.1 million and $387.2 million at September 30, 2013 and December 31, 2012, respectively.

The Company’s net sales to its five largest customers accounted for approximately 17.9% and 16.7% of total net sales for the three months ended September 30, 2013 and 2012, respectively. The Company’s net sales to its five largest customers accounted for approximately 18.3% and 19.2% of total net sales for the nine months ended September 30, 2013 and 2012, respectively. No customer accounted for more than 10% of our net sales during the three and nine months ended September 30, 2013 and 2012. No customer accounted for more than 10% of net trade receivables at September 30, 2013 and 2012.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Manufacturer #1	41.1%	33.7%	36.5%	34.3%
Manufacturer #2	8.2%	11.0%	8.0%	9.8%
Manufacturer #3	5.0%	7.2%	5.7%	6.7%
Manufacturer #4	4.8%	6.5%	5.5%	6.6%
Manufacturer #5	4.3%	5.8%	4.4%	5.7%

	63.4%	64.2%	60.1%	63.1%

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

(11) RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. The Company contributed $0.6 million and $0.3 million to the Foundation to use for various charitable causes during the three months ended September 30, 2013 and 2012, respectively. The Company contributed $1.1 million and $0.8 million to the Foundation to use for various charitable causes during the nine months ended September 30, 2013 and 2012, respectively.

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

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. Given these inherent and changing risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this quarterly report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and states securities laws.

FINANCIAL OVERVIEW

Our net sales for the three months ended September 30, 2013 were $515.8 million, an increase of $86.4 million or 20.1%, as compared to net sales of $429.4 million for the three months ended September 30, 2012. This increase was due to increased sales across our Women’s Go, Men’s and Women’s Sport, and BOB’s divisions. Net earnings for the three months ended September 30, 2013 were $26.8 million, or $0.53 per diluted share, as compared to $11.0 million, or $0.22 per diluted share, for the same period in the prior year. Gross margins were 44.7% for the three months ended September 30, 2013 as compared to 43.7% for the same period in the prior year. Net earnings for the nine months ended September 30, 2013 were $40.6 million, or $0.80 per diluted share, as compared to $5.6 million, or $0.11 per diluted share, for the same period in the prior year. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our revenue is derived from the domestic wholesale segment.

Revenue by segment as a percentage of net sales was as follows:

	Three-Months Ended September 30,
	2013	2012
Percentage of revenues by segment
Domestic wholesale	43.9%	40.5%
International wholesale	25.2%	28.6%
Retail	29.5%	29.6%
E-commerce	1.4%	1.3%

Total	100%	100%

As of September 30, 2013, we owned 307 domestic retail stores and 63 international retail stores, and we have established our presence in most of, what we believe to be, the major domestic retail markets. During the first nine months of 2013, we opened six domestic concept stores, six domestic outlet stores, five domestic warehouse stores, four international concept stores and six international outlet stores. In addition, we closed seven domestic concept stores, two domestic outlet stores, one domestic warehouse store and one international concept store. We review all of our stores for impairment annually, or more frequently if triggering events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2013, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase sales, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, and (iv) strategically expanding our retail distribution channel by opening another 17 to 20 stores.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2013		2012		2013		2012
Net sales	$515,756	100.0%	$429,429	100.0%	$1,395,624	100.0%	$1,164,704	100.0%
Cost of sales	285,235	55.3	241,605	56.3	777,477	55.7	649,842	55.8

Gross profit	230,521	44.7	187,824	43.7	618,147	44.3	514,862	44.2
Royalty income, net	1,649	0.3	1,758	0.4	4,844	0.3	4,503	0.4

	232,170	45.0	189,582	44.1	622,991	44.6	519,365	44.6

Operating expenses:
Selling	40,211	7.8	34,385	8.0	119,995	8.6	103,834	8.9
General and administrative	147,916	28.7	134,913	31.4	426,450	30.5	401,172	34.5

	188,127	36.5	169,298	39.4	546,445	39.1	505,006	43.4

Earnings from operations	44,043	8.5	20,284	4.7	76,546	5.5	14,359	1.2
Interest income	329	0.1	124	0.0	536	0.1	490	0.0
Interest expense	(3,142)	(0.6)	(3,462)	(0.8)	(8,889)	(0.7)	(9,805)	(0.8)
Other, net	1,162	0.2	(1,621)	(0.3)	(2,456)	(0.2)	(1,205)	(0.1)

Earnings before income tax expense (benefit)	42,392	8.2	15,325	3.6	65,737	4.7	3,839	0.3
Income tax expense (benefit)	14,059	2.7	3,725	0.9	20,970	1.5	(3,007)	(0.3)

Net earnings	28,333	5.5	11,600	2.7	44,767	3.2	6,846	0.6
Less: Net earnings attributable to non-controlling interests	1,484	0.3	596	0.1	4,144	0.3	1,290	0.1

Net earnings attributable to Skechers U.S.A., Inc.	$26,849	5.2%	$11,004	2.6%	$40,623	2.9%	$5,556	0.5%

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Net sales

Net sales for the three months ended September 30, 2013 were $515.8 million, an increase of $86.4 million, or 20.1%, as compared to net sales of $429.4 million for the three months ended September 30, 2012. The increase in net sales was primarily attributable to higher sales in our international subsidiaries, domestic wholesale and retail segments, which was partially offset by decreased sales to our foreign distributors.

Our domestic wholesale net sales increased $52.4 million, or 30.1%, to $226.5 million for the three months ended September 30, 2013 from $174.1 million for the three months ended September 30, 2012. The increase in our domestic wholesale segment was due to strong sales and significant growth in several key divisions including our Women’s Go, and Men’s and Women’s Sport and BOB’S divisions, which were offset by reduced sales in our Women’s Active and Men’s USA divisions. The average selling price per pair within the domestic wholesale segment increased to $22.51 per pair for the three months ended September 30, 2013 from $21.65 per pair for the same period last year due to increased sales of newer products with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on a 25.2% unit sales volume increase to 10.1 million pairs for the three months ended September 30, 2013 from 8.0 million pairs for the same period in 2012.

Our international wholesale segment sales increased $7.1 million, or 5.8%, to $130.1 million for the three months ended September 30, 2013 compared to sales of $123.0 million for the three months ended September 30, 2012. Our international wholesale sales consist of direct sales by our foreign subsidiaries – those sales we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries increased $13.7 million, or 16.1%, to $98.8 million for the three months ended September 30, 2013 compared to net sales of $85.1 million for the three months ended September 30, 2012. The largest sales increases during the quarter came from our subsidiaries in Canada and Chile, and our joint ventures in Hong Kong, China, Singapore and India offset by decreases in Spain and Japan. The increases are primarily attributable to sales in our Women’s Go, Twinkle Toes and Women’s Sport lines. Sales to our foreign distributors decreased $6.5 million to $31.4 million for the three months ended September 30, 2013, a 17.3% decrease from sales of $37.9 million for the three months ended September 30, 2012. This was primarily attributable to decreased sales to our distributors in South Korea, Panama and the United Arab Emirates (“UAE”) due to difficult economic and political environments in those countries and certain countries that those distributors sell in such as Colombia and Venezuela.

Our retail segment sales increased $25.2 million to $152.1 million for the three months ended September 30, 2013, a 19.8% increase over sales of $126.9 million for the three months ended September 30, 2012. The increase in retail sales was primarily attributable to increased comparable sales due to increased sales of our newer products, and a net increase of 12 domestic and 12 international stores compared to the same period in 2012. For the three months ended September 30, 2013, our domestic retail sales increased 19.5% compared to the same period in 2012, which was primarily due to positive comparable domestic store sales of 17.3%, and our international retail store sales increased 22.2%, which was primarily due to positive comparable international store sales of 14.4%. During the three months ended September 30, 2013, we opened three new domestic concept stores, three domestic outlet stores, two domestic warehouse stores, three international concept stores and five international outlet stores, and we closed one domestic concept store and one domestic warehouse store.

Our e-commerce sales increased $1.6 million, or 30.3%, to $7.0 million for the three months ended September 30, 2013 compared to $5.4 million for the three months ended September 30, 2012, which was primarily due to the newer products offered on our websites. Our e-commerce sales made up approximately 1.4% and 1.3% of our consolidated net sales for each of the three-month periods ended September 30, 2013 and 2012, respectively.

Gross profit

Gross profit for the three months ended September 30, 2013 increased $42.7 million to $230.5 million as compared to $187.8 million for the three months ended September 30, 2012. Gross profit as a percentage of net sales, or gross margin, increased to 44.7% for the three months ended September 30, 2013 from 43.7% for the same period in the prior year. Our domestic wholesale segment gross profit increased $18.7 million, or 29.0%, to $83.4 million for the three months ended September 30, 2013 compared to $64.7 million for the three months ended September 30, 2012. Domestic wholesale margins decreased slightly to 36.8% in the three months ended September 30, 2013 from 37.2% for the same period in the prior year. The decrease in domestic wholesale margins was primarily due to lower margins in our Men’s lines offset by reduced sales of discounted toning products as compared to the same period in the prior year.

Gross profit for our international wholesale segment increased $6.1 million, or 13.0%, to $53.2 million for the three months ended September 30, 2013 compared to $47.1 million for the three months ended September 30, 2012. Gross margins were 40.9% for the three months ended September 30, 2013 compared to 38.3% for the three months ended September 30, 2012. The increase in gross margins for the international wholesale segment was primarily attributable to increased sales by our foreign subsidiaries, which achieve higher gross margins than our international wholesale sales to our foreign distributors. Gross margins for our direct sales by our foreign subsidiaries increased to 45.9% for the three months ended September 30, 2013 as compared to 44.9% for the three months ended September 30, 2012 primarily due to sales of newer products combined with reduced sales of discounted toning products as compared to the prior year period. Gross margins for sales to our foreign distributors increased to 25.2% for the three months ended September 30, 2013 as compared to 23.6% for the three months ended September 30, 2012, which was due to increases in sales in our Women’s Go, Twinkle Toes and Women’s Sport lines and reduced sales of discounted toning products as compared to the prior year period.

Gross profit for our retail segment increased $17.2 million, or 23.3%, to $90.8 million for the three months ended September 30, 2013 as compared to $73.6 million for the three months ended September 30, 2012. Gross margins for all company-owned domestic and international stores were 59.7% for the three months ended

September 30, 2013 as compared to 58.0% for the three months ended September 30, 2012. Gross margins for our domestic stores were 60.0% for the three months ended September 30, 2013 as compared to 58.3% for the three months ended September 30, 2012. Gross margins for our international stores were 57.6% for the three months ended September 30, 2013 as compared to 56.4% for the three months ended September 30, 2012. The increase in retail gross margins was primarily due to increased sales of our newer product with higher contribution margins combined with reduced sales of discounted toning products as compared to the prior year period.

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

Selling expenses

Selling expenses increased by $5.8 million, or 16.9%, to $40.2 million for the three months ended September 30, 2013 from $34.4 million for the three months ended September 30, 2012. As a percentage of net sales, selling expenses were 7.8% and 8.0% for the three months ended September 30, 2013 and 2012, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $2.6 million, increased commissions of $1.1 million due to higher net sales and higher trade show expenses of $1.9 million.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $13.0 million, or 9.6%, to $147.9 million for the three months ended September 30, 2013 from $134.9 million for the three months ended September 30, 2012. Of these amounts, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $31.9 million for the three months ended September 30, 2013 and 2012, respectively. As a percentage of sales, general and administrative expenses were 28.7% and 31.4% for the three months ended September 30, 2013 and 2012, respectively. The $13.0 million increase in general and administrative expenses was primarily attributable to increased warehouse and distribution costs of $1.8 million due to higher sales volumes, increased rent of $3.9 million, increased employee salaries and benefits of $6.1 million primarily due to increased employee head count to support the opening of additional stores.

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

Interest income

Interest income was $0.3 million and $0.1 million for the three months ended September 30, 2013 and September 30, 2012, respectively.

Interest expense

Interest expense was $3.1 million for the three months ended September 30, 2013 compared to $3.5 million for the same period in 2012. The decrease was primarily due to decreased interest paid on loans for our domestic distribution center and domestic warehouse equipment. Interest expense was also incurred on amounts owed to our foreign manufacturers.

Income taxes

Our effective tax rate was 33.2% and 24.3% for the three months ended September 30, 2013 and 2012, respectively. Income tax expense for the three months ended September 30, 2013 was $14.1 million compared to $3.7 million for the same period in 2012. For the three months ended September 30, 2013, the increase in the effective tax rate and increase in income tax expense was primarily due to our increased profitability in higher tax jurisdictions.

The tax provision for the three months ended September 30, 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The tax provision for the three-month period ended September 30, 2012, was calculated utilizing our actual effective tax rate because we believed that the actual year-to-date effective tax rate was the best estimate of the annual tax rate in accordance with ASC 740-270. The estimated effective tax rate, for the three months ended September 30, 2013, is subject to management’s ongoing review and revision, if necessary. We estimated our ongoing effective annual tax rate in 2013 to be approximately 32%. Our effective tax rate for the three months ended September 30, 2013 is lower than the statutory federal rate of 35% due to federal and state income tax credits, our earnings in lower tax rate foreign jurisdictions and our planned permanent reinvestment of undistributed earnings from our foreign subsidiaries. As such, during the three months ended September 30, 2013, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for the three months ended September 30, 2013 increased $0.9 million to $1.5 million as compared to $0.6 million for the same period in 2012 primarily due to increased profitability by our joint ventures. Non-controlling interest represents the share of net earnings that is attributable to our joint venture partners.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Net sales

Net sales for the nine months ended September 30, 2013 were $1.396 billion, an increase of $231 million, or 19.8%, as compared to net sales of $1.165 billion for the nine months ended September 30, 2012. The increase in net sales was primarily attributable to higher sales in our domestic wholesale, international subsidiaries and retail segments, which was partially offset by decreased sales to our foreign distributors.

Our domestic wholesale net sales increased $122.8 million, or 25.3%, to $608.7 million for the nine months ended September 30, 2013 from $485.9 million for the nine months ended September 30, 2012. The largest increases in our domestic wholesale segment were in our Women’s and Men’s Go, Men’s and Women’s Sport, and BOB’s divisions. These increases were partially offset by decreases in our Women’s Active, Women’s USA, and toning divisions. The average selling price per pair within the domestic wholesale segment increased to $21.28 per pair for the nine months ended September 30, 2013 from $21.10 per pair for the same period last year primarily due to increased sales of newer products with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on a 24.2% unit sales volume increase to 28.6 million pairs for the nine months ended September 30, 2013 from 23.0 million pairs for the same period in 2012.

Our international wholesale segment sales increased $40.9 million, or 12.4%, to $370.0 million for the nine months ended September 30, 2013 compared to sales of $329.1 million for the nine months ended September 30, 2012. Direct sales by our foreign subsidiaries increased $49.4 million, or 21.4%, to $280.7 million for the nine months ended September 30, 2013 compared to net sales of $231.3 million for the nine months ended September 30, 2012. The largest sales increases during the period came from our subsidiaries in Canada, France, Chile and our joint ventures in Hong Kong, China, Singapore and India. These increases are primarily attributable to sales of our Women’s Go, Twinkle Toes, Women’s Sport and Men’s USA lines in those countries. Sales to our foreign distributors decreased $8.5 million to $89.3 million for the nine months ended September 30, 2013, a 8.7% decrease from sales of $97.8 million for the nine months ended September 30, 2012. This was primarily attributable to the transition of our distributor-operated business in Japan to a wholly-owned subsidiary and decreased sales to our distributors in Panama and the UAE due to difficult economic and political environments in those countries and certain countries that those distributors sell in such as Colombia and Venezuela.

Our retail segment sales increased $62.4 million to $396.7 million for the nine months ended September 30, 2013, an 18.7% increase over sales of $334.3 million for the nine months ended September 30, 2012. The increase in retail sales was primarily attributable to increased comparable sales due to increased sales of our newer products and a net increase of 12 domestic and 12 international stores compared to the same period in 2012. For the nine months ended September 30, 2013, our domestic retail sales increased 18.4% compared to the same period in 2012, which was primarily due to positive comparable domestic store sales of 15.3%, and our international retail store sales increased 20.5%, which was primarily due to positive comparable international store sales of 16.9%. During the nine months ended September 30, 2013, we opened six domestic concept stores, six domestic outlet stores, five domestic warehouse stores, four international concept store and six international outlet store, and we closed seven domestic concept stores, two domestic outlet stores, one domestic wholesale store and one international concept store.

Our e-commerce sales increased $4.8 million, or 30.6%, to $20.2 million for the nine months ended September 30, 2013 as compared to $15.4 million for the nine months ended September 30, 2012, which was primarily due to the newer products offered on our websites. Our e-commerce sales made up approximately 1.4% and 1.3% of our consolidated net sales for each of the nine-month periods ended September 30, 2013 and 2012, respectively.

Gross profit

Gross profit for the nine months ended September 30, 2013 increased $103.3 million to $618.1 million as compared to $514.8 million for the nine months ended September 30, 2012. Gross profit as a percentage of net sales, or gross margin, increased slightly to 44.3% for the nine months ended September 30, 2013 from 44.2% for the same period in the prior year. Our domestic wholesale segment gross profit increased $33.7 million, or 18.2%, to $219.3 million for the nine months ended September 30, 2013 compared to $185.6 million for the nine months ended September 30, 2012, primarily due to increased sales volumes. Domestic wholesale margins decreased to 36.0% in the nine months ended September 30, 2013 from 38.2% for the same period in the prior year. The decrease in domestic wholesale margins was primarily due to lower margins in our Men’s and Kid’s lines offset by reduced sales of discounted toning products as compared to the same period in the prior year, and a one-time $2.5 million credit to an account that had purchased a significant portion of our excess toning inventory. This credit was issued due to various issues relating to market conditions, pricing and the amount of toning inventory in the market place.

Gross profit for our international wholesale segment increased $25.3 million, or 19.7%, to $153.4 million for the nine months ended September 30, 2013 compared to $128.1 million for the nine months ended September 30, 2012. Gross margins were 41.5% for the nine months ended September 30, 2013 compared to 38.9% for the nine months ended September 30, 2012. The increase in gross margins for the international wholesale segment was primarily attributable to increased sales by our international subsidiaries, which achieve higher gross margins than our international wholesale sales to our foreign distributors. Gross margins for our direct sales by our foreign subsidiaries were 46.6% for the nine months ended September 30, 2013 as compared to 44.6% for the nine months ended September 30, 2012 primarily due to sales of newer product with higher contribution margins combined with reduced sales of discounted toning products as compared to the prior year period. Gross margins for sales to our foreign distributors were 25.3% for the nine months ended September 30, 2013 as compared to 25.4% for the nine months ended September 30, 2012.

Gross profit for our retail segment increased $42.2 million, or 21.7%, to $236.4 million for the nine months ended September 30, 2013 as compared to $194.2 million for the nine months ended September 30, 2012. Gross margins for all company-owned domestic and international stores were 59.6% for the nine months ended September 30, 2013 as compared to 58.1% for the nine months ended September 30, 2012. Gross margins for our domestic stores were 60.1% for the nine months ended September 30, 2013 as compared to 58.7% for the nine months ended September 30, 2012. Gross margins for our international stores were 56.4% for the nine months ended September 30, 2013 as compared to 54.7% for the nine months ended September 30, 2012. The increase in gross margins was primarily due to reduced sales of discounted toning products combined with increased sales of our newer products as compared to the prior year period.

Selling expenses

Selling expenses increased by $16.2 million, or 15.6%, to $120.0 million for the nine months ended September 30, 2013 from $103.8 million for the nine months ended September 30, 2012. As a percentage of net sales, selling expenses were 8.6% and 8.9% for the nine months ended September 30, 2013 and 2012, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $12.4 million and increased sales commissions of $2.9 million due to higher net sales.

General and administrative expenses

General and administrative expenses increased by $25.3 million, or 6.3%, to $426.5 million for the nine months ended September 30, 2013 from $401.2 million for the nine months ended September 30, 2012. Of these amounts, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $95.6 million and $91.2 million for the nine months ended September 30, 2013 and 2012, respectively. As a percentage of sales, general and administrative expenses were 30.5% and 34.5% for the nine months ended September 30, 2013 and 2012, respectively. The $25.3 million increase in general and administrative expenses was primarily attributable to increased warehouse and distribution costs of $6.7 million due to higher sales volumes, increased rent of $2.1 million due to the opening of additional stores, increased employee salaries and benefits of $11.1 million primarily due to increased employee head count to support the opening of additional stores.

Interest income

Interest income was $0.5 million for each of the nine months ended September 30, 2013 and September 30, 2012.

Interest expense

Interest expense was $8.9 million for the nine months ended September 30, 2013 compared to $9.8 million for the same period in 2012. The decrease was primarily due to decreased interest paid on loans for our domestic distribution center and domestic warehouse equipment. Interest expense was also incurred on amounts owed to our foreign manufacturers.

Income taxes

Our effective tax rate was 31.9% and (78.3)% for the nine months ended September 30, 2013 and 2012, respectively. Income tax expense for the nine months ended September 30, 2013 was $21.0 million compared to benefit of $3.0 million for the same period in 2012. The increase in the effective tax rate and increase in income tax expense was primarily due to our return to profitability in most tax jurisdictions worldwide as compared to losses in higher tax jurisdictions offset by profits in lower tax jurisdictions in the prior year period.

The tax provision for the nine months ended September 30, 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The tax benefit for the nine-month period ended September 30, 2012, was calculated utilizing our actual effective tax rate because we believed that the actual year-to-date effective tax rate was the best estimate of the annual tax rate in accordance with ASC 740-270. The estimated effective tax rate, for the nine months ended September 30, 2013, is subject to management’s ongoing review and revision, if necessary. We estimated our ongoing effective annual tax rate in 2013 to be approximately 32%. Our effective tax rate for the nine months ended September 30, 2013 is lower than the statutory federal rate of 35% due to federal and state income tax credits, our earnings in lower tax rate foreign jurisdictions and our planned permanent reinvestment of undistributed earnings from our foreign subsidiaries. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interest in net income of consolidated subsidiaries

Non-controlling interest for the nine months ended September 30, 2013 increased $2.8 million to $4.1 million as compared to $1.3 million for the same period in 2012 due to increased profitability by our joint ventures. Non-controlling interest represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2013 was $696.0 million, an increase of $48.2 million from working capital of $647.8 million at December 31, 2012. Our cash at September 30, 2013 was $332.8 million compared to $325.8 million at December 31, 2012. The increase in cash and cash equivalents of $7.0 million was primarily the result of decreased inventories of $27.3 million and increased net earnings partially offset by decreased payables of $16.2 million and increased receivables of $58.9 million. Our primary sources of operating cash flows are customer collections and retail sales collections. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, capital expenditures and debt service payments.

For the nine months ended September 30, 2013, net cash provided by operating activities was $45.8 million as compared to net cash used by operating activities of $20.7 million for the nine months ended September 30, 2012. The increase in net cash provided by operating activities for the nine months ended September 30, 2013 as compared to the same period for the prior year was primarily the result of increased earnings and decreased inventories, which were partially offset by increased receivables and decreased payables.

Net cash used in investing activities was $29.5 million for the nine months ended September 30, 2013 as compared to $28.2 million for the nine months ended September 30, 2012. The increase in net cash used in investing activities for the nine months ended September 30, 2013 as compared to the same period in the prior year was the result of higher capital expenditures. Capital expenditures for the nine months ended September 30, 2013 were approximately $29.5 million, which primarily consisted of $18.6 million for several new store openings and remodels, $2.6 million for IT computer equipment and software and $2.5 million for building improvements. This was compared to capital expenditures of $28.2 million for the nine months ended September 30, 2012, which consisted of new store openings and remodels, development costs for our distribution center, and warehouse equipment upgrades. We expect our ongoing capital expenditures for the remainder of 2013 to be approximately $12 million to $17 million, which includes opening another 17 to 20 retail stores in addition to numerous store remodels. In addition, we are currently in the process of designing and installing additional equipment for our European Distribution Center and estimate the cost of this equipment to be approximately $12.5 million.

Net cash used by financing activities was $8.4 million during the nine months ended September 30, 2013 compared to net cash provided by financing activities of $5.2 million during the nine months ended September 30, 2012. The decrease in cash provided by financing activities for the nine months ended September 30, 2013 as compared to the same period for the prior year was primarily due to a smaller increase in our line of credit and distributions paid by the non-controlling interest partially offset by increased contributions received from the non-controlling interest.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution facility in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to November 16, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the JV, (iii) repay a loan to the JV of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, and (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, and (v) pay $0.8 million for loan fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We had $79.2 million outstanding under the Loan Agreement and the Modification, which is included in long-term borrowings on September 30, 2013. We paid commitment fees of $0.6 million on the Loan, which are being amortized to interest expense over the three-year life of the Loan.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million, which accrues interest at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million, which accrues interest at a fixed rate of 3.19% per annum. As of September 30, 2013, the total outstanding principal on these Notes was $50.5 million. We paid commitment fees of $825,000 on this loan, which are being amortized over the five-year life of the facility.

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of banks, of which six currently remain as participants. On November 5, 2009, March 4, 2010, May 3, 2011 and September 30, 2013, we entered into three successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (0.50%, 0.75% or 1.00% for Base Rate loans and 1.50%, 1.75% or 2.00% for LIBOR loans). We pay a monthly unused line of credit fee of 0.25% or 0.375% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the four-year life of the facility. As of September 30, 2013, there was $0.1 million outstanding under this credit facility.

We had outstanding short-term and long-term borrowings of $131.6 million as of September 30, 2013, of which $50.5 million relates to notes payable for warehouse equipment for our new distribution center that are secured by the equipment, $81.0 million relates to our loans for our new distribution center and the remaining balance primarily relates to our secured credit agreement. We were in compliance with all debt covenants under the Amended Credit Agreement, the Loan Agreement and the Modification, and the Loan Documents as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through September 30, 2014 and for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the our critical accounting policies, please refer to our annual report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2012 filed with the SEC on March 1, 2013 and July 31, 2013, respectively. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2013.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2012 and the first nine months of 2013, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. As of September 30, 2013, we had $0.1 million and $79.2 million of outstanding short-term and long-term borrowings, respectively subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. As of September 30, 2013, there was $0.1 million outstanding under this credit facility.

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

Assets and liabilities outside the United States are located in those countries where we have subsidiaries or joint ventures: the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam, India and Japan. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $3.1 million and a translation gain of $2.2 million for the nine months ended September 30, 2013 and 2012, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2013 would have reduced the values of our net investments by approximately $7.6 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2012, we announced that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed—we have made payments in the aggregate amount of $50 million to settle and finally resolve the domestic advertising class action lawsuits and related claims brought by the FTC and the SAGs. The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012. Consent judgments in the 45 SAG actions have been approved and entered by courts in those jurisdictions. On May 13, 2013, the United States District Court for the Western District of Kentucky entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals from that final approval order has expired.

On November 8, 2012, we were served with a Grand Jury Subpoena (“Subpoena”) for documents and information relating to our past advertising claims for our toning footwear, including Shape-ups and Resistance

Runners. The Subpoena was issued by a Grand Jury of the United States District Court for the Northern District of Ohio, in Cleveland, Ohio. The Subpoena seeks documents and information related to outside studies conducted on our toning footwear. This Subpoena appears to grow out of the FTC’s inquiry into our claims and advertising for Shape-ups and our other toning shoe products, which we settled with the FTC, SAGs and consumer class as part of a global settlement, as set forth above. We are fully cooperating and are in the process of producing documents and other information requested in the Subpoena. The Assistant United States Attorney has informed us that neither our company nor our employees are targets at the present time. Although we do not believe this matter will have a material adverse impact on our results of operations or financial position, it is too early to predict the timing and outcome of this matter or reasonably estimate a range of potential losses, if any.

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

Patty Tomlinson v. Skechers U.S.A., Inc.—On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, where it was pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the Court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but stayed the remand pending completion of appellate review. On September 11, 2012, the District Court lifted its stay and remanded this case to the Circuit Court of Washington County, Arkansas. On October 11, 2012, by stipulation of the parties, the state Circuit Court issued an order staying the case. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the nationwide consumer class action settlement in Grabowski v. Skechers U.S.A., Inc. Case No. 3:12-CV-00204, and Morga v. Skechers U.S.A., Inc., Case No. 3:12-CV-00205 (the “Grabowski/Morga class actions”), and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals therefrom has expired. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Tomlinson.

Terena Lovston v. Skechers U.S.A., Inc.—On May 13, 2011, Terena Lovston filed a lawsuit against our company in Circuit Court in Lonoke County, Arkansas, Case No. CV-11-321. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for our toning footwear products violates Arkansas’ Deceptive Trade Practices Act, and is resulting in unjust enrichment. The complaint seeks certification of a statewide class and compensatory damages. On June 3, 2011, we removed the case to the United States District Court for the Eastern District of Arkansas, where it was pending as Terena Lovston v. Skechers U.S.A., Inc., 4:11-cv-0460. On August 5, 2011, the District Court issued an order staying the case pending completion of the appellate process in the Tomlinson action described above. On July 12, 2012, the district court ordered the Lovston case remanded to Arkansas state court, and on or about July 26, 2012, the plaintiff filed a renewed motion in the State Circuit Court for certification of a class of Arkansas residents who purchased our toning footwear products. On August 10, 2012, the Circuit Court issued an order staying the Lovston case in light of the class action settlement in the Grabowski/Moraga class actions (described above). On November 8, 2012, as allowed under the Circuit Court’s stay order, the plaintiff gave notice that she intended to lift the stay and to proceed with the action by an amended complaint. On November 27, 2012, an amended complaint was filed in which Ms. Lovston abandoned her class action allegations, asserted a new personal injury claim, and added eight new plaintiffs with personal injury claims. On December 20, 2012, we filed a motion to dismiss the new plaintiffs’ claims for improper venue, to strike the amended complaint, or to sever and transfer the new plaintiffs’ claims to their home counties in Arkansas. On

February 11, 2013, the state Circuit Court took that motion and several discovery motions under submission and ordered the parties to mediation. The Lovston case has been resolved and was dismissed with prejudice on September 16, 2013.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group—On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 6, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga class actions (described above), and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals therefrom has expired. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Boatright.

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

Personal Injury Lawsuits Involving Shape-ups—As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we have been named as a defendant in 647 currently pending cases that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs. On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses 595 personal injury cases that were initiated as individual lawsuits in various federal courts and 153 additional claims submitted by plaintiff fact sheets. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group are also named defendants in 44 personal injury actions filed in the Superior Court of California in Los Angeles (“LASC”) that have been brought on behalf of a total of 554 individual plaintiffs. Finally, there are currently eight other personal injury actions pending in various state courts, two of which have been removed to federal court and have pending transfers to the MDL and another two of which have settled in principle and are expected to be dismissed with prejudice. Since 2011, the Company has resolved 289 personal injury claims in the MDL proceedings that were either filed as formal actions or submitted by plaintiff fact sheets, as well as seven actions filed in various state courts (including the Lovston action described above). Three cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers. The claims of 32 persons involved in the LASC proceedings have been dismissed in whole or in part either voluntarily or on motions by Skechers. In addition, Skechers has reached settlements in principle with an additional 147 claimants in the MDL proceeding, and anticipates that those settlements will finalized in the near term. The personal injury cases in the MDL and LASC proceedings are in many instances solicited and handled by the same plaintiff’s law firms. It is too early to predict the outcome of any case, whether there will be future personal injury cases filed, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. Notwithstanding, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously.

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

The information presented below updates the risk factors disclosed in our annual report on Form 10-K and Form 10-K/A for the year ended December 31, 2012 and should be read in conjunction with the risk factors and other information disclosed in our 2012 annual report that could have a material effect on our business, financial condition and results of operations.

The Resignation Of Our Former Independent Registered Public Accounting Firm, Its Withdrawal Of Its Audit Reports With Respect To Certain Of Our Historical Financial Statements And The Related Costs May Have A Material Adverse Effect On Us.

On April 8, 2013, KPMG, LLP (“KPMG”) notified us that KPMG was resigning, effective immediately, as our independent accountant. KPMG stated it had concluded it was not independent because of alleged insider trading in our securities by one of KPMG’s former partners who was the KPMG engagement partner on our audit for the 2011 and 2012 fiscal years. KPMG advised us it resigned as our independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to our financial statements, our accounting practices, the integrity of our management or for any other reason. As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation, KPMG notified us that it had no option but to withdraw its audit reports regarding our financial statements for the fiscal years ended December 31, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2011 and 2012, and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. On July 31, 2013, we announced that our newly engaged independent registered public accounting firm, BDO USA, LLP (“BDO”), had completed its audit of our consolidated financial statements for the fiscal years ended December 31, 2012 and 2011, and the attestation of the effectiveness of our internal control over financial reporting as of December 31, 2012 under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (collectively, the “Re-audit”). No adjustments or changes were made to our consolidated financial statements or related notes for the fiscal years ended December 31, 2012 and 2011, except for updates with respect to subsequent events, including certain litigation matters. Following the completion of the Re-audit by BDO, we filed an amendment to our annual report on Form 10-K/A for the year ended December 31, 2012 with the SEC, which includes BDO’s audit report covering the relevant periods.

As a result of KPMG’s resignation, we have suffered and will continue to suffer a number of difficulties in respect of our SEC filings and other matters. KPMG’s withdrawal of its previous audit reports renders us currently ineligible to use shelf registration or “short-form” registration that would allow us to incorporate our prior SEC filings by reference. In addition, to date we have incurred significant costs as a result of KPMG’s resignation in the form of legal and similar professional fees, in addition to the substantial diversion of the time and attention of our officers, directors and members of our accounting and legal departments.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2013 and 2012, our net sales to our five largest customers accounted for approximately 18.3% and 19.2% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2013 or 2012. No customer accounted for more than 10% of outstanding accounts receivable balance at September 30, 2013 or 2012. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2013 and 2012, the top five manufacturers of our manufactured products produced approximately 60.1% and 63.1% of our total purchases, respectively. One manufacturer accounted for 36.5% of total purchases for the nine months ended September 30, 2013, and the same manufacturer accounted for 34.3% of total purchases for the same period in 2012. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of September 30, 2013, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 64.5% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 14.9% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 19.9% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2013, Mr. Greenberg beneficially owned 47.7% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 59.4% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 14.7% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders, and Mr. Schwartzberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Mr. Greenberg’s and/or Mr. Schwartzberg’s interests may differ from the interests of the other stockholders. Each of them has an ability to significantly influence or substantially control actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment Number Four to Credit Agreement dated September 30, 2013, by and among the Registrant, certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2013	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer