Form 10-K
period 2013-12-31
SKECHERS USA INC
filed 2014-02-28
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $940.0 million based upon the closing price of $24.01 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2014: 39,964,447.

The number of shares of Class B Common Stock outstanding as of February 15, 2014: 10,869,694.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2014 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

This annual report includes our trademarks, including Skechers®, Skechers Performance®, Skechers GOrun®, Skechers GOwalk®, Skechers on-the-Go™, ®, ®, ®, Skechers Cali™, Relaxed Fit®, Skechers Memory Foam™, Skech-Air®, BOBS™, Hot Lights®, Twinkle Toes®, Bella Ballerina™, Shape-ups®, Resalyte®, Resagrip®, Resamax®, each of which is our property. This report contains additional trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2014 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:

•	the resignation of our former independent registered public accounting firm, and its withdrawal of its audit reports with respect to certain of our historical financial statements;

•

international, national and local general economic, political and market conditions including the timing and strength of the economic recovery in the United States and the uncertainty of market conditions in Europe;

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

•	our ability to predict our revenues, which have varied significantly in the past and can be expected to fluctuate in the future due to a number of reasons, many of which are beyond our control; and

•	sales levels during the spring, back-to-school and holiday selling seasons.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment and new risk factors emerge from time to time. We cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent and changing risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this annual report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and states securities laws.

PART I

ITEM 1.	BUSINESS

We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Throughout this annual report, we refer to Skechers U.S.A., Inc., a Delaware corporation, its consolidated subsidiaries and certain variable interest entities (“VIE’s”) of which it is the primary beneficiary, as “we,” “us,” “our,” “our company” and “Skechers” unless otherwise indicated. Our Internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our corporate website, www.skx.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing such filings at www.skx.com or at the SEC’s website at www.sec.gov.

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under the Skechers GO brand name. Our footwear reflects a combination of style, quality and value that appeals to a broad range of consumers. Our brands are sold through department and specialty stores, athletic and independent retailers, and boutiques as well as catalog and internet retailers. In addition to wholesale distribution, our footwear is available at our e-commerce website and our own retail stores. As of February 15, 2014, we operated 122 concept stores, 131 factory outlet stores and 71 warehouse outlet stores in the United States, and 44 concept stores and 26 factory outlets internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.

We seek to offer consumers a vast array of fashionable footwear that satisfies their active, casual, dress casual and athletic footwear needs. Our core consumers are style-conscious men and women attracted to our youthful brand image and fashion-forward designs, as well as athletes and fitness enthusiasts attracted to our performance footwear. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic.

We believe that brand recognition is an important element for success in the footwear business. We have aggressively marketed our brands through comprehensive advertising and promotional campaigns for men, women and children. During 2013, our Skechers brand was supported by print, television and outdoor campaigns for men and women; animated kids’ television campaigns featuring our own action heroes and characters; marathons and other events for our Skechers Performance Division; donation events surrounding our BOBS from Skechers charitable footwear program; and print, television and outdoor campaigns featuring our Skechers Performance and Skechers lifestyle endorsees. These endorsees included television personality Brooke Burke-Charvet, Hall of Fame quarterback Joe Montana, Dallas Mavericks owner Mark Cuban, Dodgers baseball legend Tommy Lasorda, Olympic medalist Meb, and recent addition, Danielle Bradbery, the youngest winner of The Voice.

Since December 1992, when we introduced our first line, Skechers USA Sport Utility Footwear, we have expanded our product offering and grown our net sales while substantially increasing the breadth and penetration of our account base. Our men’s, women’s and children’s Skechers-branded product lines benefit from the Skechers reputation for contemporary and progressive styling, quality, comfort and affordability. Our lines that are not branded with the Skechers name benefit from our marketing support, quality management and expertise. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated sales and design teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.

SKECHERS LINES

We offer a wide array of Skechers-branded product lines for men, women, juniors and children. Within these product lines, we also have numerous categories, many of which have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support. Management evaluates segment performance based primarily on net sales and gross margins; however, sales and costs are not allocated to specific product lines.

Lifestyle Brands

Skechers USA. Our Skechers USA category for men and women includes: (i) Casuals, (ii) Dress Casuals, (iii) Relaxed Fit, (iv) seasonal sandals and boots and (v) Casual Fusion. This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.

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

•

Relaxed Fit from Skechers is a line of trend-right casuals with a wider toe box for men and women who want all-day comfort without compromising style. Characteristics of the product line include comfortable outsoles, Skechers Memory Foam insoles and quality leather uppers. A category with unique features, we market and package Relaxed Fit from Skechers styles in a shoe box that is distinct from that of other categories in the Skechers USA line of footwear.

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

Skechers Sport. Our Skechers Sport footwear for men and women includes: (i) Skechers Memory Foam styles, (ii) Lightweight performance-inspired athletics, (iii) Classic Athletic-inspired styles and (iv) Sport sandals and boots. Our Skechers Sport category is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Skechers Sport is typically sold through specialty shoe stores, department stores and athletic footwear retailers.

•

Skechers Memory Foam styles are designed with a high-volume memory foam insole that will contour to your foot and provide greater comfort. The lightweight and ultra-soft looks also feature a flexible outsole and soft uppers, some of which feature bio-engineered mesh uppers. This category features bright, multi-color and solid basic colored uppers.

•

Our Lightweight performance-inspired athletics are designed with comfort and flexibility in mind. Careful attention is devoted to the cushioning, weight, materials, design and construction of the outsoles. Designed as a versatile, trend-right athletic shoe suitable for all-day wear, the product line features leather and trubuck uppers in both bright and classic athletic colors.

•

Classic athletic inspired styles are core proven looks that continue to be strong performers. With all-day comfort and durable rubber tread, these shoes are intended to be a mainstay of any footwear collection. Many of the designs are in white, black and natural shades, with some athletic accents. The uppers are designed in leather, suede and nubuck.

•

Our Sport sandals and boots are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals and boots are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.

Skechers Active. A natural companion to Skechers Sport, Skechers Active has grown from a casual everyday line into a complete line of sneakers for active females of all ages. The product line, with lace-up, Mary Janes, sandals and open back styles, is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures — traditional laces, zig-zag and cross straps, among others. The Active line now includes low-profile, lightweight, flexible and sporty styles, many of which have Skechers Memory Foam under the names Sport Active and Sport Flex, as well as Relaxed Fit from Skechers. Active sneakers are typically available through specialty casual shoe stores and department stores.

BOBS from Skechers. The BOBS from Skechers line has grown to a year-round product with the addition of vulcanized looks and an “at Home” line. Primarily marketed to young women, the BOBS collection also includes footwear for kids, and men to a smaller degree. BOBS are available at department stores, specialty shoe stores and online retailers.

•	BOBS classic espadrille collection is designed in basic colors with canvas, tweed, crochet and boiled wool uppers, suede, and patterned fabrics. Some styles now include Skechers Memory Foam.

•

BOBS vulcanized looks have a very youthful and California lifestyle appeal. Primarily designed with canvas uppers but also jersey fabrics, the line features both classic retro looks and fresh colors and materials for a relevant style. Some styles now include Skechers Memory Foam.

•

The BOBS at Home collection for women is designed with our flexible rubber Keepsakes outsole, and features faux fur linings for the ultimate dorm or winter shoe. The uppers are primarily designed with tweeds, knitted or suede.

•	BOBS for Kids takes many of our successful women’s styles into bright and patterned fabrics and embellished uppers for girls.

•	BOBS for men features basic slip-on and lace-up canvas styles as well as vulcanized. Some now include Skechers Memory Foam.

Skechers donates a pair of new shoes to a child in need through the purchase of BOBS. By the end of 2013, we had donated approximately 6.9 million pairs primarily to SolesforSouls, Samaritan’s Feet International and Fashion Delivers, our charity donation partners, who in turn donate the shoes to various reputable charity organizations in the United States and around the world.

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

•	Airators by Skechers is a line of boys’ sneakers with a foot-cooling system designed to pump air from the heel through to the toes. The product line is marketed with the character, Kewl Breeze.

•	Skechers Super Z-Strap is a line of athletic styled sneakers with a unique “z” shaped closure system for easy closure. The product line is marketed with the character, Z-Strap.

•	Elastika by Skechers is a line of girls’ sneakers with bungee closures. The product line is marketed with the character, Elastika.

•	Bella Ballerina by Skechers is a line of girls’ shoes with a disc that spins on the outsole, allowing girls to twirl like a ballerina.

•

Twinkle Toes by Skechers is a line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. Some also include lights. The product line is marketed with the character, Twinkle Toes.

•

Sporty Shorty by Skechers is a line of athletic-inspired sneakers for girls who like to wear sport-style footwear off the field. Many of the styles are lightweight and come in bright colors. Some also include lights. The product line is marketed with the character, Sporty Shorty.

•	Air-Mazing by Skechers is a lightweight line of colorful sneakers designed for older boys. The product line is marketed with the character, Air-Mazing Kid, who performs air tricks in his sneakers.

Skechers Kids and Skechers Cali for Girls are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger consumers the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box. Skechers Kids shoes are available at department stores and specialty and athletic retailers.

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

Performance Brands

Skechers Performance. Skechers Performance is a collection of technical footwear designed with a focus on a specific activity to maximize performance and promote natural motion. Developed by the Skechers Performance Design Team, the footwear utilizes the latest advancements in materials and innovative design, including an ultra-lightweight Resalyte compound for the midsole and GOimpulse sensors for responsive feedback. Limited edition packs with all-weather protection or Skechers Nite Owl glow-in-the-dark technology are featured across multiple product lines. The footwear is available at athletic footwear retailers, department stores and specialty running stores.

•

Skechers GOrun. Skechers GOrun 3 is the latest in a collection of lightweight, flexible running shoes that features a midfoot strike design for efficient running and a low 4mm heel drop for a natural running feel. Skechers GOrun ride 3 features a similar design with enhanced cushioning for elevated comfort and support. Skechers GOrun ultra offers maximum cushioning for the most support with a 6mm heel drop. Skechers GOmeb Speed 2 is the high-performance racing shoe worn by elite marathon runner Meb. This range of running product is marketed to serious runners and recreational runners alike.

•

Skechers GOwalk. Skechers GOwalk is designed for walking and casual wear, and offers performance features in a comfortable casual slip-on. The product line features a lightweight and flexible design to promote natural foot movement when walking. Skechers GOwalk 2 incorporates more performance technologies with a unique V-Stride outsole designed specifically to promote a natural walking stride. Skechers on-the-GO footwear fuses iconic designs and premium materials with Skechers Performance technologies for comfort and style.

•

Skechers GObionic. Skechers GObionic is engineered with inspiration from nature’s ultimate design — the human body — to create a shoe that moves like the foot. Eighteen fully articulated bio-responsive zones offer flexibility, feel and ground conformity. Skechers GObionic trail is designed for trail running with rugged, uneven running surfaces in mind. A proprietary Resagrip outsole increases the durability to handle wear-and-tear from tougher terrain and hydrophobic Skechers GOdri technology shields feet from harsh elements. Skechers GObionic engineering is also featured in select running, golfing and casual Skechers on-the-GO styles.

•

Skechers GOtrain. Skechers GOtrain is designed for the gym and features a wider forefoot and extended outriggers for maximum stability and control at lateral and medial strike points. This shoe is an all-encompassing trainer that meets the need of intense and rigorous workouts.

•

Skechers GOgolf. Skechers GOgolf is designed for the golf course and offers a zero heel drop design, which keeps feet in a neutral position that is low to the ground to promote a solid foundation while playing golf. A Resagrip outsole helps with traction control and a soft Resamax cushioned insole delivers comfort.

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

We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest fashion trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and e-commerce customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brands’ images.

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

After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and embellishments, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our manufacturers for a design prototype. The design prototypes are then sent back to our design teams. Our major retail customers may also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. We also occasionally order limited production runs that may initially be tested in our concept stores. By working closely with store personnel, we obtain customer feedback that often influences product design and development. Our design teams can easily and quickly modify and refine a design based on customer input. Generally, the production process can take six to nine months from design concept to commercialization.

For disclosure of product design and development costs during the last three fiscal years, see note 1 to the financial statements of this annual report.

SOURCING

Factories. Our products are produced by independent contract manufacturers located primarily in China and, to a lesser extent, in Vietnam, Brazil and various other countries. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers substantially increases our production flexibility and capacity, while reducing capital expenditures and avoiding the costs of managing a large production work force. For disclosure of information regarding the risks associated with having our manufacturing operations abroad and relying on independent contract manufacturers, see the relevant risk factors under Item 1A of this annual report.

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2013, five of our contract manufacturers accounted for approximately 59.9% of total purchases. One manufacturer accounted for 37.8%, and another accounted for 7.1% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services or with the availability of raw materials.

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

We closely monitor sales activity after initial introduction of a product in our concept stores to determine whether there is substantial demand for a style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings, while less popular styles can be discontinued after a limited production run. We believe that sales in our concept stores can also help forecast sales in national retail stores, and we share this sales information with our wholesale customers. Sales, merchandising, production and allocations management analyze historical and current sales, and market data from our wholesale account base and our own retail stores to develop an internal product quantity forecast that allows us to better manage our future production and inventory levels. For those styles with high sell-through percentages, we maintain an in-stock position to minimize the time necessary to fill customer orders by placing orders with our manufacturers prior to the time we receive customers’ orders for such footwear.

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture through initial production runs to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through an approximately 200-person staff working from our offices in China. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law), nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation will be paid according to local law, and that the factory is in compliance with local safety regulations.

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

The majority of our advertising is conceptualized by our in-house design team. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our lifestyle, performance-inspired and image-driven advertising, we generally seek to build and increase brand awareness by linking the Skechers brand to youthful attitudes for our lifestyle lines, and technology with runners and athletes for our performance lines. Our ads are designed to provide merchandise flexibility and to facilitate the Skechers brand’s direction.

To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe will reach new markets. Our endorsees Brooke Burke-Charvet, Mark Cuban, Joe Montana and Tommy Lasorda all appeared in print and television campaigns in 2013. The Skechers Performance Division launched in 2011, with a global marketing campaign starring elite distance runner and Olympic medalist Meb. Competing in Skechers GOrun footwear, he recently achieved two back-to-back personal best marathon times during the 2011 New York City marathon and a first place finish in the 2012 Olympic Trials. Meb was the fastest American at the London Games, finishing fourth overall. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

With a targeted approach, our print ads appear regularly in popular fashion and lifestyle consumer publications, including Runner’s World, Cosmopolitan, Shape, Lucky, In Style, Seventeen, Maxim, Men’s Fitness and Women’s Health, as well as in weekly publications such as People, Us Weekly, OK! and Sports Illustrated, among others. Our advertisements also appear in international magazines around the world.

Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2013, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes and our performance collections. We have found these to be a cost-effective way to advertise on key national and cable programming during high selling seasons. In 2013, many of our television commercials were translated into multiple languages and aired in Brazil, Canada, the United Kingdom, France, the Benelux Region, Germany, Spain, Italy, Chile, Japan, Austria and Switzerland.

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

Promotions and Grass Roots. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers’ retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways, and collaborations with national retailers and radio stations. In 2013, we appeared at walks and at numerous marathons in Boston, London, Paris, Santiago and other cities with Skechers Performance branded booths to allow runners the ability to try on and often buy our products. Our products were made available to consumers directly or through key accounts at many of these events. In addition, we partnered with several key accounts for BOBS donation events in cities throughout the United States.

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

PRODUCT DISTRIBUTION CHANNELS

We have four reportable segments — domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores. Internationally, our products are available through wholesale customers in more than 100 countries and territories via our global network of distributors in addition to our subsidiaries in Asia, Europe, Canada and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats — concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. Twenty-two distributors and seven licensees have opened 340 distributor-owned and licensee-owned Skechers retail stores in 48 countries as of December 31, 2013.

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

Retail Stores. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. We periodically review all of our stores for impairment. We prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 15, 2014, we owned and operated 122 concept stores, 131 factory outlet stores and 71 warehouse outlet stores in the United States, and 44 concept stores and 26 factory outlet stores internationally. During 2014, we plan to open 60 to 70 new stores.

•	Concept Stores

Our concept stores are located at marquee street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, Union Square and 34th Street in New York, Powell Street in San Francisco, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, Ala Moana Center in Hawaii and Las Vegas’ Fashion Show Mall. International locations include Covent Garden, Westfield London and Westfield Stratford in London, Buchanan Street in Glasgow, Toronto’s Eaton Centre, Vancouver’s Pacific Centre, and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances.

The typical Skechers concept store is approximately 2,500 square feet, although in certain markets we have opened concept stores as large as 7,800 square feet or as small as 800 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in North America, Europe, South America and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.

•	Factory Outlet Stores

Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have 26 international outlet stores – five in England, three each in Canada, Chile, Japan and Spain, two each in Germany and Italy, and one each in Austria, the Netherlands, Portugal, Wales and Scotland. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,400 to 9,000 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points.

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

Store count, openings and closings for our domestic, international and joint venture stores are as follows:

	December 31, 2012			December 31, 2013
	Number of Store Locations	Number of Stores Opened during 2013	Number of Stores Closed during 2013	Number of Store Locations

Domestic stores
Concept	120	10	(7)	123
Outlet	119	13	(2)	130
Warehouse	61	8	(1)	68

Domestic stores total	300	31	(10)	321

International stores
Concept	36	8	(1)	43
Outlet	18	8	0	26

International stores total	54	16	(1)	69

Joint venture stores
China Concept	24	0	0	24
China Outlet	30	2	0	32
China Shops-in-Shop	127	8	0	135

Hong Kong Concept	20	3	(2)	21
Hong Kong Outlet	1	0	0	1
Hong Kong Shops-in-Shop	11	1	0	12

Malaysia Concept	17	7	(1)	23
Malaysia Outlet	1	0	0	1
Malaysia Shops-in-Shop	8	0	0	8

Singapore Concept	12	4	(1)	15
Singapore Shops-in-Shop	3	1	0	4

Southeast Asia Concept	10	4	(1)	13
Southeast Asia Shops-in-Shop	41	5	0	46

India Concept	1	5	0	6

Joint venture stores total	306	40	(5)	341

Total Domestic, International and Joint venture stores	660	87	(16)	731

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

We believe that international distribution of our products represents a significant opportunity to increase net sales and profits. We intend to further increase our share of the international footwear market by heightening our marketing in those countries in which we currently have a presence through our international advertising campaigns, which are designed to establish Skechers as a global brand synonymous with trend-right casual shoes.

•	International Subsidiaries

Europe

We currently distribute product in most of Western Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; and Skechers USA Italia S.r.l., with its offices and showrooms in Milan, Italy. Skechers-owned retail stores in Europe include 12 concept stores and 17 factory outlet stores located in nine countries.

To accommodate our European subsidiaries’ operations, we operate an approximately 490,000 square-foot distribution center in Liege, Belgium. This distribution center is currently used to store and deliver product to our subsidiaries and retail stores throughout Europe.

Canada

Merchandising and marketing of our product in Canada is managed by our wholly-owned subsidiary, Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Rancho Belago, California. We have eight concept stores; Toronto Eaton Centre, West Edmonton Mall, Chinook Centre, Richmond Centre, Pacific Centre, Yorkdale Centre, Scarborough Centre and Square One Centre; and three factory outlet stores in Toronto, Alberta and Ontario.

Brazil

Merchandising and marketing of our product in Brazil is managed by our wholly-owned subsidiary, Skechers Do Brasil Calcados LTDA., with its offices located in Sao Paulo, Brazil. Product sold in Brazil is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Rancho Belago, California.

Chile

Our wholly-owned subsidiary, Comercializadora Skechers Chile Limitada, supports our 25 retail stores and wholesale accounts in Chile. Product sold in Chile is primarily shipped directly from our contract manufacturers’ factories in China and occasionally from our U.S. distribution center in Rancho Belago, California.

Japan

Merchandising and marketing of our product in Japan is managed by our wholly-owned subsidiary, Skechers Japan GK, with its offices located in Tokyo, Japan. Product sold in Japan is primarily shipped directly from our contract manufacturers’ factories in China. We have one concept store in Osaka and three factory outlet stores one each in Osaka, Narita and Toki.

China and Hong Kong

We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that generate net sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. These stores are in key locations in Shanghai, Beijing, Guangzhou, Xiamen, Hong Kong, Macau, and other cities. The joint ventures are included in our consolidated financial statements.

Malaysia and Singapore

We have a 50% interest in a joint venture in Malaysia and Singapore that generate net sales in those countries. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. These joint ventures are included in our consolidated financial statements.

India

We have a 51% interest in a joint venture in India that generates net sales in that country. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. The joint venture is included in our consolidated financial statements.

•	Distributors and Licensees

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 30 distributors who sell our products to department, athletic and specialty stores in more than 100 countries around the world. As of December 31, 2013, we also had agreements with 22 of these distributors and seven licensees regarding 312 distributor-owned or licensed Skechers retail stores and 28 licensee-owned Skechers retail stores that are open in 48 countries. Our distributors and licensees own and operate the following retail stores:

	December 31, 2012			December 31, 2013
Distributor and Licensee stores	Number of Store Locations	Number of Stores Opened during 2013	Number of Stores Closed during 2013	Number of Store Locations

North America Concept	25	11	0	36
North America Warehouse	8	0	0	8

Central America Concept	9	0	(1)	8
Central America Warehouse	1	0	0	1

South America Concept	32	7	0	39
South America Warehouse	1	0	0	1

Africa Concept	12	4	(1)	15

Asia Concept	106	30	(3)	133
Asia Warehouse	4	0	0	4

Australia Concept	8	3	0	11
Australia Warehouse	11	0	0	11

Europe Concept	34	8	(9)	33
Europe Warehouse	3	0	0	3

Middle East Concept	23	13	0	36
Middle East Warehouse	1	0	0	1

Total Distributor and Licensee stores	278	76	(14)	340

Distributors and licensees are responsible for their respective stores’ operations, have ownership of their respective stores’ assets, and select the broad collection of our products to sell to consumers in their regions. In order to maintain a globally consistent image, we provide architectural, graphic and visual guidance and materials for the design of the stores, and we train the local staff on our products and corporate culture. We intend to expand our international presence and global recognition of the Skechers brand name by continuing to sell our footwear to foreign distributors and by opening flagship retail stores with distributors that have local market expertise.

Electronic Commerce. Our website, www.skechers.com, is a virtual storefront that promotes the Skechers brands. Our website is designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. This virtual store has provided a convenient, alternative shopping environment and brand experience. The website is an additional efficient and effective retail distribution channel, and it has improved our customer service.

For disclosure of financial information about geographic areas and segment information for our four reportable segments – domestic wholesale sales, international wholesale sales, retail sales and e-commerce sales — see note 12 to the financial statements of this annual report.

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

As of January 31, 2014, we had 37 active domestic and international licensing agreements in which we are the licensor. These include Skechers branded leather goods and backpacks, Skechers Performance and sport apparel, Skechers Scrubs for health care professionals and Skechers Eyewear. We have international licensing agreements for the design and distribution of men’s and women’s apparel in India, Israel, Mexico, and Korea; bags in Panama; and watches in the Philippines.

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

BACKLOG

As of December 31, 2013, our backlog was $616.1 million, compared to $468.9 million as of December 31, 2012. Backlog orders are subject to cancellation by customers, as evidenced by order cancellations that we have experienced in the past, due to the weakened U.S. economy and shifting footwear trends. For a variety of reasons, including changes in the economy, customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter shipment lead times, our backlog may not be a reliable measure of future sales for any succeeding period.

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 119 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 27 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Skechers trademark and other key trademarks. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not, or will not, violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations. We have sued and have been sued by third parties for infringement of intellectual property. It is our opinion that none of these claims has materially impaired our ability to utilize our intellectual property rights.

The laws of certain foreign countries do not protect intellectual property rights to the same extent, or in the same manner, as do the laws of the United States. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Skechers brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

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

EMPLOYEES

As of January 31, 2014, we employed 6,868 persons, 2,768 of whom were employed on a full-time basis and 4,100 of whom were employed on a part-time basis, primarily in our retail stores. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

ITEM 1A.	RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

Our Future Success Depends On Our Ability To Maintain Our Brand Name And Image With Consumers.

Our success to date has in large part been due to the strength of the Skechers brand. Maintaining, promoting and growing our brand name and image depends on sustained effort and commitment to, and significant investment in, both the successful development of high-quality, innovative, fashion forward products, and fresh and relevant marketing and advertising campaigns. Even if we are able to timely and appropriately respond to changing consumer preferences and trends with new high-quality products, our marketing and advertising campaigns may not resonate with consumers, or consumers may consider our brand to be outdated or associated with footwear styles that are no longer popular or relevant. Our brand name and image with consumers could also be negatively impacted if we or any of our products were to receive negative publicity, whether related to our products or otherwise. If we are unable to maintain, promote and grow our brand image, then our business, financial condition and results of operations could be materially and adversely affected.

Our Future Success Also Depends On Our Ability To Respond To Changing Consumer Preferences, Identify And Interpret Consumer Trends, And Successfully Market New Products.

The footwear industry is subject to rapidly changing consumer preferences. The continued popularity of our footwear and the development of new lines and styles of footwear with widespread consumer appeal, including consumer acceptance of our performance footwear, requires us to accurately identify and interpret changing consumer trends and preferences, and to correctly respond in a timely manner. Continuing demand and market acceptance for both existing and new products are uncertain and depend on the following factors:

•	substantial investment in product innovation, design and development;

•	commitment to product quality; and

•	significant and sustained marketing efforts and expenditures, including with respect to the monitoring of consumer trends in footwear specifically, and in fashion and lifestyle categories generally.

In assessing our response to anticipated changing consumer preferences and trends, we frequently must make decisions about product designs and marketing expenditures several months in advance of the time when actual consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences and trends with new products that achieve market acceptance. Because of the ever changing nature of consumer preferences and market trends, a number of companies in the footwear industry, including ours, experience periods of both rapid growth, followed by declines, in revenue and earnings. If we fail to identify and interpret changing consumer preferences and trends, or are not successful in responding to these changes with the timely development of products that achieve market acceptance, we could experience excess inventories, higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products, and our business, financial condition and results of operations could be materially and adversely affected.

Our Business Could Be Harmed If We Fail To Maintain Proper Inventory Levels.

We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, similar to the changes in the marketplace for toning footwear in 2011 that led to excess inventory, discounted pricing and inventory write-downs, lower levels of consumer spending resulting from future economic slowdowns, an unanticipated decline in the popularity of Skechers footwear or other unforeseen circumstances may make it difficult for us and our customers to accurately forecast product demand trends, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

We Face Intense Competition, Including Competition From Companies With Significantly Greater Resources Than Ours, And If We Are Unable To Compete Effectively With These Companies, Our Market Share May Decline And Our Business Could Be Harmed.

We face intense competition in the footwear industry from other established companies. Our competitors’ product offerings, pricing, costs of production, and advertising and marketing expenditures are highly competitive areas in our business. If we do not adequately and timely anticipate and respond to our competitors, consumer demand for our products may decline significantly. In addition, a number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, and more quickly develop new products. New companies may also enter the markets in which we compete, further increasing competition in the footwear industry. We may not be able to compete successfully in the future, and increased competition may result in price reductions, cost increases, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would materially adversely impact our business, results of operations and financial condition.

We Continue To Face Many New Challenges In The Highly Competitive Performance Footwear Market.

Although the design and aesthetics of our products have traditionally been the most important factors in consumer acceptance of our footwear, we began incorporating technical innovations into certain of our product offerings in late 2008 and since then have continued to develop and introduce new performance footwear. The performance footwear market is keenly competitive in the United States and worldwide, and the newer entrants in that market including our company face many challenges. Negative consumer perceptions of our performance features due to our historical reputation as a fashion and lifestyle footwear company, product offerings and technologies from our competitors, and failure to keep up with rapid changes in footwear technology and consumer preferences may constitute significant risk factors in our strategy and may negatively impact our business.

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

If any single style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2013 or 2012. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

The Effects Of The Timing And Strength Of The Economic Recovery In The United States And The Uncertainty Of Market Conditions In Europe May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

The timing and strength of the economic recovery in the United States and the uncertainty of market conditions in Europe continues to impact consumer and business confidence, which has resulted in decreased levels of consumer spending, particularly on discretionary items such as footwear. While economic conditions have recently improved slightly, these macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending in the United States and other parts of the world that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. If the current economic situation does not continue to improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, including our distribution center in Rancho Belago, California, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the economic recovery in the United States continues to be slow or experiences a prolonged period of decelerating or negative growth, or if the uncertain market conditions in Europe continue for a significant period of time or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During 2013, 2012 and 2011, our net sales to our five largest customers accounted for approximately 18.1%, 18.1% and 17.8% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2013, 2012 and 2011. No customer accounted for more than 10% of net trade receivables at December 31, 2013 and 2012. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Seasonal Fluctuations In Demand For Footwear, Delivery Date Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers have no obligation to purchase forecasted amounts, may and have canceled orders, and may change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature with the strongest sales generally occurring in our second and third quarters for the back-to-school selling season. Back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our net sales and results of operations for our second or third quarters. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future net sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our operating results.

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

Since 2010, the toning footwear product category, including our Shape-ups products, has come under significant public scrutiny, such as highly publicized negative professional opinions, negative publicity and media attention, personal injury lawsuits and attorneys publicly marketing their services to consumers allegedly injured by toning products, including Shape-ups. In addition, we have been responding to inquiries by state, federal, and foreign governmental and quasi-governmental regulators regarding the claims, advertising, and safety of our toning products, and are engaged as defendants in civil lawsuits that involve similar claims. This public and regulatory scrutiny has included the questioning of our advertising, promotional claims, and the overall safety of these products, as well as allegations of personal injuries. We believe that Shape-ups and our other toning products are safe, but the negative publicity from this public and regulatory scrutiny appears to have had a negative impact on sales of toning footwear generally and our Shape-ups products in particular. We are not able to predict whether such negative publicity, regulatory review and related litigation will continue or what the continued effect will be on the sales of our Shape-up products, our business, and our results of operations beyond that included in this annual report. Further details regarding these legal and regulatory matters are discussed in greater detail under “Legal Proceedings” in Part I, Item 3 of this annual report.

It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Toning Shoe Products.

The toning footwear market is dominated by a handful of competitors who design, market and advertise their products to promote fitness benefits associated with wearing the footwear. Advertising that promotes fitness benefits associated with the toning footwear market has come under review from state, federal, and foreign governmental and quasi-governmental regulators. As discussed in greater detail under “Legal Proceedings” in Part I, Item 3 of this annual report, we announced on May 16, 2012 that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement — without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed — we made payments in the aggregate amount of $50 million to settle all domestic advertising class action lawsuits and related claims brought by the FTC and the SAGs. On November 8, 2012, we were served with a Grand Jury Subpoena (“Subpoena”) that was issued by a Grand Jury of the United States District Court for the Northern District of Ohio, in Cleveland, Ohio for documents and information relating to past advertising claims for our toning footwear, including Shape-ups and Resistance Runners. The Subpoena, which seeks documents and information related to outside studies conducted on our toning footwear, appears related to the FTC’s inquiry into our claims and advertising for Shape-ups and our other toning shoe products. The Grand Jury investigation is in its early stages and we are fully cooperating in the process of producing documents and other information requested. The Assistant United States Attorney has informed us that neither we nor our employees are targets at the present time. Although we do not believe this Grand Jury investigation will have a material adverse impact on our results of operations or financial position, it is too early to predict the timing and outcome of this investigation, if there will be any additional regulatory inquiries or whether the final resolution of these matters could have a material adverse impact on our advertising, promotional claims, business, results of operations and financial position.

Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China, Which Could Affect Our Ability To Sell Or Manufacture Our Products In International Markets, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.

Substantially all of our net sales during the year ended December 31, 2013 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and, to a lesser extent, in Brazil and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

In particular, because most of our products are manufactured in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China, or the outbreak of a pandemic disease in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.

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

Many Of Our Retail Stores Depend Heavily On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

Many of our concept stores are located in shopping malls and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from an economic slowdown, political, social or military events or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could reduce sales of particular existing stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2013 and 2012, the top five manufacturers of our products produced approximately 59.9% and 61.6% of our total purchases, respectively. One manufacturer accounted for 37.8% and 33.5% of total purchases during 2013 and 2012, respectively. One other manufacturer accounted for 7.1% and 9.2% of our total purchases during 2013 and 2012, respectively. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

Our Strategies Involve A Number Of Risks That Could Prevent Or Delay The Successful Opening Of New Stores As Well As Negatively Impact The Performance Of Our Existing Stores.

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

For a discussion of risks related to regulatory inquiries, see the risks discussed on page 19 under “It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Toning Shoe Products.”

Our Ability To Compete Could Be Jeopardized If We Are Unable To Protect Our Intellectual Property Rights Or If We Are Sued For Intellectual Property Infringement.

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, S in Shield Design, Performance-S Shifted Design, Shape-ups®, Twinkle Toes®, Bella Ballerina™, Skechers GOrun® and Skechers GOwalk® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

Breaches Or Compromises Of Our Information Security Systems, Information Technology Systems And Our Infrastructure To Support Our Business Could Result In Exposure Of Private Information, Disruption Of Our Business And Damage To Our Reputation, Which Could Harm Our Business, Results Of Operation And Financial Condition.

We utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, and others, including credit card information and personal identification information. A security breach may expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our cyber security systems could result in private information exposure and a violation of applicable privacy and other laws, significant potential liability including legal and financial costs, and loss of confidence in our security measures by customers, which could have an adverse effect on our business, financial condition and reputation.

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2013, a substantial portion of our operations are located in California, including 75 of our retail stores, our headquarters in Manhattan Beach, and our domestic distribution center in Rancho Belago. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

One Principal Stockholder Is Able To Control Substantially All Matters Requiring Approval By Our Stockholders And Another Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2013, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 63.6% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.4% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 20.4% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2013, Mr. Greenberg beneficially owned 46.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 58.5% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 14.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to control substantially all matters requiring approval by our stockholders, and Mr. Schwartzberg is able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Our U.S. distribution center is a 1.8 million square-foot facility located on approximately 110 acres in Rancho Belago, California. We are leasing the distribution center from a joint venture, HF Logistics-SKX (the “JV”), that we formed with HF Logistics I, LLC (“HF”) in January 2010 for the purpose of building and operating the facility. The lease for this facility expires in 2031, with a base rent of $940,695 per month, or approximately $11.3 million per year. The JV is included in our consolidated financial statements.

Our European distribution center consists of 490,000 square-foot facilities in Liege, Belgium currently under two concurrent operating leases that expire in 2029, with base rent of approximately $3.0 million per year. The lease agreements also provide for early termination rights at five-year intervals upon 12-month advance notice in writing to terminate the lease. We did not exercise the first such early termination right prior to April 1, 2013.

All of our domestic retail stores and showrooms are leased with terms expiring between April 2014 and January 2024. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $48.1 million for the year ended December 31, 2013.

We also lease all of our international administrative offices, retail stores and showrooms located in Canada, Switzerland, the United Kingdom, Germany, France, Spain, Italy, the Netherlands, Brazil, Malaysia, China, Hong Kong, Japan, Chile, Singapore, India and Portugal. The property leases expire at various dates between May 2014 and April 2025. Total base rent for the leased administrative properties aggregated approximately $29.8 million for the year ended December 31, 2013.

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

As we disclosed in previous periodic SEC filings, the FTC and Attorneys General for 44 states and the District of Columbia (“SAGs”) had been reviewing the claims and advertising for Shape-ups and our other toning shoe products. We also disclosed that we had been named as a defendant in multiple consumer class actions challenging our claims and advertising for our toning shoe products, including Shape-ups. On May 16, 2012, we announced that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement — without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed — we have made payments in the aggregate amount of $50 million to settle and finally resolve the domestic advertising class action lawsuits and related claims brought by the FTC and the SAGs. The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012. Consent judgments in the 45 SAG actions have been approved and entered by courts in those jurisdictions. On May 13, 2013, the United States District Court for the Western District of Kentucky entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals from that final approval order has expired.

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

Patty Tomlinson v. Skechers U.S.A., Inc. — On January 13, 2011, Patty Tomlinson filed a lawsuit against our company in Circuit Court in Washington County, Arkansas, Case No. CV11-121-7. The complaint alleges, on her behalf and on behalf of all others similarly situated, that our advertising for Shape-ups violates Arkansas’ Deceptive Trade Practices Act, constitutes a breach of certain express and implied warranties, and is resulting in unjust enrichment (the “Tomlinson action”). The complaint seeks certification of a statewide class, compensatory damages, prejudgment interest, and attorneys’ fees and costs. On February 18, 2011, we removed the case to the United States District Court for the Western District of Arkansas, where it was pending as Patty Tomlinson v. Skechers U.S.A., Inc., CV 11-05042 JLH. On March 21, 2011, Ms. Tomlinson moved to remand the action back to Arkansas state court, which motion we opposed. On May 25, 2011, the Court ordered the case remanded to Arkansas state court and denied our motion to dismiss or transfer as moot, but stayed the remand pending completion of appellate review. On September 11, 2012, the District Court lifted its stay and remanded this case to the Circuit Court of Washington County, Arkansas. On October 11, 2012, by stipulation of the parties, the state Circuit Court issued an order staying the case. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the nationwide consumer class action settlement in Grabowski v. Skechers U.S.A., Inc. Case No. 3:12-CV-00204, and Morga v. Skechers U.S.A., Inc., Case No. 3:12-CV-00205 (the “Grabowski/Morga class actions”), and issued a preliminary injunction enjoining the continued prosecution of the Tomlinson action, among other cases. On May 13, 2013, the Court in the Grabowski/Morga class actions entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals therefrom has expired. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Tomlinson.

Elma Boatright and Sharon White v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group — On February 15, 2012, Elma Boatright and Sharon White filed a lawsuit against our company in the United States District Court for the Western District of Kentucky, Case No. 3:12-cv-87-S. The complaint alleges, on behalf of the named plaintiffs and all others similarly situated, that our advertising for Shape-ups is false and misleading, thereby constituting a breach of contract, breach of implied and express warranties, fraud, and resulting in unjust enrichment. The complaint seeks certification of a nationwide class, compensatory damages, and attorneys’ fees and costs. On March 6, 2012, the named plaintiffs filed a motion to consolidate this action with In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. On August 13, 2012, the United States District Court for the Western District of Kentucky granted preliminary approval of the consumer class action settlement agreement in the Grabowski/Morga class actions (described above), and issued a preliminary injunction enjoining the continued prosecution of this action. On May 13, 2013, the Court in the Grabowski/Morga class actions entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals therefrom has expired. The settlement in the Grabowski/Morga class actions is expected entirely to resolve the class claims brought by the plaintiff in Boatright.

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc. — On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal. Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased Skechers Shape-ups footwear. Petitioner’s motion alleges that we have marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the Court’s authorization to institute a class action seeking damages (including damages for bodily injury), punitive damages, and injunctive relief. Petitioner’s motion was formally presented to the Court on June 29, 2012. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Angell action (as well as the Niras and Dedato actions described below) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently finalizing the terms of the settlement agreement. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Angell action or a reasonable range of potential losses or whether the outcome of the Angell action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Brenda Davies/Kourtney Smith v. Skechers U.S.A, Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 5, 2012, Brenda Davies filed a Statement of Claim in the Court of Queen’s Bench in Edmonton, Alberta, on behalf of all residents of Canada who purchased Skechers Shape-ups footwear. The Statement of Claim alleges that Skechers marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages (including damages for bodily injury), restitution, punitive damages, and injunctive relief. On or about November 21, 2013, an Amended Statement of Claim was filed to substitute a new representative plaintiff, Kourtney Smith, in place of Ms. Davies and to allege substantially the same claims as in the original Statement of Claim with respect to all Skechers toning footwear sold to residents of Canada. Skechers has not yet responded to the Amended Statement of Claim. The settlement in the Angell, Niras, and Dedato class actions (described above and below), if finally approved by the Court and affirmed on appeal in the event an appeal is taken, is expected entirely to resolve the class claims brought by the plaintiff in Davies/Smith. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Davies/Smith action or a reasonable range of potential losses or whether the outcome of the Davies/Smith action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

George Niras v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 21, 2012, George Niras filed a Statement of Claim in the Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Resistance Runner, Shape-ups Toners/Trainers, or Tone-ups. The Statement of Claim alleges that Skechers marketed these toning shoes through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The Statement seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Niras action (as well as the Angell action described above and the Dedato action described below) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently finalizing the terms of the settlement agreement. It is anticipated that the agreement will provide for the voluntary discontinuance (dismissal) of the Niras action upon approval of the settlement by the Québec Superior Court. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Niras action or a reasonable range of potential losses or whether the outcome of the Niras action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Frank Dedato v. Skechers U.S.A., Inc. and Skechers U.S.A. Canada, Inc. — On or about November 5, 2012, Frank Dedato filed a Statement of Claim in Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Tone-ups or Resistance Runner footwear. The Statement of Claim alleges that Skechers has allegedly made misleading statements about its footwear products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement of Claim. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Dedato action (as well as the Angell and Niras actions described above) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently finalizing the terms of the settlement agreement. It is anticipated that the agreement will provide for the voluntary discontinuance (dismissal) of the Dedato action upon approval of the settlement by the Québec Superior Court. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Dedato action or a reasonable range of potential losses or whether the outcome of the Dedato action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Esteban Chavez v. Skechers U.S.A., Inc. — On September 18, 2012, Esteban Chavez filed a class action lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. BC492357, alleging violations of the California Labor Code, including unpaid overtime, unpaid minimum wages, non-compliant wage statements, and wages not timely paid upon termination. The complaint seeks actual, consequential and incidental losses and damages; general and special damages; civil, statutory and waiting time penalties; restitution of unpaid wages; injunctive relief; attorneys’ fees and costs; pre-judgment interest on unpaid compensation; and appointment of a receiver. On September 25, 2012, the Court issued an order staying the action until an initial status conference that was held on December 19, 2012. This case was dismissed on July 18, 2013 by plaintiff’s counsel as largely duplicative of the class action claims in Roneshia Sayles v. Skechers U.S.A., Inc., which is discussed below.

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

attorneys’ fees and costs; pre-judgment interest on unpaid compensation. In January 2014, the parties entered into a Stipulation and Settlement of Class Action Claims (the “Settlement”). The Settlement still has to be approved by the Court. In the event that the Settlement is not approved by the Court, it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 760 currently pending cases (some on behalf of multiple plaintiffs) that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs. On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses 704 personal injury cases that were initiated as individual lawsuits in the MDL or in various federal courts and 22 claims submitted by plaintiff fact sheets. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group are also named defendants in 51 pending personal injury actions filed in the Superior Court of California in Los Angeles (“LASC”) that have been brought on behalf of 632 individual plaintiffs. Additionally, there currently are 5 personal injury actions pending in various state courts.

Since 2011, a total of 777 personal injury cases have been filed in or transferred to the MDL proceeding. Additionally, 414 unfiled claims have been submitted by plaintiff fact sheets for mediation purposes in the MDL proceeding. The Company has resolved 335 personal injury claims in the MDL proceedings, 51 that were filed as formal actions and 284 that were submitted by plaintiff fact sheets. Skechers has also settled 93 claims in principle — 16 filed cases and 77 claims submitted by plaintiff fact sheets — and anticipates that those settlements will finalized in the near term. Six cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 31 unfiled claims submitted by plaintiff fact sheet have been abandoned.

In the coordinated LASC proceedings, a total of 54 personal injury actions have been filed on behalf of 673 individual plaintiffs. Two actions, brought on behalf of a total of 4 plaintiffs, have been dismissed. Settlements with all 17 plaintiffs in another action have either been finalized or reached in principle, and Skechers anticipates that action will be dismissed in the near term. The claims of 20 additional plaintiffs have been dismissed in whole, and the claims of 16 persons have been dismissed in part, either voluntarily or on motions by Skechers.

In other state courts, a total 16 personal injury actions have been filed that were not removed to federal court and transferred to the MDL or coordinated in the LASC proceedings. Ten of those actions have been resolved and dismissed, and Skechers has reached a settlement in principle in an eleventh matter that it anticipates will be dismissed in the near term.

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

Gloria Basaraba v. Robert Greenberg, et al. — On July 15, 2013, plaintiff Gloria Basaraba moved to file under seal a shareholder derivative complaint against Skechers, nine individual members of its Board of Directors and a former employee in the United States District Court for the Central District of California, Case No. CV13-5061. The complaint included allegations of breach of fiduciary duties, gross mismanagement, waste of corporate assets and unjust enrichment based on the development of Skechers’ toning footwear products, advertising and marketing activities relating thereto, and subsequent litigation involving those issues. The complaint sought compensatory damages, a court order directing Skechers to reform and improve their corporate governance and internal procedures, and attorneys’ fees, costs and expenses. On August 26, 2013, the Court denied plaintiff’s motion to seal and ordered that she file an operative complaint. On September 5, 2013, plaintiff filed the operative complaint against the same defendants, except for the former employee. The operative complaint seeks to recover under the same causes of action as in the prior complaint on the basis of many of the same allegations. On November 12, 2013 and November 15, 2013, the individual defendants and Skechers respectively moved to dismiss the complaint. Under the parties’ stipulated briefing schedule, the motions are currently set for hearing on April 21, 2014.

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

	LOW	HIGH

YEAR ENDED DECEMBER 31, 2012
First Quarter	$11.21	$14.70
Second Quarter	12.50	21.50
Third Quarter	18.07	22.37
Fourth Quarter	15.18	20.74
YEAR ENDED DECEMBER 31, 2013 First Quarter	$17.02	$22.61
Second Quarter	19.99	24.50
Third Quarter	23.93	31.56
Fourth Quarter	26.62	34.95

HOLDERS

As of February 15, 2014, there were 108 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 29 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class A Common Stock.

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

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2008 to December 31, 2013, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, the new peer group index and the old peer group index, both of which are believed to include companies engaged in businesses similar to ours The old peer group index consists of four companies: Nike, Inc., adidas AG, Steven Madden, Ltd., and Wolverine World Wide, Inc., but the index excludes K-Swiss Inc., which was included in prior years, as the company was taken private in April 2013 and stock price information is no longer available. The new peer group index has been added to the performance graph because the old peer group index has decreased from eight companies to only four companies since the index was formed. With the addition of Crocs, Inc. and Deckers Outdoor Corporation to the four remaining companies from the old peer group index, we believe that the new peer group index with these six companies is a more accurate representation of stock performance of the public companies that we currently compete with in the footwear industry.

The graph assumes an investment of $100 on December 31, 2008 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will not make nor endorse any predictions as to our future stock performance.

	12/08	12/09	12/10	12/11	12/12	12/13

Skechers U.S.A., Inc.	100.00	229.41	156.01	94.54	144.31	258.42
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
Old Peer Group	100.00	136.82	174.87	193.79	226.93	344.35
New Peer Group	100.00	137.61	183.34	200.26	227.05	345.56

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2013 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

(In thousands, except net earnings (loss) per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	2013	2012	2011	2010	2009

Net sales	$1,846,361	$1,560,321	$1,606,016	$2,006,868	$1,436,440
Gross profit	818,792	683,326	623,748	911,906	621,010
Earnings (loss) from operations	93,609	22,319	(133,793)	195,568	70,255
Earnings (loss) before income taxes (benefit)	82,215	10,473	(131,047)	196,603	71,110
Net earnings (loss) attributable to Skechers U.S.A., Inc.	54,788	9,512	(67,484)	136,148	54,699
Net earnings (loss) per share:(1)
Basic	1.09	0.19	(1.39)	2.87	1.18
Diluted	1.08	0.19	(1.39)	2.78	1.16
Weighted average shares:(1)
Basic	50,363	49,495	48,491	47,433	46,341
Diluted	50,563	49,942	48,491	49,050	47,105

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2013	2012	2011	2010	2009

Working capital	$704,506	$647,771	$578,885	$666,054	$558,468
Total assets	1,408,570	1,340,220	1,281,888	1,304,794	995,552
Long-term borrowings, excluding current installments	116,488	128,517	76,531	51,650	15,641
Skechers U.S.A., Inc. equity	930,322	875,969	852,561	908,203	745,922

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

FINANCIAL OVERVIEW

Our net sales for 2013 increased $286.0 million, or 18.3% to $1.846 billion, compared to net sales of $1.560 billion in 2012. The increase in net sales was broad based across our domestic wholesale, international subsidiaries and retail segments, with the largest increases across our Women’s Go, Men’s and Women’s Sport, and BOBS divisions, which was partially offset by reduced sales of our toning products during 2013. Net earnings were $54.8 million for 2013, an increase of $45.3 million, or 476.0%, compared to net earnings of $9.5 million in 2012. Diluted income per share for 2013 was $1.08, which reflected a 468.9% increase from the $0.19 diluted income per share reported in the prior year. The increase in earnings for 2013 was primarily the result of increased sales in our domestic wholesale and international direct sales segments following the introduction of new products during the second half of 2012 and increased margins in our retail and international direct sales segments due to sales of product mix with higher margins. Our working capital was $704.5 million at December 31, 2013, which was an increase of $56.7 million from working capital of $647.8 million at December 31, 2012. Our cash increased to $372.0 million at December 31, 2013 from $325.8 million at December 31, 2012. This increase in cash of $46.2 million was primarily the result of our increased net earnings and reduced capital expenditures, which were partially offset by increased inventories and increased accounts receivables.

2013 OVERVIEW

In 2013, we focused on product development, domestic and international growth, balance sheet and expense management and completing our 2012 and 2011 re-audits.

New product design and delivery. Our success depends on our ability to design and deliver trend-right, affordable product to consumers across a broad range of demographics. In 2013, we focused on continuously updating our core styles, by adding fresh looks to our existing lines, and developing new lines that included lifestyle and performance footwear such as Skechers on-the-GO, which has broadened and diversified our collection of product offerings, while we continued to reduce our inventory of older toning styles.

Grow our domestic business. In 2013, our focus was on maintaining our core Skechers business in our domestic wholesale accounts, while finding new opportunities to add shelf space and expand into new locations with new Skechers categories. We also focused on expanding our domestic retail distribution channel by opening 31 additional stores.

Further develop our international businesses. In 2013, we continued to focus on improving our international operations by increasing our customer base within our existing subsidiary business and increasing our product offering to accounts within each country. We also focused on expanding our international retail distribution channel by opening 16 additional stores.

Balance sheet and expense management. During 2013, we also focused on managing our inventory levels and bringing our marketing expenses and general and administrative expenses in line with expected sales, which enabled us to return to profitability.

Completing the re-audit of our 2012 and 2011 financial statements. Following the resignation of our prior independent registered accounting firm due to impaired independence, we completed the re-audit of our 2012 and 2011 financial statements and became current in our filings with the Securities and Exchange Commission as of July 31, 2013. No adjustments or changes were made to our consolidated financial statements or related notes for the fiscal years ended December 31, 2012 and 2011, except for anticipated updates with respect to subsequent events, including certain litigation matters required as a consequence of re-dating the audit reports.

OUTLOOK FOR 2014

During 2014, we will continue to develop new lifestyle and performance product at affordable prices. The global footwear market is competitive; however, we believe our new styles and lines that we will be launching in the spring and fall seasons will enable us to continue to broaden the targeted demographic profile of our consumer base, increase our shelf space and open 60 to 70 new retail locations, predominantly in the U.S., without detracting from existing business. In addition, we will continue to develop our product distribution infrastructure to be more efficient and to support expected future growth by upgrading the equipment at our European distribution center, which we expect to have on-line and ready for operation by the end of 2014.

DEFINITIONS

Comparable Sales

As part of our discussion of our results of operations, we disclose comparable store sales, which exclude the impact of e-commerce sales. With respect to any reporting period, we define comparable store sales as sales for stores that are owned and operated for at least thirteen full calendar months as of the last day of any calendar month within the current reporting period, and include only those sales for each of the comparable full calendar months that the store is open within each period. When a store closes at the end of a lease during a reporting period, we include in comparable store sales the sales for the number of comparable full calendar months that the store was open within the reporting period. We include new stores in comparable store sales commencing with the fourteenth month of operations because we believe it provides a more meaningful comparison of operating results of months with stabilized operations, and excludes a new store’s first full calendar month of operations when operating results may not be representative for a variety of reasons.

Definitions and calculations of comparable store sales differ among companies in the retail industry, and therefore comparable store sales disclosed by us may not be comparable to the metrics disclosed by other companies.

Cost of Sales or Gross Margins

Our cost of sales includes the cost of footwear purchased from our manufacturers, duties, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), broker fees and storage costs. Because we include expenses related to our distribution network in general and administrative expenses, while some of our competitors may include expenses of this type in cost of sales, our gross margins may not be comparable and we may report higher gross margins than some of our competitors in part for this reason.

Selling expenses

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television and ad production costs, and point-of-purchase costs.

General, administrative and legal expenses

General, administrative and legal expenses consist primarily of the following: salaries, wages and related taxes, various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our domestic and European distribution centers, professional fees related to both legal and accounting, insurance, depreciation and amortization, and asset impairment, amongst other expenses. Our distribution network related costs are included in general and administrative expenses and are not allocated to specific segments.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

Net sales

Net sales for 2013 were $1.846 billion, which was an increase of $286.0 million, or 18.3%, compared to net sales of $1.560 billion for 2012. The increase in net sales was primarily attributable to higher sales in our domestic wholesale, international subsidiaries and retail segments of new styles and lines of footwear that we launched in the second half of 2012.

Our domestic wholesale net sales increased $149.5 million, or 22.9%, to $802.2 million for 2013 compared to $652.7 million for 2012. The increase in our domestic wholesale segment was due to strong sales and significant growth in several key divisions including our Women’s Go, and Men’s and Women’s Sport and BOBS divisions, which were offset by reduced sales in our Women’s Active and Women’s USA divisions. The increase in the domestic wholesale segment’s net sales also resulted from a 24.3% unit sales volume increase to 37.7 million pairs in 2013 from 30.4 million pairs in 2012. The average selling price per pair within the domestic wholesale segment decreased slightly to $21.26 per pair for 2013 from $21.50 for 2012, which was primarily the result of lower selling prices in our BOBS and Men’s lines and increased closeouts as compared to 2012.

Our international wholesale segment net sales increased $46.6 million, or 10.8%, to $478.8 million for 2013 compared to sales of $432.2 million for 2012. Our international wholesale sales consist of direct sales by our foreign subsidiaries — those sales we make to department stores and specialty retailers — and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries increased $59.7 million, or 20.3%, to $354.1 million for 2013 compared to sales of $294.4 million for 2012. The largest sales increases during the year came from our subsidiaries in Canada and France and our joint ventures in Hong Kong, China, Singapore and India, which were offset by decreases in Spain and Italy. The increases are primarily attributable to sales of our Women’s and Men’s Go, Women’s Active, Women’s Sport and Twinkle Toes’ lines. Our distributor sales decreased $13.0 million, or 9.5%, to $124.7 million for 2013, compared to sales of $137.7 million for 2012. This was primarily attributable to decreased sales to our distributors in Panama, South Korea, Ukraine and the United Arab Emirates (“UAE”).

Our retail segment net sales increased $84.6 million, or 18.7%, to $538.2 million for 2013, compared to sales of $453.6 million for 2012. The increase in retail sales was attributable to positive comparable store sales and a net increase of 21 domestic stores and 15 international stores. For 2013, we realized positive comparable store sales of 14.8% in our domestic retail stores and 15.2% in our international retail stores. The comparable store sales increase was principally driven by increased sales of our newer products. During 2013, we opened 10 new domestic concept stores, 13 domestic outlet stores, eight domestic warehouse stores, eight international concept stores and eight international outlet stores. Our domestic retail sales increased 17.8% for 2013 in comparison to 2012 as the result of the positive comparable store sales and the net increase of 21 domestic stores. Our international retail sales increased 24.1% for 2013 compared to 2012, which was primarily attributable to increases in net sales in Canada, Chile and the United Kingdom as well as a net increase of 15 international stores.

We believe that we have established our presence in most major domestic retail markets. We had 324 domestic stores and 70 international retail stores as of February 15, 2014, and we currently plan to open approximately 60 to 70 stores in 2014. We opened 31 domestic retail stores and 16 international retail stores in 2013, while closing 10 underperforming domestic stores and one international store. In 2012, we closed five domestic stores and two international concept stores. We periodically review all of our stores for impairment. During 2013 and 2012, we did not record an impairment charge. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.

Our e-commerce net sales increased $5.3 million to $27.2 million for 2013, a 24.2% increase compared to sales of $21.9 million for 2012. Our e-commerce sales made up approximately 1.5% and 1.4% of our consolidated net sales for 2013 and 2012, respectively.

Gross profit

Gross profit for 2013 increased $135.5 million to $818.8 million from $683.3 million for 2012. Gross profit as a percentage of net sales, or gross margin, increased to 44.4% in 2013 from 43.8% for 2012. Our domestic wholesale segment gross profit increased $45.9 million, or 18.9%, to $288.8 million for 2013 from $242.9 million for 2012 due to increased sales volume. Domestic wholesale margins decreased to 36.0% for 2013 from 37.2% for 2012. The decrease in domestic wholesale margins was primarily due to lower margins in our Men’s and Women’s Active lines as well as increased non-toning closeouts, which were partially offset by reduced sales of discounted toning products as compared to the same period in the prior year.

Gross profit for our international wholesale segment increased $32.4 million, or 19.5%, to $198.9 million for 2013 compared to $166.5 million for 2012. Gross margins were 41.5% for 2013 compared to 38.5% for 2012. The increase in gross margins for our international wholesale segment was primarily attributable to increased sales by our European subsidiaries, which historically have achieved higher gross margins due to direct sales to customers than our international wholesale sales through our foreign distributors. Gross margins for our direct foreign subsidiary sales were 47.3% for 2013 as compared to 44.7% for 2012 primarily due to reduced sales of discounted toning products and increased sales of our newer products. Gross margins for our international distributor sales were 25.1% for 2013 as compared to 25.3% for 2012.

Gross profit for our retail segment increased $55.0 million, or 20.8%, to $319.0 million for 2013 as compared to $264.0 million for 2012. Gross margins for all stores were 59.3% for 2013 compared to 58.2% for 2012. Gross margins for our domestic stores were 59.6% for 2013 as compared to 58.6% for 2012. Gross margins for our international stores were 57.2% for 2013 as compared to 56.1% for 2012. The increases in domestic and overall retail margins were primarily due to increased sales of our newer products at higher margins and reduced sales of discounted toning products at lower margins.

Selling expenses

Selling expenses increased by $18.6 million, or 13.8%, to $153.5 million for 2013 from $134.9 million for 2012, although selling expenses decreased as a percentage of net sales to 8.3% for 2013 from 8.7% for 2012 due to increased net sales. The increase in selling expenses was primarily the result of higher advertising expenses, which also decreased as a percentage of net sales to 5.6% in 2013 from 5.8% in 2012 due to increased net sales.

General, administrative and legal expenses

General, administrative and legal expenses increased by $46.2 million, or 8.7%, to $579.4 million for 2013 from $533.2 million for 2012. As a percentage of sales, general, administrative and legal expenses were 31.4% and 34.2% for 2013 and 2012, respectively. The increase in general, administrative and legal expenses was primarily attributable to increased salaries and wages, which includes incentive compensation, of $14.3 million, increased warehouse and distribution costs of $8.1 million and increased rent expense of $5.3 million primarily attributable to an additional 36 stores in comparison to the prior year. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $122.9 million and $119.3 million for 2013 and 2012, respectively.

Interest income

Interest income for 2013 increased $0.2 million to $0.8 million as compared to $0.6 million for 2012. The increase in interest income was primarily due to higher cash balances.

Interest expense

Interest expense for 2013 decreased $1.4 million to $11.9 million compared to $13.3 million in 2012. The decrease was primarily due to decreased interest expense of $0.3 million due to reduced principal balances on loans related to equipment in our domestic distribution center and reduced interest expense of $0.5 million due to lower interest rates on loans related to our domestic distribution center that we refinanced in November 2012. Interest expense was also incurred on amounts owed to our foreign manufacturers.

Gain on disposal of assets

Gain on disposal of assets for 2013 increased $0.6 million to a gain of $0.4 million as compared to a loss of $0.2 million in 2012.

Income taxes

Our provision for income tax expense (benefit) and our effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates are generally significantly lower than in the U.S., ranging from 0% to 41%. Our provision for income tax expense (benefit) was calculated using the applicable statutory income tax rate for each jurisdiction applied to our pre-tax earnings (loss) in each jurisdiction, while our effective tax rate is calculated by dividing income tax expense (benefit) by earnings (loss) before income taxes.

Our earnings (loss) before income taxes and income tax expense (benefit) for 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013		2012		2011
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense (benefit)	Earnings (loss) before income taxes	Income tax expense (benefit)

United States	$38,705	$12,807	$(27,379)	$(5,867)	$(161,976)	$(66,355)
Canada	4,091	1,187	2,564	545	945	309
Chile	9,622	1,920	5,971	1,043	9,321	2,030
Peoples Republic of China (“China”)	6,148	1,646	1,278	319	1,416	354
Jersey (1)	25,348	0	25,162	0	25,109	0
Non-benefited loss operations (2)	(15,841)	0	(13,492)	0	(16,844)	0
Other jurisdictions (3)	14,142	3,787	16,369	3,921	10,982	195

Earnings (loss) before income taxes	$82,215	$21,347	$10,473	$(39)	$(131,047)	$(63,467)

Effective tax rate (4)		26.0%		(0.4%)		48.4%

(1)	Jersey does not assess income tax on corporate net earnings.
(2)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Japan, Brazil, China, Hong Kong and India.

(3)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5%, of 2013 consolidated earnings (loss) before taxes: UK, Germany, France, Spain, Belgium, Italy, Netherlands, Switzerland, Malaysia, Thailand, Singapore, China, Hong Kong, Portugal and Austria.

(4)	The effective tax rate is calculated by dividing income tax expense (benefit) by earnings (loss) before income taxes.

For 2013, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 40% primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. As reflected in the table above, earnings (loss) before income taxes in the U.S. was earnings of $38.7 million, with income tax expense of $12.8 million, an average rate of 33.1%, while earnings (loss) before income taxes in non-U.S. jurisdictions was earnings of $43.5 million, with aggregate income tax expense of $8.5 million, an average rate of 19.6%. Combined, this results in consolidated net earnings for the period of $82.2 million, and a consolidated tax expense for the period of $21.3, resulting in an effective tax rate of 26.0%. We estimate our annual effective tax rate for 2014 to be between 25 percent and 30 percent. The estimated effective tax rate for 2014 is subject to management’s ongoing review and revision, if necessary.

For 2013, of our $43.5 million in earnings before income tax earned outside the U.S., $25.3 million was earned in Jersey, which does not impose a tax on corporate earnings. In addition, there were foreign losses of $15.8 million for which no tax benefit was recognized during the year ended December 31, 2013 because of the provision of offsetting valuation allowances. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had more than 5% of our 2013 consolidated earnings (loss) before taxes.

Unremitted earnings of non-U.S. subsidiaries are expected to be reinvested outside of the U.S. indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

As of December 31, 2013, we had approximately $372.0 million in cash and cash equivalents, of which $166.5 million, or 44.8%, was held outside the U.S. Of the $166.5 million held by our non-U.S. subsidiaries, approximately $51.2 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our financial statements as of December 31, 2013. We believe our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months and we do not expect that we will need to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we chose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. As of December 31, 2013 and 2012, U.S. income taxes have not been provided on cumulative total earnings of $226.0 million and $171.2 million, respectively.

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for 2013 increased $5.1 million to expense of $6.1 million as compared expense of $1.0 million for 2012. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Net sales

Net sales for 2012 were $1.560 billion, which was a decrease of $45.7 million, or 2.9%, compared to net sales of $1.606 billion for 2011. The decrease in net sales was primarily attributable to lower sales in our international and domestic wholesale segments due to reduced sales of toning footwear and non-Skechers branded fashion footwear in 2012, partially offset by increased domestic wholesale and retail sales of new styles and lines of footwear that we launched in the second half of 2012.

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

Gross profit for our international wholesale segment decreased $29.7 million, or 15.2%, to $166.5 million for 2012 compared to $196.2 million for 2011. Gross margins were 38.5% for 2012 compared to 40.3% for 2011. The decrease in gross margins for our international wholesale segment was primarily attributable to decreased sales by our European subsidiaries, which historically have achieved higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary sales were 44.7% for 2012 as compared to 46.5% for 2011. Gross margins for our distributor sales were 25.3% for 2012 as compared to 25.4% for 2011.

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

General, administrative and legal expenses

General, administrative and legal expenses decreased by $79.9 million, or 13.0%, to $533.2 million for 2012 from $613.1 million for 2011. As a percentage of sales, general, administrative and legal expenses were 34.2% and 38.2% for 2012 and 2011, respectively. The decrease in general, administrative and legal was primarily attributable to reduced legal settlements of $43.1 million following our settlement with the Federal Trade Commission in 2011, reduced professional fees of $19.6 million following this settlement and reduced costs of $12.5 million related to a reduction in temporary staffing at our domestic distribution center, which was partially offset by increased depreciation expense of $4.5 million, and increased rent expense of $3.7 million primarily attributable to an additional 32 stores in comparison to the prior year. In addition, the expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products totaled $119.3 million and $114.2 million for 2012 and 2011, respectively.

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

Income taxes

For 2012, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 40% primarily because losses from U.S. operations were offset by earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. Earnings (loss) before income taxes in the U.S. was a loss of $27.4 million, providing an income tax benefit of $5.87 million, while earnings (loss) before income taxes in non-U.S. jurisdictions was earnings of $37.9 million, producing an aggregate income tax expense of $5.83 million. Combined, this results in consolidated net earnings for the period of $10.5 million, and an aggregate tax benefit for the period of $39,000. Because our consolidated net tax benefit for the period was $39,000, when divided by our consolidated U.S. and non-U.S. income before income taxes of $10.5 million, the result is a negative effective tax rate for the period of (0.4%).

For 2012, of our $37.9 million in earnings before income tax earned outside the U.S., $25.2 million was earned in Jersey, which does not impose a tax on corporate earnings. In addition, there were foreign losses of $13.5 million for which no tax benefit was recognized in 2012 because of the provision of offsetting valuation allowances. Individually, none of the other foreign jurisdictions had more than $3.5 million of consolidated income (loss) before taxes.

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for 2012 increased $1.1 million to expense of $1.0 million as compared to income of $0.1 million for 2011. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at December 31, 2013 was $704.5 million, an increase of $56.7 million from working capital of $647.8 million at December 31, 2012. Our cash at December 31, 2013 was $372.0 million compared to $325.8 million at December 31, 2012. This increase in cash of $46.2 million, after consideration of the effect of exchange rates, was the result of net earnings of $54.8 million, depreciation of property and equipment of $42.4 million and increased payables of $17.6 million, which was partially offset by capital expenditures of $41.3 million, increased receivables of $21.3 million and increased inventory levels of $22.6 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and debt service payments.

During 2013, net cash provided by operating activities was $99.0 million compared to net cash used of $3.4 million for 2012. Net cash provided by operating activities in 2013 was the result of our net earnings, decreased deferred taxes, depreciation of property and equipment and increased payables partially offset by increased receivables and inventory levels.

Net cash used in investing activities was $41.4 million for 2013 as compared to $52.5 million in 2012. The decrease in cash used in investing activities in 2013 as compared to 2012 was the result of decreased capital expenditures. Capital expenditures for 2013 were approximately $41.3 million, which consisted of $26.8 million for several new store openings and remodels, $2.8 million for computer equipment and software, $2.9 million for building improvements and $1.8 million in warehouse equipment upgrades. This was compared to capital expenditures of $52.5 million in the prior year, which primarily consisted of development costs for our new distribution center and new store openings and remodels. We expect our ongoing capital expenditures for 2014 to be between $25 million and $30 million, which includes opening 60 to 70 retail stores, store remodels and investments in information technology. In addition, we are currently in the process of designing and installing additional equipment for our European distribution center and estimate the cost of this equipment to be approximately $15.8 million. We believe our operating cash flows, current cash, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Net cash used in financing activities was $9.9 million during 2013 compared to net cash provided by of $29.8 million during 2012. The decrease in cash provided by financing activities was primarily attributable to reduced borrowings from the refinancing of our domestic distribution center as compared to 2012 and increased distributions paid to the non-controlling interest partially offset by increased contributions received from the non-controlling interest.

Sources of Liquidity

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution facility in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to November 16, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the JV, (iii) repay a loan to the JV of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, and (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, with (v) $0.8 million used for loan fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We were in compliance with all debt covenant provisions related to the Loan Agreement as of the date of this annual report. We had $78.9 million outstanding under the Loan Agreement and the Modification, which is included in long-term borrowings on December 31, 2013. We paid commitment fees of $0.6 million on the Loan, which are being amortized to interest expense over the three-year life of the Loan.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. We had $47.8 million outstanding under the Notes, which is included in long-term borrowings on December 31, 2013. We paid commitment fees of $0.8 million on this loan, which are being amortized to interest expense over the five-year life of the Notes.

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of banks, of which six currently remain as participants. On November 5, 2009, March 4, 2010, May 3, 2011, and September 30, 2013, we entered into four successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (0.50%, 0.75% or 1.00% for Base Rate loans and 1.50%, 1.75% or 2.00% for LIBOR loans). We pay a monthly unused line of credit fee of 0.25% or 0.375% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the six-year life of the facility.

We had outstanding short-term and long-term borrowings of $128.6 million as of December 31, 2013, of which $47.8 million relates to notes payable for warehouse equipment for our domestic distribution center that are secured by the equipment, $80.7 million relates to our construction loans for our domestic distribution center and the remaining balance primarily relates to our joint venture in China.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through March 31, 2015 and for the foreseeable future. We did not provide for deferred income taxes on accumulated undistributed earnings of our non-U.S. subsidiaries on approximately $226.0 million of cumulative undistributed earnings as of December 31, 2013. However, in connection with our current strategies, we will face significant working capital requirements and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to, the pace and strength of the economic recovery in our markets, the costs associated with upgrading the equipment in our European distribution center, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2013 (In thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Short-term borrowings	$87	$87	$0	$0	$0
Long-term borrowings (1)	137,747	16,810	119,991	732	214
Operating lease obligations (2)	897,330	122,347	224,866	167,059	383,058
Purchase obligations (3)	451,668	451,668	0	0	0
European distribution center equipment	15,828	15,828	0	0	0
Minimum payments related to other arrangements	3,383	2,646	737	0	0

Total (4)	$1,506,043	$609,386	$345,594	$167,791	$383,272

(1)	Amounts include anticipated interest payments based on interest rates currently in effect.
(2)

Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices and European distribution center. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(3)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $69.1 million, (ii) outstanding letters of credit of $4.0 million and (iii) open purchase commitments with our foreign manufacturers for $378.6 million. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(4)

Our consolidated balance sheet as of December 31, 2013, included $10.8 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

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

We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of long-lived assets, litigation reserves, and valuation of deferred income taxes.

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

Allowance for bad debts, returns, sales allowances and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services, financial statements issued by the customer and our experience with the account, and it is adjusted accordingly. When a customer’s account becomes significantly past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowance for returns, sales allowances and customer chargebacks are recorded against revenue. Allowances for bad debts are recorded to general and administrative expenses.

We also reserve for potential disputed amounts or chargebacks from our customers. Our chargeback reserve is based on a collectibility percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and allowances based on historical trends.

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or region. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable were $241.9 million and $230.6 million and the allowance for bad debts, returns, sales allowances and customer chargebacks were $15.9 million and $16.9 million, at December 31, 2013 and 2012, respectively. Our credit losses charged to expense for the years ended December 31, 2013, 2012 and 2011 were $2.6 million, $1.5 million and $7.0 million, respectively. In addition, we recorded sales return and allowance expense (recoveries) for the years ended December 31, 2013, 2012 and 2011 of $0.2 million, $(0.4) million and $(1.1) million, respectively.

Inventory write-downs. Inventories are stated at the lower of cost or market. We continually review our inventory for excess and slow moving inventory. Our review is based on inventory on hand, prior sales and our expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based upon historical sales experience on a style by style basis. A write-down of inventory is considered permanent and creates a new cost basis for those units. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $361.9 million and $348.1 million and our inventory reserve was $3.8 million and $9.1 million, at December 31, 2013 and 2012, respectively.

Valuation of intangibles and long-lived assets. When circumstances warrant, we test for recoverability of the asset groups’ carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group in determining the fair value of each asset group. We evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount based upon our assessment of the following events or changes in circumstances:

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. In addition, we prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows opened in excess of twenty-four months are then reviewed in detail to determine if impairment exists. Management reviews both quantitative and qualitative factors to asses if a triggering event occurred. For the years ended December 31, 2013 and 2012, respectively we did not record an impairment charge. For the year ended December 31, 2011, we recorded a $1.5 million impairment charge for eleven of our underperforming domestic stores and $1.6 million for intangible assets.

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

Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2013, we had net deferred tax assets of $51.2 million reduced by a valuation allowance of $19.9 million against loss carry-forwards not expected to be utilized by certain foreign subsidiaries.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2013 and 2012, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). ASU No. 2013-11 amends the guidance within Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for financial statements issued for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years. Early adoption is permitted. We early adopted ASU No. 2013-11 for the fiscal year-ended December 31, 2013. Our adoption of ASU No. 2013-11 did not have a material impact on our financial condition or results of operations.

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

Interest rate fluctuations. Interest rates charged on our long-term debt are based on either the prime rate of interest or the LIBOR, and changes in the either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2013 we had $0.1 million and $78.9 million of outstanding short-term and long-term borrowings, respectively subject to changes in interest rates; however, we do not expect that any changes will have a material impact on our financial condition or results of operations.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s revenues, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. We do not currently engage in hedging activities with respect to such exchange rate risks. A 200 basis point reduction in the exchange rates used to calculate foreign currency translations at December 31, 2013 would have reduced the values of our net investments by approximately $8.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Skechers U.S.A., Inc.

Manhattan Beach, CA

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skechers U.S.A., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, CA
February 28, 2014

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$372,011	$325,826
Trade accounts receivable, less allowances of $15,926 in 2013 and $16,922 in 2012	225,941	213,697
Other receivables	10,599	7,491

Total receivables	236,540	221,188
Inventories	358,168	339,012
Prepaid expenses and other current assets	26,094	27,755
Deferred tax assets	22,115	26,531

Total current assets	1,014,928	940,312
Property, plant and equipment, at cost, less accumulated depreciation and amortization	361,755	362,446
Goodwill and other intangible assets, less accumulated amortization	2,377	3,242
Deferred tax assets	9,950	16,387
Other assets, at cost	19,560	17,833

Total non-current assets	393,642	399,908

TOTAL ASSETS	$1,408,570	$1,340,220

LIABILITIES AND EQUITY

Current Liabilities:
Current installments of long-term borrowings	$12,028	$11,668
Short-term borrowings	87	2,425
Accounts payable	258,183	241,525
Accrued expenses	40,124	36,923

Total current liabilities	310,422	292,541
Long-term borrowings, excluding current installments	116,488	128,517
Other long-term liabilities	1,740	73

Total non-current liabilities	118,228	128,590

Total liabilities	428,650	421,131
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 39,688 and 39,021 shares issued and outstanding at December 31, 2013 and 2012, respectively	40	39
Class B Common Stock, $.001 par value; 60,000 shares authorized; 10,870 and 11,274 shares issued and outstanding at December 31, 2013 and 2012, respectively	11	11
Additional paid-in capital	342,143	336,278
Accumulated other comprehensive loss	(8,701)	(2,400)
Retained earnings	596,829	542,041

Skechers U.S.A., Inc. equity	930,322	875,969
Noncontrolling interests	49,598	43,120

Total equity	979,920	919,089

TOTAL LIABILITIES AND EQUITY	$1,408,570	$1,340,220

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Net sales	$1,846,361	$1,560,321	$1,606,016
Cost of sales	1,027,569	876,995	982,268

Gross profit	818,792	683,326	623,748
Royalty income	7,734	7,104	7,558

	826,526	690,430	631,306

Operating expenses:
Selling	153,491	134,920	152,000
General and administrative	577,214	532,373	569,164
Legal settlements	2,212	818	43,935

	732,917	668,111	765,099

Earnings (loss) from operations	93,609	22,319	(133,793)

Other income (expense):
Interest income	841	559	1,851
Interest expense	(11,890)	(13,324)	(7,853)
Gain (loss) on disposal of assets	447	(216)	9,632
Gain (loss) on foreign currency transactions	(792)	1,135	(884)

	(11,394)	(11,846)	2,746

Earnings (loss) before income tax expense (benefit)	82,215	10,473	(131,047)
Income tax expense (benefit)	21,347	(39)	(63,467)

Net earnings (loss)	60,868	10,512	(67,580)
Less: Net earnings (loss) attributable to noncontrolling interests	6,080	1,000	(96)

Net earnings (loss) attributable to Skechers U.S.A., Inc.	$54,788	$9,512	$(67,484)

Net earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$1.09	$0.19	$(1.39)

Diluted	$1.08	$0.19	$(1.39)

Weighted average shares used in calculating earnings (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	50,363	49,495	48,491

Diluted	50,563	49,942	48,491

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net earnings (loss)	$60,868	$10,512	$(67,580)
Other comprehensive income (loss), net of tax:
Loss on foreign currency translation adjustment, net of tax	(6,363)	(1,251)	(4,843)

Comprehensive income (loss)	54,505	9,261	(72,423)
Less: Comprehensive income attributable to noncontrolling interests	6,018	1,255	220

Comprehensive income (loss) attributable to Skechers U.S.A., Inc.	$48,487	$8,006	$(72,643)

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SHARES		AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	SKECHERS U.S.A., INC. EQUITY	NON CONTROLLING INTERESTS	TOTAL STOCKHOLDERS’ EQUITY
	CLASS A COMMON STOCK	CLASS B COMMON STOCK	CLASS A COMMON STOCK	CLASS B COMMON STOCK
Balance at December 31, 2010	36,894	11,311	$37	$11	$303,877	$4,265	$600,013	$908,203	$37,631	$945,834
Net loss	—	—	—	—	—	—	(67,484)	(67,484)	(96)	(67,580)
Foreign currency translation adjustment	—	—	—	—	—	(5,159)	—	(5,159)	316	(4,843)
Capital contribution	—	—	—	—	—	—	—	—	2,115	2,115
Stock compensation expense	—	—	—	—	14,320	—	—	14,320	—	14,320
Proceeds from issuance of common stock under the employee stock purchase plan	178	—	—	—	2,023	—	—	2,023	—	2,023
Proceeds from issuance of common stock under the employee stock option plan	873	—	1	—	1,297	—	—	1,298	—	1,298
Tax benefit (expense) of stock options exercised	—	—	—	—	(640)	—	—	(640)	—	(640)
Conversion of Class B Common Stock into Class A Common Stock	14	(14)	—	—	—	—	—	—	—	—

Balance at December 31, 2011	37,959	11,297	$38	$11	$320,877	$(894)	$532,529	$852,561	$39,966	$892,527
Net earnings	—	—	—	—	—	—	9,512	9,512	1,000	10,512
Foreign currency translation adjustment	—	—	—	—	—	(1,506)	—	(1,506)	255	(1,251)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	3,501	3,501
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(1,602)	(1,602)
Stock compensation expense	—	—	—	—	11,527	—	—	11,527	—	11,527
Proceeds from issuance of common stock under the employee stock purchase plan	186	—	—	—	2,374	—	—	2,374	—	2,374
Proceeds from issuance of common stock under the employee stock option plan	853	—	1	—	1,050	—	—	1,051	—	1,051
Tax benefit of stock options exercised	—	—	—	—	450	—	—	450	—	450
Conversion of Class B Common Stock into Class A Common Stock	23	(23)	—	—	—	—	—	—	—	—

Balance at December 31, 2012	39,021	11,274	$39	$11	$336,278	$(2,400)	$542,041	$875,969	$43,120	$919,089
Net earnings	—	—	—	—	—	—	54,788	54,788	6,080	60,868
Foreign currency translation adjustment	—	—	—	—	—	(6,301)	—	(6,301)	(62)	(6,363)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	3,635	3,635
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(3,175)	(3,175)
Stock compensation expense	—	—	—	—	2,388	—	—	2,388	—	2,388
Proceeds from issuance of common stock under the employee stock purchase plan	149	—	—	—	2,614	—	—	2,614	—	2,614
Proceeds from issuance of common stock under the employee stock option plan	114	—	1	—	332	—	—	333	—	333
Tax benefit of stock options exercised	—	—	—	—	531	—	—	531	—	531
Conversion of Class B Common Stock into Class A Common Stock	404	(404)	—	—	—	—	—	—	—	—

Balance at December 31, 2013	39,688	10,870	$40	$11	$342,143	$(8,701)	$596,829	$930,322	$49,598	$979,920

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$60,868	$10,512	$(67,580)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	42,397	41,542	33,652
Amortization of deferred financing costs	1,201	1,195	1,128
Amortization of intangible assets	912	906	1,580
Provision for bad debts, returns and allowances	2,868	1,112	5,882
Tax expense from share-based compensation	(201)	(78)	(640)
Non-cash share-based compensation	2,388	11,527	14,320
Deferred income taxes (benefits)	11,583	(7,538)	(7,863)
Inventory write-down	0	0	9,971
Loss (gain) on disposal of property, plant and equipment	(447)	216	(9,632)
Impairment of property, plant and equipment	0	0	1,481
Impairment of intangible assets	0	0	1,649
(Increase) decrease in assets:
Receivables	(21,279)	(36,989)	86,114
Inventories	(22,589)	(111,813)	160,241
Prepaid expenses and other current assets	1,205	60,266	(38,247)
Other assets	(3,239)	(4,955)	3,291
Increase (decrease) in liabilities:
Accounts payable	17,596	9,958	(18,074)
Accrued expenses	5,714	20,692	(12,354)

Net cash provided by (used in) operating activities	98,977	(3,447)	164,919

Cash flows from investing activities:
Capital expenditures	(41,294)	(52,452)	(122,238)
Proceeds from the sale of property, plant and equipment	0	0	17,100
Intangible additions	(87)	0	(10)

Net cash (used in) investing activities	(41,381)	(52,452)	(105,148)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	2,947	3,425	3,321
Contribution from non-controlling interest of consolidated entity	3,635	3,501	2,115
Distributions to non-controlling interest of consolidated entity	(3,175)	(1,602)	0
Excess tax benefits from share-based compensation	732	528	0
Proceeds (payments) on short-term borrowings	(2,382)	(47,998)	31,958
Proceeds from long-term debt	0	82,143	37,326
Payments on long-term debt	(11,667)	(10,243)	(14,287)

Net cash (used in) provided by financing activities	(9,910)	29,754	60,433

Net increase (decrease) in cash and cash equivalents	47,686	(26,145)	120,204
Effect of exchange rates on cash and cash equivalents	(1,501)	827	(2,618)
Cash and cash equivalents at beginning of year	325,826	351,144	233,558

Cash and cash equivalents at end of year	$372,011	$325,826	$351,144

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$10,624	$11,812	$7,692
Income taxes paid (recovered)	5,480	(48,706)	15,772

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(1)	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	The Company and Basis of Presentation

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear. The Company also operates 390 retail stores and an e-commerce business as of December 31, 2013.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Significant areas requiring the use of management estimates relate primarily to revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of intangibles and long-lived assets, litigation reserves and valuation of deferred income taxes. Actual results could differ from those estimates.

(c)	Noncontrolling interests

The Company has equity interests in several joint ventures that were established either to distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (VIE)’s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIE’s the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2013 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIE’s.

The following VIE’s are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	December 31, 2013	December 31, 2012

Current assets	$3,076	$5,239
Noncurrent assets	129,796	133,235

Total assets	$132,872	$138,474

Current liabilities	$1,835	$1,958
Noncurrent liabilities	79,389	80,678

Total liabilities	$81,224	$82,636

Distribution joint ventures (1)	December 31, 2013	December 31, 2012

Current assets	$49,835	$34,781
Noncurrent assets	9,209	7,978

Total assets	$59,044	$42,759

Current liabilities	$15,687	$13,222
Noncurrent liabilities	32	34

Total liabilities	$15,719	$13,256

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited and Skechers South Asia Private Limited.

Noncontrolling interest income (loss) was $6.1 million, $1.0 million and $(0.1) million for the years ended December 31, 2013, 2012 and 2011, respectively, which represents the share of net earnings or loss that is attributable to the Company’s joint venture partners. HF Logistics-SKX, LLC made cash capital distributions of $3.2 million and $1.6 million during the years ended December 31, 2013 and 2012, respectively. Our distribution joint venture partners made cash capital contributions of $3.6 million, $3.5 million and $2.1 million during the year ended December 31, 2013, 2012 and 2011, respectively.

(d)	Business Segment Information

Skechers’ operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, retail and e-commerce sales. Information regarding these segments is summarized in Note 12.

(e)	Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Wholesale and e-commerce sales are recognized net of allowances for estimated returns, sales allowances, discounts, chargebacks and amounts billed for shipping and handling costs. The Company recognizes revenue from retail sales at the point of sale. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are recorded when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as cost of sales.

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

(f)	Allowance for Bad Debts, Returns, Sales Allowances and Customer Chargebacks

The Company provides a reserve charged against revenue and its receivables for estimated losses that may result from its customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services, financial statements issued by the customer and the Company’s experience with the account, and it is adjusted accordingly. When a customer’s account becomes significantly past due, the Company generally places a hold on the account and discontinues further shipments to that customer, minimizing further risk of loss. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and its customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.

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

(l)	Goodwill, Intangible Assets, Purchased Intangibles and Deferred Financing Costs

Goodwill and other intangible assets are measured for impairment at least annually and more often when events indicate that impairment exists. Intellectual property, which include purchased intellectual property, artwork and designs, trade names and trademarks are amortized over their useful lives ranging from 1–10 years, generally on a straight-line basis. Intangible assets, which were primarily allocated to the domestic wholesale segment, as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Intellectual property	$7,887	$7,840
Goodwill	1,575	1,575
Less accumulated amortization	(7,085)	(6,173)

Total intangible assets	$2,377	$3,242

We recorded, in general and administrative expenses, amortization expense of $0.9 million, $0.9 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recorded, in interest expense, amortization of deferred financing costs of $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company did not record impairment charges during the years ended December 31, 2013 or December 31, 2012. The Company recorded $1.6 million in impairment charges during the year ended December 31, 2011.

(m)	Property, Plant and Equipment

Property, plant and equipment subject to depreciation and amortization is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews both quantitative and qualitative factors to assess if a triggering event occurred. The Company prepares a summary of store cash flows from our retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows opened in excess of 24 months are then reviewed in detail to determine if impairment exists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record impairment charges during the years ended December 31, 2013 or December 31, 2012. The Company recorded $1.5 million in impairment charges during the year ended December 31, 2011.

(n)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was approximately $118.5 million, $103.9 million and $119.3 million, respectively. Prepaid advertising costs were $5.5 million and $3.8 million at December 31, 2013 and 2012, respectively. Prepaid amounts outstanding at December 31, 2013 and 2012, represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created which had not run as of December 31, 2013 and 2012, respectively.

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

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating earnings (loss) per share (in thousands):

	Years Ended December 31,
Basic earnings (loss) per share	2013	2012	2011

Net earnings (loss)	$54,788	$9,512	$(67,484)
Weighted average common shares outstanding	50,363	49,495	48,491
Basic earnings (loss) per share	$1.09	$0.19	$(1.39)

	Years Ended December 31,
Diluted earnings (loss) per share	2013	2012	2011

Net earnings (loss)	$54,788	$9,512	$(67,484)
Weighted average common shares outstanding	50,363	49,495	48,491
Dilutive stock options	200	447	0

Weighted average common shares outstanding	50,563	49,942	48,491

Diluted earnings (loss) per share	$1.08	$0.19	$(1.39)

There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2013 or 2012.

(p)	Product Design and Development Costs

The Company charges all product design and development costs to general and administrative expenses when incurred. Product design and development costs aggregated approximately $9.2 million, $9.5 million and $15.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.

(q)	Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments are considered Level 1 assets, which principally include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses and approximates fair value due to the relatively short maturity of such instruments.

The carrying amount of the Company’s long-term borrowings are considered Level 2 liabilities, which approximates the fair value based upon current rates and terms available to the Company for similar debt.

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

(2)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012 is summarized as follows (in thousands):

	2013	2012

Land	$59,113	$59,113
Buildings and improvements	176,987	173,691
Furniture, fixtures and equipment	195,629	184,722
Leasehold improvements	174,663	154,828

Total property, plant and equipment	606,392	572,354
Less accumulated depreciation and amortization	244,637	209,908

Property, plant and equipment, net	$361,755	$362,446

The Company capitalized $4.2 million of interest expense during 2011, relating to the construction of our corporate headquarters and equipment for our domestic distribution facility, which was completed in 2011.

(3)	ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012

Accrued inventory purchases	$15,514	$18,368
Accrued payroll and taxes	24,610	18,425
Accrued interest	0	130

Accrued expenses	$40,124	$36,923

(4)	LINE OF CREDIT AND SHORT-TERM BORROWINGS

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of banks, of which six currently remain as participants. On November 5, 2009, March 4, 2010, May 3, 2011, and September 30, 2013, we entered into four successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (0.50%, 0.75% or 1.00% for Base Rate loans and 1.50%, 1.75% or 2.00% for LIBOR loans). We pay a monthly unused line of credit fee of 0.25% or 0.375% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized to interest expense over the six-year life of the facility.

(5)	LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Note payable to bank, due in monthly installments of $350.0 (includes principal and interest), variable rate interest at 3.92%, secured by property, balloon payment of $76,976 due November 2015	$78,908	$79,916
Note payable to bank, due in monthly installments of $531.4 (includes principal and interest), fixed rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	23,573	29,010
Note payable to bank, due in monthly installments of $483.9 (includes principal and interest), fixed rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	24,265	29,213
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5 (includes principal and interest), fixed rate interest at 5.24%, maturity date of July 2019	1,770	2,036
Capital lease obligations	0	10

Subtotal	128,516	140,185
Less current installments	12,028	11,668

Total long-term borrowings	$116,488	$128,517

The aggregate maturities of long-term borrowings at December 31, 2013 are as follows:

2014	$12,028
2015	101,407
2016	14,198
2017	328
2018	345
Thereafter	210

$128,516

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of our long-term borrowings as of December 31, 2013.

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution facility in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to November 16, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the JV, (iii) repay a loan to the JV of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, and (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, with (v) $0.8 million used for loan fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We had $78.9 million and $79.9 million outstanding under the Loan Agreement and the Modification, which is included in long-term borrowings as of December 31, 2013 and 2012, respectively. We paid commitment fees of $0.6 million on the Loan, which are being amortized to interest expense over the life of the Loan.

On December 29, 2010, the Company entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest will accrue at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest will accrue at a fixed rate of 3.19% per annum. We had $47.8 million and $58.2 million outstanding on the Notes, which is included in long-term borrowings as of December 31, 2013 and 2012, respectively. We paid commitment fees of $0.8 million on this loan, which are being amortized to interest expense over the five-year life of the Notes.

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

There were no stock options granted under the Equity Incentive Plan or the 2007 Plan during 2013, 2012 or 2011. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $0.9 million, $1.9 million and $1.2 million, respectively.

(c)	Stock-Based Payment Awards

Stock options granted pursuant to the 1998 Stock Option, Deferred Stock and Restricted Stock Plan and the 2007 Incentive Award Plan (the “Equity Incentive Plans”) were as follows:

	SHARES	WEIGHTED AVERAGE OPTION EXERCISE PRICE

Outstanding at December 31, 2010	451,308	$11.26
Granted	0	0
Exercised	(137,197)	9.46
Cancelled	(107,711)	20.55

Outstanding at December 31, 2011	206,400	7.62
Granted	0	0
Exercised	(149,489)	7.03
Cancelled	(4,215)	6.95

Outstanding at December 31, 2012	52,696	9.34
Granted	0	0
Exercised	(37,696)	8.83
Cancelled	0	0

Outstanding at December 31, 2013	15,000	$10.60

There was no unrecognized compensation cost related to stock option shares as of December 31, 2013 and 2012, respectively.

A summary of the status and changes of our nonvested shares related to our Equity Incentive Plans as of and for the period ended December 31, 2013 is presented below:

	SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE

Nonvested at December 31, 2010	1,493,329	$18.97
Granted	10,000	21.00
Vested	(735,337)	18.95
Cancelled	(27,499)	18.74

Nonvested at December 31, 2011	740,493	19.02
Granted	281,000	17.58
Vested	(704,160)	18.58
Cancelled	(33,000)	27.60

Nonvested at December 31, 2012	284,333	17.69
Granted	67,500	27.70
Vested	(75,667)	18.03
Cancelled	0	0

Nonvested at December 31, 2013	276,166	$20.05

As of December 31, 2013, a total of 4,801,381 shares remain available for grant as equity awards under the 2007 Plan.

The Company recognized compensation expense of $2.4 million, $11.5 million and $14.3 million and related income tax benefits (expense) of $0.5 million, $0.5 million, and $(0.6) million for grants under its stock-based compensation plans in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011, respectively. There was $5.0 million and $4.7 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2013 and 2012, respectively. That cost is expected to be recognized over a weighted average period of 2.7 years and 3.7 years, respectively. The total fair value of shares vested during the period ended December 31, 2013 and 2012 was $1.4 million and $13.1 million, respectively.

(d)	Stock Purchase Plans

Effective July 1, 1998, the Company’s Board of Directors adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP provides that a total of 2,781,415 shares of Class A Common Stock are reserved for issuance under the plan. The 1998 ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, was implemented utilizing six-month offerings with purchases occurring at six-month intervals. The 1998 ESPP administration was overseen by the Board of Directors. Employees were eligible to participate if they were employed by the Company for at least 20 hours per week and more than five months in any calendar year. The 1998 ESPP permitted eligible employees to purchase Class A Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Class A Common Stock purchased under the 1998 ESPP was 85% of the lower of the fair market value of the Class A Common Stock at the beginning of each six-month offering period or on the applicable purchase date.

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

During 2013, 2012 and 2011, 149,257 shares, 186,199 shares and 178,189 shares were issued under the 2008 ESPP for which the Company received approximately $2.6 million, $2.4 million and $2.0 million, respectively.

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

During 2013, 2012 and 2011, certain Class B stockholders converted 404,396 shares, 22,880 shares and 13,640 shares, respectively, of Class B Common Stock to Class A Common Stock.

(8)	INCOME TAXES

The provisions for income tax expense (benefit) were as follows (in thousands):

	2013	2012	2011

Federal:
Current	$632	$(67)	$(53,696)
Deferred	11,537	(6,381)	(1,896)

Total federal	12,169	(6,448)	(55,592)

State:
Current	519	1,796	(241)
Deferred	119	(307)	(10,522)

Total state	638	1,489	(10,763)

Foreign:
Current	8,228	5,325	(1,027)
Deferred	312	(405)	3,915

Total foreign	8,540	4,920	2,888

Total income taxes (benefit)	$21,347	$(39)	$(63,467)

The Company’s provision for income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally significantly lower than in the U.S., ranging from 0% to 41%. The Company’s provision for income tax expense (benefit) was calculated using the applicable statutory rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) in each jurisdiction, while the Company’s effective tax rate is calculated by dividing income tax expense (benefit) by earnings (loss) before income taxes.

The Company’s earnings (loss) before income taxes and income tax expense (benefit) for 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013		2012		2011
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense (benefit)	Earnings (loss) before income taxes	Income tax expense (benefit)

United States	$38,705	$12,807	$(27,379)	$(5,867)	$(161,976)	$(66,355)
Canada	4,091	1,187	2,564	545	945	309
Chile	9,622	1,920	5,971	1,043	9,321	2,030
China	6,148	1,646	1,278	319	1,416	354
Jersey (1)	25,348	0	25,162	0	25,109	0
Non-benefited loss operations (2)	(15,841)	0	(13,492)	0	(16,844)	0
Other jurisdictions (3)	14,142	3,787	16,369	3,921	10,982	195

Earnings (loss) before income taxes	$82,215	$21,347	$10,473	$(39)	$(131,047)	$(63,467)

Effective tax rate (4)		26.0%		(0.4%)		48.4%

(1)	Jersey does not assess income tax on corporate net earnings.
(2)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Japan, Brazil, China, Hong Kong and India.

(3)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5%, of 2013 consolidated income (loss) before taxes: UK, Germany, France, Spain, Belgium, Italy, Netherlands, Switzerland, Malaysia, Thailand, Singapore, China, Hong Kong, Portugal and Austria.

(4)	The effective tax rate is calculated by dividing income tax expense (benefit) by earnings (loss) before income taxes.

For 2013, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 40% primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. As reflected in the table above, earnings (loss) before income taxes in the U.S. was earnings of $38.7 million, with income tax expense of $12.8 million, an average rate of 33.1%, while earnings (loss) before income taxes in non-U.S. jurisdictions was earnings of $43.5 million, with aggregate income tax expense of $8.5 million, an average rate of 19.6%. Combined, this results in consolidated net earnings for the period of $82.2 million, and a consolidated tax expense for the period of $21.3, resulting in an effective tax rate of 26.0%.

For 2013, of the Company’s $43.5 million in earnings before income tax earned outside the U.S., $25.3 million was earned in Jersey, which does not impose a tax on corporate earnings. In addition, there were foreign losses of $15.8 million for which no tax benefit was recognized during the year ended December 31, 2013 because of the provision of offsetting valuation allowances. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had more than 5% of 2013 consolidated earnings (loss) before taxes.

Unremitted earnings of non-U.S. subsidiaries are expected to be reinvested outside of the U.S. indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

As of December 31, 2013, the Company had approximately $372.0 million in cash and cash equivalents, of which $166.5 million, or 44.8%, was held outside the U.S. Of the $166.5 million held by the Company’s non-U.S. subsidiaries, approximately $51.2 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s financial statements as of December 31, 2013. The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months and the Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. As of December 31, 2013 and 2012, U.S. income taxes have not been provided on cumulative total earnings of $226.0 million and $171.2 million, respectively.

Income taxes differ from the statutory tax rates as applied to earnings (loss) before income taxes as follows (in thousands):

	2013	2012	2011

Expected income tax expense (benefit)	$28,775	$3,666	$(45,866)
State income tax, net of federal benefit	255	1,406	(7,320)
Rate differential on foreign income	(11,897)	(8,752)	(11,808)
Change in unrecognized tax benefits	740	(149)	2,906
Non-deductible expenses	(150)	194	168
Prior year R&D credit claims	(493)	0	(6,253)
Other	(1,187)	79	304
Change in valuation allowance	5,304	3,517	4,402

Total provision (benefit) for income taxes	$21,347	$(39)	$(63,467)

Effective tax rate	26.0%	(0.4%)	48.4%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below (in thousands):

DEFERRED TAX ASSETS:	2013	2012

Deferred tax assets – current:
Inventory adjustments	$5,075	$8,184
Accrued expenses	17,084	16,082
Allowances for bad debts and chargebacks	6,179	6,751

Total current assets	28,338	31,017

Deferred tax assets – long term:
Loss carryforwards	43,711	50,399
Business credit carryforward	9,763	5,034
Share-based compensation	279	191
Valuation allowance	(19,903)	(14,599)

Total long term assets	33,850	41,025

Total deferred tax assets	62,188	72,042

Deferred tax liabilities – current:
Prepaid expenses	6,223	4,486
Deferred tax liabilities – long term:
Depreciation on property, plant and equipment	24,703	24,711

Total deferred tax liabilities	30,926	29,197

Net deferred tax assets	$31,262	$42,845

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The U.S. net operating loss for the year ended December 31, 2011 was carried back to offset federal taxable income for 2009 and 2010, generating tax refunds of approximately $52.0 million in the first quarter of 2012. The U.S. net operating loss for the year ended December 31, 2012, along with the remaining unused net operating loss carryback from December 31, 2011, can be carried forward to reduce future taxable income. These net operating losses can be carried forward for 20 years and do not begin to expire until 2032. As of December 31, 2013 and 2012, no valuation allowance against the related deferred tax asset has been set up for these loss carry-forwards as it is believed the loss carry-forwards will be fully utilized in reducing future taxable income.

As of December 31, 2013 and 2012, the Company had combined foreign operating loss and related deferred tax assets carry-forwards available to reduce future taxable income of approximately $66.3 million and $52.1 million, respectively. Some of these net operating losses expire beginning in 2014; however others can be carried forward indefinitely. As of December 31, 2013 and 2012, a valuation allowance against deferred tax assets of $19.9 million and $14.6 million, respectively, had been set up for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

The balance of unrecognized tax benefits included in net prepaid expenses in the consolidated balance sheets increased by $0.6 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012

Beginning balance	$10,221	$10,948
Additions for current year tax positions	696	464
Additions for prior year tax positions	164	24
Reductions for prior year tax positions	(5)	(6)
Settlement of uncertain tax positions	0	(301)
Reductions related to lapse of statute of limitations	(260)	(908)

Ending balance	$10,816	$10,221

If recognized, $9.6 million of unrecognized tax benefits would be recorded as a reduction in income tax expense.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled $0.1 million for the year ended December 31, 2013, $0.2 million for the year ended December 31, 2012, and $0.6 million for the year ended December 31, 2011. Accrued interest and penalties were $1.8 million and $1.6 million as of December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, the Company’s tax filings are generally subject to examination in the U.S. and several Asian and European tax jurisdictions for years ending on or after December 31, 2007. During the year, the Company reduced the balance of 2013 and prior year unrecognized tax benefits by $0.3 million as a result of expiring statutes. It is reasonably possible that the statute of limitations will lapse for certain tax jurisdictions during 2014, which would reduce the balance of 2013 and prior year unrecognized tax benefits by $1.4 million.

The Company is currently under examination by the IRS for tax years 2007 through 2011. The Company is also under examination by a number of states. During the year ended December 31, 2013, there was no reduction in the balance of 2013 and prior year unrecognized tax benefits due to any settlement of an examination. It is reasonably possible that certain federal and state examinations could be settled during the next twelve months which would reduce the balance of 2013 and prior year unrecognized tax benefits by $3.6 million.

(9)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subject the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $138.4 million and $111.8 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2013 and 2012, respectively. Foreign accounts receivable, which generally are collateralized by letters of credit, amounted to $103.5 million and $118.8 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2013 and 2012, respectively. International net sales amounted to $558.1 million, $496.0 million and $546.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s credit losses charged to expense for the years ended December 31, 2013, 2012 and 2011 were $2.6 million, $1.5 million and $7.0 million, respectively. In addition, the Company’s recorded sales return and allowance expense (recoveries) for the years ended December 31, 2013, 2012 and 2011 were $0.2 million, $(0.4) million and $(1.1) million, respectively.

Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $413.2 million and $387.2 million at December 31, 2013 and 2012, respectively.

During 2013, 2012 and 2011, no customer accounted for 10.0% or more of net sales. No customer accounted for more than 10% of net trade receivables at December 31, 2013 or December 31, 2012. During 2013, 2012 and 2011, net sales to our five largest customers were approximately 18.1%, 18.1% and 17.8%, respectively.

The Company’s top five manufacturers produced the following for the years ended December 31, 2013, 2012 and 2011, respectively:

	Years Ended December 31,
	2013	2012	2011

Manufacturer #1	37.8%	33.5%	30.8%
Manufacturer #2	7.1%	9.2%	11.5%
Manufacturer #3	6.1%	6.7%	7.7%
Manufacturer #4	4.8%	6.6%	6.6%
Manufacturer #5	4.1%	5.6%	5.9%

	59.9%	61.6%	62.5%

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

(10)	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period. The Company did not make a contribution to the plan for the years ended December 31, 2013, 2012 and 2011, respectively.

In May 2013, the Company established the Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”), which allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees, which will be determined by the Company’s Compensation Committee. The Company did not make a contribution to the plan for the year ended December 31, 2013. The value of the deferred compensation is recognized based on the fair value of the participants’ accounts as determined monthly. The Company has established a rabbi trust (the “Trust”) as a reserve for the benefits payable under the Plan. The assets of the Trust and deferred liabilities are presented in the Company’s condensed consolidated balance sheets.

(11)	COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company leases facilities under operating lease agreements expiring through November 2031. The Company pays taxes, maintenance and insurance in addition to the lease obligations. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through September 2018. Rent expense for the years ended December 31, 2013, 2012 and 2011 approximated $94.0 million, $88.7 million and $85.0 million, respectively.

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

Future minimum lease payments under noncancellable leases at December 31, 2013 are as follows (in thousands):

OPERATING LEASES
Year ending December 31:
2014	$122,347
2015	118,289
2016	106,577
2017	89,699
2018	77,360
Thereafter	383,058

$897,330

(b)	Litigation

The Company recognizes legal expense in connection with loss contingencies as incurred.

In accordance with U.S. generally accepted accounting principles, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2013, nor is it possible to estimate what litigation-related costs will be in the future.

(c)	Product and Other Financing

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 1.0% for 30- to 60- day financing. The amounts outstanding under these arrangements at December 31, 2013 and 2012 were $69.1 million and $87.7 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3.9 million in 2013, $3.8 million in 2012, and $3.2 million in 2011. The Company has open purchase commitments with our foreign manufacturers of $378.6 million, which are not included in the accompanying consolidated balance sheets.

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

	2013	2012	2011
Net sales
Domestic wholesale	$802,163	$652,651	$688,194
International wholesale	478,799	432,163	487,296
Retail	538,186	453,600	410,458
E-commerce	27,213	21,907	20,068

Total	$1,846,361	$1,560,321	$1,606,016

	2013	2012	2011

Gross profit
Domestic wholesale	$288,818	$242,931	$186,010
International wholesale	198,853	166,454	196,248
Retail	319,036	264,010	231,835
E-commerce	12,085	9,931	9,655

Total	$818,792	$683,326	$623,748

	2013	2012

Identifiable assets
Domestic wholesale	$865,071	$820,253
International wholesale	374,738	367,005
Retail	168,532	152,795
E-commerce	229	167

Total	$1,408,570	$1,340,220

	2013	2012	2011

Additions to property, plant and equipment
Domestic wholesale	$9,652	$33,488	$92,496
International wholesale	4,828	2,939	2,236
Retail	26,814	16,025	27,506

Total	$41,294	$52,452	$122,238

Geographic Information

The following summarizes our operations in different geographic areas as of and for the years ended December 31:

	2013	2012	2011
Net Sales (1)
United States	$1,288,302	$1,064,298	$1,059,990
Canada	63,665	49,460	48,057
Other international (2)	494,394	446,563	497,969

Total	$1,846,361	$1,560,321	$1,606,016

	2013	2012
Property, plant and equipment
United States	$337,727	$345,202
Canada	5,079	1,252
Other international (2)	18,949	15,992

Total	$361,755	$362,446

(1)

The Company has subsidiaries in Canada, the United Kingdom, Germany, France, Spain, Portugal, Italy, the Netherlands, Japan, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in India, China, Hong Kong, Malaysia, Singapore and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to our distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)

Other international consists of Switzerland, the United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, the Netherlands, China, Hong Kong, Malaysia, Singapore, Thailand, Brazil, Chile, Vietnam and Japan.

(13)	RELATED PARTY TRANSACTIONS

The Company paid approximately $178,000, $162,000, and $188,000 during 2013, 2012 and 2011, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and four other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2013.

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the years ended December 31, 2013, 2012 and 2011, the Company contributed $1.1 million, $1.0 million and $1.3 million, respectively, to the Foundation to use for various charitable causes.

The Company had receivables from officers and employees of $0.4 million at December 31, 2013 and 2012. These amounts primarily relate to travel advances and incidental personal purchases on Company-issued credit cards. These receivables are short-term and are expected to be repaid within a reasonable period of time. We had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.

(14)	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2013, to assess the need for potential recognition or disclosure in this filing. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements.

(15)	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial data are as follows (in thousands):

2013	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$451,621	$428,247	$515,756	$450,737
Gross profit	192,732	194,894	230,521	200,645
Net earnings	6,680	7,094	26,849	14,165

Net earnings per share:

Basic	$0.13	$0.14	$0.53	$0.28
Diluted	0.13	0.14	0.53	0.28

2012	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Net sales	$351,274	$384,001	$429,429	$395,617
Gross profit	155,696	171,342	187,824	168,464
Net earnings (loss)	(3,666)	(1,782)	11,004	3,956

Net earnings (loss) per share:

Basic	$(0.07)	$(0.04)	$0.22	$0.08
Diluted	(0.07)	(0.04)	0.22	0.08

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management has concluded that as of December 31, 2013, our internal control over financial reporting is effective.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is set forth below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2013. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Skechers U.S.A., Inc.

Manhattan Beach, CA

We have audited Skechers U.S.A., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Skechers U.S.A., Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Skechers U.S.A., Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity, cash flows, and schedule for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, CA
February 28, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 46 of this annual report on Form 10-K.

2.	Financial Statement Schedule: See “Schedule II — Valuation and Qualifying Accounts” on page 74 of this annual report on Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2013, 2012, and 2011

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO REVENUE COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF PERIOD

Year-ended December 31, 2011:
Allowance for chargebacks	$3,027	$1,463	$(2,150)	$2,340
Allowance for doubtful accounts	5,645	5,560	(874)	10,331
Reserve for sales returns and allowances	11,025	(1,141)	(2,132)	7,752
Reserve for shrinkage	200	1,100	(1,000)	300
Reserve for obsolescence	3,438	9,971	(1,450)	11,959
Year-ended December 31, 2012:
Allowance for chargebacks	$2,340	$1,357	$(896)	$2,801
Allowance for doubtful accounts	10,331	186	(3,350)	7,167
Reserve for sales returns and allowances	7,752	(431)	(367)	6,954
Reserve for shrinkage	300	1,300	(1,300)	300
Reserve for obsolescence	11,959	931	(4,041)	8,849
Year-ended December 31, 2013:
Allowance for chargebacks	$2,801	$1,514	$(1,825)	$2,490
Allowance for doubtful accounts	7,167	1,105	(2,292)	5,980
Reserve for sales returns and allowances	6,954	249	253	7,456
Reserve for shrinkage	300	1,166	(1,200)	266
Reserve for obsolescence	8,849	1,333	(6,697)	3,485

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

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

3.2 (a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2 (b)

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

10.1 (b)**

Amendment No. 2 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 4.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-135049), filed with the Securities and Exchange Commission on June 15, 2006).

10.1 (c)**

Amendment No. 3 to Amended and Restated 1998 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.2 **	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

10.3 **	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4 **	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5 **	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.5 (a)**	Amendment No. 1 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.6 **

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

10.9 (a)

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

10.9 (b)

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

10.9 (c)+

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

10.9 (d)

Amendment Number Four to Credit Agreement dated September 30, 2013, by and among the Registrant certain of its subsidiaries that are also borrowers under the Agreement, and certain lenders including Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as co-lead arranger and administrative agent, Bank of America, N.A., as syndication agent, and Banc of America Securities LLC, as the other co-lead arranger (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2013).

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

10.12 (a)	Modification to Construction Loan Agreement And Other Loan Documents dated November 16, 2012, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture

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

10.17 (a)

First Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.17 (b)

Second Amendment to Lease Agreement, dated April 12, 2010, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17 (c)

Assignment of Lease Agreement, dated April 12, 2010, between HF Logistics I, LLC and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17 (d)

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

10.22	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1 ***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+

Confidential treatment has been granted by the SEC and/or a renewal is being requested from the SEC to the previously granted confidential treatment with respect to certain information in the exhibit pursuant to Rule 24b-2 of the Exchange Act. Such information was omitted from the filing and filed separately with the Secretary of the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 28th day of February 2014.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	February 28, 2014
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	February 28, 2014
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	February 28, 2014
David Weinberg	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Jeffrey Greenberg	Director	February 28, 2014
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	February 28, 2014
Geyer Kosinski

/s/ Morton D. Erlich	Director	February 28, 2014
Morton D. Erlich

/s/ Richard Siskind	Director	February 28, 2014
Richard Siskind

/s/ Thomas Walsh	Director	February 28, 2014
Thomas Walsh

/s/ Rick Rappaport	Director	February 28, 2014
Rick Rappaport