Form 10-Q
period 2014-03-31
SKECHERS USA INC
filed 2014-05-09
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2014: 39,953,577.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2014: 10,609,398.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$329,448	$372,011
Trade accounts receivable, less allowances of $20,513 in 2014 and $15,926 in 2013	312,325	225,941
Other receivables	9,558	10,599

Total receivables	321,883	236,540
Inventories	312,201	358,168
Prepaid expenses and other current assets	27,447	26,094
Deferred tax assets	22,115	22,115

Total current assets	1,013,094	1,014,928
Property, plant and equipment, at cost, less accumulated depreciation and amortization	362,575	361,755
Goodwill and other intangible assets, less accumulated amortization	2,144	2,377
Deferred tax assets	1,492	9,950
Other assets, at cost	19,519	19,560

Total non-current assets	385,730	393,642

TOTAL ASSETS	$1,398,824	$1,408,570

LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$12,123	$12,028
Short-term borrowings	87	87
Accounts payable	215,428	258,183
Accrued expenses	42,105	40,124

Total current liabilities	269,743	310,422
Long-term borrowings, excluding current installments	113,422	116,488
Other long-term liabilities	2,386	1,740

Total non-current liabilities	115,808	118,228

Total liabilities	385,551	428,650
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 39,699 and 39,688 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	40	40
Class B Common Stock, $.001 par value; 60,000 shares authorized; 10,859 and 10,870 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	11	11
Additional paid-in capital	343,471	342,143
Accumulated other comprehensive loss	(8,319)	(8,701)
Retained earnings	627,794	596,829

Skechers U.S.A., Inc. equity	962,997	930,322
Noncontrolling interests	50,276	49,598

Total equity	1,013,273	979,920

TOTAL LIABILITIES AND EQUITY	$1,398,824	$1,408,570

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$546,518	$451,621
Cost of sales	306,115	258,889

Gross profit	240,403	192,732
Royalty income	3,022	1,770

	243,425	194,502

Operating expenses:
Selling	36,742	37,696
General and administrative	158,523	141,468

	195,265	179,164

Earnings from operations	48,160	15,338

Other income (expense):
Interest income	103	71
Interest expense	(2,696)	(2,620)
Other, net	(1,082)	(2,923)

Total other income (expense)	(3,675)	(5,472)

Earnings before income tax expense	44,485	9,866
Income tax expense	11,437	2,278

Net earnings	33,048	7,588
Less: Net earnings attributable to noncontrolling interests	2,083	908

Net earnings attributable to Skechers U.S.A., Inc.	$30,965	$6,680

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.61	$0.13

Diluted	$0.61	$0.13

Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	50,558	50,295

Diluted	50,844	50,492

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net earnings	$33,048	$7,588
Other comprehensive income: (Loss) gain on foreign currency translation adjustment, net of tax	302	(75)

Comprehensive income	33,350	7,513
Less: Comprehensive income attributable to noncontrolling interests	2,003	968

Comprehensive income attributable to Skechers U.S.A., Inc.	$31,347	$6,545

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$33,048	$7,588
Adjustments to reconcile net earnings to net cash (used in) operating activities:
Depreciation of property, plant and equipment	11,288	10,415
Amortization of deferred financing costs	300	300
Amortization of intangible assets	234	226
Provision for bad debts and returns	5,103	1,862
Tax benefits from share-based compensation	8	0
Non-cash share-based compensation	1,321	579
Loss (gain) on disposal of property, plant and equipment	128	(1)
Deferred income tax	8,458	1,125
(Increase) decrease in assets:
Receivables	(89,383)	(70,553)
Inventories	45,518	84,934
Prepaid expenses and other current assets	(1,381)	1,017
Other assets	(273)	(3,005)
Increase (decrease) in liabilities:
Accounts payable	(43,174)	(80,634)
Accrued expenses	2,225	(6,568)

Net cash used in operating activities	(26,580)	(52,715)

Cash flows from investing activities:
Capital expenditures	(11,369)	(7,774)

Net cash used in investing activities	(11,369)	(7,774)

Cash flows from financing activities:
Payments on long-term debt	(2,972)	(2,880)
Proceeds (payments) on short-term borrowings	(1)	603
Contributions from non-controlling interest of consolidated entity	0	3,152
Distributions to non-controlling interest of consolidated entity	(1,325)	(1,175)

Net cash used in financing activities	(4,298)	(300)

Net decrease in cash and cash equivalents	(42,247)	(60,789)
Effect of exchange rates on cash and cash equivalents	(316)	(376)
Cash and cash equivalents at beginning of the period	372,011	325,826

Cash and cash equivalents at end of the period	$329,448	$264,661

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,491	$2,467
Income taxes	2,419	1,588

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(Unaudited)

(1) GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments are considered Level 1 assets, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and approximates fair value because of the relatively short maturity of such instruments.

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

Non-controlling interests

The Company has equity interests in several joint ventures that were established either to distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (VIE)’s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIE’s the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2014 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	March 31, 2014	December 31, 2013

Current assets	$3,028	$3,076
Noncurrent assets	128,419	129,796

Total assets	$131,447	$132,872

Current liabilities	$2,043	$1,835
Noncurrent liabilities	79,065	79,389

Total liabilities	$81,108	$81,224

Distribution joint ventures (1)	March 31, 2014	December 31, 2013
Current assets	$53,277	$49,835
Noncurrent assets	9,269	9,209

Total assets	$62,546	$59,044

Current liabilities	$16,269	$15,687
Noncurrent liabilities	32	32

Total liabilities	$16,301	$15,719

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited and Skechers South Asia Private Limited.

Noncontrolling interest earnings was $2.1 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively, which represents the share of net earnings that is attributable to the Company’s joint venture partners. HF Logistics-SKX, LLC made capital distributions of $1.0 million and Skechers China Limited made capital distributions of $0.3 million during the quarter ended March 31, 2014. There were no capital contributions from the Company’s distribution joint venture partners during the quarter ended March 31, 2014. HF Logistics-SKX, LLC made capital distributions of $1.2 million during the quarter ended March 31, 2013. Our distribution joint venture partners made cash capital contributions of $3.2 million during the quarter ended March 31, 2013.

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

Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned. In addition, the Company receives royalty payments based on actual sales of the licensed products. Typically, at each quarter-end the Company receives correspondence from the licensees indicating the actual sales for the period. This information is used to calculate and record the related royalties based on the terms of the agreement.

(3) SHARE-BASED COMPENSATION

For stock-based awards the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $1.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s Equity Incentive Plans as of and for the three months ended March 31, 2014 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	276,166	$20.05
Granted	260,000	27.54
Vested	0	0
Cancelled	0	0

Nonvested at March 31, 2014	536,166	23.68

As of March 31, 2014, there was $11.1 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.1 years.

(4) EARNINGS PER SHARE

Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares, if dilutive, which would arise from the exercise of stock options and nonvested shares using the treasury stock method.

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Basic earnings per share	2014	2013
Net earnings attributable to Skechers U.S.A., Inc.	$30,965	$6,680

Weighted average common shares outstanding	50,558	50,295
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.61	$0.13

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Diluted earnings per share	2014	2013
Net earnings attributable to Skechers U.S.A., Inc.	$30,965	$6,680

Weighted average common shares outstanding	50,558	50,295
Dilutive effect of stock options	286	197

Weighted average common shares outstanding	50,844	50,492

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.61	$0.13

There were no options excluded in the computation of diluted earnings per share for the three months ended March 31, 2014 and March 31, 2013.

(5) INCOME TAXES

Income tax expense and the effective tax rate for the first quarter 2014 and 2013 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2014	2013
Income tax expense.	$11,437	$2,278
Effective tax rate	25.7%	23.1%

The tax provision for the three months ended March 31, 2014 and 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate in 2014 to be between 25% and 28%, which is subject to management’s ongoing review and revision, if necessary.

For the three months ended March 31, 2014, the increase in the effective tax rate was primarily attributable to higher Federal research and development tax credits recognized during the same period in the prior year which significantly lowered the effective tax rate for the period.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates are generally significantly lower than in the U.S., ranging from 0% to 34%. The effective tax rate for the three months ended March 31, 2014 is lower than the U.S. federal and state combined statutory rate of approximately 39% which is primarily attributable to the impact of our foreign earnings in lower tax rate jurisdictions.

As of March 31, 2014, the Company had approximately $329.4 million in cash and cash equivalents, of which $156.2 million, or 47.4%, was held outside the U.S. Of the $156.2 million held by the Company’s foreign subsidiaries, approximately $71.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of March 31, 2014. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

(6) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $3.4 million and $3.8 million of outstanding letters of credit and $0.1 million in short-term borrowings as of March 31, 2014 and December 31, 2013, respectively.

Long-term debt is as follows (in thousands):

	March 31, 2014	December 31, 2013
Note payable to banks, due in monthly installments of $348.7 (includes principal and interest), variable rate interest at 3.90%, secured by property, balloon payment of $76,976 due November 2015	$78,656	$78,908
Note payable to banks, due in monthly installments of $531.4 (includes principal and interest), fixed-rate interest at 3.54%, secured by property, balloon payment of $12,635 due December 2015	22,183	23,573
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19%, secured by property, balloon payment of $11,670 due June 2016	23,005	24,265
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed-rate interest at 5.24%, maturity date of July 2019	1,701	1,770

Subtotal	125,545	128,516
Less: current installments	12,123	12,028

Total long-term debt	$113,422	$116,488

(7) LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

In accordance with accounting principles generally accepted in the U.S., the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2014, nor is it possible to estimate what litigation-related costs will be in the future.

(8) STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2014, 10,296 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2013, 16,236 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to the non-controlling interests (in thousands):

	Three Months Ended March 31,
	2014	2013
Non-controlling interest, beginning of period	$49,598	$43,120
Net earnings attributable to non-controlling interest	2,083	908
Foreign currency translation adjustment	(80)	60
Capital contribution from non-controlling interest	0	3,152
Capital distribution to non-controlling interest	(1,325)	(1,175)

Non-controlling interest, end of period	$50,276	$46,065

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

	Three Months Ended March 31,
	2014	2013
Net sales
Domestic wholesale	$232,492	$192,562
International wholesale	179,083	141,765
Retail	128,878	111,199
E-commerce	6,065	6,095

Total	$546,518	$451,621

	Three Months Ended March 31,
	2014	2013
Gross profit
Domestic wholesale	$84,554	$66,817
International wholesale	76,290	58,799
Retail	76,761	64,237
E-commerce	2,798	2,879

Total	$240,403	$192,732

	March 31, 2014	December 31, 2013
Identifiable assets
Domestic wholesale	$827,880	$865,071
International wholesale	393,836	374,738
Retail	176,936	168,532
E-commerce	172	229

Total	$1,398,824	$1,408,570

	Three Months Ended March 31,
	2014	2013
Additions to property, plant and equipment
Domestic wholesale	$2,006	$2,072
International wholesale	1,004	227
Retail	8,359	5,475

Total	$11,369	$7,774

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the period indicated (in thousands):

	Three-Months Ended March 31,
	2014	2013
Net sales (1)
United States	$344,654	$294,542
Canada	21,684	16,914
Other international (2)	180,180	140,165

Total	$546,518	$451,621

	March 31, 2014	December 31, 2013
Property, plant and equipment
United States	$337,632	$337,727
Canada	5,000	5,079
Other international (2)	19,943	18,949

Total	$362,575	$361,755

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, the Netherlands, Japan, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, Thailand and India that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Malaysia, Singapore, Thailand, Vietnam, India and Japan.

(10) BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were equal to $175.0 million and $138.4 million before allowances for bad debts, sales returns and chargebacks at March 31, 2014 and December 31, 2013, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $157.8 million and $103.5 million before allowance for bad debts, sales returns and chargebacks at March 31, 2014 and December 31, 2013, respectively. The Company’s credit losses attributable to write-offs for the three months ended March 31, 2014 and 2013 were $3.8 million and $0.5 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $439.4 million and $413.2 million at March 31, 2014 and December 31, 2013, respectively.

The Company’s net sales to its five largest customers accounted for approximately 17.1% and 18.0% of total net sales for the three months ended March 31, 2014 and 2013, respectively. No customer accounted for more than 10% of net sales during the three months ended March 31, 2014 or 2013. No customer accounted for more than 10% of net trade receivables at March 31, 2014 or December 31, 2013.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Manufacturer #1	36.8%	31.1%
Manufacturer #2	5.8%	8.8%
Manufacturer #3	5.4%	8.1%
Manufacturer #4	5.3%	5.5%
Manufacturer #5	5.0%	5.0%

	58.3%	58.5%

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

(11) RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. There were no contributions made to the Foundation during the three months ended March 31, 2014. The Company contributed $0.3 million to the Foundation to use for various charitable causes during the three months ended March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2013.

We intend for this discussion to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of our company as a whole.

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of the Company’s future performance. Factors that might cause or contribute to such differences include:

•	international, national and local general economic, political and market conditions including the sustained pace and strength of the economic recovery in the United States and the uncertainty of sustained recovery in our European markets;

•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;

•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;

•	our ability to sustain, manage and forecast our costs and proper inventory levels;

•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;

•	our ability to continue to manufacture and ship our products that are sourced in China, which could be adversely affected by various economic, political or trade conditions, or a natural disaster in China;

•	our ability to predict our revenues, which have varied significantly in the past and can be expected to fluctuate in the future as a result of a number of reasons, many of which are beyond our control;

•	sales levels during the spring, back-to-school and holiday selling seasons;

•	the resignation of our former independent registered public accounting firm, and its withdrawal of its audit reports with respect to certain of our historical financial statements; and

•	other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2013 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our net sales for the three months ended March 31, 2014 were $546.5 million, an increase of $94.9 million, or 21.0%, as compared to net sales of $451.6 million for the three months ended March 31, 2013. We saw the largest sales increases in our Women’s Sport, Women’s Go, Men’s Sport and Men’s USA divisions. Gross margins increased to 44.0% for the three months ended March 31, 2014 from 42.7% for the same period in the prior year due to a product mix that included a higher percentage of sales of Women’s products, which have higher gross margins, and a lower percentage of sales from our Kids’ products, which have lower gross margins, as well as a one-time $2.5 million credit to an account in the first quarter of 2013. Our earnings from operations increased $32.9 million or 214.0% for the three months ended March 31, 2014 to $48.2 million, or 8.8% of net sales from $15.3 million, or 3.4% of net sales for the three months ended March 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross profit. The largest portion of our net sales are generated from the domestic wholesale segment.

Revenues as a percentage of net sales were as follows:

	Three Months Ended March 31,
	2014	2013
Percentage of revenues by segment
Domestic wholesale	42.5%	42.6%
International wholesale	32.8%	31.4%
Retail	23.6%	24.6%
E-commerce	1.1%	1.4%

Total	100%	100%

As of March 31, 2014, we owned and operated 399 stores, which includes 329 domestic retail stores and 70 international retail stores. We believe we have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2014, we opened four domestic outlet stores, five domestic warehouse stores, one international concept store, and we closed one domestic concept store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2014, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, and (iv) strategically expanding our retail distribution channel by opening another 50 to 60 stores.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended March 31,
	2014		2013
Net sales	$546,518	100.0%	$451,621	100.0%
Cost of sales	306,115	56.0	258,889	57.3

Gross profit	240,403	44.0	192,732	42.7
Royalty income	3,022	0.5	1,770	0.4

	243,425	44.5	194,502	43.1

Operating expenses:
Selling	36,742	6.7	37,696	8.4
General and administrative	158,523	29.0	141,468	31.3

	195,265	35.7	179,164	39.7

Earnings from operations	48,160	8.8	15,338	3.4
Interest income	103	0.0	71	0.0
Interest expense	(2,696)	(0.5)	(2,620)	(0.6)
Other, net	(1,082)	(0.2)	(2,923)	(0.6)

Earnings before income tax expense	44,485	8.1	9,866	2.2
Income tax expense	11,437	2.1	2,278	0.5

Net earnings	33,048	6.0	7,588	1.7
Less: Net earnings attributable to non-controlling interests	2,083	0.3	908	0.2

Net earnings attributable to Skechers U.S.A., Inc.	$30,965	5.7%	$6,680	1.5%

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Net sales

Net sales for the three months ended March 31, 2014 were $546.5 million, an increase of $94.9 million, or 21.0%, as compared to net sales of $451.6 million for the three months ended March 31, 2013. The increase in net sales was primarily attributable to increased sales in our domestic and international wholesale segments; however, we also saw improvements in our international and domestic retail business segments resulting from the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $39.9 million, or 20.7%, to $232.5 million for the three months ended March 31, 2014, from $192.6 million for the three months ended March 31, 2013. The increase in our domestic wholesale segment was attributable to strong sales and significant growth in several key divisions: Women’s Sport, Women’s Go, Men’s Sport and Men’s USA. The average selling price per pair within the domestic wholesale segment increased to $21.59 per pair for the three months ended March 31, 2014 from $20.53 per pair for the same period in the prior year. The increase in the domestic wholesale segment’s net sales came on a 14.8% unit sales volume increase to 10.8 million pairs for the three months ended March 31, 2014 from 9.4 million pairs for the same period in 2013.

Our international wholesale segment sales increased $37.3 million, or 26.3%, to $179.1 million for the three months ended March 31, 2014, compared to sales of $141.8 million for the three months ended March 31, 2013. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell direct. Direct subsidiary sales increased $30.1 million, or 27.7%, to $138.7 million for the three months ended March 31, 2014 compared to net sales of $108.6 million for the three months ended March 31, 2013. The largest sales increases during the quarter came from our subsidiaries in Canada, Germany and the United Kingdom, and our joint venture in China. Our distributor sales increased $7.2 million to $40.3 million for the three months ended March 31, 2014, a 21.9% increase from sales of $33.1 million for the three months ended March 31, 2013. The largest sales increases during the quarter were a result of our distributor sales in the United Arab Emirates, South Korea and Australia, which were offset by reduced sales to our distributor in Panama.

Our retail segment sales increased $17.7 million to $128.9 million for the three months ended March 31, 2014, a 15.9% increase over sales of $111.2 million for the three months ended March 31, 2013. The increase in retail sales was primarily attributable to increased comparable sales and a net increase of 46 stores compared to the same period in the prior year. For the three months ended March 31, 2014, we realized positive comparable store sales of 5.8% in our domestic retail stores and 4.0% in our international retail stores. During the three months ended March 31, 2014, we opened four domestic outlet stores, five domestic warehouse stores, one international concept store, and we closed one domestic concept store. Our domestic retail sales increased 10.7% for the three months ended March 31, 2014 compared to the same period in 2013 primarily attributable to positive comparable store sales and a net increase of 30 domestic stores. Our international retail sales increased 48.8% for the three months ended March 31, 2014 compared to the same period in 2013, which was attributable to positive comparable store sales and a net increase of 16 international stores.

Our e-commerce sales were $6.1 million for each of the three months ended March 31, 2014 and March 31, 2013. Our e-commerce sales made up approximately 1% of our consolidated net sales in the three months ended March 31, 2014 and 2013.

Gross profit

Gross profit for the three months ended March 31, 2014 increased $47.7 million to $240.4 million as compared to $192.7 million for the three months ended March 31, 2013. Gross profit as a percentage of net sales, or gross margin, increased to 44.0% for the three months ended March 31, 2014 from 42.7% for the same period in the prior year. Our domestic wholesale segment gross profit increased $17.8 million, or 26.6%, to $84.6 million for the three months ended March 31, 2014 compared to $66.8 million for the three months ended March 31, 2013. Domestic wholesale margins increased to 36.4% in the three months ended March 31, 2014 from 34.7% for the same period in the prior year. The increase in domestic wholesale margins was attributable to increased sales of higher margin newer products and a lower percentage of sales from our Kids’ products, which have lower gross margins, as well as a one-time $2.5 million credit to an account that had purchased a significant portion of our excess toning inventory in the first quarter of 2013.

Gross profit for our international wholesale segment increased $17.5 million, or 29.8%, to $76.3 million for the three months ended March 31, 2014 compared to $58.8 million for the three months ended March 31, 2013. Gross margins were 42.6% for the three months ended March 31, 2014 compared to 41.5% for the three months ended March 31, 2013. The increase in gross margins for the international wholesale segment was primarily attributable to increased sales in our subsidiaries, which achieve higher gross margins than our international wholesale sales through our foreign distributors. Gross margins for our direct subsidiary increased to 47.1% for the three months ended March 31, 2014 as compared to 46.3% for the three months ended March 31, 2013, which was due to increased sales of higher margin newer products in our Women’s Sport, Women’s Active, Women’s Go and Men’s Sport lines. Gross margins for our distributor sales were 27.1% for the three months ended March 31, 2014 as compared to 25.6% for the three months ended March 31, 2013, primarily due to increased sales of higher margin new products in our Women’s Sport and Women’s Go products.

Gross profit for our retail segment increased $12.6 million, or 19.5%, to $76.8 million for the three months ended March 31, 2014 as compared to $64.2 million for the three months ended March 31, 2013. Gross margins for all stores were 59.6% for the three months ended March 31, 2014 as compared to 57.8% for the three months ended March 31, 2013. Gross margins for our domestic stores were 61.0% for the three months ended March 31, 2014 as compared to 58.4% for the three months ended March 31, 2013. The increase in domestic retail gross margins was primarily attributable to increased sales of higher margin newer products in our Women’s Sport, Women’s Active, Women’s Go and Men’s Sport lines combined with reduced sales of discounted toning products as compared to the same period in the prior year. Gross margins for our international stores were 52.9% for the three months ended March 31, 2014 as compared to 53.8% for the three months ended March 31, 2013. The decrease in international retail gross margins was due to sales of lower margin older products in our Women’s Active, Women’s Go, Men’s Sport and Girls divisions.

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

Selling expenses

Selling expenses decreased by $1.0 million, or 2.5%, to $36.7 million for the three months ended March 31, 2014 from $37.7 million for the three months ended March 31, 2013. As a percentage of net sales, selling expenses were 6.7% and 8.4% for the three months ended March 31, 2014 and 2013, respectively. The decrease in selling expenses was primarily attributable to lower advertising expenses of $2.8 million partially offset by increased trade show costs of $1.2 million and increased sales commissions of $0.9 million for the three months ended March 31, 2014. Our advertising expenses were $2.8 million lower primarily attributable to certain media expenses being moved from the first quarter to the second quarter of 2014 because of the Easter holiday falling in late April.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $17.1 million, or 12.1%, to $158.5 million for the three months ended March 31, 2014 from $141.5 million for the three months ended March 31, 2013. As a percentage of sales, general and administrative expenses were 29.0% and 31.3% for the three months ended March 31, 2014 and 2013, respectively. The $17.1 million increase in general and administrative expenses was primarily attributable to higher warehouse and distribution costs of $2.1 million attributable to increased sales, higher salaries of $6.8 million, and higher rent expense of $2.6 million attributable to a net increase of 46 stores. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $32.1 million and $35.5 million for the three months ended March 31, 2014 and 2013, respectively.

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

Interest income

Interest income was $0.1 million for each of the three months ended March 31, 2014 and 2013.

Interest expense

Interest expense was $2.7 million for the three months ended March 31, 2014 compared to $2.6 million for the same period in 2013. The increase was primarily attributable to increased interest paid to our foreign manufacturers for our open purchase orders. Interest expense was incurred primarily on our loans for our domestic distribution center and related equipment and amounts owed to our foreign manufacturers.

Other, net

Other expense decreased $1.8 million to $1.1 million for the three months ended March 31, 2014 as compared to $2.9 million for the same period in 2013. The decrease in other expense was primarily attributable to a reduced foreign currency translation loss of $1.0 million as compared to a foreign currency translation loss of $3.0 million for the three months ended March 31, 2014 and 2013, respectively. This decreased foreign currency translation loss was primarily attributable to lower short-term intercompany investments balances in our foreign subsidiaries and a weaker U.S. dollar.

Income taxes

Income tax expense and the effective tax rate for the first quarter 2014 and 2013 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2014	2013
Income tax expense.	$11,437	$2,278
Effective tax rate	25.7%	23.1%

The tax provision for the three months ended March 31, 2014 and 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2014 to be between 25% and 28%, which is subject to management’s ongoing review and revision, if necessary.

For the three months ended March 31, 2014, the increase in the effective tax rate was primarily attributable to higher Federal research and development tax credits recognized during the same period in the prior year which significantly lowered the effective tax rate for the period.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates are generally significantly lower than in the U.S., ranging from 0% to 34%. The effective tax rate for the three months ended March 31, 2014 is lower than the U.S. federal and state combined statutory rate of approximately 39% which is primarily attributable to the impact of our foreign earnings in lower tax rate jurisdictions.

As of March 31, 2014, we had approximately $329.4 million in cash and cash equivalents, of which $156.2 million, or 47.4%, was held outside the U.S. Of the $156.2 million held by our foreign subsidiaries, approximately $71.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of March 31, 2014. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interest in net earnings of consolidated subsidiaries

Non-controlling interest for the three months ended March 31, 2014 increased $1.2 million to $2.1 million as compared to $0.9 million for the same period in 2013. Non-controlling interest represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at March 31, 2014 was $743.4 million, an increase of $38.9 million from working capital of $704.5 million at December 31, 2013. Our cash and cash equivalents at March 31, 2014 was $329.4 million compared to $372.0 million at December 31, 2013. The decrease in cash and cash equivalents of $42.6 million was primarily the result of increased receivables of $89.4 million and decreased payables of $43.2 million, which was partially offset by decreased inventory of $45.5 million and an increase in net earnings. Our primary sources of operating cash flows are customer collections and retail sales collections. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, capital expenditures and debt service payments.

For the three months ended March 31, 2014, net cash used by operating activities was $26.6 million compared to $52.7 million for the three months ended March 31, 2013. The decrease in net cash used by operating activities in the three months ended March 31, 2014 as compared to the same period in the prior year was primarily the result of increased earnings and reduced inventories, which were offset by increased receivables and decreased payables.

Net cash used in investing activities was $11.4 million for the three months ended March 31, 2014 as compared to $7.8 million for the three months ended March 31, 2013. The increase in net cash used in investing activities for the three months ended March 31, 2014 as compared to the same period in the prior year was the result of higher capital expenditures. Capital expenditures for the three months ended March 31, 2014 were approximately $11.4 million, which primarily consisted of $8.4 million for several new store openings and store remodels and $2.0 million related to a property purchase for potential future corporate development. This was compared to capital expenditures of $7.8 million for the three months ended March 31, 2013, which primarily consisted of $5.5 million for several new store openings and store remodels. We expect our ongoing capital expenditures for the remainder of 2014 to be approximately $20 million to $25 million, which includes opening an additional 50 to 60 retail stores and several store remodels. In addition, we are currently in the process of upgrading the equipment for our European distribution center and estimate the cost of this equipment to be approximately $15.8 million, which we expect to be completed by the end of 2014.

Net cash used by financing activities was $4.3 million during the three months ended March 31, 2014 compared to $0.3 million during the three months ended March 31, 2013. This increase in cash used by financing activities was primarily attributable to no capital contributions from non-controlling interests during the three months ended March 31, 2014 compared to $3.2 million of capital contributions in the same period in 2013.

Sources of Liquidity

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution facility in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to November 16, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the JV, (iii) repay a loan to the JV of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, and (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, with (v) $0.8 million used for loan fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We were in compliance with all debt covenant provisions related to the

Loan Agreement as of the date of this quarterly report. We had $78.7 million outstanding under the Loan Agreement and the Modification, which is included in long-term borrowings on March 31, 2014. We paid commitment fees of $0.6 million on the Modification, which are being amortized to interest expense over the three-year life of the Modification.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest accrues at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest accrues at a fixed rate of 3.19% per annum. As of March 31, 2014, an aggregate of $45.2 million was outstanding under the Notes, which is included in long-term borrowings. We paid commitment fees of $0.8 million on this loan, which are being amortized to interest expense over the five-year life of the Notes.

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of banks, of which six currently remain as participants. On November 5, 2009, March 4, 2010, May 3, 2011, and September 30, 2013, we entered into four successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (0.50%, 0.75% or 1.00% for Base Rate loans and 1.50%, 1.75% or 2.00% for LIBOR loans). We pay a monthly unused line of credit fee of 0.25% or 0.375% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the six-year life of the facility. As of March 31, 2014, there is $0.1 million outstanding under this credit facility.

As of March 31, 2014, outstanding short-term and long-term borrowings were $125.6 million, of which $45.2 million relates to notes payable for warehouse equipment for our new distribution center that are secured by the equipment and $80.4 million relates to our construction loans for our domestic distribution center. We were in compliance with all debt covenants under the Amended Credit Agreement, the Loan Agreement and the Modification, and the Loan Documents as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through at least March 31, 2015 and for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the sustained pace and strength of the economic recovery in our markets, the costs associated with upgrading the equipment in our European distribution center, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Recently, we have been successful in raising additional funds through financing activities however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on terms favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2014.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2013 and the first quarter of 2014, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. As of March 31, 2014, we had $0.1 million and $78.7 million of outstanding short-term and long-term borrowings, respectively subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. As of March 31, 2014, there was $0.1 million outstanding under this credit facility.

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

Assets and liabilities outside the United States are located in those countries where we have subsidiaries or joint ventures: the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam, India and Japan. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $0.4 million and a translation loss of $0.1 million for the three months ended March 31, 2014 and 2013, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2014 would have reduced the values of our net investments by approximately $8.8 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements attributable to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements as a result of error or fraud may occur and not be detected.

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

Since 2011, a total of 777 personal injury cases have been filed in or transferred to the MDL proceeding. Additionally, 414 unfiled claims have been submitted by plaintiff fact sheets for mediation purposes in the MDL proceeding. The Company has resolved 335 personal injury claims in the MDL proceedings, 51 that were filed as formal actions and 284 that were submitted by plaintiff fact sheets. Skechers has also settled 93 claims in principle—16 filed cases and 77 claims submitted by plaintiff fact sheets—and anticipates that those settlements will finalized in the near term. Six cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 31 unfiled claims submitted by plaintiff fact sheet have been abandoned.

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

Gloria Basaraba v. Robert Greenberg, et al.—On July 15, 2013, plaintiff Gloria Basaraba moved to file under seal a shareholder derivative complaint against Skechers, nine individual members of its Board of Directors and a former employee in the United States District Court for the Central District of California, Case No. CV13-5061. The complaint included allegations of breach of fiduciary duties, gross mismanagement, waste of corporate assets and unjust enrichment based on the development of Skechers’ toning footwear products, advertising and marketing activities relating thereto, and subsequent litigation involving those issues. The complaint sought compensatory damages, a court order directing Skechers to reform and improve their corporate governance and internal procedures, and attorneys’ fees, costs and expenses. On August 26, 2013, the Court denied plaintiff’s motion to seal and ordered that she file an operative complaint. On September 5, 2013, plaintiff filed the operative complaint against the same defendants, except for the former employee. The operative complaint seeks to recover under the same causes of action as in the prior complaint on the basis of many of the same allegations. On November 12, 2013 and November 15, 2013, the individual defendants and Skechers respectively moved to dismiss the complaint. Under the parties’ stipulated briefing schedule, the motion was originally set for hearing on April 21, 2014 and has been continued to June 30, 2014. Discovery has not yet commenced. While it is too early to predict the outcome of litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, Skechers believes this lawsuit is without merit and intends to vigorously defend against the allegations.

In addition to the matters included in its reserve for loss contingencies, we occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from any such unanticipated future litigation. We have no reason to believe that there is a reasonable possibility or a probability that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against our company in the same reporting period for amounts in excess of our expectations, our condensed consolidated financial statements of a particular reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2013 and should be read in conjunction with the risk factors and other information disclosed in our 2013 annual report that could have a material effect on our business, financial condition and results of operations.

The Resignation Of Our Former Independent Registered Public Accounting Firm, Its Withdrawal Of Its Audit Reports With Respect To Certain Of Our Historical Financial Statements And The Related Costs May Have A Material Adverse Effect On Us.

On April 8, 2013, KPMG, LLP (“KPMG”) notified us that KPMG was resigning, effective immediately, as our independent registered public accounting firm. KPMG stated it had concluded it was not independent because of alleged insider trading in our securities by one of KPMG’s former partners who was the KPMG engagement partner on our audit for the 2011 and 2012 fiscal years. KPMG advised us it resigned as our independent registered public accounting firm solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to our financial statements, our accounting practices, the integrity of our management or for any other reason. As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation, KPMG notified us that it had no option but to withdraw its audit reports regarding our consolidated financial statements for the fiscal years ended December 31, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2011 and 2012, and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. On July 31, 2013, we announced that our newly engaged independent registered public accounting firm, BDO USA, LLP (“BDO”), had completed its audit of our consolidated financial statements for the fiscal years ended December 31, 2012 and 2011, and the attestation of the effectiveness of our internal control over financial reporting as of December 31, 2012 under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (collectively, the “Re-audit”). No adjustments or changes were made to our consolidated financial statements or related notes for the fiscal years ended December 31, 2012 and 2011, except for updates with respect to subsequent events, including certain litigation matters. Following the completion of the Re-audit by BDO, we filed an amendment to our annual report on Form 10-K/A for the year ended December 31, 2012 with the SEC, which includes BDO’s audit report covering the relevant periods.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2014 and 2013, our net sales to our five largest customers accounted for approximately 17.1% and 18.0% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2014 or 2013. No customer accounted for more than 10% of net trade receivables at March 31, 2014 or March 31, 2013. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2014 and 2013, the top five manufacturers of our manufactured products produced approximately 58.3% and 58.5% of our total purchases, respectively. One manufacturer accounted for 36.8% of total purchases for the three months ended March 31, 2014, and the same manufacturer accounted for 31.1% of total purchases for the same period in 2013. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of March 31, 2014, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 39.7% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.4% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 44.2% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2014, Mr. Greenberg beneficially owned 29.0% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 41.0% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 32.3% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg and Mr. Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Mr. Greenberg’s and/or Mr. Schwartzberg’s interests may differ from the interests of the other stockholders. Each of them has an ability to significantly influence or substantially control actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: May 9, 2014	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer