Form 10-Q
period 2014-06-30
SKECHERS USA INC
filed 2014-08-08
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2014: 40,647,761.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2014: 10,569,918.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$414,808	$372,011
Trade accounts receivable, less allowances of $21,112 in 2014 and $15,926 in 2013	318,460	225,941
Other receivables	10,667	10,599

Total receivables	329,127	236,540
Inventories	360,491	358,168
Prepaid expenses and other current assets	37,094	26,094
Deferred tax assets	22,115	22,115

Total current assets	1,163,635	1,014,928
Property, plant and equipment, at cost, less accumulated depreciation and amortization	364,746	361,755
Goodwill and other intangible assets, less accumulated amortization	1,910	2,377
Deferred tax assets	1,624	9,950
Other assets, at cost	19,420	19,560

Total non-current assets	387,700	393,642

TOTAL ASSETS	$1,551,335	$1,408,570

LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$12,218	$12,028
Short-term borrowings	184	87
Accounts payable	314,196	258,183
Accrued expenses	44,283	40,124

Total current liabilities	370,881	310,422
Long-term borrowings, excluding current installments	110,331	116,488
Other long-term liabilities	15,081	1,740

Total non-current liabilities	125,412	118,228

Total liabilities	496,293	428,650
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 authorized; none issued and outstanding	0	0
Class A Common Stock, $.001 par value; 100,000 shares authorized; 40,056 and 39,688 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	40	40
Class B Common Stock, $.001 par value; 60,000 shares authorized; 10,570 and 10,870 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	11	11
Additional paid-in capital	346,793	342,143
Accumulated other comprehensive loss	(7,623)	(8,701)
Retained earnings	662,596	596,829

Skechers U.S.A., Inc. equity	1,001,817	930,322
Non-controlling interests	53,225	49,598

Total equity	1,055,042	979,920

TOTAL LIABILITIES AND EQUITY	$1,551,335	$1,408,570

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Net sales	$587,051	$428,247	$1,133,569	$879,868
Cost of sales	317,676	233,353	623,791	492,242

Gross profit	269,375	194,894	509,778	387,626
Royalty income	1,836	1,424	4,858	3,194

	271,211	196,318	514,636	390,820

Operating expenses:
Selling	53,839	42,088	90,581	79,784
General and administrative	163,616	137,066	322,139	278,534

	217,455	179,154	412,720	358,318

Earnings from operations	53,756	17,164	101,916	32,502

Other income (expense):
Interest income	197	137	300	208
Interest expense	(3,656)	(3,128)	(6,352)	(5,747)
Other, net	148	(695)	(934)	(3,619)

Total other expense	(3,311)	(3,686)	(6,986)	(9,158)

Earnings before income tax expense	50,445	13,478	94,930	23,344
Income tax expense	12,232	4,632	23,669	6,910

Net earnings	38,213	8,846	71,261	16,434
Less: Net earnings attributable to non-controlling interests	3,411	1,752	5,494	2,660

Net earnings attributable to Skechers U.S.A., Inc.	$34,802	$7,094	$65,767	$13,774

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.69	$0.14	$1.30	$0.27

Diluted	$0.68	$0.14	$1.29	$0.27

Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	50,565	50,298	50,562	50,297

Diluted	50,914	50,497	50,879	50,494

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$38,213	$8,846	$71,261	$16,434
Other comprehensive gain (loss): Gain (loss) on foreign currency translation adjustment, net of tax	801	(4,491)	1,102	(4,566)

Comprehensive income	39,014	4,355	72,363	11,868
Less: Comprehensive income attributable to non-controlling interests	3,516	1,683	5,519	2,651

Comprehensive income attributable to Skechers U.S.A., Inc.	$35,498	$2,672	$66,844	$9,217

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six-Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$71,261	$16,434
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	22,886	20,542
Amortization of deferred financing costs	601	838
Amortization of intangible assets	467	453
Provision for bad debts and returns	6,597	1,424
Tax benefits from share-based compensation	10	(4)
Non-cash share-based compensation	2,920	1,159
Loss on disposal of property, plant and equipment	244	194
Deferred income taxes	20,162	3,299
(Increase) decrease in assets:
Receivables	(95,196)	(39,801)
Inventories	(3,249)	51,392
Prepaid expenses and other current assets	(10,942)	3,271
Other assets	(474)	(3,279)
Increase (decrease) in liabilities:
Accounts payable	53,985	(18,666)
Accrued expenses	4,994	(7,131)

Net cash provided by operating activities	74,266	30,125

Cash flows from investing activities:
Capital expenditures	(23,927)	(17,578)

Net cash used in investing activities	(23,927)	(17,578)

Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan and the exercise of stock options	1,721	1,417
Payments on long-term debt	(5,967)	(5,748)
Proceeds (payments) on short-term borrowings	97	(1,116)
Contribution from non-controlling interests of consolidated entity	83	3,152
Distributions to non-controlling interests of consolidated entity	(1,975)	(1,675)

Net cash used in financing activities	(6,041)	(3,970)

Net increase in cash and cash equivalents	44,298	8,577
Effect of exchange rates on cash and cash equivalents	(1,501)	(1,397)
Cash and cash equivalents at beginning of the period	372,011	325,826

Cash and cash equivalents at end of the period	$414,808	$333,006

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,735	$5,152
Income taxes	13,577	4,600

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments are considered Level 1 assets, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and approximates fair value because of the relatively short maturity of such instruments.

The carrying amount of the Company’s long-term borrowings are considered Level 2 liabilities and approximates fair value based upon current rates and terms available to the Company for similar debt.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, “Revenue from Contracts with Customers”. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The Company is evaluating the impact on its consolidated financial statements, however, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

(2) NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (VIE)s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2014 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	June 30, 2014	December 31, 2013

Current assets	$3,028	$3,076
Noncurrent assets	127,044	129,796

Total assets	$130,072	$132,872

Current liabilities	$1,618	$1,835
Noncurrent liabilities	78,740	79,389

Total liabilities	$80,358	$81,224

Distribution joint ventures (1)	June 30, 2014	December 31, 2013
Current assets	$64,595	$49,835
Noncurrent assets	9,523	9,209

Total assets	$74,118	$59,044

Current liabilities	$21,059	$15,687
Noncurrent liabilities	33	32

Total liabilities	$21,092	$15,719

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited and Skechers South Asia Private Limited.

Net earnings attributable to non-controlling interests were $3.4 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively, which represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to non-controlling interests were $5.5 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively. HF Logistics-SKX, LLC made capital distributions of $0.7 million and $1.6 million during the three and six months ended June 30, 2014, respectively. HF Logistics-SKX, LLC made capital distributions of $0.5 million and $1.7 million during the three and six months ended June 30, 2013, respectively. Skechers China Limited made capital distributions of $0.3 million during the six months ended June 30, 2014. Our distribution joint venture partners made cash capital contributions of $0.1 million during the three and six months ended June 30, 2014, respectively. Our distribution joint venture partners made cash capital contributions of $3.2 million during the six months ended June 30, 2013.

(3) SHARE-BASED COMPENSATION

For stock-based awards the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $1.6 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively. Share-based compensation expense was $2.9 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.

A summary of the status and changes of our nonvested shares related to the Company’s Equity Incentive Plans as of and for the six months ended June 30, 2014 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	276,166	$20.05
Granted	319,000	27.54
Vested	(7,500)	18.75
Cancelled	(7,500)	18.75

Nonvested at June 30, 2014	580,166	23.82

As of June 30, 2014, there was $9.7 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.9 years.

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per share	2014	2013	2014	2013
Net earnings attributable to Skechers U.S.A., Inc.	$34,802	$7,094	$65,767	$13,774

Weighted average common shares outstanding	50,565	50,298	50,562	50,297
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.69	$0.14	$1.30	$0.27

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2014	2013	2014	2013
Net earnings attributable to Skechers U.S.A., Inc.	$34,802	$7,094	$65,767	$13,774

Weighted average common shares outstanding	50,565	50,298	50,562	50,297
Dilutive effect of stock options	349	199	317	197

Weighted average common shares outstanding	50,914	50,497	50,879	50,494

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.68	$0.14	$1.29	$0.27

There were no options excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013.

(5) INCOME TAXES

Income tax expense and the effective tax rate for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except the effective tax rate):

	Three Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Income tax expense.	$12,232	$4,632	$23,669	$6,910
Effective tax rate	24.2%	34.4%	24.9%	29.6%

The tax provision for the three and six months ended June 30, 2014 and 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate in 2014 to be between 24% and 28%, which is subject to management’s quarterly review and revision, if necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months and six months ended June 30, 2014, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

As of June 30, 2014, the Company had approximately $414.8 million in cash and cash equivalents, of which $159.0 million, or 38.3%, was held outside the U.S. Of the $159.0 million held by the Company’s foreign subsidiaries, approximately $34.6 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of June 30, 2014. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

(6) LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $4.0 million of outstanding letters of credit as of June 30, 2014 and December 31, 2013, and $0.2 million and $0.1 million in short-term borrowings as of June 30, 2014 and December 31, 2013, respectively.

Long-term borrowings are as follows (in thousands):

	June 30, 2014	December 31, 2013
Note payable to banks, due in monthly installments of $339.1 (includes principal and interest), variable-rate interest at 3.90% per annum, secured by property, balloon payment of $77,060 due October 2015	$78,404	$78,908
Note payable to banks, due in monthly installments of $531.4 (includes principal and interest), fixed-rate interest at 3.54% per annum, secured by property, balloon payment of $12,635 due December 2015	20,781	23,573
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 due June 2016	21,733	24,265
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed-rate interest at 5.24% per annum, maturity date of July 2019	1,631	1,770

Subtotal	122,549	128,516
Less current installments	12,218	12,028

Total long-term borrowings	$110,331	$116,488

(7) LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

In accordance with accounting principles generally accepted in the U.S., the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2014, nor is it possible to estimate what litigation-related costs will be in the future.

(8) STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2014, 289,480 shares of Class B common stock were converted into shares of Class A common stock. During the six months ended June 30, 2014, 299,776 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended June 30, 2013, no shares of Class B common stock were converted into shares of Class A common stock. During the six months ended June 30, 2013, 16,236 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to non-controlling interests (in thousands):

	Six Months Ended June 30,
	2014	2013
Non-controlling interests, beginning of period	$49,598	$43,120
Net earnings attributable to non-controlling interests	5,494	2,660
Foreign currency translation adjustment	25	(9)
Capital contribution by non-controlling interests	83	3,152
Capital distribution to non-controlling interests	(1,975)	(1,675)

Non-controlling interests, end of period	$53,225	$47,248

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales:
Domestic wholesale	$256,684	$189,648	$489,177	$382,209
International wholesale	151,051	98,094	330,134	239,860
Retail	171,881	133,434	300,759	244,633
E-commerce	7,435	7,071	13,499	13,166

Total	$587,051	$428,247	$1,133,569	$879,868

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross profit:
Domestic wholesale	$94,186	$69,016	$178,741	$135,833
International wholesale	64,792	41,343	141,081	100,142
Retail	106,817	81,384	183,578	145,620
E-commerce	3,580	3,151	6,378	6,031

Total	$269,375	$194,894	$509,778	$387,626

	June 30, 2014	December 31, 2013
Identifiable assets:
Domestic wholesale	$952,267	$865,071
International wholesale	401,527	374,738
Retail	197,307	168,532
E-commerce	234	229

Total	$1,551,335	$1,408,570

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Additions to property, plant and equipment:
Domestic wholesale	$2,950	$3,854	$4,956	$5,926
International wholesale	3,929	605	4,933	832
Retail	5,678	5,344	14,038	10,820

Total	$12,557	$9,803	$23,927	$17,578

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales (1):
United States	$402,009	$310,741	$746,663	$605,283
Canada	18,433	14,749	40,118	31,662
Other international (2)	166,609	102,757	346,788	242,923

Total	$587,051	$428,247	$1,133,569	$879,868

	June 30, 2014	December 31, 2013
Property, plant and equipment, net:
United States	$335,798	$337,727
Canada	5,336	5,079
Other international (2)	23,612	18,949

Total	$364,746	$361,755

(1)	The Company has subsidiaries in Canada, United Kingdom, Germany, France, Spain, Portugal, Italy, the Netherlands, Japan, Brazil and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, Thailand and India that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)	Other international consists of Switzerland, United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Malaysia, Singapore, Thailand, Vietnam, India and Japan.

(10) BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $190.9 million and $138.4 million before allowances for bad debts, sales returns and chargebacks at June 30, 2014 and December 31, 2013, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $148.6 million and $103.5 million before allowance for bad debts, sales returns and chargebacks at June 30, 2014 and December 31, 2013, respectively. The Company’s charges for bad debt and reserves for credit losses for the three months ended June 30, 2014 and 2013 were $1.1 million and $0.4 million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2014 and 2013 were $4.9 million and $1.0 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $454.5 million and $413.2 million at June 30, 2014 and December 31, 2013, respectively.

The Company’s net sales to its five largest customers accounted for approximately 16.2% and 19.3% of total net sales for the three months ended June 30, 2014 and 2013, respectively. The Company’s net sales to its five largest customers accounted for approximately 16.6% and 18.6% of total net sales for the six months ended June 30, 2014 and 2013, respectively. No customer accounted for more than 10% of our net sales during the three and six months ended June 30, 2014 and 2013. No customer accounted for more than 10% of net trade receivables at June 30, 2014 or December 31, 2013.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Manufacturer #1	35.8%	34.5%	36.3%	33.2%
Manufacturer #2	7.1%	7.4%	6.3%	7.9%
Manufacturer #3	6.0%	7.3%	5.7%	6.7%
Manufacturer #4	4.9%	6.6%	5.3%	5.9%
Manufacturer #5	3.9%	4.6%	4.3%	4.9%

	57.7%	60.4%	57.9%	58.6%

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

(11) RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg who is its President and David Weinberg who is its Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. There were no contributions made to the Foundation during the three and six months ended June 30, 2014. The Company contributed $0.3 million and $0.5 million to the Foundation for the Foundation to use for various charitable causes during the three and six months ended June 30, 2013.

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

FINANCIAL OVERVIEW

Our net sales for the three months ended June 30, 2014 were $587.1 million, an increase of $158.9 million, or 37.1%, as compared to net sales of $428.2 million for the three months ended June 30, 2013, which was attributable to increased sales across several key divisions including Women’s Sport, Women’s GO, Women’s Active, Women’s USA, and Kids divisions. Our net sales increased $253.7 million for the first six months of 2014 to $1.134 billion from $879.9 million, compared to the same period in 2013, which was attributable to increased sales across these same key divisions. Gross margins increased to 45.0% for the six months ended June 30, 2014 from 44.1% for the same period in the prior year, which was attributable to increased margins from sales of newer products in our domestic retail stores and our international subsidiaries as compared to the same period in the prior year. Net earnings attributable to Skechers U.S.A., Inc., for the three months ended June 30, 2014 were $34.8 million, or $0.68 per diluted share. Operating margins increased to 9.2% for the three months ended June 30, 2014 from 4.0% for the same period in 2013. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. The largest portion of our net sales is generated from the domestic wholesale segment.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended June 30,
	2014	2013
Percentage of revenues by segment:
Domestic wholesale	43.7%	44.3%
International wholesale	25.7%	22.9%
Retail	29.3%	31.2%
E-commerce	1.3%	1.6%

Total	100.0%	100.0%

As of June 30, 2014, we owned and operated 413 stores, which includes 340 domestic retail stores and 73 international retail stores. We believe we have established our presence in what we believe to be most of the major domestic retail markets. During the first six months of 2014, we opened one domestic concept store, six domestic outlet stores, 15 domestic warehouse stores, three international concept stores and one international outlet store. In addition, we closed three domestic concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2014, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 40 to 50 stores, and (v) completing the upgrade of our European Distribution Center equipment to increase our capacity and efficiency and to better leverage our growth in the region.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net sales	$587,051	100.0%	$428,247	100.0%	$1,133,569	100.0%	$879,868	100.0%
Cost of sales	317,676	54.1	233,353	54.5	623,791	55.0	492,242	55.9

Gross profit	269,375	45.9	194,894	45.5	509,778	45.0	387,626	44.1
Royalty income	1,836	0.3	1,424	0.3	4,858	0.4	3,194	0.3

	271,211	46.2	196,318	45.8	514,636	45.4	390,820	44.4

Operating expenses:
Selling	53,839	9.2	42,088	9.8	90,581	8.0	79,784	9.1
General and administrative	163,616	27.8	137,066	32.0	322,139	28.4	278,534	31.6

	217,455	37.0	179,154	41.8	412,720	36.4	358,318	40.7

Earnings from operations	53,756	9.2	17,164	4.0	101,916	9.0	32,502	3.7
Interest income	197	0.0	137	0.0	300	0.0	208	0.0
Interest expense	(3,656)	(0.6)	(3,128)	(0.7)	(6,352)	(0.6)	(5,747)	(0.6)
Other, net	148	0.0	(695)	(0.1)	(934)	0.0	(3,619)	(0.4)

Earnings before income tax expense	50,445	8.6	13,478	3.2	94,930	8.4	23,344	2.7
Income tax expense	12,232	2.1	4,632	1.1	23,669	2.1	6,910	0.8

Net earnings	38,213	6.5	8,846	2.1	71,261	6.3	16,434	1.9
Less: Net earnings attributable to non-controlling interests	3,411	0.6	1,752	0.4	5,494	0.5	2,660	0.3

Net earnings attributable to Skechers U.S.A., Inc.	$34,802	5.9%	$7,094	1.7%	$65,767	5.8%	$13,774	1.6%

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Net sales

Net sales for the three months ended June 30, 2014 were $587.1 million, an increase of $158.9 million, or 37.1%, as compared to net sales of $428.2 million for the three months ended June 30, 2013. The increase in net sales was primarily attributable to increased sales in our domestic and international wholesale segments; however, we saw improvements in all business segments resulting from the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $67.1 million, or 35.4%, to $256.7 million for the three months ended June 30, 2014 from $189.6 million for the three months ended June 30, 2013. The increase in our domestic wholesale segment was attributable to strong sales and significant growth in several key divisions including Women’s Sport, Women’s GO, Women’s Active, Women’s USA, and Kids divisions. The average selling price per pair within the domestic wholesale segment increased to $21.54 per pair for the three months ended June 30, 2014 from $20.71 per pair for the same period last year attributable to variation in product mix with sales of more product with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on a 30.1% unit sales volume increase to 11.9 million pairs for the three months ended June 30, 2014 from 9.2 million pairs for the same period in 2013.

Our international wholesale segment sales increased $53.0 million, or 54%, to $151.1 million for the three months ended June 30, 2014 compared to sales of $98.1 million for the three months ended June 30, 2013. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $31.3 million, or 42.7%, to $104.5 million for the three months ended June 30, 2014 compared to net sales of $73.2 million for the three months ended June 30, 2013. The largest sales increases during the quarter came from our subsidiaries in the United Kingdom, Germany and Japan, and our joint venture in China, primarily due to increased sales in our Women’s GO, Women’s Sport and Men’s Sport divisions. Our distributor sales increased $21.7 million to $46.6 million for the three months ended June 30, 2014, an 87.3% increase from sales of $24.9 million for the three months ended June 30, 2013. The largest sales increases during the quarter came from sales to United Arab Emirates (“UAE”), South Korea, Russia, Australia and New Zealand, primarily due to increased sales in our Men’s GO, Women’s GO, Women’s Active, and Women’s Sport divisions.

Our retail segment sales increased $38.5 million to $171.9 million for the three months ended June 30, 2014, a 28.8% increase over sales of $133.4 million for the three months ended June 30, 2013. The increase in retail sales was primarily attributable to increased comparable sales of 13.9% attributable to increased sales of our Men’s Sport, Women’s GO, Women’s Active, and Women’s Sport divisions and a net increase of 40 domestic and 18 international stores compared to the same period in 2013. For the three months ended June 30, 2014, our domestic retail sales increased 20.9% compared to the same period in 2013, which was primarily attributable to positive comparable domestic store sales of 12.1%, and our international retail store sales increased 75.1% compared to the same period in 2013, which was primarily attributable to positive comparable international store sales of 24.6%. During the three months ended June 30, 2014, we opened one new domestic concept store, two domestic outlet stores, 10 domestic warehouse stores, two international concept stores and one international outlet store, and we closed two domestic concept stores.

Our e-commerce sales increased $0.3 million, or 5.1%, to $7.4 million for the three months ended June 30, 2014 compared to $7.1 million for the three months ended June 30, 2013, which was primarily attributable to the newer products offered on our websites. Our e-commerce sales made up approximately 1.3% and 1.7% of our consolidated net sales for each of the three-month periods ended June 30, 2014 and 2013, respectively.

Gross profit

Gross profit for the three months ended June 30, 2014 increased $74.5 million to $269.4 million as compared to $194.9 million for the three months ended June 30, 2013. Gross profit as a percentage of net sales, or gross margin, increased to 45.9% for the three months ended June 30, 2014 from 45.5% for the same period in the prior year. Our domestic wholesale segment gross profit increased $25.2 million to $94.2 million for the three months ended June 30, 2014 compared to $69.0 million for the three months ended June 30, 2013. Domestic wholesale margins increased to 36.7% in the three months ended June 30, 2014 from 36.4% for the same period in the prior year. The increase in domestic wholesale margins was attributable to increased sales of our Women’s Sport, Women’s GO and Women’s Active footwear, which had higher average selling prices and margins as compared to the same period in the prior year.

Gross profit for our international wholesale segment increased $23.5 million, or 56.7%, to $64.8 million for the three months ended June 30, 2014 compared to $41.3 million for the three months ended June 30, 2013. Gross margins were 42.9% for the three months ended June 30, 2014 compared to 42.2% for the three months ended June 30, 2013. The increase in gross margins for the international wholesale segment was primarily attributable to a higher proportion of sales from our subsidiaries, which achieve higher gross margins than our international wholesale sales through our distributors. Gross margins for our direct subsidiary sales increased to 50.4% for the three months ended June 30, 2014 as compared to 47.9% for the three months ended June 30, 2013, which was primarily attributable to increased sales of newer products in the United Kingdom, Germany and Japan, and through our joint venture in China, as compared to the same period in the prior year. Gross margins for our distributor sales were 26.1% for the three months ended June 30, 2014 as compared to 25.1% for the three months ended June 30, 2013, which was primarily due to increased sales of newer products in the UAE, South Korea, Russia, Australia and New Zealand.

Gross profit for our retail segment increased $25.4 million, or 31.3%, to $106.8 million for the three months ended June 30, 2014 as compared to $81.4 million for the three months ended June 30, 2013. Gross margins for all company-owned domestic and international stores were 62.2% for the three months ended June 30, 2014 as compared to 61.0% for the three months ended June 30, 2013. Gross margins for our domestic stores were 63.3% for the three months ended June 30, 2014 as compared to 61.7% for the three months ended June 30, 2013. Gross margins for our international stores were 57.4% for the three months ended June 30, 2014 as compared to 57.1% for the three months ended June 30, 2013. The increase in retail gross margins was primarily attributable to increased sales of our newer products with higher contribution margins, especially in our Women’s Sport, Women’s Active, Women’s GO, and Men’s Sport divisions.

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

Selling expenses

Selling expenses increased by $11.7 million, or 27.9%, to $53.8 million for the three months ended June 30, 2014 from $42.1 million for the three months ended June 30, 2013. As a percentage of net sales, selling expenses were 9.2% and 9.8% for the three months ended June 30, 2014 and 2013, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $11.5 million for the three months ended June 30, 2014 due to a shifting of expenses related to the Easter season occurring in April of this year.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $26.5 million, or 19.4%, to $163.6 million for the three months ended June 30, 2014 from $137.1 million for the three months ended June 30, 2013. As a percentage of sales, general and administrative expenses were 27.9% and 32.0% for the three months ended June 30, 2014 and 2013, respectively. The $26.5 million increase in general and administrative expenses was primarily attributable to $11.4 million related to supporting our international operations due to increased sales volumes and $7.5 million of operating expenses attributable to opening an additional 58 stores compared to the same period in 2013. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $30.5 million and $28.2 million for the three months ended June 30, 2014 and 2013, respectively.

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

Interest income

Interest income was $0.2 million and $0.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

Interest expense

Interest expense increased $0.6 million to $3.7 million for the three months ended June 30, 2014 compared to $3.1 million for the same period in 2013. The increase was primarily attributable to increased interest paid to our foreign manufacturers. Interest expense was also incurred on amounts owed on loans for our domestic distribution center and domestic warehouse equipment.

Other, net

Other income increased $0.8 million to $0.1 million for the three months ended June 30, 2014 as compared to other expense of $0.7 million for the same period in 2013. The increase in other income was primarily attributable to foreign currency exchange gain of $0.2 million for the three months ended June 30, 2014, as compared to a foreign currency exchange loss of $0.5 million for the three months ended June 30, 2013, respectively. This increase foreign currency exchange gain was primarily attributable to higher short-term intercompany investments balances in our foreign subsidiaries and a weaker U.S. dollar.

Income taxes

Income tax expense and the effective tax rate for the three months ended June 30, 2014 and 2013 were as follows (in thousands, except the effective tax rate):

	Three Months Ended June 30,
	2014	2013
Income tax expense	$12,232	$4,632
Effective tax rate	24.2%	34.4%

The tax provision for the three months ended June 30, 2014 and 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2014 to be between 24% and 28%, which is subject to management’s quarterly review and revision, if necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended June 30, 2014, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

As of June 30, 2014, we had approximately $414.8 million in cash and cash equivalents, of which $159.0 million, or 38.3%, was held outside the U.S. Of the $159.0 million held by our foreign subsidiaries, approximately $34.6 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of June 30, 2014. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended June 30, 2014 increased $1.6 million to $3.4 million as compared to $1.8 million for the same period in 2013 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Net sales

Net sales for the six months ended June 30, 2014 were $1.134 billion, an increase of $253.7 million, or 28.8%, as compared to net sales of $879.9 million for the six months ended June 30, 2013. The increase in net sales was primarily attributable to increased sales in our domestic and international wholesale segments; however, we saw improvements in all business segments resulting from the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $107.0 million, or 28.0%, to $489.2 million for the six months ended June 30, 2014 from $382.2 million for the six months ended June 30, 2013. The largest increases in our domestic wholesale segment were in our Women’s GO, Women’s Active, Women’s Sport, Women’s USA, Men’s Sport and Kids divisions. The average selling price per pair within the domestic wholesale segment increased to $21.55 per pair for the six months ended June 30, 2014 from $20.62 per pair for the same period last year attributable to a variation in product mix with sales of more product with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on a 22.5% unit sales volume increase to 22.7 million pairs for the six months ended June 30, 2014 from 18.5 million pairs for the same period in 2013.

Our international wholesale segment sales increased $90.2 million, or 37.6%, to $330.1 million for the six months ended June 30, 2014 compared to sales of $239.9 million for the six months ended June 30, 2013. Direct subsidiary sales increased $61.3 million, or 33.7%, to $243.2 million for the six months ended June 30, 2014 compared to net sales of $181.9 million for the six months ended June 30, 2013. The largest sales increases during the period came from our subsidiaries in Germany, Japan and the United Kingdom, as well as our joint venture in China, which can be attributed to sales of our Women’s GO, Women’s Active, Women’s Sport and Men’s Sport divisions. Our distributor sales increased $28.9 million to $86.9 million for the six months ended June 30, 2014, a 50.0% increase from sales of $58.0 million for the six months ended June 30, 2013. This was primarily attributable increased sales to our distributors in the UAE, South Korea, Australia, and New Zealand.

Our retail segment sales increased $56.2 million to $300.8 million for the six months ended June 30, 2014, a 22.9% increase over sales of $244.6 million for the six months ended June 30, 2013. The increase in retail sales was primarily attributable to increased comparable sales of 11.1% attributable to increased sales of our Men’s Sport, Women’s GO, Women’s Active, and Women’s Sport divisions and a net increase of 40 domestic and 18 international stores compared to the same period in 2013. For the six months ended June 30, 2014, our domestic retail sales increased 16.2% compared to the same period in 2013, which was primarily attributable to positive comparable domestic store sales of 10.2%, and our international retail store sales increased 63.5%, which was primarily attributable to positive comparable international store sales of 16.4%. During the six months ended June 30, 2014, we opened one domestic concept store, six domestic outlet stores, 15 domestic warehouse stores, three international concept stores and one international outlet store, and we closed three domestic concept stores.

Our e-commerce sales increased $0.3 million, or 2.5%, to $13.5 million for the six months ended June 30, 2014 as compared to $13.2 million for the six months ended June 30, 2013, which was primarily attributable to the newer products offered on our websites. Our e-commerce sales made up approximately 1.2% and 1.5% of our consolidated net sales for each of the six-month periods ended June 30, 2014 and 2013, respectively.

Gross profit

Gross profit for the six months ended June 30, 2014 increased $122.2 million to $509.8 million as compared to $387.6 million for the six months ended June 30, 2013. Gross profit as a percentage of net sales, or gross margin, increased to 45.0% for the six months ended June 30, 2014 from 44.1% for the same period in the prior year. Our domestic wholesale segment gross profit increased $42.9 million, or 31.6%, to $178.7 million for the six months ended June 30, 2014 compared to $135.8 million for the six months ended June 30, 2013, primarily attributable to increased sales of newer products. Domestic wholesale margins increased to 36.5% in the six months ended June 30, 2014 from 35.5% for the same period in the prior year. The increase in domestic wholesale margins was attributable to increased sales of our Women’s Sport, Women’s GO and Women’s Active footwear, which had higher selling prices and margins as compared to the same period in the prior year.

Gross profit for our international wholesale segment increased $41.0 million, or 40.9%, to $141.1 million for the six months ended June 30, 2014 compared to $100.1 million for the six months ended June 30, 2013. Gross margins were 42.7% for the six months ended June 30, 2014 compared to 41.8% for the six months ended June 30, 2013. The increase in gross margins for the international wholesale segment was primarily attributable to increased sales of newer product with higher selling prices. Gross margins for our direct subsidiary sales were 48.5% for the six months ended June 30, 2014 as compared to 47.0% for the six months ended June 30, 2013, which was primarily attributable to sales of newer product primarily in the United Kingdom, Germany and Japan, and through our joint venture in China, as compared to the same period in the prior year. Gross margins for our distributor sales were 26.6% for the six months ended June 30, 2014 as compared to 25.4% for the six months ended June 30, 2013, which was attributable to increased sales of newer products in the UAE, South Korea, Australia and New Zealand.

Gross profit for our retail segment increased $38.0 million, or 26.1%, to $183.6 million for the six months ended June 30, 2014 as compared to $145.6 million for the six months ended June 30, 2013. Gross margins for all company-owned domestic and international stores were 61.0% for the six months ended June 30, 2014 as compared to 59.5% for the six months ended June 30, 2013. Gross margins for our domestic stores were 62.3% for the six months ended June 30, 2014 as compared to 60.2% for the six months ended June 30, 2013. Gross margins for our international stores were 55.6% for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in retail gross margins was primarily attributable to increased sales of our newer products with higher contribution margins, especially in our Women’s Sport, Women’s Active, Women’s GO, and Men’s Sport divisions.

Selling expenses

Selling expenses increased by $10.8 million, or 13.5%, to $90.6 million for the six months ended June 30, 2014 from $79.8 million for the six months ended June 30, 2013. As a percentage of net sales, selling expenses were 8.0% and 9.1% for the six months ended June 30, 2014 and 2013, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $8.6 million and increased sales commissions of $1.9 million.

General and administrative expenses

General and administrative expenses increased by $43.6 million, or 15.7%, to $322.1 million for the six months ended June 30, 2014 from $278.5 million for the six months ended June 30, 2013. As a percentage of sales, general and administrative expenses were 28.4% and 31.6% for the six months ended June 30, 2014 and 2013, respectively. The $43.6 million increase in general and administrative expenses was primarily attributable to $17.7 million related to supporting our international operations due to increased sales volumes and $12.9 million of operating expenses attributable to opening an additional 58 stores compared to the same period in 2013. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, totaled $62.6 million and $63.7 million for the six months ended June 30, 2014 and 2013, respectively.

Interest income

Interest income was $0.3 million for the six months ended June 30, 2014 compared to $0.2 million for the same period in 2013. The increase in interest income was due to higher cash balances for the six months ended June 30, 2014 as compared to the same period in 2013.

Interest expense

Interest expense was $6.4 million for the six months ended June 30, 2014 compared to $5.7 million for the same period in 2013. The increase was primarily attributable increased interest paid to our foreign manufacturers. Interest expense was also incurred on amounts owed on loans for our domestic distribution center and domestic warehouse equipment.

Other, net

Other expense decreased $2.7 million to $0.9 million for the six months ended June 30, 2014 as compared to $3.6 million for the same period in 2013. The decrease in other expense was primarily attributable to a reduced foreign currency translation loss of $0.8 million as compared to a foreign currency translation loss of $3.5 million for the six months ended June 30, 2014 and 2013, respectively. This decreased foreign currency translation loss was primarily attributable to higher short-term intercompany investments balances in our foreign subsidiaries and a weaker U.S. dollar.

Income taxes

Income tax expense and the effective tax rate for the six months ended June 30, 2014 and 2013 were as follows (in thousands, except the effective tax rate):

	Six Months Ended June 30,
	2014	2013
Income tax expense	$23,669	$6,910
Effective tax rate	24.9%	29.6%

The tax provision for the six months ended June 30, 2014 and 2013 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2014 to be between 24% and 28%, which is subject to management’s quarterly review and revision, if necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the six months ended June 30, 2014, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the six months ended June 30, 2014 increased $2.8 million to $5.5 million as compared to $2.7 million for the same period in 2013 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at June 30, 2014 was $792.8 million, an increase of $88.3 million from working capital of $704.5 million at December 31, 2013. Our cash and cash equivalents at June 30, 2014 was $414.8 million compared to $372.0 million at December 31, 2013. The increase in cash and cash equivalents of $42.8 million was primarily the result of our net earnings of $71.3 million, depreciation of property, plant and equipment of $22.9 million, increased payables of $54.0 million and increased deferred tax liabilities of $20.2 million, which was partially offset by increased receivables of $95.2 million, increased prepaid expenses of $10.9 million and capital expenditures of $23.9 million. Our primary sources of operating cash flows are customer collections and retail sales collections. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, capital expenditures and debt service payments.

For the six months ended June 30, 2014, net cash provided by operating activities was $74.3 million as compared to $30.1 million for the six months ended June 30, 2013. The increase in net cash provided by operating activities in the six months ended June 30, 2014 as compared to the same period in the prior year was primarily the result of increased earnings and increased payables, which were offset by increased receivables.

Net cash used in investing activities was $23.9 million for the six months ended June 30, 2014 as compared to $17.6 million for the six months ended June 30, 2013. The increase in net cash used in investing activities for the six months ended June 30, 2014 as compared to the same period in the prior year was the result of higher capital expenditures of $23.9 million. Capital expenditures primarily consisted of $14.0 million for several new store openings and remodels, $4.0 million for equipment upgrade costs for our European Distribution Center, $2.0 million related to a property purchase for potential future corporate development and $1.6 million for equipment. This was compared to capital expenditures of $17.6 million for the six months ended June 30, 2013, which consisted of new store openings and remodels, development costs for our domestic distribution center, and warehouse equipment upgrades. Excluding the costs of upgrading our European Distribution Center, we expect our ongoing capital expenditures for the remainder of 2014 to be approximately $20 million to $25 million, which includes opening an additional 40 to 50 retail stores, along with store remodels. In addition, we are currently in the process of upgrading the equipment for our European Distribution Center and estimate the cost of this equipment upgrade to be approximately $15.8 million, of which $4.0 million has been incurred as of June 30, 2014. We expect to complete the upgrade by the end of 2014. Our current cash, operating cash flows, and available lines of credit should be adequate to fund these capital expenditures.

Net cash used by financing activities was $6.0 million during the six months ended June 30, 2014 compared to $4.0 million during the six months ended June 30, 2013. The increase in cash used by financing activities in the six months ended June 30, 2014 as compared to the same period in the prior year is primarily attributable to a decrease in contributions received from non-controlling interests.

Sources of Liquidity

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution facility in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to October 30, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the JV, (iii) repay a loan to the JV of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, and (v) pay $0.8 million in loan commitment fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We were in compliance with all debt covenant provisions related to the Loan Agreement as of the date of this quarterly report. We had $78.4 million outstanding under the Loan Agreement and the Modification, which is included in long-term borrowings on June 30, 2014. We paid commitment fees of $0.6 million on the Modification, which are being amortized to interest expense over the three-year life of the Modification.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest accrues at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest accrues at a fixed rate of 3.19% per annum. As of June 30, 2014 an aggregate of $42.5 million was outstanding under the Notes, which is included in long-term borrowings. We paid commitment fees of $0.8 million on this loan, which are being amortized to interest expense over the five-year life of the Notes.

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of banks, of which six currently remain as participants. On November 5, 2009, March 4, 2010, May 3, 2011, and September 30, 2013, we entered into four successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (0.50%, 0.75% or 1.00% for Base Rate loans and 1.50%, 1.75% or 2.00% for LIBOR loans). We pay a monthly unused line of credit fee of 0.25% or 0.375% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the six-year life of the facility. As of June 30, 2014, there is $0.2 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets.

As of June 30, 2014, outstanding short-term and long-term borrowings were $122.7 million, of which $42.5 million relates to notes payable for warehouse equipment for our new distribution center that are secured by the equipment and $80.0 million relates to our construction loans for our domestic distribution center. We were in compliance with all debt covenants under the Amended Credit Agreement, the Loan Agreement and the Modification, and the Loan Documents as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our secured line of credit, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through June 30, 2015 and for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, costs associated with upgrading the equipment in our European Distribution Center, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2014.

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings and growth in our international and retail segments have partially mitigated the effect of this seasonality.

We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Because of these and other factors including those referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2013 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2013 and the first six months of 2014, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. As of June 30, 2014 we have $0.2 million and $78.4 million of outstanding short-term and long-term borrowings, respectively subject to changes in interest rates; however, we do not expect any changes will have a material impact on our financial condition or results of operations. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. As of June 30, 2014, there was $0.2 million outstanding under this credit facility.

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

Assets and liabilities outside the United States are located in those countries where we have subsidiaries or joint ventures: the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam, India and Japan. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $1.1 million and loss of $4.6 million for the six months ended June 30, 2014 and 2013, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June  30, 2014 would have reduced the values of our net investments by approximately $9.1 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we disclosed in previous periodic SEC filings, the FTC and Attorneys General for 44 states and the District of Columbia (“SAGs”) had been reviewing the claims and advertising for Shape-ups and our other toning shoe products. We also disclosed that we had been named as a defendant in multiple consumer class actions challenging our claims and advertising for our toning shoe products, including Shape-ups. On May 16, 2012, we announced that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed—we made payments in the aggregate amount of $50 million to settle and finally resolve the domestic advertising class action lawsuits and related claims brought by the FTC and the SAGs. The FTC Stipulated Final Judgment was approved by the United States District Court for the Northern District of Ohio on July 12, 2012. Consent judgments in the 45 SAG actions were approved and entered by courts in those jurisdictions. On May 13, 2013, the United States District Court for the Western District of Kentucky entered an order finally approving the nationwide consumer class action settlement, and the time for any appeals from that final approval order has expired.

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

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc.—On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal. Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased Skechers Shape-ups footwear. Petitioner’s motion alleges that we have marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the Court’s authorization to institute a class action seeking damages (including damages for bodily injury), punitive damages, and injunctive relief. Petitioner’s motion was formally presented to the Court on June 29, 2012. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Angell action (as well as the Niras and Dedato actions described below) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently finalizing the terms of the settlement agreement. In June 2014, the Court approved the pre-approval notice and the motion for approval of the settlement is set for October 6, 2014. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Angell action or a reasonable range of potential losses or whether the outcome of the Angell action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Brenda Davies/Kourtney Smith v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc.—On September 5, 2012, Brenda Davies filed a Statement of Claim in the Court of Queen’s Bench in Edmonton, Alberta, on behalf of all residents of Canada who purchased Skechers Shape-ups footwear. The Statement of Claim alleges that Skechers marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages (including damages for bodily injury), restitution, punitive damages, and injunctive relief. On or about November 21, 2013, an Amended Statement of Claim was filed to substitute a new representative plaintiff, Kourtney Smith, in place of Ms. Davies and to allege substantially the same claims as in the original Statement of Claim with respect to all Skechers toning footwear sold to residents of Canada. On or about February 28, 2014, representative plaintiff Smith agreed to the terms and conditions of the settlement reached in the Angell, Niras, and Dedato class actions (described above and below), and agreed to discontinue the Davies/Smith action once the settlement in the Angell, Niras, and Dedato class actions is finally approved by the Court and affirmed on appeal in the event an appeal is taken. If the motion for approval of the class action settlement reached in the Angell, Niras, and Dedato actions is denied or approval is reversed on appeal, we cannot predict the outcome of the Davies/Smith action or a reasonable range of potential losses or whether the outcome of the Davies/Smith action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

George Niras v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc.—On September 21, 2012, George Niras filed a Statement of Claim in the Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Resistance Runner, Shape-ups Toners/Trainers, or Tone-ups. The Statement of Claim alleges that Skechers marketed these toning shoes through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The Statement seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Niras action (as well as the Angell action described above and the Dedato action described below) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently finalizing the terms of the settlement agreement. It is anticipated that the agreement will provide for the voluntary discontinuance (dismissal) of the Niras action upon approval of the settlement by the Québec Superior Court. In June 2014, the Court approved the pre-approval notice and the motion for approval of the settlement is set for October 6, 2014. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Niras action or a reasonable range of potential losses or whether the outcome of the Niras action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Frank Dedato v. Skechers U.S.A., Inc. and Skechers U.S.A. Canada, Inc.—On or about November 5, 2012, Frank Dedato filed a Statement of Claim in Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Tone-ups or Resistance Runner footwear. The Statement of Claim alleges that Skechers has allegedly made misleading statements about its footwear products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages, restitution, punitive damages, and injunctive relief. Skechers has not yet responded to the Statement of Claim. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Dedato action (as well as the Angell and Niras actions described above) through authorization by the Québec Superior Court of a nationwide settlement class. The parties are currently finalizing the terms of the settlement agreement. It is anticipated that the agreement will provide for the voluntary discontinuance (dismissal) of the Dedato action upon approval of the settlement by the Québec Superior Court. In June 2014, the Court approved the pre-approval notice and the motion for approval of the settlement is set for October 6, 2014. If the motion for approval of the class action settlement is denied or approval is reversed on appeal, we cannot predict the outcome of the Dedato action or a reasonable range of potential losses or whether the outcome of the Dedato action would have a material adverse impact on our results of operations or financial position in excess of the settlement.

Roneshia Sayles v. Skechers U.S.A., Inc.—On October 2, 2012, Roneshia Sayles filed a class action lawsuit against our company in the Superior Court of the State of California for the County of Los Angeles, Case No. BC473067. The complaint involves a wage and hour claim, alleging violations of the California Labor Code, including unpaid time for certain breaks and when retail employees’ bags are checked upon leaving the store at the ends of their shifts. The complaint seeks actual, consequential and incidental losses and damages; general and special damages; civil, statutory and waiting time penalties; restitution of unpaid wages; injunctive relief; attorneys’ fees and costs; pre-judgment interest on unpaid compensation. In January 2014, the parties entered into a Stipulation and Settlement of Class Action Claims (the “Settlement”). The Settlement still has to be approved by the Court. The Settlement obtained preliminary approval by the Court on May 8, 2014 and is still awaiting final approval by the Court. In the event that the Settlement does not obtain final approval by the Court, it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Personal Injury Lawsuits Involving Shape-ups—As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 835 currently pending cases (some on behalf of multiple plaintiffs) that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs. On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR, that currently encompasses 774 personal injury cases that were initiated as individual lawsuits in the MDL or in various federal courts and 1,393 claims submitted by plaintiff fact sheets or court-approved questionnaires for mediation purposes. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group are also named defendants in 57 pending personal injury actions filed in the Superior Court of California in Los Angeles (“LASC”) that have been brought on behalf of 721 individual plaintiffs (many of whom have also submitted court-approved questionnaires for mediation purposes in the MDL proceeding). Additionally, there currently are 3 personal injury actions pending in various state courts. Another case, originally filed in state court, has been removed to federal court and its transfer to the MDL is pending.

Since 2011, a total of 848 personal injury cases have been filed in or transferred to the MDL proceeding. Additionally, 1,811 unfiled claims have been submitted by plaintiff fact sheets or court-approved questionnaires for mediation purposes in the MDL proceeding. The Company has resolved 395 personal injury claims in the MDL proceedings, 60 that were filed as formal actions and 336 that were submitted by plaintiff fact sheets. Skechers has also settled 52 claims in principle—8 filed cases and 46 claims submitted by plaintiff fact sheets—and anticipates that those settlements will finalized in the near term. Six cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 36 unfiled claims submitted by plaintiff fact sheet have been abandoned.

In the coordinated LASC proceedings, a total of 61 personal injury actions have been filed on behalf of 771 individual plaintiffs. Four actions, brought on behalf of a total of 6 plaintiffs, have been dismissed. The claims of 15 additional plaintiffs have been settled and dismissed. Settlements with 3 other plaintiffs have been reached in principle, and Skechers anticipates their claims will be dismissed in the near term. The claims of 26 additional plaintiffs have been dismissed in whole, and the claims of 16 persons have been dismissed in part, either voluntarily or on motions by Skechers.

In other state courts, a total 17 personal injury actions have been filed that were not removed to federal court and transferred to the MDL or coordinated in the LASC proceedings. Thirteen of those actions have been resolved and dismissed.

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

Gloria Basaraba v. Robert Greenberg, et al.—On July 15, 2013, plaintiff Gloria Basaraba moved to file under seal a shareholder derivative complaint against Skechers, nine individual members of its Board of Directors and a former employee in the United States District Court for the Central District of California, Case No. CV13-5061. The complaint included allegations of breach of fiduciary duties, gross mismanagement, waste of corporate assets and unjust enrichment based on the development of Skechers’ toning footwear products, advertising and marketing activities relating thereto, and subsequent litigation involving those issues. The complaint sought compensatory damages, a court order directing Skechers to reform and improve their corporate governance and internal procedures, and attorneys’ fees, costs and expenses. On August 26, 2013, the Court denied plaintiff’s motion to seal and ordered that she file an operative complaint. On September 5, 2013, plaintiff filed the operative complaint against the same defendants, except for the former employee. The operative complaint seeks to recover under the same causes of action as in the prior complaint on the basis of many of the same allegations. On November 12, 2013 and November 15, 2013, the individual defendants and Skechers respectively moved to dismiss the complaint. The motions to dismiss were subsequently taken off calendar in light of the parties’ settlement discussions. Discovery has not yet commenced. The parties have now reached a settlement in principle, which still requires preliminary and final approval from the Court. The motion for preliminary approval is currently set for August 11, 2014. If the Settlement does not obtain preliminary and/or final approval, litigation may continue. At this time, it is too early to predict the outcome of litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, Skechers believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

As a result of KPMG’s resignation, we have suffered a number of difficulties in respect of our SEC filings and other matters, and we have incurred significant costs in the form of legal and similar professional fees, in addition to the substantial diversion of the time and attention of our officers, directors and members of our accounting and legal departments.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the six months ended June 30, 2014 and 2013, our net sales to our five largest customers accounted for approximately 16.6% and 18.6% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2014 or 2013. No customer accounted for more than 10% of outstanding accounts receivable balance at June 30, 2014 or December 31, 2013. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2014 and 2013, the top five manufacturers of our manufactured products produced approximately 57.9% and 58.6% of our total purchases, respectively. One manufacturer accounted for 36.3% of total purchases for the six months ended June 30, 2014, and the same manufacturer accounted for 33.2% of total purchases for the same period in 2013. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

The Success Of Our Business Depends On The Proper Operation, Development And Expansion Of Our Domestic And European Distribution Centers.

We distribute our products to our customers and retail stores primarily through our two distribution centers located in Rancho Belago, California and Liege, Belgium, and to a lesser extent, directly from our manufacturers. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of our distribution centers, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution centers). We are currently in the process of upgrading the equipment at our distribution center in Belgium for the purposes of expansion and automation, which entails risks that could cause delays, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, and fires or other casualty losses. Any such delays could cause the actual completion date of this project to differ significantly from the expected completion date, which could disrupt the timely distribution of our products in Europe. Our distribution centers could also be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution centers could have a material adverse effect on our business, results of operations and financial condition.

One Principal Stockholder Is Able To Control Substantially All Matters Requiring Approval By Our Stockholders And Another Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of June 30, 2014, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 40.8% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.4% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 45.5% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2014, Mr. Greenberg beneficially owned 29.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family,

Mr. Greenberg and his immediate family beneficially owned 41.4% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 32.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg and Mr. Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Mr. Greenberg’s and/or Mr. Schwartzberg’s interests may differ from the interests of the other stockholders. Each of them has an ability to significantly influence or substantially control actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: August 8, 2014	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer