Form 10-Q
period 2015-03-31
SKECHERS USA INC
filed 2015-05-08
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2015: 42,114,398.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2015: 9,914,396.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$396,710	$466,685
Trade accounts receivable, less allowances of $23,763 in 2015 and $21,007 in 2014	442,688	272,103
Other receivables	13,440	16,510

Total receivables	456,128	288,613
Inventories	392,192	453,837
Prepaid expenses and other current assets	51,401	57,015
Deferred tax assets	18,864	18,864

Total current assets	1,315,295	1,285,014
Property, plant and equipment, net	375,586	373,183
Other assets	22,702	16,721

Total non-current assets	398,288	389,904

TOTAL ASSETS	$1,713,583	$1,674,918

LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$99,762	$101,407
Short-term borrowings	87	1,810
Accounts payable	321,034	352,815
Accrued expenses	61,467	49,705

Total current liabilities	482,350	505,737
Long-term borrowings, excluding current installments	13,660	15,081
Other long-term liabilities	21,040	19,993

Total non-current liabilities	34,700	35,074

Total liabilities	517,050	540,811
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 40,673 and 40,287 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	41	40
Class B Common Stock, $.001 par value; 60,000 shares authorized; 10,214 and 10,470 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	362,174	355,636
Accumulated other comprehensive loss	(20,465)	(16,077)
Retained earnings	791,720	735,640

Skechers U.S.A., Inc. equity	1,133,480	1,075,249
Noncontrolling interests	63,053	58,858

Total equity	1,196,533	1,134,107

TOTAL LIABILITIES AND EQUITY	$1,713,583	$1,674,918

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three-Months Ended March 31,
	2015	2014
Net sales	$767,997	$546,518
Cost of sales	435,457	306,115

Gross profit	332,540	240,403
Royalty income	1,882	3,022

	334,422	243,425

Operating expenses:
Selling	49,092	36,742
General and administrative	197,141	158,523

	246,233	195,265

Earnings from operations	88,189	48,160

Other income (expense):
Interest income	186	103
Interest expense	(2,836)	(2,696)
Other, net	(4,761)	(1,082)

Total other expense	(7,411)	(3,675)

Earnings before income tax expense	80,778	44,485
Income tax expense	19,120	11,437

Net earnings	61,658	33,048
Less: Net earnings attributable to noncontrolling interests	5,578	2,083

Net earnings attributable to Skechers U.S.A., Inc.	$56,080	$30,965

Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$1.10	$0.61

Diluted	$1.10	$0.61

Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	50,804	50,558

Diluted	51,143	50,844

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three-Months Ended March 31,
	2015	2014
Net earnings	$61,658	$33,048
Other comprehensive gain (loss), net of tax:
(Loss) gain on foreign currency translation adjustment	(4,621)	302

Comprehensive income	57,037	33,350
Less: Comprehensive income attributable to noncontrolling interests	5,345	2,003

Comprehensive income attributable to Skechers U.S.A., Inc.	$51,692	$31,347

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three-Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$61,658	$33,048
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation of property, plant and equipment	13,298	11,288
Amortization of deferred financing costs	300	300
Amortization of intangible assets	9	234
Provision for bad debts, returns and allowances	4,057	5,103
Tax benefit from share-based compensation	—	8
Non-cash share-based compensation	4,400	1,321
Loss on disposal of property, plant and equipment	14	128
Deferred income taxes	209	8,458
(Increase) decrease in assets:
Receivables	(175,488)	(89,383)
Inventories	59,228	45,518
Prepaid expenses and other current assets	4,959	(1,381)
Other assets	(6,050)	(273)
Increase (decrease) in liabilities:
Accounts payable	(30,276)	(43,174)
Accrued expenses	15,258	2,225

Net cash used in operating activities	(48,424)	(26,580)

Cash flows from investing activities:
Capital expenditures	(14,623)	(11,369)
Purchases of investments	(801)	—
Sales of investments	104	—

Net cash used in investing activities	(15,320)	(11,369)

Cash flows from financing activities:
Payments on long-term debt	(3,066)	(2,972)
Payments on short-term borrowings	(1,753)	(1)
Excess tax benefits from share-based compensation	2,138	—
Distributions to noncontrolling interests	(1,150)	(1,325)

Net cash used in financing activities	(3,831)	(4,298)

Net decrease in cash and cash equivalents	(67,575)	(42,247)
Effect of exchange rates on cash and cash equivalents	(2,400)	(316)
Cash and cash equivalents at beginning of the period	466,685	372,011

Cash and cash equivalents at end of the period	$396,710	$329,448

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,387	$2,491
Income taxes	13,459	2,419

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

(1)	GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and approximates fair value because of the relatively short maturity of such instruments.

The carrying amount of the Company’s long-term borrowings are considered Level 2 liabilities that approximates fair value based upon current rates and terms available to the Company for similar debt.

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

Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Wholesale sales, which include amounts billed for shipping and handling costs, are recognized net of allowances for estimated returns, sales allowances, discounts, and chargebacks. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are recorded when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as cost of sales. The Company recognizes revenue from retail and e-commerce sales at the point of sale. Sales and value added taxes collected from retail customers are excluded from reported revenues.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2017, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements – Going Concern.” This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The Company will begin evaluating going concern disclosures based on this guidance upon adoption. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016 and should applied on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities. This standard will not have a material impact on the Company’s consolidated financial statements.

(2)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $3.9 million and $3.4 million of outstanding letters of credit as of March 31, 2015 and December 31, 2014, respectively, and approximately $0.1 million and $1.8 million in short-term borrowings as of March 31, 2015 and December 31, 2014, respectively.

Long-term borrowings at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	2015	2014
Note payable to banks, due in monthly installments of $346.6 (includes principal and interest), variable-rate interest at 3.93% per annum, secured by property, balloon payment of $77,060 due October 2015	$77,648	$77,900
Note payable to banks, due in monthly installments of $531.4 (includes principal and interest), fixed-rate interest at 3.54% per annum, secured by property, balloon payment of $12,635 due December 2015	16,500	17,940
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 due June 2016	17,857	19,159
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed-rate interest at 5.24% per annum, maturity date of July 2019	1,417	1,489

Subtotal	113,422	116,488
Less current installments	99,762	101,407

Total long-term borrowings	$13,660	$15,081

(3)	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2015, 255,522 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2014, 10,296 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2015	2014
Noncontrolling interest, beginning of period	$58,858	$49,598
Net earnings attributable to noncontrolling interest	5,578	2,083
Foreign currency translation adjustment	(233)	(80)
Capital distribution to noncontrolling interests	(1,150)	(1,325)

Noncontrolling interest, end of period	$63,053	$50,276

(4)	NONCONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”)s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2015 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

	March 31, 2015	December 31, 2014
HF Logistics-SKX, LLC
Current assets	$8,052	$6,812
Noncurrent assets	117,523	118,837

Total assets	$125,575	$125,649

Current liabilities	$79,198	$78,668
Noncurrent liabilities	1,118	1,194

Total liabilities	$80,316	$79,862

Distribution joint ventures (1)
Current assets	$111,638	$94,819
Noncurrent assets	11,843	10,322

Total assets	$123,481	$105,141

Current liabilities	$45,619	$38,470
Noncurrent liabilities	64	66

Total liabilities	$45,683	$38,536

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers South Asia Private Limited, and Skechers Retail India Private Limited.

Net earnings attributable to noncontrolling interests was $5.6 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively, which represents the share of net earnings that is attributable to the Company’s joint venture partners. HF Logistics-SKX, LLC made cash capital distributions of $1.2 million and $1.0 million during the three months ended March 31, 2015 and 2014, respectively. Skechers China Limited made capital distributions of $0.3 million during the three months ended March 31, 2014.

(5)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Basic earnings per share	2015	2014
Net earnings attributable to Skechers U.S.A., Inc.	$56,080	$30,965
Weighted average common shares outstanding	50,804	50,558
Basic earnings per share attributable to Skechers U.S.A., Inc.	$1.10	$0.61

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Diluted earnings per share	2015	2014
Net earnings attributable to Skechers U.S.A., Inc.	$56,080	$30,965
Weighted average common shares outstanding	50,804	50,558
Dilutive effect of stock options	339	286

Weighted average common shares outstanding	51,143	50,844

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$1.10	$0.61

(6)	STOCK COMPENSATION

For share-based awards the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $4.4 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

A summary of the status and changes of our nonvested shares related to the Company’s Equity Incentive Plans as of and for the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	1,263,833	$43.38
Granted	7,500	68.01
Vested	(130,000)	27.54
Cancelled	0	—

Nonvested at March 31, 2015	1,141,333	45.35

(7)	INCOME TAXES

Income tax expense and the effective tax rate for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2015	2014
Income tax expense	$19,120	$11,437
Effective tax rate	23.7%	25.7%

The tax provision for the three months ended March 31, 2015 and 2014 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate in 2015 to be between 21% and 25%, which is subject to management’s quarterly review and revision, if necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended March 31, 2015, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

As of March 31, 2015, the Company had approximately $396.7 million in cash and cash equivalents, of which $171.2 million, or 43.2%, was held outside the U.S. Of the $171.2 million held by the Company’s foreign subsidiaries, approximately $51.1 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of March 31, 2015. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

(8)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subject the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $236.1 million and $166.9 million before allowances for bad debts, sales returns and chargebacks at March 31, 2015 and December 31, 2014, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $230.3 million and $126.2 million before allowance for bad debts, sales returns and chargebacks at March 31, 2015 and December 31, 2014, respectively. The Company’s charges for bad debt and reserves for credit losses for the three months ended March 31, 2015 and 2014 were approximately $4.1 million and $5.1 million, respectively. The Company’s credit losses attributable to write-offs for the three months ended March 31, 2015 and 2014 were $1.1 million and $3.8 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net total assets held outside the United States were $600.5 million and $548.9 million at March 31, 2015 and December 31, 2014, respectively.

The Company’s net sales to its five largest customers accounted for approximately 17.1% and 17.1% of total net sales for the three months ended March 31, 2015 and 2014, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2015 and 2014. No customer accounted for more than 10% of net trade receivables at March 31, 2015 or December 31, 2014.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Manufacturer #1	34.4%	36.8%
Manufacturer #2	8.4%	5.8%
Manufacturer #3	6.9%	5.4%
Manufacturer #4	4.5%	5.3%
Manufacturer #5	4.1%	5.0%

	58.3%	58.3%

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

The Company has four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, and e-commerce sales. Management evaluates segment performance based primarily on net sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross profit, identifiable assets and additions to property and equipment for the domestic wholesale, international wholesale, retail, and the e-commerce segments on a combined basis were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales
Domestic wholesale	$321,328	$232,492
International wholesale	285,571	179,083
Retail	154,557	128,878
E-commerce	6,541	6,065

Total	$767,997	$546,518

	Three Months Ended March 31,
	2015	2014
Gross profit
Domestic wholesale	$125,730	$84,554
International wholesale	113,377	76,290
Retail	90,270	76,761
E-commerce	3,163	2,798

Total	$332,540	$240,403

	March 31, 2015	December 31, 2014
Identifiable assets
Domestic wholesale	$964,314	$979,582
International wholesale	544,859	510,063
Retail	204,082	185,041
E-commerce	328	232

Total	$1,713,583	$1,674,918

	Three Months Ended March 31,
	2015	2014
Additions to property, plant and equipment
Domestic wholesale	$5,688	$2,006
International wholesale	3,555	1,004
Retail	5,380	8,359

Total	$14,623	$11,369

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales (1)
United States	$453,164	$344,654
Canada	23,242	21,684
Other international (2)	291,591	180,180

Total	$767,997	$546,518

	March 31, 2015	December 31, 2014
Property, plant and equipment
United States	$332,512	$332,383
Canada	7,256	7,203
Other international (2)	35,818	33,597

Total	$375,586	$373,183

(1)	The Company has subsidiaries in Canada, the United Kingdom, Germany, France, Spain, Portugal, Italy, the Netherlands, Japan, Brazil, Hungary and Chile that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, Malaysia, Singapore, Thailand and India that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.
(2)	Other international includes Switzerland, the United Kingdom, Germany, Austria, France, Spain, Portugal, Italy, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Malaysia, Singapore, Thailand, Vietnam, India, Hungary and Japan.

(10)	LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

In accordance with accounting principles generally accepted in the U.S., the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of March 31, 2015, nor is it possible to estimate what litigation-related costs will be in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2014.

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

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•	international economic, political and market conditions including the uncertainty of sustained recovery in our European markets;

•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;

•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;

•	our ability to sustain, manage and forecast our costs and proper inventory levels;

•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;

•	our ability to continue to manufacture and ship our products that are sourced in China, which could be adversely affected by various economic, political or trade conditions, or a natural disaster in China;

•	our ability to predict our revenues, which have varied significantly in the past and can be expected to fluctuate in the future due to a number of reasons, many of which are beyond our control;

•	sales levels during the spring, back-to-school and holiday selling seasons; and

•	other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2014 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our net sales for the three months ended March 31, 2015 were $768.0 million, an increase of $221.5 million, or 40.5%, as compared to net sales of $546.5 million for the three months ended March 31, 2014, which was attributable to increased sales across several key divisions including Women’s GO, Sport Active, Girls, Women’s Sport, and Men’s Sport divisions. Gross margins decreased to 43.3% for the three months ended March 31, 2015 from 44.0% for the same period in the prior year, which was primarily attributable to the negative impact of foreign currency exchange rates due to the stronger U.S. dollar during the period. Net earnings attributable to Skechers U.S.A., Inc. were $56.1 million for the three months ended March 31, 2015, an increase of $25.1 million, or 81.1%, compared to net earnings of $31.0 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2015 was $1.10, which reflected a 80.0% increase from the $0.61 diluted earnings per share reported in the prior-year period. Earnings from operations attributable to Skechers U.S.A., increased $40.0 million to $88.2 million, or 11.5% of net sales, for the three months ended March 31, 2015 from $48.2 million, or 8.8% of net sales, for the same period in 2014. The increase in net earnings attributable to Skechers U.S.A., Inc. for three months ended March 31, 2015 was primarily the result of increased sales across all our business segments following the introduction of new products. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended March 31,
	2015	2014
Percentage of revenues by segment:
Domestic wholesale	41.8%	42.5%
International wholesale	37.2%	32.8%
Retail	20.1%	23.6%
E-commerce	0.9%	1.1%

Total	100.0%	100.0%

As of March 31, 2015, we owned and operated 453 stores, which includes 365 domestic retail stores and 88 international retail stores. We believe we have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2015, we opened two domestic outlet stores, three domestic warehouse stores, and one international outlet store. In addition, we closed one domestic concept store and one domestic outlet store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2015, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 45 to 55 stores, of which 10 to 15 are expected to be opened during the second quarter of 2015 and (v) substantially completing the equipment upgrades to both our European Distribution Center and Rancho Belago distribution center to increase our capacity and efficiency and to better manage our growth worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended March 31,
	2015		2014
Net sales	$767,997	100.0%	$546,518	100.0%
Cost of sales	435,457	56.7	306,115	56.0

Gross profit	332,540	43.3	240,403	44.0
Royalty income	1,882	0.2	3,022	0.5

	334,422	43.5	243,425	44.5

Operating expenses:
Selling	49,092	6.4	36,742	6.7
General and administrative	197,141	25.6	158,523	29.0

	246,233	32.0	195,265	35.7

Earnings from operations	88,189	11.5	48,160	8.8
Interest income	186	0.0	103	0.0
Interest expense	(2,836)	(0.4)	(2,696)	(0.5)
Other, net	(4,761)	(0.6)	(1,082)	(0.2)

Earnings before income tax expense	80,778	10.5	44,485	8.1
Income tax expense	19,120	2.5	11,437	2.1

Net earnings	61,658	8.0	33,048	6.0
Less: Net earnings attributable to noncontrolling interests	5,578	0.7	2,083	0.3

Net earnings attributable to Skechers U.S.A., Inc.	$56,080	7.3%	$30,965	5.7%

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Net sales

Net sales for the three months ended March 31, 2015 were $768.0 million, an increase of $221.5 million, or 40.5%, as compared to net sales of $546.5 million for the three months ended March 31, 2014. The increase in net sales was broad based and attributable to higher sales in our domestic wholesale sales segment, international wholesale sales segment and our retail sales segment primarily due to the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $88.8 million, or 38.2%, to $321.3 million for the three months ended March 31, 2015 from $232.5 million for the three months ended March 31, 2014. The increase in our domestic wholesale segment was attributable to strong sales and significant growth in several key divisions including Women’s GO, Sport Active, Girls, Women’s Sport, and Men’s Sport divisions. The average selling price per pair within the domestic wholesale sales segment increased $1.27 to $22.86 per pair for the three months ended March 31, 2015 from $21.59 per pair for the same period last year, which was attributable to variation in product mix with sales of more products with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on a 30.5% unit sales volume increase to 14.1 million pairs for the three months ended March 31, 2015 from 10.8 million pairs for the same period in 2014.

Our international wholesale sales segment sales increased $106.5 million, or 59.5%, to $285.6 million for the three months ended March 31, 2015 compared to sales of $179.1 million for the three months ended March 31, 2014. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $81.1 million, or 58.5%, to $219.8 million for the three months ended March 31, 2015 compared to net sales of $138.7 million for the three months ended March 31, 2014. The largest sales increases during the quarter came from our subsidiaries in Germany, the United Kingdom, Italy,

Switzerland, and our joint venture in China, primarily due to increased sales in our Women’s Sport, Women’s GO, and Sport Active divisions. Our distributor sales increased $25.3 million to $65.6 million for the three months ended March 31, 2015, a 62.7% increase from sales of $40.3 million for the three months ended March 31, 2014. The largest sales increases during the quarter came from sales to our distributors in the United Arab Emirates (“UAE”), Taiwan, Turkey, and Australia and New Zealand, primarily due to increased sales in our Women’s Active, Women’s GO, and Men’s USA divisions.

Our retail segment sales increased $25.7 million to $154.6 million for the three months ended March 31, 2015, a 19.9% increase over sales of $128.9 million for the three months ended March 31, 2014. The increase in retail sales was primarily attributable to increased comparable store sales of 9.3% resulting from increased sales of our Men’s Sport, Men’s USA, Women’s Active and Women’s GO divisions, and a net increase of 36 domestic and 18 international stores compared to the same period in 2014. For the three months ended March 31, 2015, our domestic retail sales increased 18.1% compared to the same period in 2014, which was primarily attributable to increased store count and positive comparable domestic store sales of 8.3%. Our international retail store sales increased 28.5% compared to the same period in 2014, which was primarily attributable to increased international store count and positive comparable international store sales of 14.8%. During the three months ended March 31, 2015, we opened two domestic outlet stores, three domestic warehouse stores, and one international outlet store, and we closed one domestic concept store and one domestic outlet store.

Our e-commerce sales increased $0.4 million, or 7.9%, to $6.5 million for the three months ended March 31, 2015 compared to $6.1 million for the three months ended March 31, 2014. Our e-commerce sales made up approximately 0.9% and 1.1% of our consolidated net sales for the three months ended March 31, 2015 and 2014, respectively.

Gross profit

Gross profit for the three months ended March 31, 2015 increased $92.1 million to $332.5 million as compared to $240.4 million for the three months ended March 31, 2014. Gross profit as a percentage of net sales, or gross margin, decreased to 43.3% for the three months ended March 31, 2015 from 44.0% for the same period in the prior year. Our domestic wholesale sales segment gross profit increased $41.1 million to $125.7 million for the three months ended March 31, 2015 compared to $84.6 million for the three months ended March 31, 2014. Domestic wholesale margins increased to 39.1% in the three months ended March 31, 2015 from 36.4% for the same period in the prior year. The increase in domestic wholesale margins was attributable to increased sales of our Women’s Active, Women’s GO, Men’s Sport and Girls footwear, which had higher average selling prices and margins.

Gross profit for our international wholesale segment increased $37.1 million, or 48.6%, to $113.4 million for the three months ended March 31, 2015 compared to $76.3 million for the three months ended March 31, 2014. International wholesale gross margins were 39.7% for the three months ended March 31, 2015 compared to 42.6% for the three months ended March 31, 2014. Gross margins for our direct subsidiary sales decreased to 43.6% for the three months ended March 31, 2015 as compared to 47.1% for the three months ended March 31, 2014. The decrease in gross margins for our direct subsidiary segment was primarily attributable to the effect of negative foreign currency exchange rates from a strengthening U.S. dollar during the period. Gross margins for our distributor sales were 26.7% for the three months ended March 31, 2015 as compared to 27.1% for the three months ended March 31, 2014. This decrease in gross margin for our distributor sales was primarily attributable to increased sales of our lower margin Kids footwear.

Gross profit for our retail sales segment increased $13.5 million, or 17.6%, to $90.3 million for the three months ended March 31, 2015 as compared to $76.8 million for the three months ended March 31, 2014. Gross margins for all company-owned domestic and international stores were 58.4% for the three months ended March 31, 2015 as compared to 59.6% for the three months ended March 31, 2014. Gross margins for our domestic stores were 60.0% and 61.0% for the three months ended March 31, 2015 and 2014, respectively. Gross margins for our international stores were 51.8% for the three months ended March 31, 2015 as compared to 52.9% for the three months ended March 31, 2014. The decrease in domestic retail margins was primarily attributable to increased discounts on seasonal products with slightly lower margins when compared to the same period in the prior year. The decrease in international retail margins was attributable to the effect of negative foreign currency exchange rates due to a strengthening U.S. dollar during the period.

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

Selling expenses

Selling expenses increased by $12.4 million, or 33.6%, to $49.1 million for the three months ended March 31, 2015 from $36.7 million for the three months ended March 31, 2014. As a percentage of net sales, selling expenses were 6.4% and 6.7% for the three months ended March 31, 2015 and 2014, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $11.3 million and higher sales commissions of $1.1 million due to increased net sales for the three months ended March 31, 2015.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (“POP”) costs.

General and administrative expenses

General and administrative expenses increased by $38.6 million, or 24.4%, to $197.1 million for the three months ended March 31, 2015 from $158.5 million for the three months ended March 31, 2014. As a percentage of sales, general and administrative expenses were 25.6% and 29.0% for the three months ended March 31, 2015 and 2014, respectively. The $38.6 million increase in general and administrative expenses was primarily attributable to $15.8 million of increased expenses related to our international operations, which included increased temporary help of $7.3 million primarily at our European Distribution Center from the implementation of our new automated equipment. In addition, we had $7.6 million of increased operating expenses attributable to operating an additional 54 stores since March 31, 2014. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $16.7 million to $48.8 million for the three months ended March 31, 2015 as compared to $32.1 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased costs related to the transition of our new automated equipment at our European Distribution Center combined with increased sales volumes worldwide.

General and administrative expenses consist primarily of the following: salaries, wages and related taxes and various overhead costs associated with our corporate staff, share-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our distribution centers, professional fees related to legal, consulting and accounting, insurance, depreciation and amortization, and expenses related to our distribution network, which includes the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products. These costs are included in general and administrative expenses and are not allocated to segments.

Other income (expense)

Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense increased $0.1 million to $2.8 million for the three months ended March 31, 2015 compared to $2.7 million for the same period in 2014. The increase was primarily attributable to increased interest paid to our foreign manufacturers which was offset by lower interest paid on loans for our domestic distribution center equipment. Other, net expense increased $3.7 million to $4.8 million for the three months ended March 31, 2015 as compared to other expense of $1.1 million for the same period in 2014. The increase in other expense was primarily attributable to foreign currency exchange loss of $4.9 million for the three months ended

March 31, 2015, as compared to a foreign currency exchange loss of $1.0 million for the three months ended March 31, 2014, respectively. The increased foreign currency exchange loss was primarily attributable to a stronger U.S. dollar.

Income taxes

Income tax expense and the effective tax rate for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2015	2014
Income tax expense	$19,120	$11,437
Effective tax rate	23.7%	25.7%

The tax provision for the three months ended March 31, 2015 and 2014 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2015 to be between 21% and 25%, which is subject to management’s quarterly review and revision, if necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended March 31, 2015, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

As of March 31, 2015, we had approximately $396.7 million in cash and cash equivalents, of which $171.2 million, or 43.2%, was held outside the U.S. Of the $171.2 million held by our foreign subsidiaries, approximately $51.1 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of March 31, 2015. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Noncontrolling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to noncontrolling interests for the three months ended March 31, 2015 increased $3.5 million to $5.6 million as compared to $2.1 million for the same period in 2014 primarily attributable to increased profitability of our joint ventures. Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at March 31, 2015 was $832.9 million, an increase of $53.6 million from working capital of $779.3 million at December 31, 2014. Our cash and cash equivalents at March 31, 2015 were $396.7 million compared to $466.7 million at December 31, 2014. The decrease in cash and cash equivalents of $70.0 million was primarily the result of increased receivables of $175.5 million, decreased accounts payable of $30.3 million, and capital expenditures of $14.6 million partially offset by our net earnings of $61.7 million, depreciation of property, plant and equipment of $13.3 million and decreased inventories of $59.2 million. Our primary sources of operating cash flows are customer collections and retail sales collections. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, capital expenditures and debt service payments.

For the three months ended March 31, 2015, net cash used in operating activities was $48.4 million as compared to $26.6 million for the three months ended March 31, 2014. On a comparative year-to-year basis, the $21.8 million increase in cash flows used in operating activities for the three months ended March 31, 2015, primarily resulted from an increase in accounts receivable balances of $86.1 million from increased sales volumes when compared to cash used in operating activities for the three months ended March 31, 2014. The increase in accounts receivable balances were partially offset by increased net earnings of $28.6 million, a $13.7 million larger decrease in inventories and a $12.9 million smaller decrease in accounts payable balances during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Net cash used in investing activities was $15.3 million for the three months ended March 31, 2015 as compared to $11.4 million for the three months ended March 31, 2014. The increase in net cash used in investing activities for the three months ended March 31, 2015 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $3.3 million. Capital expenditures primarily consisted of $7.6 million for several new store openings and remodels, and $3.3 million for equipment costs for increased automation for our domestic distribution center. This was compared to capital expenditures of $11.4 million for the three months ended March 31, 2014, which consisted of new store openings and remodels and $2.0 million related to a property purchase for potential future corporate development. Excluding the costs of upgrading our European Distribution Center and Ranch Belago distribution center, we expect our capital expenditures through 2015 to be approximately $35 million to $40 million, which includes opening an additional 45 to 55 retail stores, several store remodels and a property purchase for potential future corporate development. We are currently in the process of upgrading the equipment for our European Distribution Center and estimate the cost of this equipment upgrade to be approximately $24.0 million, of which approximately $13.4 million has been incurred as of March 31, 2015. In addition, we are currently in the process upgrading our equipment in our Rancho Belago distribution center and estimate the cost of this equipment upgrade to be approximately $17.0 million, of which $5.9 has been incurred as of March 31, 2015. We expect to complete both equipment upgrades by early 2016 and to fund these upgrades through existing cash balances and cash from operations.

Net cash used in financing activities was $3.8 million during the three months ended March 31, 2015 compared to $4.3 million during the three months ended March 31, 2014. The decrease in cash used in financing activities in the three months ended March 31, 2015 as compared to the same period in the prior year is primarily attributable to an increase in the excess tax benefit from share-based compensation offset by payments on short-term borrowings.

Sources of Liquidity

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC, a wholly-owned subsidiary of the JV (“HF-T1”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution center in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to October 30, 2015. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We were in compliance with all debt covenant provisions related to the Loan Agreement as of the date of this quarterly report. We had $77.6 million outstanding under the Loan Agreement and the Modification, which is included in current installments of long-term borrowings as of March 31, 2015. We paid commitment fees of $0.6 million on the Modification, which are being amortized to interest expense over the three-year life of the Modification.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest accrues at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest accrues at a fixed rate of 3.19% per annum. As of March 31, 2015, an aggregate of $34.4 million was outstanding under the Notes, of which $12.5 million is included in long-term borrowings and $21.8 million is included in short-term borrowings. We paid commitment fees of $0.8 million on this loan, which are being amortized to interest expense over the five-year life of the Notes.

On June 30, 2009, we entered into a $250.0 million secured credit agreement, (the “Credit Agreement”) with a syndicate of banks, of which six currently remain as participants. On November 5, 2009, March 4, 2010, May 3, 2011, and March 31, 2014, we entered into four successive amendments to the Credit Agreement (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement matures in June 2015. The Amended Credit Agreement permits us and certain of our subsidiaries to borrow up to $250.0 million based upon a borrowing base of eligible accounts receivable and inventory, which amount can be increased to $300.0 million at our request and upon satisfaction of certain conditions including obtaining the commitment of existing or prospective lenders willing to provide the incremental amount. Borrowings bear interest at our election based on LIBOR or a Base Rate (defined as the greatest of the base LIBOR plus 1.00%, the Federal Funds Rate plus 0.5% or one of the lenders’ prime rate), in each case, plus an applicable margin based on the average daily principal balance of revolving loans under the credit agreement (0.50%, 0.75% or 1.00% for Base Rate loans and 1.50%, 1.75% or 2.00% for LIBOR loans). We pay a monthly unused line of credit fee of 0.25% or 0.375% per annum, which varies based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Amended Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $50.0 million. The Amended Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including a fixed charge coverage ratio that applies when excess availability is less than $40.0 million. In addition, the Amended Credit Agreement places limits on additional indebtedness that we are permitted to incur as well as other restrictions on certain transactions. We paid syndication and commitment fees of $6.7 million on this facility, which are being amortized over the six-year life of the facility. As of March 31, 2015, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets.

As of March 31, 2015, outstanding short-term and long-term borrowings were $113.4 million, of which $34.4 million relates to notes payable for warehouse equipment for our new distribution center that are secured by the equipment and $79.0 million relates to our construction loans for our domestic distribution center. We were in compliance with all debt covenants under the Amended Credit Agreement, the Loan Agreement and the Modification, and the Loan Documents as of the date of this quarterly report.

We believe that existing cash balances, anticipated cash flows from operations, available borrowings under our secured line of credit, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements through at least May 31, 2016 and for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, costs associated with upgrading the equipment in both our European Distribution Center and Rancho Belago distribution center, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB amended the FASB Accounting Standards Codification and created a new Topic 606, “Revenue from Contracts with Customers.” This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2017, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. We are currently evaluating the impact of ASC 606, but at the current time we do not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements – Going Concern.” This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for our annual and interim reporting periods beginning January 1, 2017. We will begin evaluating going concern disclosures based on this guidance upon adoption. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment will be effective for our annual and interim reporting periods beginning January 1, 2016 and should applied on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on our results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities. This standard will not have a material impact on our consolidated financial statements.

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters, we believe that changes in our product offerings and growth in our international sales and retail sales segments have partially mitigated the effect of this seasonality.

We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Because of these and other factors including those referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2014 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2014 and the first three months of 2015, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. As of March 31, 2015 we have $0.1 million and $77.6 million of outstanding short-term and long-term borrowings, respectively subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.2 million for the quarter ended March 31, 2015. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2015. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. As of March 31, 2015, there was $0.1 million outstanding under this credit facility.

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

Assets and liabilities outside the United States are located in those countries where we have subsidiaries or joint ventures: the United Kingdom, France, Germany, Spain, Portugal, Switzerland, Italy, Canada, Belgium, the Netherlands, Brazil, Chile, China, Hong Kong, Singapore, Malaysia, Thailand, Vietnam, India, Hungary and Japan. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $4.4 million and a cumulative foreign currency translation gain of $0.4 million for the three months ended March 31, 2015 and 2014, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2015 would have reduced the values of our net investments by approximately $12.0 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 1,201 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,121 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. The Company has resolved 432 personal injury claims in the MDL proceedings, comprised of 62 that were filed as formal actions and 370 that were submitted by plaintiff fact sheets. Skechers has also settled 8 claims in principle—6 filed cases and 2 claims submitted by plaintiff fact sheets—and anticipates that those settlements will be finalized in the near term. Thirty-eight cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. The MDL currently encompasses 1,021 personal injury cases (which include the claims of 976 individuals who filed court approved questionnaires) and 4 claims submitted by plaintiff fact sheets. Under a mediation procedure authorized by the District Court, a total of 2,353 settlement questionnaires were submitted by persons who had yet to file a lawsuit or who were already participants in the MDL or related coordinated proceedings pending in California state court (described in greater detail below). Mediations were held on October 4, 2014 and December 16, 2014, but no settlements were reached. On December 29, 2014, the District Court ordered that a total of sixty cases be selected by the parties for staggered, accelerated discovery and then either be remanded to their originating districts or set for trial. The sixty cases were selected in January 2015 and both written and deposition discovery is proceeding. Four of the 60 accelerated cases have been voluntarily dismissed, and the Company expects two additional voluntary dismissals will be filed in the near term. To the extent that the remaining 54 accelerated cases are not resolved by dispositive motions or otherwise, trials are expected to be set for dates in early to mid-2016.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 71 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 914 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 67 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Four of the actions originally filed as LASC cases, brought on behalf of a total of 6 plaintiffs, have been dismissed. The claims of 44 additional plaintiffs have been dismissed entirely from certain of the lawsuits, either voluntarily, on motion by Skechers, or pursuant to a settlement agreement. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by Skechers. Thus, the LASC Coordinated Cases currently involve 67 pending personal injury lawsuits brought on behalf of a total of 864 plaintiffs. On March 12, 2014, the Superior Court selected twelve plaintiffs as bellwether cases to be set for one or more trials starting in March 2015. To date, extensive written discovery and document productions have taken place in the LASC cases. Over twenty fact witness depositions have been taken (all of which were cross-noticed in the MDL), as have eight expert depositions. Two of the bellwether cases have settled and one bellwether plaintiff dismissed her action after Skechers filed a motion for summary judgment. On January 7, 2015, the Court vacated the March 2015 initial bellwether trial date and granted Skechers’ motions for summary adjudication in five bellwether cases with respect to those plaintiffs’ advertising-related claims, including their claims for breach of warranty, fraud, and violations of consumer protection laws. On February 25, 2015, the Court granted Skechers’ motions for summary adjudication in the four remaining bellwether cases with respect to those plaintiffs’ advertising-related claims, including their claims for breach of warranty, fraud, and violations of consumer protection laws; the Court also granted Skechers’ summary adjudication motions as to two of the four plaintiffs’ products liability claims for an alleged failure to warn, and took under submission the portion of Skechers’ motions seeking summary adjudication of all four plaintiffs’ products liability claims for alleged design defects. The Court also set trial dates of October 26, 2015 and January 25, 2016 for the first two bellwether cases, but deferred selection of the specific individual bellwether plaintiff to go forward on each of those two dates to a later time.

In other state courts, a total of 123 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Ten of those actions have been resolved and dismissed. The remaining 113 actions include the claims of 680 plaintiffs, 671 of whom had submitted court-approved settlement questionnaires in the MDL. Twenty-three of those personal injury actions have been removed to various federal courts and are expected to be transferred to the MDL in the near term. It is further expected that removal petitions and requests for transfer to the MDL will be filed for the other 90 state court personal injury actions. No discovery has taken place in these actions. A trial date of January 4, 2016, has been set in one action currently pending in Missouri state-court. No other trial dates have been set.

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

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. Fact discovery in the ITC proceedings closed on April 10, 2015, and expert discovery is scheduled to close on May 29, 2015. Trial before the ITC is scheduled to commence on August 3, 2015. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

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

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2014 and should be read in conjunction with the risk factors and other information disclosed in our 2014 annual report that could have a material effect on our business, financial condition and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2015 and 2014, our net sales to our five largest customers accounted for approximately 17.1% and 17.1% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the three months ended March 31, 2015 or 2014. No customer accounted for more than 10% of outstanding accounts receivable balance at March 31, 2015 or December 31, 2014. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2015 and 2014, the top five manufacturers of our manufactured products produced approximately 58.3% and 58.3% of our total purchases, respectively. One manufacturer accounted for 34.4% of total purchases for the three months ended March 31, 2015, and the same manufacturer accounted for 36.8% of total purchases for the same period in 2014. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of March 31, 2015, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 46.5% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 12.5% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 40.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2015, Mr. Greenberg beneficially owned 33.3% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 42.6% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 28.6% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg and Mr. Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Mr. Greenberg’s and/or Mr. Schwartzberg’s interests may differ from the interests of the other stockholders. Each of them has an ability to significantly influence or substantially control actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Lease Agreement dated October 17, 2014 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II BVBA, regarding ProLogis Park Liege Distribution Center III in Liege, Belgium.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2015	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer