Form 10-Q
period 2015-06-30
SKECHERS USA INC
filed 2015-08-10
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____ to____

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2015: 42,686,958.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2015: 9,395,486.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	June 30,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$513,902	$466,685
Trade accounts receivable, less allowances of $23,313 in 2015 and $21,007 in 2014	434,191	272,103
Other receivables	15,314	16,510
Total receivables	449,505	288,613
Inventories	470,640	453,837
Prepaid expenses and other current assets	51,633	57,015
Deferred tax assets	18,866	18,864
Total current assets	1,504,546	1,285,014
Property, plant and equipment, net	381,853	373,183
Other assets	26,126	16,721
Total non-current assets	407,979	389,904
TOTAL ASSETS	$1,912,525	$1,674,918
LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$109,290	$101,407
Short-term borrowings	1,340	1,810
Accounts payable	430,422	352,815
Accrued expenses	53,626	49,705
Total current liabilities	594,678	505,737
Long-term borrowings, excluding current installments	1,592	15,081
Other long-term liabilities	24,400	19,993
Total non-current liabilities	25,992	35,074
Total liabilities	620,670	540,811
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 100,000 shares authorized; 41,563 and 40,287 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	42	40
Class B Common Stock, $.001 par value; 60,000 shares authorized; 9,395 and 10,470 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	9	10
Additional paid-in capital	369,404	355,636
Accumulated other comprehensive loss	(18,747)	(16,077)
Retained earnings	871,502	735,640
Skechers U.S.A., Inc. equity	1,222,210	1,075,249
Noncontrolling interests	69,645	58,858
Total equity	1,291,855	1,134,107
TOTAL LIABILITIES AND EQUITY	$1,912,525	$1,674,918

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$800,464	$587,051	$1,568,461	$1,133,569
Cost of sales	425,856	317,676	861,313	623,791
Gross profit	374,608	269,375	707,148	509,778
Royalty income	3,630	1,836	5,512	4,858
	378,238	271,211	712,660	514,636
Operating expenses:
Selling	64,875	53,839	113,967	90,581
General and administrative	201,021	163,616	398,162	322,139
	265,896	217,455	512,129	412,720
Earnings from operations	112,342	53,756	200,531	101,916
Other income (expense):
Interest income	157	197	344	300
Interest expense	(3,041)	(3,656)	(5,878)	(6,352)
Other, net	2,990	148	(1,771)	(934)
Total other income (expense)	106	(3,311)	(7,305)	(6,986)
Earnings before income tax expense	112,448	50,445	193,226	94,930
Income tax expense	25,383	12,232	44,503	23,669
Net earnings	87,065	38,213	148,723	71,261
Less: Net earnings attributable to non-controlling interests	7,283	3,411	12,861	5,494
Net earnings attributable to Skechers U.S.A., Inc.	$79,782	$34,802	$135,862	$65,767
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$1.57	$0.69	$2.67	$1.30
Diluted	$1.55	$0.68	$2.65	$1.29
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	50,904	50,565	50,855	50,562
Diluted	51,342	50,914	51,259	50,879

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$87,065	$38,213	$148,723	$71,261
Other comprehensive gain (loss), net of tax:
Gain (loss) on foreign currency translation adjustment	1,742	801	(2,879)	1,102
Comprehensive income	88,807	39,014	145,844	72,363
Less: Comprehensive income attributable to non-controlling interests	7,307	3,516	12,652	5,519
Comprehensive income attributable to Skechers U.S.A., Inc.	$81,500	$35,498	$133,192	$66,844

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$148,723	$71,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	27,676	22,886
Amortization of deferred financing costs	601	601
Amortization of intangible assets	16	467
Provision for bad debts and returns	4,216	6,597
Tax benefits from share-based compensation	—	10
Non-cash share-based compensation	8,874	2,920
Loss (gain) on disposal of property, plant and equipment	(20)	244
Deferred income taxes	2,215	20,162
(Increase) decrease in assets:
Receivables	(166,970)	(95,196)
Inventories	(19,209)	(3,249)
Prepaid expenses and other current assets	4,997	(10,942)
Other assets	(8,223)	(474)
Increase in liabilities:
Accounts payable	75,679	53,985
Accrued expenses	8,368	4,994
Net cash provided by operating activities	86,943	74,266
Cash flows from investing activities:
Capital expenditures	(33,004)	(23,927)
Intangible asset additions	(95)	—
Purchases of investments	(2,106)	—
Sales of investments	105	—
Net cash used in investing activities	(35,100)	(23,927)
Cash flows from financing activities:
Net proceeds from the issuances of stock through employee stock purchase plan	2,238	1,721
Net payments on long-term debt	(5,599)	(5,967)
Net proceeds (payments) on short-term borrowings	(487)	97
Excess tax benefits from share-based compensation	2,656	—
Contribution from non-controlling interests of consolidated entity	485	83
Distributions to non-controlling interests of consolidated entity	(2,350)	(1,975)
Net cash used in financing activities	(3,057)	(6,041)
Net increase in cash and cash equivalents	48,786	44,298
Effect of exchange rates on cash and cash equivalents	(1,569)	(1,501)
Cash and cash equivalents at beginning of the period	466,685	372,011
Cash and cash equivalents at end of the period	$513,902	$414,808

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,947	$5,735
Income taxes	32,487	13,577

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014

(Unaudited)

(1)	GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S‑X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the relatively short maturity of such instruments.

The carrying amount of the Company’s long-term borrowings are considered Level 2 liabilities that approximates fair value based upon current rates and terms available to the Company for similar debt.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Wholesale sales, which include amounts billed for shipping and handling costs, are recognized net of allowances for estimated returns, sales allowances, discounts, and chargebacks. Allowances for estimated returns, discounts, and chargebacks are recorded when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as cost of sales. The Company recognizes revenue from retail and e-commerce sales at the point of sale. Sales and value added taxes collected from retail customers are excluded from reported revenues.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The amendment will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016, with early adoption permitted. The Company will begin evaluating the impact of ASU 2015-02 based on this guidance upon adoption. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016 and should be applied on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities. This standard will not have a material impact on the Company’s consolidated financial statements.

(2)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $4.4 million and $3.4 million of outstanding letters of credit as of June 30, 2015 and December 31, 2014, respectively, and approximately $1.3 million and $1.8 million in short-term borrowings as of June 30, 2015 and December 31, 2014, respectively.

Long-term borrowings at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	2015	2014
Note payable to banks, due in monthly installments of $338.0 (includes principal and interest), variable-rate interest at 3.94% per annum, secured by property, balloon payment of $77,060 due October 2015	$77,396	$77,900
Note payable to banks, due in monthly installments of $531.4 (includes principal and interest), fixed-rate interest at 3.54% per annum, secured by property, balloon payment of $12,635 due December 2015	15,048	17,940
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 due June 2016	16,544	19,159
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed- rate interest at 5.24% per annum, maturity date of July 2019	1,344	1,489
Note payable to bank from Skechers Retail India Private Ltd.	550	—
Subtotal	110,882	116,488
Less current installments	109,290	101,407
Total long-term borrowings	$1,592	$15,081

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of June 30, 2015, there was $1.3 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets.

(3)	STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2015, 818,910 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended June 30, 2014, 289,480 shares of Class B common stock were converted into shares of Class A common stock. During the six months ended June 30, 2015, 1,074,432 shares of Class B common stock were converted into shares of Class A common stock. During the six months ended June 30, 2014, 299,776 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to noncontrolling interests (in thousands):

	Six Months Ended June 30,
	2015	2014
Non-controlling interests, beginning of period	$58,858	$49,598
Net earnings attributable to non-controlling interests	12,861	5,494
Foreign currency translation adjustment	(209)	25
Capital contribution by non-controlling interests	485	83
Capital distribution to non-controlling interests	(2,350)	(1,975)
Non-controlling interests, end of period	$69,645	$53,225

(4)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are VIEs under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2015 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	June 30, 2015	December 31, 2014
Current assets	$7,908	$6,812
Noncurrent assets	116,214	118,837
Total assets	$124,122	$125,649

Current liabilities	$78,678	$78,668
Noncurrent liabilities	1,041	1,194
Total liabilities	$79,719	$79,862

Distribution joint ventures (1)	June 30, 2015	December 31, 2014
Current assets	$117,333	$94,819
Noncurrent assets	13,001	10,322
Total assets	$130,334	$105,141

Current liabilities	$40,547	$38,470
Noncurrent liabilities	616	66
Total liabilities	$41,163	$38,536

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

Net earnings attributable to non-controlling interests were $7.3 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively, which represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to non-controlling interests were $12.9 million and $5.5 million for the six months ended June 30, 2015 and 2014, respectively. HF Logistics-SKX, LLC made capital distributions of $0.8 million and $1.9 million during the three and six months ended June 30, 2015, respectively. HF Logistics-SKX, LLC made capital distributions of $0.7 million and $1.6 million during the three and six months ended June 30, 2014, respectively. Skechers China Limited made capital distributions of $0.5 million during the three and six months ended June 30, 2015. Skechers China Limited made capital distributions of $0.3 million during the three and six months ended June 30, 2014. Our distribution joint venture partners made cash capital contributions of $0.5 during the three and six months ended June 30, 2015, respectively. Our distribution joint venture partners made cash capital contributions of $0.1 million during the three and six months ended June 30, 2014.

(5)	EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential common shares, if dilutive, that would arise from the exercise of stock options and nonvested shares using the treasury stock method.

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per share	2015	2014	2015	2014
Net earnings attributable to Skechers U.S.A., Inc.	$79,782	$34,802	$135,862	$65,767
Weighted average common shares outstanding	50,904	50,565	50,855	50,562
Basic earnings per share attributable to Skechers U.S.A., Inc.	$1.57	$0.69	$2.67	$1.30

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2015	2014	2015	2014
Net earnings attributable to Skechers U.S.A., Inc.	$79,782	$34,802	$135,862	$65,767

Weighted average common shares outstanding	50,904	50,565	50,855	50,562
Dilutive effect of nonvested shares	438	349	404	317
Weighted average common shares outstanding	51,342	50,914	51,259	50,879

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$1.55	$0.68	$2.65	$1.29

There were no options excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014.

(6)	STOCK COMPENSATION

For stock-based awards the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $4.5 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively. Share-based compensation expense was $8.9 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively.

A summary of the status and changes of our nonvested shares related to the Company’s Equity Incentive Plans as of and for the six months ended June 30, 2015 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	1,263,833	$43.38
Granted	7,500	68.01
Vested	(153,500)	29.02
Cancelled	—	—
Nonvested at June 30, 2015	1,117,833	$45.52

As of June 30, 2015, there was $40.9 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.3 years.

(7)	INCOME TAXES

Income tax expense and the effective tax rate for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except the effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense	$25,383	$12,232	44,503	$23,669
Effective tax rate	22.6%	24.2%	23.0%	24.9%

The tax provision for the three and six months ended June 30, 2015 and 2014 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate in 2015 to be between 21% and 25%, which is subject to management’s quarterly review and revision, if necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three and six months ended June 30, 2015, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

As of June 30, 2015, the Company had approximately $513.9 million in cash and cash equivalents, of which $233.6 million, or 45.4%, was held outside the U.S. Of the $233.6 million held by the Company’s foreign subsidiaries, approximately $82.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of June 30, 2015. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

(8)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $256.0 million and $166.9 million before allowances for bad debts, sales returns and chargebacks at June 30, 2015 and December 31, 2014, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $201.5 million and $126.2 million before allowance for bad debts, sales returns and chargebacks at June 30, 2015 and December 31, 2014, respectively. The Company’s charges for bad debt and reserves for credit losses for the six months ended June 30, 2015 and 2014 were $4.2 million and $6.6 million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2015 and 2014 were $0.7 million and $4.9 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $659.8 million and $548.9 million at June 30, 2015 and December 31, 2014, respectively.

The Company’s net sales to its five largest customers accounted for approximately 15.9% and 16.2% of total net sales for the three months ended June 30, 2015 and 2014, respectively. The Company’s net sales to its five largest customers accounted for approximately 16.3% and 16.6% of total net sales for the six months ended June 30, 2015 and 2014, respectively. No customer accounted for more than 10% of our net sales during the three and six months ended June 30, 2015 and 2014. No customer accounted for more than 10% of net trade receivables at June 30, 2015 or December 31, 2014.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Manufacturer #1	32.8%	35.8%	33.5%	36.3%
Manufacturer #2	7.5%	7.1%	7.9%	6.3%
Manufacturer #3	7.4%	6.0%	7.2%	5.7%
Manufacturer #4	6.9%	4.9%	5.7%	5.3%
Manufacturer #5	3.5%	3.9%	3.9%	4.3%
	58.1%	57.7%	58.2%	57.9%

The majority of the Company’s products are produced in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these business risks have not had a material adverse impact on the Company’s operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Domestic wholesale	$338,646	$256,684	$659,975	$489,177
International wholesale	241,872	151,051	527,443	330,134
Retail	212,667	171,881	367,224	300,759
E-commerce	7,279	7,435	13,819	13,499
Total	$800,464	$587,051	$1,568,461	$1,133,569

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit:
Domestic wholesale	$135,062	$94,186	$260,793	$178,741
International wholesale	103,771	64,792	217,148	141,081
Retail	130,669	106,817	220,939	183,578
E-commerce	5,106	3,580	8,268	6,378
Total	$374,608	$269,375	$707,148	$509,778

	June 30, 2015	December 31, 2014
Identifiable assets:
Domestic wholesale	$1,096,705	$979,582
International wholesale	616,080	510,063
Retail	199,497	185,041
E-commerce	243	232
Total	$1,912,525	$1,674,918

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Additions to property, plant and equipment:
Domestic wholesale	$3,729	$2,950	$9,417	$4,956
International wholesale	4,971	3,929	8,526	4,933
Retail	9,681	5,678	15,061	14,038
Total	$18,381	$12,557	$33,004	$23,927

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales (1):
United States	$512,705	$402,009	$965,869	$746,663
Canada	27,641	18,433	50,883	40,118
Other international (2)	260,118	166,609	551,709	346,788
Total	$800,464	$587,051	$1,568,461	$1,133,569

	June 30, 2015	December 31, 2014
Property, plant and equipment, net:
United States	$336,849	$332,383
Canada	7,547	7,203
Other international (2)	37,457	33,597
Total	$381,853	$373,183

(1)

The Company has subsidiaries in Austria, Belgium, Brazil, Canada, Chile, France, Germany, Italy, Japan, the Netherlands, Portugal, Spain, Switzerland, and the United Kingdom that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, India, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)

Other international includes Austria, Belgium, Brazil, Canada, Chile, China, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Malaysia, the Netherlands, Poland, Portugal, Singapore, Spain, Switzerland, Thailand, Vietnam, and the United Kingdom.

(10)	LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

In accordance with accounting principles generally accepted in the U.S., the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of June 30, 2015, nor is it possible to estimate what litigation-related costs will be in the future.

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

FINANCIAL OVERVIEW

Our net sales for the three months ended June 30, 2015 were $800.5 million, an increase of $213.4 million, or 36.4%, as compared to net sales of $587.1 million for the three months ended June 30, 2014, which was primarily attributable to increased sales across several key divisions including Women’s GO, Sport Active, Girls, Women’s Sport, Men’s U.S.A., and Men’s Sport divisions. Gross margins increased to 46.8% for the three months ended June 30, 2015 from 45.9% for the same period in the prior year, primarily from increased sales of newer higher margin products in our domestic wholesale segment. Net earnings attributable to

Skechers U.S.A., Inc. were $79.8 million for the three months ended June 30, 2015, an increase of $45.0 million, or 129.2%, compared to net earnings of $34.8 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2015 were $1.55, which reflected a 127.3% increase from the $0.68 diluted earnings per share reported in the prior-year period. Earnings from operations attributable to Skechers U.S.A., increased $58.5 million to $112.3 million, or 14.0% of net sales, for the three months ended June 30, 2015 from $53.8 million, or 9.2% of net sales, for the same period in 2014. The increase in net earnings attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2015 was primarily the result of increased sales and margins in our domestic wholesale segment and increased sales in our international wholesale and retail segments following the introduction of new products. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended June 30,
	2015	2014
Percentage of revenues by segment:
Domestic wholesale	42.3%	43.7%
International wholesale	30.2%	25.7%
Retail	26.6%	29.3%
E-commerce	0.9%	1.3%
Total	100.0%	100.0%

As of June 30, 2015, we owned and operated 461 stores, which includes 366 domestic retail stores and 95 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first six months of 2015, we opened four domestic outlet stores, six domestic warehouse stores, five international concept stores, two international outlet stores, and one international wholesale store. In addition, we closed five domestic concept stores, and one domestic outlet store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2015, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 30 to 35 stores during the remainder of the year, and (v) continuing to upgrade our European distribution center to increase our capacity and efficiency and to better manage our growth worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Net sales	$800,464	100.0%	$587,051	100.0%	$1,568,461	100.0%	$1,133,569	100.0%
Cost of sales	425,856	53.2	317,676	54.1	861,313	54.9	623,791	55.0
Gross profit	374,608	46.8	269,375	45.9	707,148	45.1	509,778	45.0
Royalty income	3,630	0.4	1,836	0.3	5,512	0.4	4,858	0.4
	378,238	47.2	271,211	46.2	712,660	45.5	514,636	45.4
Operating expenses:
Selling	64,875	8.1	53,839	9.2	113,967	7.3	90,581	8.0
General and administrative	201,021	25.1	163,616	27.8	398,162	25.4	322,139	28.4
	265,896	33.2	217,455	37.0	512,129	32.7	412,720	36.4
Earnings from operations	112,342	14.0	53,756	9.2	200,531	12.8	101,916	9.0
Interest income	157	—	197	—	344	—	300	—
Interest expense	(3,041)	(0.4)	(3,656)	(0.6)	(5,878)	(0.4)	(6,352)	(0.6)
Other, net	2,990	0.4	148	—	(1,771)	(0.1)	(934)	—
Earnings before income tax expense	112,448	14.0	50,445	8.6	193,226	12.3	94,930	8.4
Income tax expense	25,383	3.2	12,232	2.1	44,503	2.8	23,669	2.1
Net earnings	87,065	10.8	38,213	6.5	148,723	9.5	71,261	6.3
Less: Net earnings attributable to non- controlling interests	7,283	0.9	3,411	0.6	12,861	0.8	5,494	0.5
Net earnings attributable to Skechers U.S.A., Inc.	$79,782	9.9%	$34,802	5.9%	$135,862	8.7%	$65,767	5.8%

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Net sales

Net sales for the three months ended June 30, 2015 were $800.5 million, an increase of $213.4 million, or 36.4%, as compared to net sales of $587.1 million for the three months ended June 30, 2014. The increase in net sales was primarily attributable to increased sales in our domestic wholesale, international wholesale and retail segments primarily from the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $81.9 million, or 31.9%, to $338.6 million for the three months ended June 30, 2015 from $256.7 million for the three months ended June 30, 2014. The increase in our domestic wholesale segment was attributable to strong sales and significant growth in several key divisions including Women’s GO, Sport Active, Girls, Women’s Sport, Men’s U.S.A., and Men’s Sport divisions. The average selling price per pair within the domestic wholesale segment increased $1.94 to $23.48 per pair for the three months ended June 30, 2015 from $21.54 per pair for the same period last year, which was attributable to variation in product mix with sales of more products with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on a 21.0% unit sales volume increase to 14.4 million pairs for the three months ended June 30, 2015 from 11.9 million pairs for the same period in 2014.

Our international wholesale segment sales increased $90.8 million, or 60.1%, to $241.9 million for the three months ended June 30, 2015 compared to sales of $151.1 million for the three months ended June 30, 2014. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $66.8 million, or 64.0%, to $171.3 million for the three months ended June 30, 2015 compared to net sales of $104.5 million for the three months ended June 30, 2014. The largest sales increases during the quarter came from our subsidiaries in the United Kingdom, Germany, Canada and our joint venture in China, primarily due to increased sales in our Women’s Sport, Women’s GO, and Men’s U.S.A. divisions. Our distributor sales increased $24.0 million to $70.6 million for the three months ended June 30, 2015, a 51.5% increase from sales of $46.6 million for the three months ended June 30, 2014. The largest sales increases during the quarter came from sales to our distributors in the United Arab Emirates (“UAE”), South Korea, Taiwan, Indonesia, Australia and New Zealand, and were primarily driven by increased sales of product from our Women’s Sport, Women’s GO, Men’s Sport and Men’s GO divisions.

Our retail segment sales increased $40.8 million to $212.7 million for the three months ended June 30, 2015, a 23.7% increase over sales of $171.9 million for the three months ended June 30, 2014. The increase in retail sales was primarily attributable to increased comparable store sales of 12.8% resulting from increased sales across several key divisions including Women’s GO, Women’s Sport, Girls, Men’s U.S.A., and Men’s Sport divisions and a net increase of 26 domestic and 22 international stores since June 30, 2014. For the three months ended June 30, 2015, our domestic retail sales increased 21.0% compared to the same period in 2014, which was primarily attributable to positive comparable domestic store sales of 13.1% and our international retail store sales increased 35.0% compared to the same period in 2014, which was primarily attributable to positive comparable international store sales of 11.8%. During the three months ended June 30, 2015, we opened two domestic outlet stores, three domestic warehouse stores, five international concept stores, one international outlet store, and one international warehouse store; we closed four domestic concept stores.

Our e-commerce sales decreased $0.1 million, or 2.1%, to $7.3 million for the three months ended June 30, 2015 compared to $7.4 million for the three months ended June 30, 2014. Our e-commerce sales made up approximately 0.9% and 1.3% of our consolidated net sales for each of the three-month periods ended June 30, 2015 and 2014, respectively.

Gross profit

Gross profit for the three months ended June 30, 2015 increased $105.2 million to $374.6 million as compared to $269.4 million for the three months ended June 30, 2014. Gross profit as a percentage of net sales, or gross margin, increased to 46.8% for the three months ended June 30, 2015 from 45.9% for the same period in the prior year, primarily due to increased domestic wholesale margins. Our domestic wholesale segment gross profit increased $40.9 million to $135.1 million for the three months ended June 30, 2015 compared to $94.2 million for the three months ended June 30, 2014. Domestic wholesale margins increased to 39.9% in the three months ended June 30, 2015 from 36.7% for the same period in the prior year. The increase in domestic wholesale margins was attributable to increased sales of our Women’s Sport, Women’s GO, Men’s U.S.A., and Men’s Sport footwear, which had higher average selling prices and margins.

Gross profit for our international wholesale segment increased $39.0 million, or 60.2%, to $103.8 million for the three months ended June 30, 2015 compared to $64.8 million for the three months ended June 30, 2014. International wholesale gross margins were 42.9% for the three months ended June 30, 2015 and June 30, 2014. Gross margins for our direct subsidiary sales decreased to 49.3% for the three months ended June 30, 2015 as compared to 50.4% for the three months ended June 30, 2014, which was primarily attributable to the negative effect of foreign currency exchange rates from a strengthening U.S. dollar. Gross margins for our distributor sales were 27.5% for the three months ended June 30, 2015 as compared to 26.1% for the three months ended June 30, 2014, which was primarily due to increased sales of newer products in the UAE, South Korea, Taiwan, Indonesia, Australia and New Zealand.

Gross profit for our retail segment increased $23.9 million, or 22.3%, to $130.7 million for the three months ended June 30, 2015 as compared to $106.8 million for the three months ended June 30, 2014. Gross margins for all company-owned domestic and international stores were 61.4% for the three months ended June 30, 2015 as compared to 62.2% for the three months ended June 30, 2014. Gross margins for our domestic stores were 63.3% for each of the three months ended June 30, 2015 and 2014. Gross margins for our international stores were 54.8% for the three months ended June 30, 2015 as compared to 57.4% for the three months ended June 30, 2014. The decrease in gross margins for the international retail segment was primarily due to the negative effect of foreign currency exchange rates from a strengthening U.S. dollar.

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

Selling expenses

Selling expenses increased by $11.1 million, or 20.5%, to $64.9 million for the three months ended June 30, 2015 from $53.8 million for the three months ended June 30, 2014. As a percentage of net sales, selling expenses were 8.1% and 9.2% for the three months ended June 30, 2015 and 2014, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $7.1 million and higher sales commissions of $1.4 million due to increased net sales for the three months ended June 30, 2015.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $37.4 million, or 22.9%, to $201.0 million for the three months ended June 30, 2015 from $163.6 million for the three months ended June 30, 2014. As a percentage of sales, general and administrative expenses were 25.1% and 27.8% for the three months ended June 30, 2015 and 2014, respectively. The $37.4 million increase in general and administrative expenses was primarily attributable to $15.8 million related to supporting our international operations due to increased sales volumes and $8.7 million of operating expenses attributable to opening an additional 48 stores since June 30, 2014. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $9.2 million to $39.7 million for the three months ended June 30, 2015 as compared to $30.5 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

General and administrative expenses consist primarily of the following: salaries, wages, related taxes and various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our distribution centers, professional fees related to legal, consulting and accounting, insurance, depreciation and amortization, and expenses related to our distribution network, which includes the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products. These costs are included in general and administrative expenses and are not allocated to segments.

Other income (expense)

Interest income was $0.2 million for each of the three months ended June 30, 2015 and 2014. Interest expense decreased $0.7 million to $3.0 million for the three months ended June 30, 2015 compared to $3.7 million for the same period in 2014. The decrease was primarily attributable to decreased interest paid on lower average balances for our domestic distribution center equipment loans. Interest expense was also incurred on amounts owed on loans for our domestic distribution center and amounts owed to our foreign manufacturers. Other income increased $2.9 million to $3.0 million for the three months ended June 30, 2015 as compared to other income of $0.1 million for the same period in 2014. The increase in other income was primarily attributable to foreign currency exchange gain of $2.9 million for the three months ended June 30, 2015, as compared to a foreign currency exchange gain of $0.2 million for the three months ended June 30, 2014. This increased foreign currency exchange gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended June 30, 2015 and June 30, 2014 were as follows (in thousands, except the effective tax rate):

	Three Months Ended June 30,
	2015	2014
Income tax expense	$25,383	$12,232
Effective tax rate	22.6%	24.2%

The tax provision for the three months ended June 30, 2015 and 2014 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2015 to be between 21% and 25%, which is subject to management’s quarterly review and revision, if necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended June 30, 2015, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings (loss) relative to domestic earnings as compared to the same period in the prior year.

As of June 30, 2015, we had approximately $513.9 million in cash and cash equivalents, of which $233.6 million, or 45.4%, was held outside the U.S. Of the $233.6 million held by our foreign subsidiaries, approximately $82.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of June 30, 2015. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended June 30, 2015 increased $3.9 million to $7.3 million as compared to $3.4 million for the same period in 2014 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Net sales

Net sales for the six months ended June 30, 2015 were $1.568 billion, an increase of $434.9 million, or 38.4%, as compared to net sales of $1.134 billion for the six months ended June 30, 2014. The increase in net sales was broad-based across our domestic wholesale, international wholesale and retail segments, primarily from the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $170.8 million, or 34.9%, to $660.0 million for the six months ended June 30, 2015 from $489.2 million for the six months ended June 30, 2014. The increase in our domestic wholesale segment was attributable to strong sales and significant growth in several key divisions including Women’s Sport, Women’s GO, Sport Active, Girls, Men’s Sport, and Men’s U.S.A. divisions. The average selling price per pair within the domestic wholesale segment increased $1.62 to $23.17 per pair for the six months ended June 30, 2015 from $21.55 per pair for the same period last year, which was attributable to a variation in product mix with sales of more products with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on a 25.5% unit sales volume increase to 28.5 million pairs for the six months ended June 30, 2015 from 22.7 million pairs for the same period in 2014.

Our international wholesale segment sales increased $197.3 million, or 59.8%, to $527.4 million for the six months ended June 30, 2015 compared to sales of $330.1 million for the six months ended June 30, 2014. Direct subsidiary sales increased $148.0 million, or 60.9%, to $391.2 million for the six months ended June 30, 2015 compared to net sales of $243.2 million for the six months ended June 30, 2014. The largest sales increases during the period came from our subsidiaries in the United Kingdom, Germany, Italy, Spain, Switzerland, Canada and our joint venture in China, primarily due to increased sales in our Women’s Sport, Women’s GO, Women’s Active and Men’s Sport divisions. Our distributor sales increased $49.3 million to $136.2 million for the six months ended June 30, 2015, a 56.7% increase from sales of $86.9 million for the six months ended June 30, 2014. The largest sales increases during the period came from sales to our distributors in the UAE, South Korea, Taiwan, Turkey, Australia, and New Zealand, and were primarily driven by increased sales of product from our Women’s Sport, Women’s GO, Men’s Sport and Men’s GO divisions.

Our retail segment sales increased $66.4 million to $367.2 million for the six months ended June 30, 2015, a 22.1% increase over sales of $300.8 million for the six months ended June 30, 2014. The increase in retail sales was primarily attributable to increased comparable store sales of 11.3% resulting from increased sales of our Women’s Sport, Women’s GO, Men’s U.S.A. and Men’s Sport divisions and a net increase of 26 domestic and 22 international stores since June 30, 2014. For the six months ended June 30, 2015, our domestic retail sales increased 19.7% compared to the same period in 2014, which was primarily attributable to positive comparable domestic store sales of 11.0%, and our international retail store sales increased 32.4%, which was primarily attributable to positive comparable international store sales of 12.9% and a net increase of 22 stores. During the six months ended June 30, 2015, we opened four domestic outlet stores, six domestic warehouse stores, five international concept stores, two international outlet stores, and one international warehouse store; we closed five domestic concept stores and one domestic outlet store.

Our e-commerce sales increased $0.3 million, or 2.4%, to $13.8 million for the six months ended June 30, 2015 as compared to $13.5 million for the six months ended June 30, 2014. Our e-commerce sales made up approximately 0.9% and 1.2% of our consolidated net sales for the six-month periods ended June 30, 2015 and 2014, respectively.

Gross profit

Gross profit for the six months ended June 30, 2015 increased $197.3 million to $707.1 million as compared to $509.8 million for the six months ended June 30, 2014. Gross profit as a percentage of net sales, or gross margin, increased to 45.1% for the six months ended June 30, 2015 from 45.0% for the same period in the prior year. Our domestic wholesale segment gross profit increased $82.1 million, or 45.9%, to $260.8 million for the six months ended June 30, 2015 compared to $178.7 million for the six months ended June 30, 2014, primarily attributable to increased sales of newer products with higher selling prices and margins. Domestic wholesale margins increased to 39.5% in the six months ended June 30, 2015 from 36.5% for the same period in the prior year. The increase in domestic wholesale margins was attributable to increased sales of our Women’s Sport, Women’s GO, Sport Active, Men’s U.S.A., and Men’s Sport footwear, which had higher selling prices and margins.

Gross profit for our international wholesale segment increased $76.0 million, or 53.9%, to $217.1 million for the six months ended June 30, 2015 compared to $141.1 million for the six months ended June 30, 2014. International wholesale gross margins were 41.2% and 42.7% for the six months ended June 30, 2015 and June 30, 2014, respectively. Gross margins for our direct subsidiary sales decreased to 46.1% for the six months ended June 30, 2015 as compared to 48.5% for the six months ended June 30, 2014, which was primarily attributable to the effect of negative foreign currency exchange rates from a strengthening U.S. dollar during the period. Gross margins for our distributor sales were 27.1% for the six months ended June 30, 2015 as compared to 26.6% for the six months ended June 30, 2014, which was attributable to increased sales of newer products in the UAE, South Korea, Taiwan, Turkey, Australia and New Zealand.

Gross profit for our retail segment increased $37.3 million, or 20.4%, to $220.9 million for the six months ended June 30, 2015 as compared to $183.6 million for the six months ended June 30, 2014. Gross margins for all company-owned domestic and international stores were 60.2% for the six months ended June 30, 2015 as compared to 61.0% for the six months ended June 30, 2014. Gross margins for our domestic stores were 61.8% for the six months ended June 30, 2015 as compared to 62.3% for the six months ended June 30, 2014. Gross margins for our international stores were 53.6% and 55.6% for the six months ended June 30, 2015 and 2014, respectively. The slight decrease in retail gross margins was primarily attributable to lower margins in our international stores due to the effect of negative foreign currency exchange rates from a strengthening U.S. dollar during the period.

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

Selling expenses

Selling expenses increased by $23.4 million, or 25.8%, to $114.0 million for the six months ended June 30, 2015 from $90.6 million for the six months ended June 30, 2014. As a percentage of net sales, selling expenses were 7.3% and 8.0% for the six months ended June 30, 2015 and 2014, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $18.5 million and higher sales commissions of $2.5 million due to increased net sales for the six months ended June 30, 2015.

General and administrative expenses

General and administrative expenses increased by $76.1 million, or 23.6%, to $398.2 million for the six months ended June 30, 2015 from $322.1 million for the six months ended June 30, 2014. As a percentage of sales, general and administrative expenses were 25.4% and 28.4% for the six months ended June 30, 2015 and 2014, respectively. The $76.1 million increase in general and administrative expenses was primarily attributable to $34.3 million related to supporting our international operations due to increased sales volumes and $16.3 million of operating expenses attributable to opening an additional 48 stores since June 30, 2014. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $25.9 million to $88.5 million for the six months ended June 30, 2015 from $62.6 million for the six months ended June 30, 2014. The increase in warehousing costs was primarily due to increased costs related to the transition of our new automated equipment at our European Distribution Center combined with increased sales volumes worldwide.

Other income (expense)

Interest income was $0.3 million for each of the six months ended June 30, 2015 and 2014. Interest expense decreased $0.5 million to $5.9 million for the six months ended June 30, 2015 compared to $6.4 million for the same period in 2014. The decrease was primarily attributable to decreased interest paid on lower average balances for our domestic distribution center equipment loans. Interest expense was also incurred on amounts owed on loans for our domestic distribution center and amounts owed to our foreign manufacturers. Other expense increased $0.9 million to $1.8 million for the six months ended June 30, 2015 as compared to other expense of $0.9 million for the same period in 2014. The increase in other expense was primarily attributable to a foreign currency exchange loss of $2.0 million for the six months ended June 30, 2015, as compared to a foreign currency exchange loss of $0.8 million for the six months ended June 30, 2014, respectively. This increased foreign currency exchange loss was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the six months ended June 30, 2015 and 2014 were as follows (in thousands, except the effective tax rate):

	Six Months Ended June 30,
	2015	2014
Income tax expense	$44,503	$23,669
Effective tax rate	23.0%	24.9%

The tax provision for the six months ended June 30, 2015 and 2014 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2015 to be between 21% and 25%, which is subject to management’s quarterly review and revision, if necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the six months ended June 30, 2015, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings (loss) relative to domestic earnings as compared to the same period in the prior year.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the six months ended June 30, 2015 increased $7.4 million to $12.9 million as compared to $5.5 million for the same period in 2014 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at June 30, 2015 was $909.9 million, an increase of $130.6 million from working capital of $779.3 million at December 31, 2014. Our cash and cash equivalents at June 30, 2015 were $513.9 million compared to $466.7 million at December 31, 2014. The increase in cash and cash equivalents of $47.2 million was primarily the result of an increase in net cash provided by operating activities of $12.7 million and a decrease in net cash used in financing activities of $3.0 million, partially offset by an increase in net cash used in investing activities of $11.2 million. Our primary sources of operating cash flows are customer collections and retail sales collections. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, capital expenditures and debt service payments.

For the six months ended June 30, 2015, net cash provided by operating activities was $86.9 million as compared to $74.3 million for the six months ended June 30, 2014. On a comparative year-to-year basis, the $12.7 million increase in cash flows provided by operating activities for the six months ended June 30, 2015, primarily resulted from an increase in net earnings of $77.5 million and a decrease in prepaid expenses of $15.9 million, which were partially offset by an increase in accounts receivable balances of $71.8 million from increased sales volumes during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Net cash used in investing activities was $35.1 million for the six months ended June 30, 2015 as compared to $23.9 million for the six months ended June 30, 2014. The increase in net cash used in investing activities for the six months ended June 30, 2015 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $9.1 million. Capital expenditures primarily consisted of $19.9 million for several new store openings and remodels and $11.1 million for equipment costs for increased automation of our distribution centers. This was compared to capital expenditures of $23.9 million for the six months ended June 30, 2014, of which $14.0 million consisted of new store openings and remodels, $4.0 million for equipment upgrade costs for our European Distribution Center, $2.0 million related to a property purchase for potential future corporate development, and $1.6 million for equipment. Excluding the costs of upgrading our European Distribution Center and Ranch Belago distribution center, we expect our capital expenditures for the remainder of 2015 to be approximately $40 million to $45 million, which includes opening an additional 30 to 35 retail stores, several store remodels and a property purchase for potential future corporate development. We are currently in the process of upgrading the equipment for our European Distribution Center and estimate the cost of this equipment upgrade to be approximately $23.8 million, of which approximately $15.1 million has been incurred as of June 30, 2015. In addition, we are currently in the process upgrading our equipment in our Rancho Belago distribution center and estimate the cost of this equipment upgrade to be approximately $16.7 million, of which $9.6 has been incurred as of June 30, 2015. We expect to complete upgrades of both distribution centers by early 2016 and to fund these upgrades through existing cash balances and cash from operations.

Net cash used in financing activities was $3.1 million during the six months ended June 30, 2015 compared to $6.0 million during the six months ended June 30, 2014. The decrease in cash used in financing activities in the six months ended June 30, 2015 as compared to the same period in the prior year is primarily attributable to an increase in the excess tax benefit from share-based compensation.

Sources of Liquidity

On April 30, 2010, we entered into a construction loan agreement (the “Loan Agreement”), by and among HF Logistics-SKX T1, LLC (“HF-T1”), a wholly-owned subsidiary of HF Logistics SKX, LLC  (“HF”), Bank of America, N.A. and Raymond James Bank, FSB. Borrowings made pursuant to the Loan Agreement were up to a maximum limit of $55.0 million (the “Loan”), which were used to construct our domestic distribution center in Rancho Belago, California. Borrowings bore interest based on LIBOR, and the Loan Agreement’s original maturity date was April 30, 2012, which was extended to November 30, 2012. On November 16, 2012, HF-T1 executed a modification to the Loan Agreement (the “Modification”), which increased the borrowings under the Loan to $80.0 million and extended the maturity date of the Loan to October 30, 2015. The $80.0 million was used to (i) repay $54.7 million in outstanding borrowings under the original Loan, (ii) repay a loan of $18.3 million including accrued interest from HF to the joint venture partner, (iii) repay a loan to the joint venture partner of $2.5 million including accrued interest from Skechers RB, LLC, a wholly-owned subsidiary of our company (iv) pay a deferred management fee of $1.9 million to HF, (iv) pay distributions of $0.9 million to each of HF and Skechers RB, LLC, and (v) pay $0.8 million in loan commitment fees and other closing costs. Under the Modification, OneWest Bank, FSB is an additional lender that funded in part the increase to the Loan, and the interest rate on the Loan is the daily British Bankers Association LIBOR rate plus a margin of 3.75%, which is no longer subject to a minimum rate. The Loan Agreement and the Modification are subject to customary covenants and events of default. We were in compliance with all debt covenant provisions related to the Loan Agreement as of the date of this quarterly report. We had $77.4 million outstanding under the Loan Agreement and the Modification, which is included in current installments of long-term borrowings as of June 30, 2015. We paid commitment fees of $0.6 million on the Modification, which are being amortized to interest expense over the three-year life of the Modification.

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution center. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest accrues at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest accrues at a fixed rate of 3.19% per annum. As of June 30, 2015 an aggregate of $31.6 million was outstanding under the Notes, which is included in current installments of long-term borrowings. We paid commitment fees of $0.8 million on this loan, which are being amortized to interest expense over the five-year life of the Notes.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of June 30, 2015, there was $1.3 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets.

As of June 30, 2015, outstanding short-term and long-term borrowings were $112.2 million, of which $31.6 million relates to notes payable for warehouse equipment for our new distribution center that are secured by the equipment and $78.7 million relates to our construction loans for our domestic distribution center. We were in compliance with all debt covenants under the Loan Agreement, the Loan Documents and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through August 31, 2016. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, costs associated with upgrading the equipment in both our European distribution center and Rancho Belago distribution center, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB amended the FASB Accounting Standards Codification and created a new Topic 606, “Revenue from Contracts with Customers.” This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. We are currently evaluating the impact of ASC 606, but at the current time we do not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The amendment will be effective for our annual and interim reporting periods beginning January 1, 2016, with early adoption permitted. We will begin evaluating the impact of ASU 2015-02 based on this guidance upon adoption. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment will be effective for our annual and interim reporting periods beginning January 1, 2016 and should be applied on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on our results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities. This standard will not have a material impact on our consolidated financial statements.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2014 and the first six months of 2015, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative securities that require fair value presentation pursuant to ASC 815-25, “Derivatives and Hedging”.

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of June 30, 2015, we have $78.7 million and $0.6 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.2 million for the quarter ended June 30, 2015. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2015. The interest rate charged on our secured line of credit facility is based on the prime rate of interest, and changes in the prime rate of interest will have an effect on the interest charged on outstanding balances. As of June 30, 2015, there was $1.3 million outstanding under this credit facility.

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

Assets and liabilities outside the United States are located in those countries where we have subsidiaries or joint ventures: Belgium, Brazil, Chile, China, Canada, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Malaysia, the Netherlands, Peru, Poland, Portugal, Serbia, Singapore, Spain, Switzerland, Thailand, Vietnam, and the United Kingdom. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $2.7 million and a cumulative foreign currency translation gain of $1.1 million for the six months ended June 30, 2015 and 2014, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2015 would have reduced the values of our net investments by approximately $13.2 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements attributable to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Assessments of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements as a result of error or fraud may occur and not be detected.

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

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc. — On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal. Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased

Skechers Shape-ups footwear. Petitioner’s motion alleges that we have marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the Court’s authorization to institute a class action seeking damages (including damages for bodily injury), punitive damages, and injunctive relief. Petitioner’s motion was formally presented to the Court on June 29, 2012. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Angell action (as well as the Niras and Dedato actions described below) through authorization by the Québec Superior Court of a nationwide settlement class. That agreement was finalized by the parties in December 2013 and thereafter presented to the Québec Superior Court for approval. On November 5, 2014, the Court issued its formal judgment approving the settlement and the time for appealing the judgment has now expired without any appeal. Notwithstanding, claims are still being evaluated and the funds still have to be distributed to class members. In the event that there are unforeseen circumstances which upset the settlement, we cannot predict the outcome of this action or a reasonable range of potential losses or whether the outcome of this action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

Brenda Davies/Kourtney Smith v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 5, 2012, Brenda Davies filed a Statement of Claim in the Court of Queen’s Bench in Edmonton, Alberta, on behalf of all residents of Canada who purchased Skechers Shape-ups footwear. The Statement of Claim alleges that Skechers marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages (including damages for bodily injury), restitution, punitive damages, and injunctive relief. On or about November 21, 2013, an Amended Statement of Claim was filed to substitute a new representative plaintiff, Kourtney Smith, in place of Ms. Davies and to allege substantially the same claims as in the original Statement of Claim with respect to all Skechers toning footwear sold to residents of Canada. On or about February 28, 2014, representative plaintiff Smith agreed to the terms and conditions of the settlement reached in the Angell, Niras, and Dedato class actions (described above and below), and agreed to discontinue the Davies/Smith action once the settlement in the Angell, Niras, and Dedato class actions is finally approved by the Court and affirmed on appeal in the event an appeal is taken. On November 5, 2014, the Québec Superior Court issued its formal judgment approving the settlement in the Angell class action and the time for appealing the judgment has now expired without any appeal. On January 16, 2015, the Court in the Davies/Smith action issued an order effectively dismissing that action. Notwithstanding, claims are still being evaluated in connection with the settlement of the Angell action and the funds still have to be distributed to class members. In the event that there are unforeseen circumstances which upset the settlement we cannot predict the outcome of the Davies/Smith action or a reasonable range of potential losses or whether the outcome of the Davies/Smith action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

George Niras v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 21, 2012, George Niras filed a Statement of Claim in the Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Resistance Runners, Shape-ups Toners/Trainers, or Tone-ups. The Statement of Claim alleges that Skechers marketed these toning shoes through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The Statement seeks damages, restitution, punitive damages, and injunctive relief. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Niras action (as well as the Angell action described above and the Dedato action described below) through authorization by the Québec Superior Court of a nationwide settlement class. That agreement was finalized by the parties in December 2013 and thereafter presented to the Québec Superior Court for approval. On November 5, 2014, the Québec Superior Court issued its formal judgment approving the settlement and the time for appealing the judgment has now expired without any appeal. On November 20, 2014, the Ontario Superior Court issued an order effectively dismissing the Niras action. Notwithstanding, claims are still being evaluated in connection with the settlement of the Angell action and the funds still have to be distributed to class members. In the event that there are unforeseen circumstances which upset the settlement, we cannot predict the outcome of the Niras action or a reasonable range of potential losses or whether the outcome of the Niras action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

Frank Dedato v. Skechers U.S.A., Inc. and Skechers U.S.A. Canada, Inc. — On or about November 5, 2012, Frank Dedato filed a Statement of Claim in Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Tone-ups or Resistance Runners footwear. The Statement of Claim alleges that Skechers has allegedly made misleading statements about its footwear products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages, restitution, punitive damages, and injunctive relief. At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Dedato action (as well as the Angell and Niras actions described above) through authorization by the Québec Superior Court of a nationwide settlement class. That agreement was finalized by the parties in December 2013 and thereafter presented to the Québec Superior Court for approval. On November 5, 2014, the Québec Superior Court issued its formal judgment approving the settlement and the time for appealing the judgment has now expired without any appeal. Notwithstanding, claims are still being evaluated in connection with the settlement of the Angell action and the funds still have to be distributed to class members. In the event that there are unforeseen circumstances which upset the settlement, we cannot predict the outcome of the Dedato action or a reasonable range of potential losses or whether the outcome of the Dedato action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

Susan Cooper et al. v. Ontrea Inc. et al. — On October 22, 2014, the Company was named as a third-party defendant in a lawsuit pending in the Court of Queen’s Bench in Calgary, Alberta, Case No. 1301 10673. The third party notice asserts claims for indemnification and contribution arising from injuries plaintiff allegedly sustained as a result of wearing Shape-ups shoes. The class action settlement in the Angell action, described above, is expected to resolve the Cooper action. However, in the event there are unforeseen circumstances that upset the settlement, we cannot predict the outcome of the Cooper action or a reasonable range of potential losses or whether the outcome of the Cooper action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 1,199 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,233 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. The Company has resolved 432 personal injury claims in the MDL proceedings, comprised of 62 that were filed as formal actions and 370 that were submitted by plaintiff fact sheets. Skechers has also settled 8 claims in principle—6 filed cases and 2 claims submitted by plaintiff fact sheets—and anticipates that those settlements will be finalized in the near term. Forty-two cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. The MDL currently encompasses 1,129 personal injury cases (which include the claims of 1,437 individuals who filed court approved questionnaires) and 4 claims submitted by plaintiff fact sheets. Under a mediation procedure authorized by the District Court, a total of 2,353 settlement questionnaires were submitted by persons who had yet to file a lawsuit or who were already participants in the MDL or related coordinated proceedings pending in California state court (described in greater detail below). Mediations were held on October 4, 2014 and December 16, 2014, but no settlements were reached. On December 29, 2014, the District Court ordered that a total of sixty cases be selected by the parties for staggered, accelerated discovery and then either be remanded to their originating districts or set for trial. The sixty cases were selected in January 2015 and both written and deposition discovery is proceeding. Seven of the 60 accelerated cases have been dismissed either voluntarily or on motions by Skechers, and the Company expects the stipulated dismissal of an additional case will be ordered in the near term. To the extent that the remaining 52 accelerated cases are not resolved by dispositive motions or otherwise, trials are expected to be set for dates in early to mid-2016.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 71 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 914 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 67 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Four of the actions originally filed as LASC cases, brought on behalf of a total of 6 plaintiffs, have been dismissed. The claims of 44 additional plaintiffs have been dismissed entirely from certain of the lawsuits, either voluntarily, on motion by Skechers, or pursuant to a settlement agreement. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by Skechers. Thus, the LASC Coordinated Cases currently involve 67 pending personal injury lawsuits brought on behalf of a total of 864 plaintiffs. On March 12, 2014, the Superior Court selected twelve plaintiffs as bellwether cases to be set for one or more trials starting in March 2015. To date, extensive written discovery and document productions have taken place in the LASC cases. Over twenty fact witness depositions have been taken (all of which were cross-noticed in the MDL), as have eight expert depositions. Two of the bellwether cases have settled and one bellwether plaintiff dismissed her action after Skechers filed a motion for summary judgment. On January 7, 2015, the Court vacated the March 2015 initial bellwether trial date and granted Skechers’ motions for summary adjudication in five bellwether cases with respect to those plaintiffs’ advertising-related claims, including their claims for breach of warranty, fraud, and violations of consumer protection laws. On February 25, 2015, the Court granted Skechers’ motions for summary adjudication in the four remaining bellwether cases with respect to those plaintiffs’ advertising-related claims, including their claims for breach of warranty, fraud, and violations of consumer protection laws; the Court also granted Skechers’ summary adjudication motions as to two of the four plaintiffs’ products liability claims for an alleged failure to warn, and took under submission the portion of Skechers’ motions seeking summary adjudication of all four plaintiffs’ products liability claims for alleged design defects. If the remaining bellwether cases are not resolved, the Court also set trial dates of October 26, 2015 and January 25, 2016 for the first two bellwether cases, but deferred selection of the specific individual bellwether plaintiff to go forward on each of those two dates to a later time.

In other state courts, a total of 13 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Ten of those actions have been resolved and dismissed. The remaining 3 actions include the claims of 220 plaintiffs, all of whom had submitted court-approved settlement questionnaires in the MDL. No discovery has taken place in these actions. If not otherwise resolved, a trial date of January 4, 2016, has been set in one action currently pending in Missouri state-court. No other trial dates have been set.

The personal injury cases in the MDL and LASC Coordinated Cases and in other state courts are in many instances solicited and handled by the same plaintiffs law firms. Mediations were held with these laws firms on May 18, June 18, and July 24, 2015. Settlements in principle are being negotiated with several groups that collectively claim to represent over 2,700 claimants. The settlements involve complex monetary and non-monetary terms that still have to be negotiated and documented. If the group settlements are not finalized and the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. Notwithstanding, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously. In addition, even if the global settlement is finalized, it is too early to predict whether there will be future personal injury cases filed which are not covered by the settlement, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. Fact discovery in the ITC proceedings closed on April 10, 2015, and expert discovery is scheduled to close on May 29, 2015. Trial before the ITC commenced on August 3, 2015. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Deckers Outdoor Corporation v. Skechers U.S.A., Inc. — On November 20, 2014, Deckers filed an action against our company in the United States District Court for the Central District of California, Case 2:14-cv-08988-SJO-FFM, alleging trademark infringement, patent infringement, trade dress infringement, and unfair competition arising out of our alleged use of certain names and design elements. The complaint seeks, among other things, injunctive relief, an accounting of profits, compensatory damages, statutory, treble and punitive damages, costs and attorneys’ fees.. The Company has reached a settlement in principle involving both monetary and non-monetary terms and, if finalized, the settlement will not have a material adverse impact on our operations or financial position. Notwithstanding, if the parties are unable to complete the settlement, it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Brian Nicklaus v. Skechers USA, Inc. et al. On July 27, 2015, a former employee named Brian Nicklaus filed an action against our company in the Superior Court of California, County of Los Angeles, Case No. BC589344, alleging age discrimination, wrongful termination, and retaliation, among other causes of actions, and seeking compensatory damages, punitive and exemplary damages and attorneys’ fees. The company believes it has meritorious defenses, vehemently denies the allegations and intends to defend this case vigorously. Notwithstanding, It is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the six months ended June 30, 2015 and 2014, our net sales to our five largest customers accounted for approximately 16.3% and 16.6% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the six months ended June 30, 2015 and 2014. No customer accounted for more than 10% of outstanding accounts receivable balance at June 30, 2015 or December 31, 2014. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2015 and 2014, the top five manufacturers of our manufactured products produced approximately 58.2% and 57.9% of our total purchases, respectively. One manufacturer accounted for 33.5% of total purchases for the six months ended June 30, 2015, and the same manufacturer accounted for 36.3% of total purchases for the same period in 2014. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of June 30, 2015, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 47.3% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 16.1% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 36.1% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2015, Mr. Greenberg beneficially owned 32.6% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 44.3% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 24.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg and Mr. Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Mr. Greenberg’s and/or Mr. Schwartzberg’s interests may differ from the interests of the other stockholders. Each of them has an ability to significantly influence or substantially control actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 5. OTHER INFORMATION

On August 7, 2015, we entered into an employment agreement with our president, Michael Greenberg (the “Agreement”), with a term of four years starting on January 1, 2015.

The Agreement provides for the following compensation:

•	an annual base salary of not less than $2.2 million;
•	an annual bonus of not less than 0.25% of the amount that net sales for the current year exceeds net sales for the prior year, with such bonus being calculated and paid on a quarterly basis; and
•

acknowledgment of the previous award of 200,000 restricted shares of our stock, with one-quarter of the shares vesting on each of November 1, 2015 and the first three anniversaries thereof, pursuant to the restricted stock agreement that was entered into with Mr. Greenberg on October 21, 2014 (the “Restricted Stock Agreement”).

Under the terms of the Agreement, in the event that Mr. Greenberg’s employment is terminated by Skechers for “Cause” (as defined in the Agreement), or Mr. Greenberg terminates his employment without “Good Reason” (as defined in the Agreement), he shall be paid his then current salary through the “Date of Termination” (as defined in the Agreement).

Under the terms of the Agreement, in the event that Mr. Greenberg’s employment is terminated by Skechers without Cause, or Mr. Greenberg terminates his employment for Good Reason, or Mr. Greenberg’s employment is terminated by Skechers or its successor upon or within 120 days after a Change in Control (as defined in the Agreement), subject to a release of claims by Mr. Greenberg:

•	he shall be paid his then current salary for the remainder of the four year term;
•

he shall be paid an annual bonus for each of the remaining years of the four year term equal to the highest amount of the annual bonus that was earned by Mr. Greenberg in any year of the four year term prior to his termination; and

•	Skechers shall accelerate the vesting of all restricted shares of our stock held by Mr. Greenberg, subject to the terms of Skechers’ 2007 Incentive Award Plan and the Restricted Stock Agreement.

During the period of his employment, Mr. Greenberg has agreed not to compete with Skechers, and during the four-year term of the Agreement and for a period of one year thereafter, Mr. Greenberg has agreed not to solicit any employees of Skechers.

The Agreement is filed as Exhibit 10.5 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Credit Agreement dated June 30, 2015, by and among the Registrant, certain of its subsidiaries who are also borrowers under the Agreement, certain of its subsidiaries who are guarantors under the Agreement, and Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.2

Lease Agreement dated July 10, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II BVBA, regarding ProLogis Park Liege Distribution Center IV in Liege, Belgium.

10.3

Addendum to Agreement dated August 3, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA, and ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Centers I, II and III in Liege, Belgium.

10.4

Addendum to Agreement dated August 3, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA, and ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center IV in Liege, Belgium.

10.5	Employment Agreement, executed August 7, 2015, effective as of January 1, 2015, between the Registrant and Michael Greenberg.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 10, 2015	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer