Form 10-Q
period 2015-09-30
SKECHERS USA INC
filed 2015-11-06
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2015: 129,968,874.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2015: 26,278,458.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$510,679	$466,685
Trade accounts receivable, less allowances of $23,168 in 2015 and $21,007 in 2014	396,428	272,103
Other receivables	15,642	16,510
Total receivables	412,070	288,613
Inventories	500,201	453,837
Prepaid expenses and other current assets	70,865	57,015
Deferred tax assets	18,866	18,864
Total current assets	1,512,681	1,285,014
Property, plant and equipment, net	388,842	373,183
Other assets	39,131	16,721
Total non-current assets	427,973	389,904
TOTAL ASSETS	$1,940,654	$1,674,918
LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$30,565	$101,407
Short-term borrowings	57	1,810
Accounts payable	407,612	352,815
Accrued expenses	79,881	49,705
Total current liabilities	518,115	505,737
Long-term borrowings, excluding current installments	70,147	15,081
Other long-term liabilities	26,901	19,993
Total non-current liabilities	97,048	35,074
Total liabilities	615,163	540,811
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $.001 par value; 500,000 shares authorized; 126,651 and 120,863 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	127	120
Class B Common Stock, $.001 par value; 75,000 shares authorized; 26,278 and 31,410 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	26	30
Additional paid-in capital	374,739	355,536
Accumulated other comprehensive loss	(27,528)	(16,077)
Retained earnings	938,104	735,640
Skechers U.S.A., Inc. equity	1,285,468	1,075,249
Noncontrolling interests	40,023	58,858
Total equity	1,325,491	1,134,107
TOTAL LIABILITIES AND EQUITY	$1,940,654	$1,674,918

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$856,179	$674,270	$2,424,640	$1,807,839
Cost of sales	469,173	369,772	1,330,486	993,563
Gross profit	387,006	304,498	1,094,154	814,276
Royalty income	2,312	2,070	7,824	6,928
	389,318	306,568	1,101,978	821,204
Operating expenses:
Selling	63,685	50,239	177,652	140,820
General and administrative	230,048	182,186	628,210	504,325
	293,733	232,425	805,862	645,145
Earnings from operations	95,585	74,143	296,116	176,059
Other income (expense):
Interest income	149	187	493	488
Interest expense	(2,652)	(2,671)	(8,530)	(9,024)
Other, net	(3,409)	(3,898)	(5,180)	(4,832)
Total other income (expense)	(5,912)	(6,382)	(13,217)	(13,368)
Earnings before income tax expense	89,673	67,761	282,899	162,691
Income tax expense	15,839	12,682	60,342	36,351
Net earnings	73,834	55,079	222,557	126,340
Less: Net earnings attributable to non-controlling interests	7,232	3,956	20,093	9,450
Net earnings attributable to Skechers U.S.A., Inc.	$66,602	$51,123	$202,464	$116,890
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.44	$0.34	$1.33	$0.77
Diluted	$0.43	$0.33	$1.31	$0.77
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	152,895	151,882	152,677	151,753
Diluted	154,477	152,954	154,073	152,746

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$73,834	$55,079	$222,557	$126,340
Other comprehensive loss, net of tax:
Net unrealized loss on derivative	(1,737)	—	(1,737)	—
Loss on foreign currency translation adjustment	(9,158)	(4,611)	(12,037)	(3,509)
Comprehensive income	62,939	50,468	208,783	122,831
Less: Comprehensive income attributable to non-controlling interests	5,118	3,793	17,770	9,312
Comprehensive income attributable to Skechers U.S.A., Inc.	$57,821	$46,675	$191,013	$113,519

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$222,557	$126,340
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	42,467	34,967
Amortization of deferred financing costs	687	901
Amortization of intangible assets	106	701
Provision for bad debts and returns	5,489	9,460
Non-cash share-based compensation	13,547	4,934
Deferred income taxes	2,362	24,664
Other	561	413
(Increase) decrease in assets:
Receivables	(151,003)	(123,410)
Inventories	(53,488)	(7,800)
Prepaid expenses and other current assets	(14,650)	(19,155)
Other assets	(9,866)	662
Increase (decrease) in liabilities:
Accounts payable	60,332	52,703
Accrued expenses	37,254	14,250
Other long-term liabilities	2,808	—
Net cash provided by operating activities	159,163	119,630
Cash flows from investing activities:
Capital expenditures	(58,199)	(41,976)
Intangible asset additions	(59)	—
Purchases of investments	(3,369)	—
Proceeds from sales of investments	144	—
Net cash used in investing activities	(61,483)	(41,976)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through employee stock purchase plan	2,238	1,721
Payments on long-term debt	(16,537)	(8,986)
Proceeds from long-term debt	762	—
Proceeds (payments) on short-term borrowings	(1,751)	3
Excess tax benefits from share-based compensation	3,420	209
Contribution from non-controlling interests of consolidated entity	485	83
Distributions to non-controlling interests of consolidated entity	(37,090)	(3,250)
Net cash used in financing activities	(48,473)	(10,220)
Net increase in cash and cash equivalents	49,207	67,434
Effect of exchange rates on cash and cash equivalents	(5,213)	1,345
Cash and cash equivalents at beginning of the period	466,685	372,011
Cash and cash equivalents at end of the period	$510,679	$440,790

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,295	$7,974
Income taxes	59,698	24,179

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

(Unaudited)

(1)	GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S‑X. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

On August 21, 2015, the Company’s board of directors approved a three-for-one stock split, effected in the form of a stock dividend, of both the Company’s Class A and Class B common stock. The stock split was made on October 16, 2015 to shareholders of record at the close of business on October 2, 2015. All share numbers and per share amounts presented in the condensed consolidated financial statements reflect the three-for-one stock split.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the relatively short maturity of such instruments.

The carrying amount of the Company’s long-term borrowings, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 2, Derivative Instruments).  The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of September 30, 2015, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities on the Company’s condensed consolidated balance sheet.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2018, although early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which indicates the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016 and should be applied on a retrospective basis, although early adoption is permitted. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities that are not line-of-credit arrangements. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, which amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements – Going Concern.” This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The Company will begin evaluating going concern disclosures based on this guidance upon adoption. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

(2)DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company used an interest rate swap as part of its interest rate risk management strategy.  The Company’s interest rate swap is designated as a cash flow hedge, which involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  On August 12, 2015, in connection with refinancing its domestic distribution center loan, described more fully below, the Company entered into a variable-to-fixed interest rate swap agreement with Bank of America, N.A., to hedge the cash flows on the Company’s $70.0 million variable rate debt. As of September 30, 2015, the swap agreement has an aggregate notional amount of $69.9 million and a maturity date of August 12, 2022, subject to early termination commencing on August 1, 2020 at the option of HF Logistics-SKX T1, LLC (“HF-T1”), a wholly-owned subsidiary of the Company’s joint venture HF Logistics-SKX, LLC (the “JV”), Under the terms of the swap agreement, the Company will pay a weighted-average fixed rate of 2.08% on the $69.9 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, which both are recorded to interest expense in the Company’s condensed consolidated financial statements.  The rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate basis for the next seven years, thus reducing the impact of interest-rate changes on future interest expense.

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects net earnings. The total net loss, net of taxes, recognized in accumulated other comprehensive (loss) income, related to the Company’s cash flow hedge as of September 30, 2015 was $1.7 million. The Company did not recognize in its condensed consolidated statement of earnings a loss on the Company’s cash flow hedges, due to ineffectiveness, for the three and nine months ended September 30, 2015.

The fair value of the fixed-to-variable interest rate swap agreement related to the construction loan (see Note 3 Lines of Credit, Short-Term and Long-Term Borrowings) due 2020 was a liability of $1.7 million at September 30, 2015.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 30, 2015, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

(3)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $2.1 million and $3.4 million of outstanding letters of credit as of September 30, 2015 and December 31, 2014, respectively, and approximately $0.1 million and $1.8 million in short-term borrowings as of September 30, 2015 and December 31, 2014, respectively.

Long-term borrowings at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	2015	2014
Note payable to banks, due in monthly installments of $249.6 (includes principal and interest), variable-rate interest at 2.19% per annum, secured by property, balloon payment of $62,843 due August 2020	$69,879	$—
Note payable to banks, due in monthly installments of $338.4 (includes principal and interest), variable-rate interest at 3.90% per annum, secured by property, balloon payment of $77,060 due October 2015, repaid in August 2015	—	77,900
Note payable to banks, due in monthly installments of $531.4 (includes principal and interest), fixed-rate interest at 3.54% per annum, secured by property, balloon payment of $12,635 due December 2015	13,582	17,940
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 due June 2016	15,220	19,159
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed- rate interest at 5.24% per annum, maturity date of July 2019	1,270	1,489
Loan payable to a bank, due in quarterly installments of $95.2 starting July 2016 (includes principal), variable-rate interest at 11.50% per annum, due April 2018	761	—
Subtotal	100,712	116,488
Less current installments	30,565	101,407
Total long-term borrowings	$70,147	$15,081

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of September 30, 2015 and December 31, 2014, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of December 31, 2014, is related to the Company’s joint venture in India.

On April 30, 2010, the JV, through HF-T1, entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the project on certain property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.

On August 11, 2015, the JV, through HF-T1, entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification. As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a prepayment on the Original Loan based on the Company’s 50% equity interest in the JV. The prepayment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015 (see Note 2, Derivative Instruments).

(4)	STOCKHOLDERS’ EQUITY

On September 24, 2015, the Company’s stockholders approved an amendment to its Certificate of Incorporation to increase the authorized number of Class A Common Stock from 100 million shares to 500 million shares and Class B Common Stock from 60 million shares to 75 million shares. The amendment increasing the Company’s authorized common stock became effective with the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware on September 24, 2015.

During the three months ended September 30, 2015, 1,908,000 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended September 30, 2014, no shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2015, 5,131,296 shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2014, 899,328 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to noncontrolling interests (in thousands):

	Nine Months Ended September 30,
	2015	2014
Non-controlling interests, beginning of period	$58,858	$49,598
Net earnings attributable to non-controlling interests	20,093	9,450
Foreign currency translation adjustment	(2,323)	(138)
Capital contribution by non-controlling interests	485	83
Capital distribution to non-controlling interests	(37,090)	(3,250)
Non-controlling interests, end of period	$40,023	$55,743

(5)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2015 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	September 30, 2015	December 31, 2014
Current assets	$2,400	$6,812
Noncurrent assets	114,897	118,837
Total assets	$117,297	$125,649

Current liabilities	$2,771	$78,668
Noncurrent liabilities	71,122	1,194
Total liabilities	$73,893	$79,862

Distribution joint ventures (1)	September 30, 2015	December 31, 2014
Current assets	$169,119	$94,819
Noncurrent assets	14,749	10,322
Total assets	$183,868	$105,141

Current liabilities	$81,208	$38,470
Noncurrent liabilities	823	66
Total liabilities	$82,031	$38,536

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

Net earnings attributable to non-controlling interests were $7.2 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, which represents the share of net earnings that is attributable to the Company’s joint venture partners. Net earnings attributable to non-controlling interests were $20.1 million and $9.5 million for the nine months ended September 30, 2015 and 2014, respectively. HF Logistics-SKX, LLC made capital distributions of $34.7 million and $36.6 million during the three and nine months ended September 30, 2015, respectively. HF Logistics-SKX, LLC made capital distributions of $1.3 million and $2.9 million during the three and nine months ended September 30, 2014, respectively. Skechers China Limited made no capital distributions during the three months ended September 30, 2015 and capital distributions of $0.5 million during the nine months ended September 30, 2015. Skechers China Limited made capital distributions of $0.4 million during the three and nine months ended September 30, 2014. The Company’s distribution joint venture partners made no cash capital contributions during the three months ended September 30, 2015 and cash capital contributions of $0.5 million during the nine months ended September 30, 2015. The Company’s distribution joint venture partners made cash capital contributions of $0.1 million during the three and nine months ended September 30, 2014.

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per share	2015	2014	2015	2014
Net earnings attributable to Skechers U.S.A., Inc.	$66,602	$51,123	$202,464	$116,890
Weighted average common shares outstanding	152,895	151,882	152,677	151,753
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.44	$0.34	$1.33	$0.77

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per share	2015	2014	2015	2014
Net earnings attributable to Skechers U.S.A., Inc.	$66,602	$51,123	$202,464	$116,890

Weighted average common shares outstanding	152,895	151,882	152,677	151,753
Dilutive effect of nonvested shares	1,582	1,072	1,396	993
Weighted average common shares outstanding	154,477	152,954	154,073	152,746

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.43	$0.33	$1.31	$0.77

(7)	STOCK COMPENSATION

For stock-based awards the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $4.7 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively. Share-based compensation expense was $13.5 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s Equity Incentive Plans as of and for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	3,791,499	$14.46
Granted	40,500	29.83
Vested	(513,999)	10.03
Nonvested at September 30, 2015	3,318,000	$15.33

As of September 30, 2015, there was $37.3 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.1 years.

(8)	INCOME TAXES

Income tax expense and the effective tax rate for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except the effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense	$15,839	$12,682	60,342	$36,351
Effective tax rate	17.7%	18.7%	21.3%	22.3%

The tax provision for the three and nine months ended September 30, 2015 and 2014 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate in 2015 to be between 20% and 23%, which is subject to management’s quarterly review and revision, if necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended September 30, 2015, the decrease in the effective tax rate was primarily due to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year. For the nine months ended September 30, 2015, the decrease in the effective tax rate was primarily due to the reduction in the balance of unrecognized tax benefits resulting from the lapse of the statute of limitations in certain foreign jurisdictions.

As of September 30, 2015, the Company had approximately $510.7 million in cash and cash equivalents, of which $198.7 million, or 38.9%, was held outside the U.S. Of the $198.7 million held by the Company’s foreign subsidiaries, approximately $26.5 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

(9)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $199.1 million and $166.9 million before allowances for bad debts, sales returns and chargebacks at September 30, 2015 and December 31, 2014, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $220.5 million and $126.2 million before allowance for bad debts, sales returns and chargebacks at September 30, 2015 and December 31, 2014, respectively. The Company’s credit losses attributable to write-offs for the three months ended September 30, 2015 and 2014 were $1.5 million and $1.9 million, respectively. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2015 and 2014 were $2.2 million and $6.8 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $677.7 million and $548.9 million at September 30, 2015 and December 31, 2014, respectively.

The Company’s net sales to its five largest customers accounted for approximately 13.4% and 14.8% of total net sales for the three months ended September 30, 2015 and 2014, respectively. The Company’s net sales to its five largest customers accounted for approximately 15.1% and 15.9% of total net sales for the nine months ended September 30, 2015 and 2014, respectively. No customer accounted for more than 10% of the Company’s net sales during the three and nine months ended September 30, 2015 and 2014. No customer accounted for more than 10% of net trade receivables at September 30, 2015 or December 31, 2014.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Manufacturer #1	41.2%	41.2%	41.4%	38.0%
Manufacturer #2	8.4%	6.4%	7.6%	5.7%
Manufacturer #3	3.5%	5.1%	4.9%	5.5%
Manufacturer #4	3.3%	4.6%	3.4%	5.3%
Manufacturer #5	3.3%	4.4%	3.1%	4.4%
	59.7%	61.7%	60.4%	58.9%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Domestic wholesale	$300,114	$268,449	$960,089	$757,626
International wholesale	319,551	209,041	846,994	539,175
Retail	229,864	190,178	597,088	490,936
E-commerce	6,650	6,602	20,469	20,102
Total	$856,179	$674,270	$2,424,640	$1,807,839

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross profit:
Domestic wholesale	$113,748	$100,543	$374,541	$279,284
International wholesale	132,460	87,493	349,608	228,574
Retail	135,996	113,428	356,934	297,006
E-commerce	4,802	3,034	13,071	9,412
Total	$387,006	$304,498	$1,094,154	$814,276

	September 30, 2015	December 31, 2014
Identifiable assets:
Domestic wholesale	$1,096,949	$979,582
International wholesale	628,039	510,063
Retail	215,447	185,041
E-commerce	219	232
Total	$1,940,654	$1,674,918

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Additions to property, plant and equipment:
Domestic wholesale	$7,609	$752	$17,025	$5,708
International wholesale	3,750	9,924	12,276	14,858
Retail	13,836	7,373	28,898	21,410
Total	$25,195	$18,049	$58,199	$41,976

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales (1):
United States	$486,168	$427,508	$1,452,036	$1,174,172
Canada	32,663	28,071	83,546	68,188
Other international (2)	337,348	218,691	889,058	565,479
Total	$856,179	$674,270	$2,424,640	$1,807,839

	September 30, 2015	December 31, 2014
Property, plant and equipment, net:
United States	$338,557	$332,383
Canada	8,541	7,203
Other international (2)	41,744	33,597
Total	$388,842	$373,183

(1)

The Company has subsidiaries in Austria, Belgium, Brazil, Canada, Chile, France, Germany, Hungary, Italy, Japan, the Netherlands, Panama, Portugal, Spain, Switzerland, and the United Kingdom that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in China, Hong Kong, India, Malaysia, Singapore, and Thailand that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. Net sales are attributable to geographic regions based on the location of the Company subsidiary.

(2)

Other international includes Austria, Belgium, Brazil, Canada, Chile, China, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Malaysia, Macedonia, Montenegro, the Netherlands, Panama, Poland, Portugal, Serbia, Singapore, Spain, Switzerland, Thailand, Vietnam, and the United Kingdom.

(11)	LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by the Company, and that the Company failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, the Company is named as a defendant in 1,181 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,233 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. The Company has resolved 449 personal injury claims in the MDL proceedings, comprised of 79 that were filed as formal actions and 370 that were submitted by plaintiff fact sheets. The Company has also settled 8 claims in principle—6 filed cases and 2 claims submitted by plaintiff fact sheets—and anticipates that those settlements will be finalized in the near term. Forty-two cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. The MDL currently encompasses 1,112 personal injury cases (which include the claims of 1,437 individuals who filed court approved questionnaires) and 4 claims submitted by plaintiff fact sheets. Under a mediation procedure authorized by the District Court, a total of 2,353 settlement questionnaires were submitted by persons who had yet to file a lawsuit or who were already participants in the MDL or related coordinated proceedings pending in California state court (described in greater detail below).  On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Four of the actions originally filed as LASC cases, brought on behalf of a total of 6 plaintiffs, have been dismissed. The claims of 44 additional plaintiffs have been dismissed entirely from certain of the lawsuits, either voluntarily, on motion by the Company, or pursuant to a settlement agreement. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by the Company. Thus, the LASC Coordinated Cases currently involve 68 pending personal injury lawsuits brought on behalf of a total of 870 plaintiffs. On March 12, 2014, the Superior Court selected twelve plaintiffs as bellwether cases to be set for one or more trials starting in March 2015. To date, extensive written discovery and document productions have taken place in the LASC cases. Over twenty fact witness depositions have been taken (all of which were cross-noticed in the MDL), as have eight expert depositions. Two of the bellwether cases have settled and one bellwether plaintiff dismissed her action after the Company filed a motion for summary judgment. On January 7, 2015, the Court vacated the March 2015 initial bellwether trial date and granted the Company’s motions for summary adjudication in five bellwether cases with respect to those plaintiffs’ advertising-related claims, including their claims for breach of warranty, fraud, and violations of consumer protection laws. On February 25, 2015, the Court granted the Company’s motions for summary adjudication in the four remaining bellwether cases with respect to those plaintiffs’ advertising-related claims, including their claims for breach of warranty, fraud, and violations of consumer protection laws; the Court also granted the Company’s summary adjudication motions as to two of the four plaintiffs’ products liability claims for an alleged failure to warn, and took under submission the portion of the Company’s motions seeking summary adjudication of all four plaintiffs’ products liability claims for alleged design defects.  On November 3, 2015, the Company finalized a settlement with 460 plaintiffs in the LASC cases, including all of the bellwether plaintiffs.  On August 26, 2015, the Court vacated the pending trial dates.  On October 27, 2015, the Court opened discovery in the remaining LASC cases.  No new trial dates have been set.

In other state courts, a total of 11 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Ten of those actions have been resolved and dismissed. The remaining  action includes the claims of 65 plaintiffs, all of whom had submitted court-approved settlement questionnaires in the MDL. No discovery has taken place in this action. The claims in this remaining state court case are expected to be resolved by the group settlements discussed below.

The personal injury cases in the MDL and LASC Coordinated Cases and in other state courts are in many instances solicited and handled by the same plaintiffs law firms. Mediations were held with these laws firms on May 18, June 18, and July 24, 2015. Settlements in principle have been reached with attorneys who claim to represent over 2,650 current or potential claimants. The settlements involve complex monetary and non-monetary terms that still have to be negotiated and documented. If the group settlements are not finalized and the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on the Company’s operations or financial position, and whether insurance coverage will be adequate to cover any losses. Notwithstanding, the Company believes is has meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously. In addition, even if the global settlement is finalized, it is too early to predict whether there will be future personal injury cases filed which are not covered by the settlement, whether adverse results in any single case or in the aggregate would have a material adverse impact on the Company’s operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of the Company’s alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including the Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal

Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, The Company responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015 and a decision is expected to be issued shortly. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intend to defend these legal matters vigorously.

The Company has reserved $5.0 million for costs and potential exposure related to the settlement of the foregoing personal injury lawsuits. Additionally, the Company has recorded an expense of $5.9 million in legal fees and associated costs related to the Converse litigation. Both of these amounts are included in general and administrative expense in the accompanying condensed consolidated statement of operations for the quarter ended September 30, 2015. Although management believes the Company’s third quarter reserve of $10.9 million appropriately reflect the current estimated range of loss, it is not possible to predict the final outcome of the related proceedings or any other pending legal proceedings and, consequently, the final exposure and costs associated with pending legal proceedings could have a further material adverse impact on the Company’s result of operations or financial position.

In accordance with GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2015, nor is it possible to estimate what litigation-related costs will be in the future.

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

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•	international economic, political and market conditions including the uncertainty of the China markets and of sustained recovery in our European markets;
•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•	our ability to sustain, manage and forecast our costs and proper inventory levels;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
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

FINANCIAL OVERVIEW

Our net sales for the three months ended September 30, 2015 were $856.2 million, an increase of $181.9 million, or 27.0%, as compared to net sales of $674.3 million for the three months ended September 30, 2014, which was primarily attributable to increased sales across several key divisions including Women’s GO, Women’s U.S.A., Women’s Active, Men’s U.S.A., and Men’s Sport divisions. Gross margins were 45.2% for each of the three months ended September 30, 2015 and 2014, which was a result of increased margins in our domestic wholesale segment due to increased sales of products with higher average selling prices and decreased closeouts. These increased margins were offset by decreased margins in our international wholesale and retail segments due to the negative effect of foreign currency exchange rates from a strengthening U.S. dollar. Net earnings attributable to Skechers U.S.A., Inc. were $66.6 million for the three months ended September 30, 2015, an increase of $15.5 million, or 30.3%, compared to net earnings of $51.1 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2015 were $0.43, which reflected a 29.0% increase from the $0.33 diluted earnings per share reported in the prior-year period. Earnings from operations attributable to Skechers U.S.A., increased $21.5 million to $95.6 million, or 11.2% of net sales, for the three months ended September 30, 2015 from $74.1 million, or 11.0% of net sales, for the same period in 2014. The increase in net earnings attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2015 was primarily the result of increased sales in our domestic wholesale, international wholesale and retail segments following the introduction of new products. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

We have four reportable segments – domestic wholesale sales, international wholesale sales, retail sales, which includes domestic and international retail sales, and e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended September 30,
	2015	2014
Percentage of revenues by segment:
Domestic wholesale	35.1%	39.8%
International wholesale	37.3%	31.0%
Retail	26.8%	28.2%
E-commerce	0.8%	1.0%
Total	100.0%	100.0%

As of September 30, 2015, we owned and operated 495 stores, which includes 377 domestic retail stores and 118 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first nine months of 2015, we opened two domestic concept stores, six domestic outlet stores, 14 domestic warehouse stores, ten international concept stores, four international outlet stores, and one international wholesale store. We also took over the operations of 15 international concept stores and two international outlet stores from our distributor in Panama. In addition, we closed six domestic concept stores, one domestic outlet store, and one international concept store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2015, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 12 to 17 stores during the remainder of the year, and (v) continuing to upgrade our European distribution center to increase our capacity and efficiency and to better manage our growth worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net sales	$856,179	100.0%	$674,270	100.0%	$2,424,640	100.0%	$1,807,839	100.0%
Cost of sales	469,173	54.8	369,772	54.8	1,330,486	54.9	993,563	55.0
Gross profit	387,006	45.2	304,498	45.2	1,094,154	45.1	814,276	45.0
Royalty income	2,312	0.3	2,070	0.3	7,824	0.3	6,928	0.4
	389,318	45.5	306,568	45.5	1,101,978	45.4	821,204	45.4
Operating expenses:
Selling	63,685	7.4	50,239	7.5	177,652	7.3	140,820	7.8
General and administrative	230,048	26.9	182,186	27.0	628,210	25.9	504,325	27.9
	293,733	34.3	232,425	34.5	805,862	33.2	645,145	35.7
Earnings from operations	95,585	11.2	74,143	11.0	296,116	12.2	176,059	9.7
Interest income	149	—	187	0.1	493	—	488	0.1
Interest expense	(2,652)	(0.3)	(2,671)	(0.5)	(8,530)	(0.3)	(9,024)	(0.5)
Other, net	(3,409)	(0.4)	(3,898)	(0.6)	(5,180)	(0.2)	(4,832)	(0.3)
Earnings before income tax expense	89,673	10.5	67,761	10.0	282,899	11.7	162,691	9.0
Income tax expense	15,839	1.9	12,682	1.8	60,342	2.5	36,351	2.0
Net earnings	73,834	8.6	55,079	8.2	222,557	9.2	126,340	7.0
Less: Net earnings attributable to non- controlling interests	7,232	0.8	3,956	0.6	20,093	0.8	9,450	0.5
Net earnings attributable to Skechers U.S.A., Inc.	$66,602	7.8%	$51,123	7.6%	$202,464	8.4%	$116,890	6.5%

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Net sales

Net sales for the three months ended September 30, 2015 were $856.2 million, an increase of $181.9 million, or 27.0%, as compared to net sales of $674.3 million for the three months ended September 30, 2014. The increase in net sales was primarily attributable to increased sales in our domestic wholesale, international wholesale and retail segments primarily from the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $31.7 million, or 11.8%, to $300.1 million for the three months ended September 30, 2015 from $268.4 million for the three months ended September 30, 2014. The increase in our domestic wholesale segment was attributable to strong sales and significant growth in several key divisions including Women’s GO, Women’s U.S.A., Women’s Active, Men’s U.S.A., and Men’s Sport divisions. The average selling price per pair within the domestic wholesale segment increased $1.57 to $24.55 per pair for the three months ended September 30, 2015 from $22.98 per pair for the same period last year, which was attributable to variation in product mix with sales of more products with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on a 4.6% unit sales volume increase to 12.2 million pairs for the three months ended September 30, 2015 from 11.7 million pairs for the same period in 2014.

Our international wholesale segment sales increased $110.6 million, or 52.9%, to $319.6 million for the three months ended September 30, 2015 compared to sales of $209.0 million for the three months ended September 30, 2014. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $68.2 million, or 45.3%, to $218.5 million for the three months ended September 30, 2015 compared to net sales of $150.3 million for the three months ended September 30, 2014. The largest sales increases during the quarter came from our subsidiaries in the United Kingdom, Germany and our joint venture in China, primarily due to increased sales of product from our Women’s Sport, Women’s GO, and Men’s Sport divisions. Our distributor sales increased $42.4 million to $101.1 million for the three months ended September 30, 2015, a 72.2% increase from sales of $58.7 million for the three months ended September 30, 2014. The largest sales increases during the quarter came from sales to our distributors in the United Arab Emirates (“UAE”), South Korea, Indonesia, Australia and New Zealand, and were primarily driven by increased sales of product from our Women’s Sport, Women’s GO, Men’s Sport and Men’s GO divisions.

Our retail segment sales increased $39.7 million to $229.9 million for the three months ended September 30, 2015, a 20.9% increase over sales of $190.2 million for the three months ended September 30, 2014. The increase in retail sales was primarily attributable to increased comparable store sales of 10.4% resulting from increased sales across several key divisions including Women’s GO, Women’s Sport, Girls, Boys, and Men’s Sport divisions. During the third quarter of 2015, we opened two domestic concept stores, two domestic outlet stores, eight domestic warehouse stores, five international concept stores, and two international outlet stores. We also took over the operations of 15 international concept stores and two international outlet stores from our distributor in Panama. In addition, we closed one domestic concept store and one international concept store. For the three months ended September 30, 2015, our domestic retail sales increased 17.7% compared to the same period in 2014, which was primarily attributable to positive comparable domestic store sales of 10.1% and a net increase of 26 domestic stores. Our international retail store sales increased 33.8% compared to the same period in 2014, which was primarily attributable to positive comparable international store sales of 11.5% and a net increase of 20 international stores when compared to the prior period.

Our e-commerce sales were $6.6 million for each of the three months ended September 30, 2015 and 2014. Our e-commerce sales made up approximately 0.8% and 1.0% of our consolidated net sales for each of the three-month periods ended September 30, 2015 and 2014, respectively.

Gross profit

Gross profit for the three months ended September 30, 2015 increased $82.5 million to $387.0 million as compared to $304.5 million for the three months ended September 30, 2014. Gross profit as a percentage of net sales, or gross margins, were 45.2% for each of the three-month periods ended September 30, 2015 and 2014. Our domestic wholesale segment gross profit increased $13.2 million to $113.7 million for the three months ended September 30, 2015 compared to $100.5 million for the three months ended September 30, 2014. Domestic wholesale margins increased slightly to 37.9% for the three months ended September 30, 2015 from 37.5% for the same period in the prior year. The increase in domestic wholesale margins was attributable to reduced closeouts and increased sales from our higher margin Women’s U.S.A., Women’s GO, Men’s U.S.A., and Men’s Sport footwear.

Gross profit for our international wholesale segment increased $45.0 million, or 51.4%, to $132.5 million for the three months ended September 30, 2015 compared to $87.5 million for the three months ended September 30, 2014. International wholesale gross margins were 41.5% for the three months ended September 30, 2015 and compared to 41.9% for the three months ended September 30, 2014. Gross margins for our direct subsidiary sales decreased to 46.7% for the three months ended September 30, 2015 as compared to 48.0% for the three months ended September 30, 2014, which was primarily attributable to the negative effect of foreign currency exchange rates due to a strengthening U.S. dollar. Gross margins for our distributor sales were 30.2% for the three months ended September 30, 2015 as compared to 26.2% for the three months ended September 30, 2014, which was primarily due to increased sales of newer products with higher margins in the UAE, South Korea, Indonesia, Australia and New Zealand.

Gross profit for our retail segment increased $22.6 million, or 19.9%, to $136.0 million for the three months ended September 30, 2015 as compared to $113.4 million for the three months ended September 30, 2014. Gross margins for all company-owned domestic and international stores were 59.2% for the three months ended September 30, 2015 as compared to 59.6% for the three months ended September 30, 2014. Gross margins for our domestic stores were 61.3% and 60.0% for the three months ended September 30, 2015 and 2014, respectively. The increase in domestic retail gross margins was primarily attributable to higher margins on our Women’s Go and Men’s Sport footwear. Gross margins for our international stores were 51.5% for the three months ended September 30, 2015 as compared to 58.3% for the three months ended September 30, 2014. The decrease in gross margins for the international retail segment primarily resulted from the negative effect of foreign currency exchange rates due to a strengthening U.S. dollar.

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

Selling expenses

Selling expenses increased by $13.5 million, or 26.8%, to $63.7 million for the three months ended September 30, 2015 from $50.2 million for the three months ended September 30, 2014. As a percentage of net sales, selling expenses were 7.4% and 7.5% for the three months ended September 30, 2015 and 2014, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $14.1 million for the three months ended September 30, 2015.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $47.8 million, or 26.3%, to $230.0 million for the three months ended September 30, 2015 from $182.2 million for the three months ended September 30, 2014. As a percentage of sales, general and administrative expenses were 26.9% and 27.0% for the three months ended September 30, 2015 and 2014, respectively. The $47.8 million increase in general and administrative expenses was primarily attributable to $14.7 million related to supporting our international operations due to increased sales volumes and $13.8 million of operating expenses attributable to opening an additional 46 stores since September 30, 2014, in addition to 17 stores that were transitioned from our distributor in Panama. We also had increased legal expenses of $5.0 million during the quarter related to settling personal injury lawsuits arising out of our toning footwear business and higher legal fees and associated costs of approximately $5.9 million primarily related to intellectual property litigation, as well as increased deferred rent expenses of $3.5 million related to our two new stores in New York. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $8.1 million to $45.1 million for the three months ended September 30, 2015 as compared to $37.0 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

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

Other income (expense)

Interest income was $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense was $2.7 million for the three months ended September 30, 2015 and 2014. Other expense decreased $0.5 million to $3.4 million for the three months ended September 30, 2015 as compared to other expense of $3.9 million for the same period in 2014. The decrease in other expense was primarily attributable to foreign currency exchange loss of $2.6 million for the three months ended September 30, 2015, as compared to a foreign currency exchange loss of $3.7 million for the three months ended September 30, 2014. This decreased foreign currency exchange loss was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended September 30, 2015 and 2014 were as follows (in thousands, except the effective tax rate):

	Three Months Ended September 30,
	2015	2014
Income tax expense	$15,839	$12,682
Effective tax rate	17.7%	18.7%

The tax provision for the three months ended September 30, 2015 and 2014 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2015 to be between 20% and 23%, which is subject to management’s quarterly review and revision, if necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended September 30, 2015, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

As of September 30, 2015, we had approximately $510.7 million in cash and cash equivalents, of which $198.7 million, or 38.9%, was held outside the U.S. Of the $198.7 million held by our foreign subsidiaries, approximately $26.5 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended September 30, 2015 increased $3.2 million to $7.2 million as compared to $4.0 million for the same period in 2014 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Net sales

Net sales for the nine months ended September 30, 2015 were $2.425 billion, an increase of $616.8 million, or 34.1%, as compared to net sales of $1.808 billion for the nine months ended September 30, 2014. The increase in net sales was broad-based across our domestic wholesale, international wholesale and retail segments, primarily from the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $202.5 million, or 26.7%, to $960.1 million for the nine months ended September 30, 2015 from $757.6 million for the nine months ended September 30, 2014. The increase in our domestic wholesale segment was attributable to strong sales and significant growth in several key divisions including Women’s Sport, Women’s GO, Sport Active, Men’s Sport, and Men’s U.S.A. The average selling price per pair within the domestic wholesale segment increased $1.55 to $23.59 per pair for the nine months ended September 30, 2015 from $22.04 per pair for the same period last year, which was attributable to a variation in product mix with sales of more products with higher average selling prices. The increase in the domestic wholesale segment’s net sales came on an 18.4% unit sales volume increase to 40.7 million pairs for the nine months ended September 30, 2015 from 34.4 million pairs for the same period in 2014.

Our international wholesale segment sales increased $307.8 million, or 57.1%, to $847.0 million for the nine months ended September 30, 2015 compared to sales of $539.2 million for the nine months ended September 30, 2014. Direct subsidiary sales increased $216.1 million, or 54.9%, to $609.6 million for the nine months ended September 30, 2015 compared to net sales of $393.5 million for the nine months ended September 30, 2014. The largest sales increases during the period came from our subsidiaries in the United Kingdom, Germany, Italy, Spain, Switzerland, Canada and our joint venture in China, primarily due to increased sales of product from our Women’s Sport, Women’s GO, Women’s Active and Men’s Sport divisions. Our distributor sales increased $91.7 million to $237.4 million for the nine months ended September 30, 2015, a 62.9% increase from sales of $145.7 million for the nine months ended September 30, 2014. The largest sales increases during the period came from sales to our distributors in the UAE, South Korea, Taiwan, Turkey, Australia, and New Zealand, and were primarily driven by increased sales of product from our Women’s Sport, Women’s GO, Men’s Sport and Men’s GO divisions.

Our retail segment sales increased $106.2 million to $597.1 million for the nine months ended September 30, 2015, a 21.6% increase over sales of $490.9 million for the nine months ended September 30, 2014. The increase in retail sales was primarily attributable to increased comparable store sales of 10.9% resulting from increased sales of product from our Women’s Sport, Women’s GO, Men’s U.S.A. and Men’s Sport divisions. During the nine months ended September 30, 2015, we opened two domestic concept stores, six domestic outlet stores, 14 domestic warehouse stores, 10 international concept stores, four international outlet stores, and one international warehouse store; we closed six domestic concept stores, one domestic outlet store, and one international concept store. We also took over the operations of 15 international concept stores and two international outlet stores from our distributor in Panama. For the nine months ended September 30, 2015, our domestic retail sales increased 18.9% compared to the same period in 2014, which was primarily attributable to positive comparable domestic store sales of 10.7% and a net increase of 26 domestic stores during the nine months ended September 30, 2015. Our international retail store sales increased 32.9%, which was primarily attributable to positive comparable international store sales of 12.3% and a net increase of 20 stores when compared to the prior year period.

Our e-commerce sales increased $0.4 million, or 1.8%, to $20.5 million for the nine months ended September 30, 2015 as compared to $20.1 million for the nine months ended September 30, 2014. Our e-commerce sales made up approximately 0.8% and 1.1% of our consolidated net sales for the nine-month periods ended September 30, 2015 and 2014, respectively.

Gross profit

Gross profit for the nine months ended September 30, 2015 increased $279.9 million to $1,094.2 million as compared to $814.3 million for the nine months ended September 30, 2014. Gross profit as a percentage of net sales, or gross margin, increased to 45.1% for the nine months ended September 30, 2015 from 45.0% for the same period in the prior year. Our domestic wholesale segment gross profit increased $95.2 million, or 34.1%, to $374.5 million for the nine months ended September 30, 2015 compared to $279.3 million for the nine months ended September 30, 2014, primarily attributable to increased sales of newer products with higher selling prices and margins. Domestic wholesale margins increased to 39.0% for the nine months ended September 30, 2015 from 36.9% for the same period in the prior year. The increase in domestic wholesale margins was attributable to reduced closeouts and increased sales of our Women’s Sport, Women’s GO, Sport Active, Men’s U.S.A., and Men’s Sport footwear, which had higher average selling prices and margins.

Gross profit for our international wholesale segment increased $121.0 million, or 53.0%, to $349.6 million for the nine months ended September 30, 2015 compared to $228.6 million for the nine months ended September 30, 2014. International wholesale gross margins were 41.3% for the nine months ended September 30, 2015 compared to 42.4% for the nine months ended September 30, 2014. Gross margins for our direct subsidiary sales decreased to 46.3% for the nine months ended September 30, 2015 as compared to 48.3% for the nine months ended September 30, 2014, which was primarily attributable to the effect of negative foreign currency exchange rates due to a strengthening U.S. dollar during the period. Gross margins for our distributor sales were 28.4% for the nine months ended September 30, 2015 as compared to 26.4% for the nine months ended September 30, 2014, which was attributable to increased sales of newer products with high margins in the UAE, South Korea, Taiwan, Turkey, Australia and New Zealand.

Gross profit for our retail segment increased $59.9 million, or 20.2%, to $356.9 million for the nine months ended September 30, 2015 as compared to $297.0 million for the nine months ended September 30, 2014. Gross margins for all company-owned domestic and international stores were 59.8% for the nine months ended September 30, 2015 as compared to 60.5% for the nine months ended September 30, 2014. Gross margins for our domestic stores were 61.6% for the nine months ended September 30, 2015 as compared to 61.4% for the nine months ended September 30, 2014. The increase is domestic retail gross margins was primarily attributable to higher margin product mix. Gross margins for our international stores were 52.8% and 56.7% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in retail gross margins was primarily attributable to lower margins in our international stores resulting from the effect of negative foreign currency exchange rates due to a strengthening U.S. dollar during the period.

Selling expenses

Selling expenses increased by $36.9 million, or 26.2%, to $177.7 million for the nine months ended September 30, 2015 from $140.8 million for the nine months ended September 30, 2014. As a percentage of net sales, selling expenses were 7.3% and 7.8% for the nine months ended September 30, 2015 and 2014, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $32.6 million and higher sales commissions of $2.4 million due to increased net sales for the nine months ended September 30, 2015.

General and administrative expenses

General and administrative expenses increased by $123.9 million, or 24.6%, to $628.2 million for the nine months ended September 30, 2015 from $504.3 million for the nine months ended September 30, 2014. As a percentage of sales, general and administrative expenses were 25.9% and 27.9% for the nine months ended September 30, 2015 and 2014, respectively. The $123.9 million increase in general and administrative expenses was primarily attributable to $48.8 million related to supporting our international operations due to increased sales volumes and $30.1 million of operating expenses attributable to opening an additional 46 stores since September 30, 2014, in addition to 17 stores that were transitioned from our distributor in Panama. We also had increased legal expense of $5.0 million during the quarter to settle personal injury lawsuits arising out of our toning business, higher legal fees and associated costs of approximately $5.9 million primarily related to intellectual property litigation, and increased deferred rent expenses of $3.5 million related to two new stores in New York. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $33.9 million to $133.5 million for the nine months ended September 30, 2015 from $99.6 million for the nine months ended September 30, 2014. The increase in warehousing costs was primarily due to increased costs related to the transition of our new automated equipment at our European Distribution Center and increased sales volumes worldwide.

Other income (expense)

Interest income was $0.5 million for each of the nine months ended September 30, 2015 and 2014. Interest expense decreased $0.5 million to $8.5 million for the nine months ended September 30, 2015 compared to $9.0 million for the same period in 2014. The decrease was primarily attributable to decreased interest paid on lower average balances for our domestic distribution center equipment loans. Interest expense was also incurred on amounts owed on loans for our domestic distribution center and amounts owed to our foreign manufacturers. Other expense increased $0.4 million to $5.2 million for the nine months ended September 30, 2015 as compared to other expense of $4.8 million for the same period in 2014 due to an increased loss on investments.

Income taxes

Income tax expense and the effective tax rate for the nine months ended September 30, 2015 and 2014 were as follows (in thousands, except the effective tax rate):

	Nine Months Ended September 30,
	2015	2014
Income tax expense	$60,342	$36,351
Effective tax rate	21.3%	22.3%

The tax provision for the nine months ended September 30, 2015 and 2014 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2015 to be between 20% and 23%, which is subject to management’s quarterly review and revision, if necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the nine months ended September 30, 2015, the decrease in the effective tax rate was primarily due to the reduction in the balance of unrecognized tax benefits resulting from the lapse of the statute of limitations in certain foreign jurisdictions.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the nine months ended September 30, 2015 increased $10.6 million to $20.1 million as compared to $9.5 million for the same period in 2014 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At September 30, 2015 our cash and cash equivalents increased $44.0 million to $510.7 million compared to $466.7 million at December 31, 2014. Our working capital at September 30, 2015 was $994.6 million, an increase of $215.3 million from working capital of $779.3 million at December 31, 2014. The decrease in cash provided during the nine months ended September 30, 2015 of $18.2 was primarily the result of an increase in net cash provided by operating activities of $39.5 million offset by an increase in net cash used in financing activities of $38.3 million, partially offset by an increase in net cash used in investing activities of $19.5 million. Our primary sources of operating cash flows are customer collections and retail sales collections. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, capital expenditures and debt service payments.

Operating Activities

For the nine months ended September 30, 2015, net cash provided by operating activities was $159.2 million as compared to $119.6 million for the nine months ended September 30, 2014. On a comparative year-to-year basis, the $39.6 million increase in cash flows provided by operating activities for the nine months ended September 30, 2015, primarily resulted from an increase in net earnings of $96.2 million and an increase in accrued expenses of $23.0 million, which were partially offset by an increase in inventories of $45.7 million and an increase in accounts receivable balances of $27.6 million from increased sales volumes during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Investing Activities

Net cash used in investing activities was $61.5 million for the nine months ended September 30, 2015 as compared to $42.0 million for the nine months ended September 30, 2014. The increase in net cash used in investing activities for the nine months ended September 30, 2015 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $16.2 million. Capital expenditures primarily consisted of $36.9 million for several new store openings and remodels and $11.8 million for equipment costs for increased automation of our distribution centers. This was compared to capital expenditures of $42.0 million for the nine months ended September 30, 2014, of which $21.4 million consisted of new store openings and remodels, $10.2 million for equipment upgrade costs for our European Distribution Center, $2.1 million related to a property purchase for potential future corporate development, and $1.8 million for equipment. Excluding the costs of upgrading our European Distribution Center, we expect our capital expenditures for the remainder of 2015 to be approximately $30 million to $35 million, which includes opening an additional 12 to 17 retail stores, several store remodels and a property purchase for potential future corporate development. We completed the upgrade of our equipment in our Rancho Belago distribution center for approximately $16.7 million during the nine months ended September 30, 2015. In addition, we are currently in the process of upgrading the equipment for our European Distribution Center and estimate the cost of this equipment upgrade to be approximately $23.8 million, of which approximately $15.6 million has been incurred as of September 30, 2015. We expect to complete the upgrade of the European Distribution Center by early 2016 and to fund this upgrade and all our capital expenditures through existing cash balances and cash from operations.

Financing Activities

Net cash used in financing activities was $48.5 million during the nine months ended September 30, 2015 compared to $10.2 million during the nine months ended September 30, 2014. The increase in cash used in financing activities in the nine months ended September 30, 2015 as compared to the same period in the prior year is primarily attributable to the increase in distributions to non-controlling interests of a consolidated entity of approximately $33.8 million.

Sources of Liquidity

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution center. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million. Interest accrues at a fixed rate of 3.54% per annum. On June 30, 2011, we entered into another Note agreement for approximately $36.3 million. Interest accrues at a fixed rate of 3.19% per annum. As of September 30, 2015 an aggregate of $28.8 million was outstanding under the Notes, which is included in current installments of long-term borrowings. We paid commitment fees of $0.8 million on this loan, which are being amortized to interest expense over the five-year life of the Notes.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of September 30, 2015, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets.

On April 30, 2010, HF Logistics-SKX,LLC  (the “JV”), through HF Logistics-SKX T1, LLC, a Delaware limited liability company and wholly-owned subsidiary of the JV ("HF-T1"), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the Project on the Property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.

On August 11, 2015, the JV through HF-T1 entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification. As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a prepayment on the Original Loan. The prepayment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June_30, 2015. We were in compliance with all debt covenant provisions related to the Amended Loan Agreement as of the date of this quarterly report. We had $69.9 million outstanding under the Amended Loan Agreement, which is included in long-term borrowings as of September 30, 2015.

As of September 30, 2015, outstanding short-term and long-term borrowings were $100.8 million, of which $28.8 million relates to notes payable for warehouse equipment in our domestic distribution center that are secured by the equipment and $71.1 million relates to loans for our domestic distribution center. We were in compliance with all debt covenants under the Amended Loan Agreement, the Loan Documents and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through November 30, 2016. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, costs associated with upgrading the equipment in our European distribution center, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2015.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015‑16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 will be effective for our annual and interim reporting periods beginning January 1, 2018, although early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. ASU 2015-11 will be effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which indicates the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 will be effective for our annual and interim reporting periods beginning January 1, 2016 and should be applied on a retrospective basis, although early adoption is permitted. The adoption of ASU 2015-03 will not have any impact on our results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities that are not line-of-credit arrangements. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. We are currently evaluating the impact of ASC 606, but at the current time we do not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2014 and the first nine months of 2015, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of September 30, 2015, we have $0.1 million and $70.6 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.2 million for the quarter ended September 30, 2015. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2015. The interest rate charged on our secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR.  Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances. As of September 30, 2015, there was $0.1 million outstanding under this credit facility and $69.9 million outstanding on our domestic distribution center loan.

We have and may also enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of September 30, 2015 to hedge the cash flows on our $69.9 million variable rate debt on our domestic distribution center.  This instrument was a variable to fixed derivative with a notional amount of $69.9 million at September 30, 2015. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis for the next seven years, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in those countries where we have subsidiaries or joint ventures: Albania, Belgium, Bosnia and Herzegovina, Brazil, Canada, Chile, China, Colombia, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Kosovo, Macedonia, Malaysia, Montenegro, the Netherlands, Panama, Peru, Poland, Portugal, Serbia, Singapore, Spain, Switzerland, Thailand, Vietnam, and the United Kingdom. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $9.7 million and $3.4 million for the nine months ended

September 30, 2015 and 2014, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2015 would have reduced the values of our net investments by approximately $13.6 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jason Angell v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers U.S.A. Canada, Inc. — On April 12, 2012, Jason Angell filed a motion to authorize the bringing of a class action in the Superior Court of Québec, District of Montréal.  Petitioner Angell seeks to bring a class action on behalf of all residents of Canada (or in the alternative, all residents of Québec) who purchased Skechers Shape-ups footwear. Petitioner’s motion alleges that we have marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users. The motion requests the Court’s authorization to institute a class action seeking damages (including damages for bodily injury), punitive damages, and injunctive relief.  Petitioner’s motion was formally presented to the Court on June 29, 2012.  At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Angell action (as well as the Niras and Dedato actions described below) through authorization by the Québec Superior Court of a nationwide settlement class.  That agreement was finalized by the parties in December 2013 and thereafter presented to the Québec Superior Court for approval.  On November 5, 2014, the Court issued its formal judgment approving the settlement and the time for appealing the judgment has now expired without any appeal.  On July 31, 2015, the settlement funds were distributed to eligible class members.  In the event that there are unforeseen circumstances which upset the settlement, we cannot predict the outcome of this action or a reasonable range of potential losses or whether the outcome of this action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

Brenda Davies/Kourtney Smith v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 5, 2012, Brenda Davies filed a Statement of Claim in the Court of Queen’s Bench in Edmonton, Alberta, on behalf of all residents of Canada who purchased Skechers Shape-ups footwear.  The Statement of Claim alleges that Skechers marketed Shape-ups through the use of false and misleading advertisements and representations about the products’ ability to provide fitness benefits to users.  The Statement of Claim seeks damages (including damages for bodily injury), restitution, punitive damages, and injunctive relief.  On or about November 21, 2013, an Amended Statement of Claim was filed to substitute a new representative plaintiff, Kourtney Smith, in place of Ms. Davies and to allege substantially the same claims as in the original Statement of Claim with respect to all Skechers toning footwear sold to residents of Canada.  On or about February 28, 2014, representative plaintiff Smith agreed to the terms and conditions of the settlement reached in the Angell, Niras, and Dedato class actions (described above and below), and agreed to discontinue the Davies/Smith action once the settlement in the Angell, Niras, and Dedato class actions is finally approved by the Court and affirmed on appeal in the event an appeal is taken. On November 5, 2014, the Québec Superior Court issued its formal judgment approving the settlement in the Angell class action and the time for appealing the judgment has now expired without any appeal.  On January 16, 2015, the Court in the Davies/Smith action issued an order effectively dismissing that action.  On July 31, 2015, the settlement funds were distributed to eligible class members in the Angell action.  In the event that there are unforeseen circumstances which upset the settlement we cannot predict the outcome of the Davies/Smith action or a reasonable range of potential losses or whether the outcome of the Davies/Smith action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

George Niras v. Skechers U.S.A., Inc., Skechers U.S.A., Inc. II, and Skechers U.S.A. Canada Inc. — On September 21, 2012, George Niras filed a Statement of Claim in the Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Resistance Runners, Shape-ups Toners/Trainers, or Tone-ups. The Statement of Claim alleges that Skechers marketed these toning shoes through the use of false and misleading advertisements and representations about the products’ ability to provide health benefits to users.  The Statement seeks damages, restitution, punitive damages, and injunctive relief.  At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Niras action (as well as the Angell action described above and the Dedato action described below) through authorization by the Québec Superior Court of a nationwide settlement class.  That agreement was finalized by the parties in December 2013 and thereafter presented to the Québec Superior Court for approval. On November 5, 2014, the Québec Superior Court issued its formal judgment approving the settlement and the time for appealing the judgment has now expired without any appeal.  On November 20, 2014, the Ontario Superior Court issued an order effectively dismissing the Niras action.  On July 31, 2015, the settlement funds were distributed to eligible class members in the Angell action.  In the event that there are unforeseen circumstances which upset the settlement, we cannot predict the outcome of the Niras action or a reasonable range of potential losses or whether the outcome of the Niras action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

Frank Dedato v. Skechers U.S.A., Inc. and Skechers U.S.A. Canada, Inc. — On or about November 5, 2012, Frank Dedato filed a Statement of Claim in Ontario Superior Court of Justice on behalf of all residents of Canada who purchased Shape-ups, Tone-ups or Resistance Runners footwear.  The Statement of Claim alleges that Skechers has allegedly made misleading statements about its footwear products’ ability to provide fitness benefits to users. The Statement of Claim seeks damages, restitution, punitive damages, and injunctive relief.  At a mediation held on February 28, 2013, the parties reached an agreement in principle to settle the Dedato action (as well as the Angell and Niras actions described above) through authorization by the Québec Superior Court of a nationwide settlement class.  That agreement was finalized by the parties in December 2013 and thereafter presented to the Québec Superior Court for approval. On November 5, 2014, the Québec Superior Court issued its formal judgment approving the settlement and the time for appealing the judgment has now expired without any appeal.  On November 19, 2014, the Ontario Superior Court issued an order effectively dismissing the Dedato action.  On July 31, 2015, the settlement funds were distributed to eligible class members in the Angell action.  In the event that there are unforeseen circumstances which upset the settlement, we cannot predict the outcome of the Dedato action or a reasonable range of potential losses or whether the outcome of the Dedato action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

Susan Cooper et al. v. Ontrea Inc. et al. — On October 22, 2014, Skechers was named as a third-party defendant in a lawsuit pending in the Court of Queen’s Bench in Calgary, Alberta, Case No. 1301 10673.  The third party notice asserts claims for indemnification and contribution arising from injuries plaintiff allegedly sustained as a result of wearing Shape-ups shoes.  The class action settlement in the Angell action, described above, is expected to resolve the Cooper action.  However, in the event there are unforeseen circumstances that upset the settlement, we cannot predict the outcome of the Cooper action or a reasonable range of potential losses or whether the outcome of the Cooper action would have a material adverse impact on our results of operations, financial position or result in a material loss in excess of the settlement or a recorded accrual.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 1,181 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,233 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. Skechers has resolved 449 personal injury claims in the MDL proceedings, comprised of 79 that were filed as formal actions and 370 that were submitted by plaintiff fact sheets. Skechers has also settled 8 claims in principle—6 filed cases and 2 claims submitted by plaintiff fact sheets—and anticipates that those settlements will be finalized in the near term. Forty-two cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. The MDL currently encompasses 1,112 personal injury cases (which include the claims of 1,437 individuals who filed court approved questionnaires) and 4 claims submitted by plaintiff fact sheets. Under a mediation procedure authorized by the District Court, a total of 2,353 settlement questionnaires were submitted by persons who had yet to file a lawsuit or who were already participants in the MDL or related coordinated proceedings pending in California state court (described in greater detail below).  On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by our company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Four of the actions originally filed as LASC cases, brought on behalf of a total of 6 plaintiffs, have been dismissed. The claims of 44 additional plaintiffs have been dismissed entirely from certain of the lawsuits, either voluntarily, on motion by Skechers, or pursuant to a settlement agreement. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by Skechers. Thus, the LASC Coordinated Cases currently involve 68 pending personal injury lawsuits brought on behalf of a total of 870 plaintiffs. On March 12, 2014, the Superior Court selected twelve plaintiffs as bellwether cases to be set for one or more trials starting in March 2015. To date, extensive written discovery and document productions have taken place in the LASC cases. Over twenty fact witness depositions have been taken (all of which were cross-noticed in the MDL), as have eight expert depositions. Two of the bellwether cases have settled and one bellwether plaintiff dismissed her action after Skechers filed a motion for summary judgment. On January 7, 2015, the Court vacated the March 2015 initial bellwether trial date and granted Skechers’ motions for summary adjudication in five bellwether cases with respect to those plaintiffs’ advertising-related claims, including their claims for breach of warranty, fraud, and violations of consumer protection laws. On February 25, 2015, the Court granted Skechers’ motions for summary adjudication in the four remaining bellwether cases with respect to those plaintiffs’ advertising-related claims, including their claims for breach of warranty, fraud, and violations of consumer protection laws; the Court also granted Skechers’ summary adjudication motions as to two of the four plaintiffs’ products liability claims for an alleged failure to warn, and took under submission the portion of Skechers’ motions seeking summary adjudication of all four plaintiffs’ products liability claims for alleged design defects. On November 3, 2015, Skechers finalized a settlement with 460 plaintiffs in the LASC cases, including all of the bellwether plaintiffs.  On August 26, 2015, the Court vacated the pending trial dates.  On October 27, 2015, the Court opened discovery in the remaining LASC cases.  No new trial dates have been set.

In other state courts, a total of 11 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Ten of those actions have been resolved and dismissed. The remaining  action includes the claims of 65 plaintiffs, all of whom had submitted court-approved settlement questionnaires in the MDL. No discovery has taken place in this action. The claims in this remaining state court case are expected to be resolved by the group settlements discussed below.

The personal injury cases in the MDL and LASC Coordinated Cases and in other state courts are in many instances solicited and handled by the same plaintiffs law firms. Mediations were held with these laws firms on May 18, June 18, and July 24, 2015. Settlements in principle have been reached with attorneys who claim to represent over 2,650 current or potential claimants. The settlements involve complex monetary and non-monetary terms that still have to be negotiated and documented. If the group settlements are not finalized and the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. Notwithstanding, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend each of these cases vigorously. In addition, even if the global settlement is finalized, it is too early to predict whether there will be future personal injury cases filed which are not covered by the settlement, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015 and a decision is expected to be issued shortly. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Deckers Outdoor Corporation v. Skechers U.S.A., Inc. — On November 20, 2014, Deckers filed an action against our company in the United States District Court for the Central District of California, Case 2:14-cv-08988-SJO-FFM, alleging trademark infringement, patent infringement, trade dress infringement, and unfair competition arising out of our alleged use of certain names and design elements. The complaint seeks, among other things, injunctive relief, an accounting of profits, compensatory damages, statutory, treble and punitive damages, costs and attorneys’ fees. Skechers has reached a settlement in principle involving both monetary and non-monetary terms and, if finalized, the settlement will not have a material adverse impact on our operations or financial position. Notwithstanding, if the parties are unable to complete the settlement, it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Brian Nicklaus v. Skechers USA, Inc. et al. — On July 27, 2015, a former employee named Brian Nicklaus filed an action against our company in the Superior Court of California, County of Los Angeles, Case No. BC589344, alleging age discrimination, wrongful termination, and retaliation, among other causes of actions, and seeking compensatory damages, punitive and exemplary damages and attorneys’ fees. Skechers believes it has meritorious defenses, vehemently denies the allegations and intends to defend this case vigorously. Notwithstanding, It is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2015 and 2014, our net sales to our five largest customers accounted for approximately 15.1% and 15.9% of total net sales, respectively. No customer accounted for more than 10% of our net sales during the nine months ended September 30, 2015 and 2014. No customer accounted for more than 10% of outstanding accounts receivable balance at September 30, 2015 or December 31, 2014. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2015 and 2014, the top five manufacturers of our manufactured products produced approximately 60.4% and 58.9% of our total purchases, respectively. One manufacturer accounted for 41.4% of total purchases for the nine months ended September 30, 2015, and the same manufacturer accounted for 38.0% of total purchases for the same period in 2014. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

The Success Of Our Business Depends On The Proper Operation, Development And Expansion Of Our Domestic And European Distribution Centers.

We distribute our products to our customers and retail stores primarily through our two distribution centers located in Rancho Belago, California and Liege, Belgium, and to a lesser extent, directly from our manufacturers. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of our distribution centers, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution centers). We are currently in the process of upgrading the equipment at our European distribution center for the purposes of expansion and automation, which entails risks that could cause delays, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, and fires or other casualty losses. Any such delays could cause the actual completion dates of these projects to differ significantly from the expected completion dates, which could disrupt the timely distribution of our products in North America and/or Europe. Our distribution centers could also be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution centers could have a material adverse effect on our business, results of operations and financial condition.

One Principal Stockholder Is Able To Control Substantially All Matters Requiring Approval By Our Stockholders And Another Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of September 30, 2015, our Chairman of the Board and CEO, Robert Greenberg, beneficially owned 44.0% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.4% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 37.8% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2015, Mr. Greenberg beneficially owned 29.7% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 40.7% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 25.5% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg and Mr. Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Mr. Greenberg’s and/or Mr. Schwartzberg’s interests may differ from the interests of the other stockholders. Each of them has an ability to significantly influence or substantially control actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999.

3.2	Amendment to Amended and Restated Certificate of Incorporation dated September 24, 2015.

3.3*	Amendment No. 2 to 2008 Employee Stock Purchase Plan.

10.1

First Amendment to Amended and Restated Limited Liability Company Agreement dated August 11, 2015 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2015).

10.2

Amended and Restated Loan Agreement dated as of August 12, 2015, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC, and Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. and Raymond James Bank, N.A., as lenders (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract of compensatory plan or arrangement required to be filed as an exhibit.
**

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

Date: November 6, 2015	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer