Form 10-K
period 2015-12-31
SKECHERS USA INC
filed 2016-02-26
CIK 1065837

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $4.56 billion based upon the closing price of $36.60 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2016: 130,675,283.

The number of shares of Class B Common Stock outstanding as of February 15, 2016:  25,652,991.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2016 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

Skechers U.S.A., INC. and subsidiaries

table of contents TO ANNUAL REPORT ON form 10-k

for the year ended december 31, 2015

This annual report includes our trademarks, including Skechers®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, ®, ®, ®, Skechers Cali™, Relaxed Fit®, Skechers Memory Foam™, Skech-Air®, BOBS®, Hot Lights®, Twinkle Toes®, each of which is our property. This report contains additional trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

SPECIAL NOTE ON Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2016 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:

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

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under the Skechers GO brand name. Our footwear reflects a combination of style, comfort, quality and value that appeals to a broad range of consumers. Our brands are sold through department and specialty stores, athletic and independent retailers, boutiques and internet retailers. In addition to wholesale distribution, our footwear is available at our e-commerce websites and our own retail stores. As of February 15, 2016, we owned and operated 119 concept stores, 155 factory outlet stores and 117 warehouse outlet stores in the United States, and 82 concept stores, 41 factory outlet stores, and five warehouse outlet stores internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.

We seek to offer consumers a vast array of stylish and comfortable footwear that satisfies their active, casual, dress casual and athletic footwear needs. Our core consumers are style-conscious men and women attracted to our youthful brand image and fashion-forward designs, as well as athletes and fitness enthusiasts attracted to our performance footwear. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic.

We believe that brand recognition is an important element for success in the footwear business. We have aggressively marketed our brands through comprehensive marketing campaigns for men, women and children. During 2015, our Skechers brand was supported by print, television, digital and outdoor campaigns for men and women; animated and live action kids’ television campaigns featuring our own action heroes and characters; marathons and other events for our Skechers Performance Division; donation events surrounding our BOBS from Skechers charitable footwear program; and print, television, online and outdoor campaigns featuring our Skechers Performance and Skechers lifestyle endorsees. These endorsees included globally known recording artists Demi Lovato and Ringo Starr;  sports legends  Sugar Ray Leonard, Pete Rose, Joe Montana, Joe Namath and Mariano Rivera; and television personalities and actresses Brooke Burke-Charvet and Kelly Brook. For the Skechers Performance Division, we also had Olympians Meb Keflezighi and Kara Goucher; and professional golfers Matt Kuchar, Belen Mozo, Billy Andrade and Colin Montgomerie.

Since 1992, when we introduced our first line, Skechers USA Sport Utility Footwear, we have expanded our product offering and grown our net sales while substantially increasing the breadth and penetration of our account base. Our men’s, women’s and children’s Skechers-branded product lines benefit from the Skechers reputation for styling, quality, comfort, innovation and affordability. Our Performance lines benefit from our marketing, product development and manufacturing support, and management expertise. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated sales and design teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.

SKECHERS LINES

We offer a wide array of Skechers-branded product lines for men, women and children. Within these product lines, we also have numerous categories, many of which have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support. Management evaluates segment performance based primarily on net sales and gross margins; however, sales and costs are not allocated to specific product lines.

Lifestyle Brands

Skechers USA. Our Skechers USA category for men and women includes: (i) Relaxed Fit from Skechers, (ii) Dress Casuals/Modern Comfort, (iii) Casuals, (iv) Casual Fusion, and (v) seasonal sandals and boots. This category is generally sold through mid-tier retailers, department stores and some footwear specialty shops.

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

•

The Dress Casuals category for men is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but may utilize traditional or lugged outsoles as well as value-oriented materials. The Dress Casual line—also referred to as the Modern Comfort collection—for women is comprised of trend-influenced, stylized boots and shoes, which may include leather uppers, shearling or faux fur lining or trim, and water-resistant materials.

•

The Casuals line for men and women is defined by lugged outsoles and utilizes value-oriented and leather materials in the uppers. For men, the Casuals category includes “black and brown” boots, shoes and sandals that generally have a rugged urban design—some with industrial-inspired fashion features. For women, the Casuals category includes basic “black and brown” oxfords and slip-ons, lug outsole and fashion boots, and casual sandals. We design and price both the men’s and women’s categories to appeal primarily to younger consumers with broad acceptance across age groups.

•

Our Casual Fusion line is comprised of low-profile, sport-influenced casuals targeted to trend-conscious young men and women. The outsoles are primarily rubber and adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh.

•

Our seasonal sandals and boots for men and women are designed with many of our existing and proven outsoles for our Dress Casuals, Casuals and Casual Fusion lines, stylized with basic or core uppers as well as fresh looks. These styles are generally made with quality leather uppers, but may also be in canvas or fabric for sandals, and water-resistant materials, faux fur and sherpa linings for boots.

Skechers Sport. Our Skechers Sport footwear collection for men and women includes: (i) lightweight sport athletic lifestyle products, (ii) classic athletic-inspired styles and (iii) sport sandals and boots. Many Skechers Sport styles are enhanced with comfort features such as high-volume Skechers Memory Foam insoles, lightweight designs, flexible outsoles and soft uppers such as bio-engineered mesh, soft knit fabrics and stretchable woven materials. Known for bright, multi-colored and solid basic-colored uppers, Skechers Sport is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Skechers Sport is typically sold through specialty shoe stores, department stores and athletic footwear retailers.  In addition to the standard Skechers Sport lines, a collection of licensed Star Wars™ Skechers footwear for men features characters and designs inspired by the popular film saga. This collection was packaged in a unique box separate from the Skechers Sport collection.

•

Our lightweight sport athletic-inspired product is designed with comfort and flexibility in mind. Careful attention is devoted to the cushioning, weight, materials, design and construction of the outsoles. Designed as a versatile, trend-right athletic shoe suitable for all-day wear, the product line features leather and trubuck uppers in both bright and classic athletic colors.

•

Classic Skechers styles are core-proven looks that continue to be strong performers. With all-day comfort and durable rubber tread, these shoes are intended to be a mainstay of any footwear collection. Many of the designs are in white, black and natural shades, with some athletic accents. The uppers are designed in leather, suede and nubuck.

•

Our sport sandals and boots are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making a comfortable sport sandal. Sport sandals and boots are designed as seasonal footwear for the consumer who already wears our Skechers Sport sneakers.

Skechers Active and Skechers Sport Active. A natural companion to Skechers Sport, Skechers Active and Skechers Sport Active have grown from a casual everyday line into two complete lines of sneakers and casual sneakers for active females of all ages. The Skechers Active line, with lace-ups, Mary Janes, sandals and open back styles, is available in a multitude of colors as well as solid white or black, in fabrics, leathers and meshes, and with various closures — traditional laces, zig-zag and cross straps, among others. The Skechers Sport Active line includes low-profile, lightweight, flexible and sporty styles, many of which have Skechers Memory Foam. Skechers Active and Skechers Sport Active shoes are typically available through specialty casual shoe stores and department stores.

BOBS from Skechers. The BOBS from Skechers line has grown into a year-round product offering with the addition of vulcanized looks and an “At Home” line. Primarily designed for women, the BOBS collection is also available for girls. BOBS are available at department stores, specialty shoe stores and online retailers.

•	The BOBS classic espadrille collection is designed in basic colors with canvas, tweed, crochet and boiled wool uppers, suede and patterned fabrics. Many styles now include Skechers Memory Foam.
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

When consumers purchase BOBS, Skechers donates funds to help save dogs’ and cats’ lives, and new shoes for children in need. In 2015, Skechers announced that up to three million dollars will be donated to help support Best Friends Animal Society®,  an organization focused on stopping the euthanizing of nearly four million pets annually in shelters across America. For children, more than 13 million pairs of new shoes have been donated primarily to charity partners SolesforSouls and Fashion Delivers since the program’s launch. The organizations donate the shoes to various reputable charity organizations in the United States and around the world.

Mark Nason. The Mark Nason Collection includes a wide range of on-trend casual, dress and active styles for style-conscious men: Mark Nason Skechers, a low-profile collection of casuals for everyday wear; Mark Nason Los Angeles Collection, casual sneakers for the active male; and the Mark Nason Dress Collection, dress shoes crafted with high-quality leathers and exquisite detailing. Many styles feature Premium Relaxed Fit construction and Memory Foam Lux insoles for enhanced comfort. The offering is available at Skechers retail stores and www.skechers.com.

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

•

Skechers GOrun. Skechers GOrun 4 and Skechers GOrun 3 are the latest in a collection of lightweight, flexible running shoes that features a midfoot strike design for efficient running. Skechers GOrun Ride 4 and Skechers GOrun Ride 3 feature similar designs to their GOrun counterparts, with enhanced cushioning for elevated comfort and support. Skechers GOrun Ultra offers maximum cushioning with the most support, making it perfect for distance or recovery runs. Skechers GOmeb Speed 3 is the high-performance racing shoe worn by elite marathon runner Meb. These flagship lines as well as other Skechers GOrun products are marketed to serious runners and recreational runners alike.

•

Skechers GOwalk. Skechers GOwalk is designed for walking and casual wear, and offers performance features in a comfortable casual slip-on. The product line features a lightweight and flexible design to promote natural foot movement when walking. Skechers GOwalk 2 offers a unique V-Stride outsole and the latest Skechers GOwalk 3 collection incorporates more advanced performance technologies including a high-rebound Goga Mat insole, adaptive GO Pillars on the outsole and Memory Form Fit for a custom-fit experience. Skechers GO FLEX Walk features a unique articulated, segmented flexible outsole that is designed to move with you. Skechers on-the-GO footwear fuses iconic designs and premium materials with Skechers Performance technologies for comfort and style.

•

Skechers GOtrain. Skechers GOtrain is designed for the gym and features a wider forefoot and extended outriggers for maximum stability and control at lateral and medial strike points. This shoe is an all-encompassing trainer that meets the need of intense and rigorous workouts.

•

Skechers GO GOLF. Skechers GO GOLF is designed for the golf course and offers a zero heel drop design, which keeps feet in a neutral position that is low to the ground to promote a solid foundation while playing golf. A Resagrip outsole helps with traction control and a soft Resamax cushioned insole delivers comfort. Skechers GO GOLF Pro, the official shoe of PGA golfer Matt Kuchar, also offers H2GO Shield waterproof protection and features replaceable softspikes on the outsole.

Skechers Kids

The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes and sneakers, (ii) Skechers Lightweight Sport, (iii) Skech-Air by Skechers, (iv) Twinkle Toes and Twinkle Wishes by Skechers, (v) Skechers Cali for Girls, (vi) Airators by Skechers, (vii) Skechers Super Z-Strap, (viii) Elastika by Skechers, (ix) Skechers GOrun and Skechers GOwalk, (x) S-Lights, Hot Lights by Skechers and Luminators by Skechers, (xi) Mega Flex, (xii) Air-Mazing by Skechers, (xiii) Foamies by Skechers and (xiv) Game Kicks.

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

•	Skech-Air by Skechers for boys and girls are athletic sneakers with a unique visible air-cushioned outsole and a gel-infused memory foam insole.
•

Twinkle Toes by Skechers is a line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. Some styles also include lights. The product line is marketed with the character, Twinkle Toes. Twinkle Wishes adds a magical light and sound feature that is activated when the toes are tapped together.

•	Skechers Cali for Girls is a line of sandals inspired by our women’s line of the same name with bright colors, textiles and adornments.
•	Airators by Skechers is a line of boys’ sneakers with a foot-cooling system designed to pump air from the heel through to the toes. The product line is marketed with the character, Kewl Breeze.
•	Skechers Super Z-Strap is a line of athletic-styled sneakers with an easy “z”-shaped closure system. The product line is marketed with the character, Z-Strap.
•	Elastika by Skechers is a line of girls’ sneakers with bungee closures. The product line is marketed with the character, Elastika.
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

•	Mega Flex is a line of athletic sneakers for boys based on a robot character. Styles include fun embellishments like heel springs or an articulated bladed outsole in the Mega Blades collection.
•	Air-Mazing by Skechers is a lightweight line of colorful sneakers designed for older boys. The product line is marketed with the character, Air-Mazing Kid, who performs air tricks in his sneakers.
•	Foamies by Skechers is a colorful line of lightweight, flexible boys’ and girls’ sneakers constructed with Skechers Memory Foam that can easily be washed in a washing machine.
•	Game Kicks for boys and girls are innovative sneakers with a built-in interactive sound and light memory game that kids can play any time they’re wearing the shoes.

Skechers Kids lines are comprised primarily of shoes that are designed as “takedowns” of their adult counterparts, allowing the younger consumers the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box. Skechers Kids shoes are available at department stores and specialty and athletic retailers. In addition to the standard Skechers Kids’ lines, a collection of licensed Star Wars™ Skechers footwear for boys features characters and designs inspired by the popular film saga. This collection was packaged in a unique box separate from the Skechers Kids collection.

Skechers Work

Skechers Work offers a complete line of men’s and women’s casuals such as field boots, hikers and athletic shoes, many of which may also include Skechers Memory Foam. The Skechers Work line includes athletic-inspired, casual safety toe and non-slip safety toe categories that may feature lightweight aluminum safety toe, electrical hazard and slip-resistant technologies, as well as breathable, seam-sealed waterproof membranes. Designed for men and women working in jobs with certain safety requirements, these durable styles are constructed on high-abrasion, long-wearing soles, and feature breathable lining, oil- and abrasion-resistant outsoles offering all-day comfort and prolonged durability. The Skechers Work line incorporates design elements from other Skechers men’s and women’s lines. The uppers are comprised of high-quality leather, nubuck, trubuck and durabuck. Our safety toe athletic sneakers, boots, hikers and casuals are ideal for environments requiring safety footwear, and offer comfort and safety in dry or wet conditions. Our slip-resistant boots, hikers, athletics, casuals, clogs and comfortable Shape-ups are ideal for the service industry. Our safety toe products have been independently tested and certified to meet ASTM standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip-resistance. Skechers Work is typically sold through department stores, athletic footwear retailers and specialty shoe stores, and is marketed directly to consumers through business-to-business channels.

PRODUCT DESIGN AND DEVELOPMENT

Our principal goal in product design is to generate fresh and innovative on-trend and classic footwear in all of our product lines. Targeted to the active, youthful and style-savvy, we design our lifestyle line to be fashionable and marketable to the 12- to 24-year-old consumer, while substantially all of our lines appeal to the broader range of 5- to 50-year olds, with an exclusive selection for infants and toddlers. Designed by the Skechers Performance Division, our performance products are for professional and recreational athletes who want a technical fitness shoe.

We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest fashion trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers in various ways, including reviewing and analyzing pop culture,  clothing, and trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and e-commerce customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brands’ images.

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

After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and embellishments, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our manufacturers for design prototypes. The design prototypes are then sent back to our design teams. Our major retail customers may also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. We also occasionally order limited production runs that may initially be tested in our concept stores. By working closely with store personnel, we obtain customer feedback that often influences product design and development. Our design teams can easily and quickly modify and refine a design based on customer input. Generally, the production process can take six to nine months from design concept to commercialization.

For disclosure of product design and development costs during the last three fiscal years, see Note 1-The Company and Summary of Significant Accounting Policies in the consolidated financial statements included in this annual report.

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

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2015, five of our contract manufacturers accounted for approximately 56.5% of total purchases. One manufacturer accounted for 31.5%, and another accounted for 9.1% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services or with the availability of raw materials.

We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0.3% and 0.5% for 30- to 60-day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers. However, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.

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

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture, through initial production runs, to final manufacture. Monitoring of all production is performed in the United States by our in-house production department, and in Asia through an approximately 320-person staff working from our offices in China and Vietnam. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law), nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation will be paid according to local law, and that the factory is in compliance with local safety regulations.

Quality Control. We believe that quality control is an important and effective means of maintaining the quality and reputation of our products. Our quality control program is designed to ensure that not only finished goods meet our established design specifications, but also that all goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China and Vietnam perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production. For some of our lower volume manufacturers, our staff is on-site during significant production runs, or we will perform unannounced visits to their manufacturing sites to further monitor compliance with our manufacturing specifications.

ADVERTISING AND MARKETING

With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. Our marketing plan has a multi-pronged approach: traditional print and television advertising, supported by online, outdoor, trend-influenced marketing, public relations, social media, promotions, events and in-store.  In addition, we utilize celebrity endorsers in some of our advertisements. We also believe our websites and trade shows are effective marketing tools to both consumers and wholesale accounts. We have historically budgeted advertising as a percentage of projected net sales.

The majority of our advertising is conceptualized by our in-house design team. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our lifestyle, performance-inspired and image-driven advertising, we generally seek to build and increase brand awareness by linking the Skechers brand to youthful attitudes for our lifestyle lines, and technology with runners and athletes for our performance lines. Our campaigns are designed to provide merchandise flexibility and to facilitate the brand’s direction.

To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe will reach new markets. Our Skechers lifestyle endorsees include Demi Lovato, Brooke Burke-Charvet, Kelly Brook, Joe Montana, Joe Namath, and Pete Rose. We also signed Ringo Starr, Sugar Ray Leonard and Mariano Riviera, all of

whom appeared in campaigns in 2015.  Our Skechers Performance Division endorsees are elite runner and Olympic medalist Meb and elite runner Kara Goucher, who both appeared in marketing campaigns during 2015. To support our Skechers GO GOLF line, we launched a campaign with professional golfer Matt Kuchar, and signed Belen Mozo, Billy Andrade and Colin Montgomerie to appear in campaigns in 2016. Additionally, we signed pop superstar Meghan Trainor to a global agreement in 2015, with her campaign launching in 2016. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

With a targeted approach, our print ads appear regularly in popular fashion, lifestyle and pop culture publications, including Runner's World, Shape, Seventeen, Men's Fitness, People, Us Weekly, and OK!, among others. Our advertisements also appear in international magazines around the world.

Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2015, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes, as well as live action commercials that appeal to older kids and tweens. We also have many commercials for our performance lines that feature elite athletes, and for our lifestyle lines that feature retired athletes, musicians and actors. We have found these to be cost-effective ways to advertise on key national and cable programming during high-selling seasons. In 2015, many of our television commercials were translated into multiple languages and aired in Brazil, Canada, the United Kingdom, France, Mexico, Germany, Spain, Italy, Chile, Japan, Austria, Switzerland, the Philippines and across the Middle East, among other countries and regions.

Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, we continued our outdoor campaign that included mall and telephone kiosks, billboards, and transportation systems in the Americas, Asia, the Middle East and across Europe. In addition, we advertised on perimeter boards at soccer matches and professional sporting events in several European countries, Canada and Mexico. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression for our brands.

Public Relations/Trend-Influenced Marketing. Our public relations objectives are to accurately position Skechers as a leading footwear brand within the business, general news and trade publications as well as to secure product placement in key fashion and lifestyle magazines and television shows, and place our footwear on the feet of trend-setting celebrities and their children. We have been featured on leading business shows with interviews of our executives discussing the Company’s business strategy and position within the footwear market. We have amassed an array of prominent product placements in leading fashion, lifestyle, sports and pop culture magazines and websites, and seeded our footwear to celebrities and influencers who have appeared in magazines, online sites and social media pages in our footwear.

Social Media. With the goal of engaging with consumers, showcasing our product in relatable settings and relaying the latest news, we have built communities on Facebook, Twitter, Instagram, Pinterest and Snapchat in the United States and countries around the world where are product is sold. The social platforms are divided into Skechers and Skechers Performance sites, as well as a BOBS page to feature our charitable footwear line. The online communities also connect consumers around the world, allowing an easy glimpse into trends and events in other countries. Additionally, many countries also utilize platforms specific to their market, such as Weibo in China.

Promotions and Events. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways and collaborations with national retailers and radio stations. In 2015, we appeared at walks and at numerous marathons in Boston, New York, London, Paris, Santiago and other cities with Skechers Performance-branded booths to allow runners the ability to try on and often buy our products. In 2015, the Skechers Performance Division was the footwear and apparel sponsor for the Houston Marathon, and became the title sponsor of The Skechers Performance Los Angeles Marathon, which saw the first Skechers-branded event in 2016. Our products were made available to consumers directly or through key accounts at many of these events. In addition, we partnered with many key accounts for BOBS donation events in cities throughout the United States, Puerto Rico and Spain, building both our relationships with these accounts, as well as with the community as we donated footwear to children in need.

Visual Merchandising. Our in-house visual merchandising department supports wholesale customers, distributors and our retail stores by developing displays that effectively leverage our products at the point of sale. Our point-of-purchase display items include signage, graphics, displays, counter cards, banners and other merchandising items for each of our brands. These materials mirror the look and feel of each brand and reinforce the image, and draw consumers into stores.

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

Trade Shows. To better showcase our diverse products to footwear buyers in the United States and Europe and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at FFANY, Platform, The Licensing Show and Outdoor Retailer in the United States; GDS, MICAM, and ISPO in Europe; and many other international shows. Our dynamic, state-of-the-art trade show exhibits showcase our latest product offerings in a setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level.

Internet. We promote and sell our brands through our domestic website, www.skechers.com, as well as our foreign e-commerce sites in Chile, Germany and the United Kingdom, among other countries. This enables consumers to shop, browse, find store locations, socially interact, post a shoe review, photo, video or question, and immerse themselves in our brands. Our website is a venue for dialog and feedback from customers about our products which enhances the Skechers brand experience while driving sales through all our retail channels. In addition, in 2015 we launched the Skechers shopping mobile app.

PRODUCT DISTRIBUTION CHANNELS

We have three reportable segments: domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores and online retailers. Internationally, our products are available through wholesale customers in more than 160 countries and territories via our global network of distributors, in addition to our subsidiaries in Asia, Europe, Canada, Central America and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. In addition, twenty distributors and 16 licensees have opened and operate 413 distributor-owned or -licensed Skechers retail stores and 250 licensee-owned Skechers retail stores, respectively, in over 60 countries as of December 31, 2015.

Domestic Wholesale. We distribute our footwear through the following domestic wholesale distribution channels: department stores, specialty stores, athletic specialty shoe stores and independent retailers, and internet retailers. While department stores and specialty retailers are the largest distribution channels, we believe that we appeal to a variety of wholesale customers, many of whom may operate stores within the same retail location due to our distinct product lines, variety of styles and the price criteria of their specific customers. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing and new customer retail locations.

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

We believe that we have developed a loyal customer base through exceptional customer service. We believe that our close relationships with these accounts help us to maximize their retail sell-throughs. Our marketing teams work with our wholesale customers to ensure that our merchandise and marketing materials are properly presented. Sales executives and merchandise personnel work closely with accounts to ensure that appropriate styles are purchased for specific accounts and for specific stores within those accounts, as well as to ensure that appropriate inventory levels are carried at each store. Such information is then utilized to help develop sales projections and determine the product needs of our wholesale customers. The value-added services we provide our wholesale customers help us maintain strong relationships with our existing wholesale customers and attract potential new wholesale customers.

Retail stores and e-commerce. We pursue our retail store strategy through our three integrated retail formats: the concept store, the factory outlet store and the warehouse outlet store.  Our domestic website, www.skechers.com, as well as our foreign e-commerce sites, are virtual storefronts that promote the Skechers brands. Our websites are designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. These virtual stores provide a convenient, alternative shopping environment and brand experience. These websites are an additional efficient and effective retail distribution channel, which has improved our customer service.  Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. In 2015, we upgraded the technologies in many of our stores, providing visibility to our merchandise in other stores and at our distribution center in order to better serve our customers with an omni-channel approach to sales. We periodically review all of our stores for impairment. We prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 15, 2016, we owned and operated 119 concept stores, 155 factory outlet stores and 117 warehouse outlet stores in the United States, and 82 concept stores, 41 factory outlet stores, and five warehouse outlet stores internationally. During 2015, we took over the operations of 15 international concept stores and two international outlet stores from our distributor in Panama.  During 2016, we plan to open 55 to 65 new stores.

•	Concept Stores

Our concept stores are located at marquee street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square (with a second location opened in 2015), 5th Avenue, Union Square, Roosevelt Field Mall, and 34th Street in New York, Powell Street in San Francisco, Hollywood and Highland in Hollywood, Santa Monica’s Third Street Promenade, Ala Moana Center in Hawaii and Las Vegas’ Grand Canal Shoppes at the Venetian and Fashion Show Mall. International locations include Westfield London and Westfield Stratford in London, Buchanan Street in Glasgow, Princes Street in Edinburgh, Toronto’s Eaton Centre, Vancouver’s Pacific Centre, the Shinsaibashi shopping district of Osaka and Kalverstraat Street in Amsterdam. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances.

The typical Skechers concept store is approximately 2,400 square feet, although in certain markets we have opened concept stores as large as 7,800 square feet or as small as 1,500 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in North America, Europe, Central America, South America and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall, where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.

•	Factory Outlet Stores

Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have 41 international factory outlet stores – nine in England, eight in Canada, four each in Chile and Spain, three in Japan, two each in Austria, Germany and Italy, and one each in Colombia, the Netherlands, Panama, Poland, Portugal, Scotland and Wales. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,000 to 9,000 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points.

•	Warehouse Outlet Stores

Our free-standing and inline warehouse outlet stores, which are primarily located throughout the United States and Canada, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores are typically larger than our factory outlet stores and typically range in size from approximately 4,400 to 30,000 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable.

Store count, openings and closings for our domestic, international and consolidated joint venture stores are as follows:

	Number of Store Locations	Opened during	Closed during	Number of Store Locations
	December 31, 2014	2015	2015	December 31, 2015
Domestic stores
Concept	120	5	(6)	119
Factory Outlet	145	11	(1)	155
Warehouse Outlet	97	19	—	116
Domestic stores total	362	35	(7)	390
International stores
Concept	51	31	(1)	81
Factory Outlet	33	8	—	41
Warehouse Outlet	3	2	—	5
International stores total	87	41	(1)	127
Joint venture stores
China Concept	24	10	(2)	32
China Factory Outlet	18	5	(3)	20
Hong Kong Concept	24	5	—	29
Hong Kong Outlet	—	—	—	—
South East Asia Concept	18	4	(1)	21
South East Asia Outlet	—	—	—	—
India Concept	18	12	(1)	29
India Outlet	2	—	(1)	1
Joint venture stores total	104	36	(8)	132
Total domestic, international and joint venture stores	553	112	(16)	649

International Wholesale. Our products are sold in more than 160 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our joint ventures in Asia, as well as through our subsidiaries in Central America, Europe, Japan, North America and South America; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in select countries and territories across Asia, South America, Africa, the Middle East and Australia; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.

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

Europe

We currently merchandise, market and distribute product in most of Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; Skechers USA Italia S.r.l., with its offices and showrooms in Milan, Italy; Skechers CEE, Kft. with its offices and showrooms in Budapest, Hungry as well as regional showrooms in Albania, Bosnia-Herzegovina, Bulgaria, Croatia, the Czech Republic, Kosovo, Macedonia, Moldova, Montenegro, Romania, Serbia, Slovakia and Slovenia. Skechers-owned retail stores in Europe include 15 concept stores and 24 factory outlet stores located in 12 countries.

To accommodate our European subsidiaries’ operations, we operate an approximately 780,000 square-foot distribution center in Liege, Belgium. During 2015, we completed the third phase of automation upgrades of our European Distribution Center equipment, allowing us to more efficiently receive and ship product to our subsidiaries and retail stores throughout Europe. In 2016, we plan to complete the fourth expansion phase, bringing our European facility to one million square-feet. The additional space that we added in 2015 will consolidate off-site storage facilities into a single on-site location that will further increase efficiencies and offer storage capacity of up to four million pairs of shoes.

Canada

We currently merchandise, market and distribute product in Canada through Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario.  Product sold in Canada is primarily sourced from our U.S. distribution center in Rancho Belago, California. We have 15 concept stores, eight factory outlet stores, and five warehouse outlet stores.

South America and Central America

We currently merchandise, market and distribute product in South America and Central America through the following subsidiaries: Skechers Do Brasil Calcados LTDA, with its offices and showrooms located in Sao Paulo, Brazil; Comercializadora Skechers Chile Limitada, with its offices and showrooms located in Santiago, Chile; Skechers Latin America LLC, with its offices and showrooms in Panama City, Panama as well as regional showrooms in Panama, Peru, Colombia and Costa Rica also distributes products in the Caribbean, Ecuador, Guatemala, El Salvador, Honduras and Nicaragua. Product sold in South America and Central America is primarily shipped directly from our contract manufacturers’ factories in China and Vietnam.

Japan

We currently merchandise, market and distribute product in Japan through our wholly-owned subsidiary, Skechers Japan GK, with its offices and showrooms located in Tokyo, Japan. Product sold in Japan is primarily shipped directly from our contract manufacturers’ factories in China.  Our retail stores are in key locations in Osaka, Tokyo, and other cities.

China and Hong Kong

We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that generate net sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. Our retail stores are in key locations in Shanghai, Beijing, Guangzhou, Hong Kong, Macau and other cities. These joint ventures are consolidated in our financial statements.

Malaysia and Singapore

We have a 50% interest in a joint venture in Malaysia and Singapore that generates net sales in those countries. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. Our retail stores are in key locations in Singapore, Kuala Lumpur, Petaling Jaya and other cities. These joint ventures are consolidated in our financial statements.

India

We have a 51% interest in Skechers South Asia Private Limited and a 49% interest in Skechers Retail India Private Limited, which are both joint ventures, that generate net sales in India. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. Our retail stores are in key locations in Bangalore, Mumbai, New Delhi and other cities. These joint ventures are consolidated in our financial statements.

•	Distributors and Licensees

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 25 distributors who sell our products to department, athletic and specialty stores in more than 75 countries around the world. As of December 31, 2015, we also had agreements with 19 of these distributors and 17 licensees regarding 413 distributor-owned or -licensed Skechers retail stores and 250 licensee-owned Skechers retail stores, respectively, that are open in over 65 countries. Our distributors and licensees own and operate the following retail stores:

	Number of Store Locations	Opened during	Closed during	Number of Store Locations
	December 31, 2014	2015	2015	December 31, 2015
Distributor and licensee stores
North America Concept	46	7	—	53
North America Factory Outlet	12	2	—	14
Central America Concept	8	2	(7)	3
Central America Factory Outlet	1	1	(2)	—
South America Concept	26	7	(13)	20
South America Factory Outlet	1	—	(1)	—
Africa Concept	26	5	—	31
Asia Concept	193	98	(22)	269
Asia Factory Outlet	18	55	(2)	71
Australia/New Zealand Concept	20	10	—	30
Australia/New Zealand Factory Outlet	11	—	—	11
Europe Concept	63	36	(5)	94
Europe Factory Outlet	4	1	—	5
Middle East Concept	43	17	(1)	59
Middle East Factory Outlet	2	1	—	3
Total distributor and licensee stores	474	242	(53)	663

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

For disclosure of financial information about geographic areas and segment information for our three reportable segments–domestic wholesale sales, international wholesale sales, and retail sales, see Note 17 – Segment Information in the consolidated financial statements included in this annual report.

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

As of February 15, 2016, we had 25 active domestic and international licensing agreements in which we are the licensor. These include Skechers-branded bags, backpacks and lunch boxes, belts, wallets and headwear, socks, eyewear, fitness, yoga and running accessories, work accessories and watches, Skechers Sport apparel, BOBS from Skechers apparel, and Twinkle Toes dolls, toys backpacks, lunchboxes, do-it-yourself fashion kits and fashion accessories. We have international licensing agreements for the design and distribution of men’s, women’s  and kids’ apparel in Chile, Israel, the Philippines, the United Kingdom and South Korea; socks in France; apparel, socks, bags, backpacks and luggage in Mexico; bags, backpacks, apparel, watches and accessories in Latin America; and watches in the Philippines.

DISTRIBUTION FACILITIES AND OPERATIONS

We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either: (i) to our approximate 1.8 million square-foot distribution center located in Rancho Belago, California, (ii) to our approximate 780,000 square-foot European Distribution Center (“EDC”) located in Liege, Belgium, (iii) to our company-operated distribution centers or third-party distribution centers in Central American, South America and Asia or (vi) directly from third-party manufacturers to our other international customers and other international third-party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system (“EDI system”) which is linked to some of our larger customers. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.

BACKLOG

As of December 31, 2015 our backlog was $1.08 billion, compared to $988.7 million as of December 31, 2014. Backlog orders are subject to cancellation by customers, as evidenced by order cancellations that we have experienced in the past, due to the weakened U.S. economy and shifting footwear trends. For a variety of reasons, including changes in the economy, customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter shipment lead times, our backlog may not be a reliable measure of future sales for any succeeding period.

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 128 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 21 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets, and believe that they have significant value in marketing our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Skechers trademark and other key trademarks. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not, or will not, violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention and associated legal costs with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations. We have sued and have been sued by third parties for infringement of intellectual property. It is our opinion that none of these claims has materially impaired our ability to utilize our intellectual property rights.

The laws of certain foreign countries do not protect intellectual property rights to the same extent, or in the same manner, as do the laws of the United States. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful, or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time, we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others, or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Skechers brand, result in the shift of consumer preferences away from our products, and generally have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

The footwear industry is a competitive business. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our casual shoes and utility footwear compete with footwear offered by companies such as Columbia Sportswear Company, Converse by Nike, Inc., Deckers Outdoor Corporation, Kenneth Cole Productions Inc., Steven Madden, Ltd., The Timberland Company, V.F. Corporation and Wolverine World Wide, Inc. Our athletic lifestyle and performance shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Reebok International Ltd., Puma SE, ASICS America Corporation, New Balance Athletic Shoe, Inc. and Under Armour, Inc. The intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for performance footwear, including the walking fitness category, constitute significant risk factors in our operations. Our children’s shoes compete with footwear offered by these companies and others including, Payless Holdings, and with other brands such as Stride Rite by Wolverine World Wide, Inc. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other factors. These and other competitors pose challenges to our market share in our major domestic markets, and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of January 31, 2016, we employed approximately 9,200 persons, of whom approximately 3,600 were employed on a full-time basis and approximately 5,600 were employed on a part-time basis, primarily in our retail stores. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

The footwear industry is subject to rapidly changing consumer preferences. The continued popularity of our footwear and the development of new lines and styles of footwear with widespread consumer appeal, including consumer acceptance of our performance footwear, requires us to accurately identify and interpret changing consumer trends and preferences, and to effectively respond in a timely manner. Continuing demand and market acceptance for both existing and new products are uncertain and depend on the following factors:

•	substantial investment in product innovation, design and development;
•	commitment to product quality; and
•	significant and sustained marketing efforts and expenditures, including with respect to the monitoring of consumer trends in footwear specifically, and in fashion and lifestyle categories generally.

In assessing our response to anticipated changing consumer preferences and trends, we frequently must make decisions about product designs and marketing expenditures several months in advance of the time when actual consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences and trends with new products that achieve market acceptance. Because of the ever-changing nature of consumer preferences and market trends, a number of companies in the footwear industry, including ours, experience periods of both rapid growth, followed by declines, in revenue and earnings. If we fail to identify and interpret changing consumer preferences and trends, or are not successful in responding to these changes with the timely development of products that achieve market acceptance, we could experience excess inventories, higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products, and our business, financial condition and results of operations could be materially and adversely affected.

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

We Face Intense Competition, Including Competition From Companies In The Performance Footwear Market and Those With Significantly Greater Resources Than Ours, And If We Are Unable To Compete Effectively With These Companies, Our Market Share May Decline And Our Business Could Be Harmed.

We face intense competition from other established companies in the footwear industry.  Our competitors’ product offerings, pricing, costs of production, and advertising and marketing expenditures are highly competitive areas in our business. If we do not adequately and timely anticipate and respond to our competitors, consumer demand for our products may decline significantly. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, keep up with rapid changes in footwear technology, and more quickly develop new products. New companies may also enter the markets in which we compete, further increasing competition in the footwear industry. In addition, negative consumer perceptions of our performance features due to our historical reputation as a fashion and lifestyle footwear company may place us at a competitive disadvantage in the performance footwear market. We may not be able to compete successfully in the future, and increased competition may result in price reductions, cost increases, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would materially adversely impact our business, results of operations and financial condition.

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

If any single style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2015 or 2014. However, this may change in the future, and fluctuations in sales of any style representing a significant portion of our future net sales could have a negative impact on our operating results.

The Uncertainty Of Global Market Conditions May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

While global economic conditions have recently improved slightly, their uncertain state continues to negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. If the current economic situation does not improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the uncertain global market conditions continue for a significant period of time or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During 2015, 2014 and 2013, our net sales to our five largest customers accounted for approximately 14.6%, 15.7% and 18.1% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2015, 2014 and 2013. As of December 31, 2015, one customer accounted for 10.6% of trade receivables. No other customer accounted for more than 10.0% of trade receivables at December 31, 2015 and 2014. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Seasonal Fluctuations In Demand For Footwear, Delivery Date Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers have no obligation to purchase forecasted amounts, may and have canceled orders, and may change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature, with the strongest sales generally occurring in our second and third quarters for the back-to-school selling season. Back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our net sales and results of operations for our second or third quarters. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future net sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our operating results.

Our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter, and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net earnings from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A Common Stock.

Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China, Which Could Affect Our Ability To Sell Or Manufacture Our Products In International Markets, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.

Substantially all of our net sales during the year ended December 31, 2015 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

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

Many Of Our Retail Stores Depend Heavily On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

Many of our concept stores are located in shopping malls, and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from an economic slowdown, political, social or military events or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could reduce sales of particular existing stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2015 and 2014, the top five manufacturers of our products produced approximately 56.5% and 58.9% of our total purchases, respectively. One manufacturer accounted for 31.5% and 37.5% of total purchases during 2015 and 2014, respectively. Another manufacturer accounted for 9.1% and

6.1% of our total purchases during 2015 and 2014, respectively. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines, or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries, or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards, or higher lead times for delivery. If we are unable to provide products consistent with our standards, or the manufacture of our footwear is delayed or becomes more expensive, our business would be harmed.

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

In addition, if we, or our foreign manufacturers, violate United States or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record-keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical, and have a negative impact on our operating results.

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

It Is Difficult To Predict The Effect Of Regulatory Inquiries About Advertising And Promotional Claims Related To Our Toning Shoe Products.

The toning footwear market is dominated by a handful of competitors who design, market and advertise their products to promote fitness benefits associated with wearing the footwear. Advertising that promotes fitness benefits associated with the toning footwear market has come under review from state, federal, and foreign governmental and quasi-governmental regulators. As discussed in greater detail under “Legal Proceedings” in Part I, Item 3 of this annual report, we announced on May 16, 2012 that we had settled all domestic legal proceedings relating to advertising claims made in connection with the marketing of our toning shoe products. Under the terms of the global settlement—without admitting any fault or liability, with no findings being made that our company had violated any law, and with no fines or penalties being imposed—we made payments in the aggregate amount of $50 million to settle all domestic advertising class action lawsuits and related claims brought by the FTC and the SAGs. On November 8, 2012, we were served with a Grand Jury Subpoena (“Subpoena”) that was issued by a grand jury of the United States District Court for the Northern District of Ohio, in Cleveland, Ohio for documents and information relating to past advertising claims for our toning footwear, including Shape-ups and Resistance Runners. The Subpoena, which seeks documents and information related to outside studies conducted on our toning footwear, appears related to the FTC’s inquiry into our claims and advertising for Shape-ups and our other toning shoe products. In December 2015, the Assistant United States Attorney informed us that the grand jury had concluded its review of this matter and that no legal action would be taken against our company, any of our employees or any other individuals. Although the grand jury’s inquiry was concluded without having a material adverse impact on our results of operations or financial position, it is still too early to predict if there will be any additional government inquiries either in the United States or abroad and  whether the final resolution of these matters could have a material adverse impact on our advertising, promotional claims, business, results of operations and financial position.

Our Strategies Involve A Number Of Risks That Could Prevent Or Delay The Successful Opening Of New Stores As Well As Negatively Impact The Performance Of Our Existing Stores.

Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to identify suitable store locations, the availability of which is outside of our control; negotiate acceptable lease terms, including desired tenant improvement allowances; source sufficient levels of inventory to meet the needs of new stores; hire, train and retain store personnel; successfully integrate new stores into our existing operations; and satisfy the fashion preferences in new geographic areas.

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

Our future success depends upon the continued services of Robert Greenberg, Chairman of the Board and Chief Executive Officer; Michael Greenberg, President and a member of our Board of Directors; and David Weinberg, Executive Vice President, Chief Operating Officer, Chief Financial Officer and a member of our Board of Directors. The loss of the services of any of these individuals or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense, and we may not be successful in attracting and retaining such personnel.

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

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, ®, ®, ®, Skechers Cali™, Relaxed Fit®, Skechers Memory Foam™, Skech-Air®, BOBS®, Hot Lights®, Twinkle Toes® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

We utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, and others, including credit card information and personal identification information. A security breach may expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect against transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our cyber security systems could result in private information exposure and a violation of applicable privacy and other laws, significant potential liability including legal and financial costs, and loss of confidence in our security measures by customers, which could have an adverse effect on our business, financial condition and reputation.

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2015, a substantial portion of our operations are located in California, including 87 of our retail stores, our headquarters in Manhattan Beach, and our domestic distribution center in Rancho Belago. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fire affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Two Principal Stockholders Are Able Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2015, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 45.0% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 15.7% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 38.7% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2015, Mr. Greenberg beneficially owned 30.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 41.2% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 25.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Our corporate headquarters are located at several properties in Manhattan Beach, California, which consist of an aggregate of approximately 145,000 square feet. We own and lease portions of our corporate headquarters.

Our U.S. distribution center is a 1.8 million square-foot facility located on approximately 110 acres in Rancho Belago, California. We are leasing the distribution center from a joint venture, HF Logistics-SKX (the “JV”), that we formed with HF Logistics I, LLC (“HF”) in January 2010 for the purpose of building and operating the facility. The lease for this facility expires in 2031, with a base rent of $940,695 per month, or approximately $11.3 million per year. The JV is consolidated in our financial statements.

Our European Distribution Center occupies approximately 780,000 square feet in Liege, Belgium under four operating leases, with base rent of approximately $4.1 million per year.  Each lease provides for an original term of 15 years, commencing on January 1, 2016 (except for one lease that is not expected to commence until April 1, 2016), subject to automatic extensions for recurring periods of five years unless we or the landlord terminates the lease in writing 12 months prior to the expiration of the original lease term or 12 months prior to the end of the then applicable five-year extension.

All of our domestic retail stores and showrooms are leased with terms expiring between March 2016 and May 2032. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $63.3 million for the year ended December 31, 2015.

We also lease all of our international administrative offices, retail stores, showrooms and distribution facilities located in Asia, Central America, Europe, North America and South America. The property leases expire at various dates between March 2016 and November 2027. Total base rent for the leased properties aggregated approximately $46.4 million for the year ended December 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS

Our claims and advertising for our toning products including for our Shape-ups are subject to the requirements of, and routinely come under review by regulators including the U.S. Federal Trade Commission (“FTC”), states’ Attorneys General and government and quasi-government regulators in foreign countries. We have responded to requests for information regarding our claims and advertising from regulatory and quasi-regulatory agencies in several countries and fully cooperated with such requests. While we believe that our claims and advertising with respect to our core toning products are supported by scientific tests, expert opinions and other relevant data, and while we have been successful in defending our claims and advertising in several different countries, we have discontinued using certain test results and we periodically review and update our claims and advertising. The regulatory inquiries may conclude in a variety of outcomes, including the closing of the inquiry with no further regulatory action, settlement of any issues through changes in its claims and advertising, settlement of any issues through payment to the regulatory entity, or litigation.

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

On November 8, 2012, we were served with a Grand Jury Subpoena (“Subpoena”) for documents and information relating to our past advertising claims for our toning footwear, including Shape-ups and Resistance Runners. The Subpoena was issued by a Grand Jury of the United States District Court for the Northern District of Ohio, in Cleveland, Ohio. The Subpoena sought documents and information related to outside studies conducted on our toning footwear and appeared to grow out of the FTC’s inquiry into our claims and advertising for Shape-ups and our other toning shoe products, which we settled with the FTC, SAGs and consumer class as part of a global settlement, as set forth above. In December 2015, after reviewing materials provided in response to the Subpoena, the Assistant United States Attorney informed us that the Grand Jury had concluded its review of this matter and that no legal action would be taken against our company, any of our employees or any other individuals.

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

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 1,141 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. Skechers has resolved 481 personal injury claims in the MDL proceedings, comprised of 90 that were filed as formal actions and 391 that were submitted by plaintiff fact sheets. Skechers has also settled 1,332 claims in principle—1,101 filed cases and 231 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but two personal injury cases pending in the MDL have been or are expected to soon be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by our company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Thirty-five actions brought on behalf of a total of 476 plaintiffs, have been settled and dismissed. We have also settled in principle an additional 31 actions brought on behalf of 405 plaintiffs pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by us. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by us. Thus, taking into account both consummated settlements and cases subject to the settlement program, only five lawsuits on behalf of a total of ten plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those five remaining cases. No trial dates have been set.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Ten of those actions have been resolved and dismissed. One of the remaining actions that includes the claims of 65 plaintiffs has been settled in principle pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). The last remaining action in a state court other than California was recently filed in Missouri on January 4, 2016 on behalf of a single plaintiff. We have not yet been served in that action.

With respect to the global settlement programs referenced above, the personal injury cases in the MDL and LASC Coordinated Cases and in other state courts were largely solicited and handled by the same plaintiffs law firms. Accordingly, mediations to discuss potential resolution of the various lawsuits brought by these firms were held on May 18, June 18, and July 24, 2015. At the conclusion of those mediations, the parties reached an agreement in principle on a global settlement program that is expected to resolve all or substantially all of the claims by persons represented by those firms. The global settlement program involves complex monetary and non-monetary terms that are in the final stages of being documented. If the group settlements are not finalized and the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. The settlements have been reached for business purposes in order to end the distraction of litigation, and we continue to believe we have meritorious defenses and intend to defend any remaining cases vigorously. In addition, even if the global settlement is finalized, it is too early to predict whether there will be future personal injury cases filed which are not covered by the settlement, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued

products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and BOBS Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Deckers Outdoor Corporation v. Skechers U.S.A., Inc. — On November 20, 2014, Deckers filed an action against our company in the United States District Court for the Central District of California, Case 2:14-cv-08988-SJO-FFM, alleging trademark infringement, patent infringement, trade dress infringement, and unfair competition arising out of our alleged use of certain names and design elements. The complaint seeks, among other things, injunctive relief, an accounting of profits, compensatory damages, statutory, treble and punitive damages, costs and attorneys’ fees. We have finalized a settlement involving both monetary and non-monetary terms, which will not have a material adverse impact on our operations or financial position.

Brian Nicklaus v. Skechers USA, Inc. et al. — On July 27, 2015, a former employee named Brian Nicklaus filed an action against our company in the Superior Court of California, County of Los Angeles, Case No. BC589344, alleging age discrimination, wrongful termination, and retaliation, among other causes of actions, and seeking compensatory damages, punitive and exemplary damages and attorneys’ fees. Skechers believes it has meritorious defenses, vehemently denies the allegations and intends to defend this case vigorously. Notwithstanding, it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

adidas America, Inc., et. al v. Skechers USA, Inc. — On September 14, 2015, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:15-cv-1741, alleging that three Skechers shoe styles (Skechers Onix, Skechers Relaxed Fit Cross Court TR, and Skechers Relaxed Fit – Supernova Style) infringe adidas’ trademarks and/or trade dress rights. adidas asserts claims under federal and state law for trademark and trade dress infringement, unfair competition, trademark and trade dress dilution, unfair and deceptive trade practices, and breach of a settlement agreement entered into between the parties in 1995. adidas seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble, enhanced and punitive damages), and attorneys’ fees. On September 14, 2015, adidas filed a motion for preliminary injunction in which it sought to preliminarily restrain us from manufacturing, distributing, advertising, selling, or offering for sale any footwear (a) that is confusingly similar to adidas’ STAN SMITH Trade Dress, (b) bearing stripes in a manner that is confusingly similar to adidas’ Three-Stripe Mark, or (c) under adidas’ SUPERNOVA Mark. We opposed adidas’ motion. A hearing on adidas’ motion was held on December 15, 2015. On February 12, 2016, the Court issued a preliminary injunction prohibiting us from selling two styles from our vast footwear collection and from using the word “Supernova” in connection with a third style. While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc., v. Skechers USA, Inc. — On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

	LOW	HIGH
YEAR ENDED DECEMBER 31, 2015
First Quarter	$18.41	$24.75
Second Quarter	23.33	38.26
Third Quarter	36.53	54.53
Fourth Quarter	24.56	49.28
YEAR ENDED DECEMBER 31, 2014
First Quarter	$8.82	$12.26
Second Quarter	11.05	15.84
Third Quarter	14.82	21.56
Fourth Quarter	15.92	20.78

HOLDERS

As of February 15, 2016, there were 105 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 29 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

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

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2010 to December 31, 2015, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and the peer group index, which is believed to include companies engaged in businesses similar to ours. The peer group index consists of six companies: Nike, Inc., adidas AG, Steven Madden, Ltd., Wolverine World Wide, Inc., Crocs, Inc., and Deckers Outdoor Corporation.

The graph assumes an investment of $100 on December 31, 2010 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will neither make nor endorse any predictions as to our future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

(in dollars)	12/10	12/11	12/12	12/13	12/14	12/15
Skechers U.S.A., Inc.	100.00	60.60	92.50	165.65	276.25	453.15
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group	100.00	109.30	123.96	188.65	189.57	240.54

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2015 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

(In thousands, except net earnings (loss) per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	2015	2014	2013	2012	2011
Net sales	$3,147,323	$2,377,561	$1,846,361	$1,560,321	$1,606,016
Gross profit	1,424,008	1,071,905	818,792	683,326	623,748
Earnings (loss) from operations	350,824	209,071	93,609	22,319	(133,793)
Earnings (loss) before income taxes (benefit)	333,497	191,380	82,215	10,473	(131,047)
Net earnings (loss) attributable to Skechers U.S.A., Inc.	231,912	138,811	54,788	9,512	(67,484)
Net earnings (loss) per share:(1)
Basic	1.52	0.91	0.36	0.06	(0.46)
Diluted	1.50	0.91	0.36	0.06	(0.46)
Weighted average shares:(1)
Basic	152,847	151,839	151,090	148,485	145,473
Diluted	154,200	153,079	151,690	149,826	145,473

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2015	2014	2013	2012	2011
Working capital	$993,454	$779,277	$704,506	$647,771	$578,885
Total assets	2,047,408	1,674,918	1,408,570	1,340,220	1,281,888
Long-term borrowings, excluding current installments	68,942	15,081	116,488	128,517	76,531
Skechers U.S.A., Inc. equity	1,327,556	1,075,249	930,322	875,969	852,561

(1)

Basic earnings per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings (loss) per share, reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock.  All share and per share information has been retroactively adjusted for the three-for-one stock split that was effective on October 16, 2015.

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

Our operations are organized along our distribution channels, and we have the following three reportable sales segments: domestic wholesale sales, international wholesale sales, which include international direct subsidiary sales and international distributor sales, and retail sales, which includes our e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in Note 17 – Segment Information in our consolidated financial statements included under Part II, Item 8 of this annual report.

FINANCIAL OVERVIEW

Our net sales for 2015 increased $769.8 million, or 32.4%, to $3.147 billion, compared to net sales of $2.378 billion in 2014. The increase in net sales was broad based across our domestic wholesale, international wholesale and retail segments, with the largest increases across our Women’s Go, Women’s Active, Men’s and Women’s Sport, and Men’s USA divisions during 2015. Net earnings attributable to Skechers U.S.A., Inc. were $231.9 million for 2015, an increase of $93.1 million, or 67.1%, compared to net earnings of $138.8 million in 2014. Diluted earnings per share for 2015 was $1.50, which reflected a 65.9% increase from the $0.91 diluted earnings per share reported in the prior year. The increase in net earnings attributable to Skechers U.S.A., Inc. for 2015 was primarily the result of increased sales in our domestic wholesale, international wholesale and retail segments following the introduction of new products with increased margins in our domestic wholesale and domestic retail segments. Our working capital was $993.5 million at December 31, 2015, which was an increase of $214.2 million from working capital of $779.3 million at December 31, 2014. Our cash and cash equivalents increased $41.3 million to $508.0 million at December 31, 2015 from $466.7 million at December 31, 2014. This increase in cash of $41.3 million was primarily the result of our increased net earnings and increased payables, which were partially offset by increased inventories and increased accounts receivables.

2015 OVERVIEW

In 2015, we focused on product development, building a strong team of global brand ambassadors, domestic and international growth, development of our global infrastructure, and balance sheet and expense management.

New product design and delivery.  Our success depends on our ability to design and deliver comfortable, stylish, affordable product to consumers across a broad range of demographics. In 2015, we focused on innovation and comfort across all of our core and existing styles, added fresh looks to our product lines, and developed new product lines that included lifestyle and performance footwear. This included the addition of Skech-Air for men, women and kids, Skechers Modern Comfort, Skechers GOwalk Flex, and Game Kicks and Twinkle Wishes for kids.

Grow our domestic business. In 2015, our focus was on maintaining our core Skechers business in our domestic wholesale accounts, while finding new opportunities to add shelf space and expand into new locations with new Skechers categories.  We became the second largest footwear brand in the United States, as well as the number one walking brand and number one work brand. We also focused on expanding our domestic retail distribution channel by opening 35 additional company-owned domestic stores, including our second store in Times Square.

Further develop our international businesses. During 2015, we continued to focus on improving our international operations by increasing our customer base within our existing subsidiary business and increasing our product offering to accounts within each country. As part of our ongoing efforts to maximize our growth in key markets, we expanded our direct distribution base with the transition of the business of several distributors to a wholly-owned Central Eastern European subsidiary that encompasses 14 countries, including Hungary, the Czech Republic, Croatia and Serbia. We also transitioned our distributor’s business in Panama to a wholly-owned subsidiary in Latin America that will oversee 30 countries in the region, including the key markets of Peru, Colombia, Costa Rica and Panama. With strong growth across numerous international markets, we also focused in on some key growth countries, including China, who achieved triple-digit sales growth in 2015. In our international retail distribution channel, we expanded by opening 41 additional company-owned international stores, which included taking over the operations of 15 international concept stores and two international outlet stores from our distributor in Panama. Additionally, we expanded our franchise retail base with more Skechers branded stores in countries where we directly handle the distribution of our product.

Develop our global infrastructure. In 2015, we completed the second and third phases of the automation upgrade and expansion of our European Distribution Center, increasing our capacity to 780,000 square feet, and completed an additional equipment upgrade in our Rancho Belago distribution center, further increasing our efficiencies. We continue to upgrade our distribution facilities to increase our capacity and efficiency and to better manage our growth worldwide.

Balance sheet and expense management.  During 2015, we continued to focus on managing our inventory levels and bringing our marketing expenses and general and administrative expenses in line with expected sales.

OUTLOOK FOR 2016

During 2016, we will continue to innovate our lifestyle and performance product lines by developing new styles and expanding into new categories.  The global footwear market is competitive; however, because our products are marketed at affordable prices, we believe that our styles resonate with consumers worldwide, which translates into a brand that is in demand globally. With a growing team of brand ambassadors—including legends Sugar Ray Leonard and Ringo Starr for men; pop superstars Demi Lovato and Meghan Trainor for young women; and elite athletes Meb, Kara Goucher and Matt Kuchar for our Skechers Performance division, we believe our appeal is broad and demand for our product will continue. We will continue to broaden the targeted demographic profile of our consumer base, increase our shelf space and open 55 to 65 company-owned retail locations, predominantly in the United States, without detracting from existing business. In addition, we will complete the last phase of expansion at our European Distribution Center by the end of the second quarter of 2016, which will increase the capacity to one million square feet, which will continue to increase our product distribution efficiencies and support expected future growth.

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

General and administrative expenses

General and administrative expenses consist primarily of the following: salaries, wages and related taxes, various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs and expenses related to our distribution network for our Rancho Belago, European and other foreign distribution centers, professional fees related to both legal and accounting services, insurance, depreciation and amortization, asset impairment and legal settlements, among other expenses. Our distribution network-related costs are included in general and administrative expenses and are not allocated to specific segments.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Net sales

Net sales for 2015 were $3.147 billion, which was an increase of $769.8 million, or 32.4%, compared to net sales of $2.378 billion for 2014. The increase in net sales was broad-based and attributable to higher sales in our domestic wholesale segment, international wholesale segment and our retail segment primarily due to the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $221.8 million, or 22.2%, to $1.220 billion for 2015 compared to $998.0 million for 2014. The increase in our domestic wholesale segment’s net sales resulted from a 15.3% unit sales volume increase to 51.8 million pairs in 2015 from 44.9 million pairs in 2014. This increase was attributable to strong sales and significant growth in several key divisions including our Women’s Go, Women’s Active, Men’s and Women’s Sport, and Men’s USA divisions during 2015. The average selling price per pair within the domestic wholesale segment also increased 6.0%, to $23.53 per pair for 2015 from $22.20 for 2014, which was primarily the result of increased selling prices for our Women’s GO, Women’s Active and Men’s Sport divisions.

Our international wholesale segment net sales increased $405.2 million, or 58.8%, to $1.094 billion for 2015 compared to sales of $689.2 million for 2014. Our international wholesale sales consist of direct sales by our foreign subsidiaries – those sales we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries increased $271.0 million, or 54.5%, to $768.2 million for 2015 compared to sales of $497.2 million for 2014. The largest sales increases during the year came from our subsidiaries in the United Kingdom, Germany and Spain, and our joint ventures in China and Hong Kong. The increases are primarily attributable to sales of our Women’s and Men’s Go, Women’s Active and Men’s and Women’s Sport lines. Our distributor sales increased $134.2 million, or 69.9%, to $326.2 million for 2015, compared to sales of $192.0 million for 2014. This was primarily attributable to increased sales to our distributors in Australia and New Zealand, South Korea, Turkey and the United Arab Emirates (“UAE”).

Our retail segment sales increased $142.8 million to $833.1 million for the year ended December 31, 2015, a 20.7% increase over sales of $690.4 million for 2014. The increase in retail sales was primarily attributable to increased comparable sales of 10.5%, which included increased sales within our Women’s Go, Women’s Active, Men’s and Women’s Sport, and Men’s USA divisions and a net increase of 28 domestic and 40 international stores compared to 2014. For the year ended December 31, 2015, our domestic retail sales increased 17.2% compared to 2014, which was attributable to positive comparable domestic store sales of 10.0% and increased domestic store count, and our international retail store sales increased 35.8% compared to 2014, which was attributable to increased international store count and positive comparable international store sales of 12.5%.

We believe that we have established our presence in most major domestic retail markets. We had 391 domestic stores and 128 international retail stores as of February 15, 2016, and we currently plan to open approximately 55 to 65 stores in 2016.  During 2015, we opened five new domestic concept stores, 11 domestic factory outlet stores, 19 domestic warehouse outlet stores, 16 international concept stores, six international factory outlet stores and two international warehouse outlet stores, which included taking over the operations of 15 international concept stores and two international outlet stores from our distributor in Panama. During 2015, we closed six domestic concept stores, one domestic outlet store and one international concept store. We periodically review all of our stores for impairment. During 2015 and 2014, we did not record an impairment charge. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.

Gross profit

Gross profit for 2015 increased $352.1 million to $1.424 billion from $1.072 billion for 2014. Gross profit as a percentage of net sales, or gross margin, increased slightly to 45.2% in 2015 from 45.1% for 2014. Our domestic wholesale segment gross profit increased $103.1 million, or 28.0%, to $471.1 million for 2015 from $368.0 million for 2014, which was attributable to increased sales volumes and selling prices.  Domestic wholesale margins increased to 38.6% for 2015 from 36.9% for 2014. The increase in domestic wholesale margins was primarily attributable to higher margins in our Women’s GO, Women’s Active, Women’s Sport and Men’s USA lines.

Gross profit for our international wholesale segment increased $162.0 million, or 55.3%, to $454.7 million for 2015 compared to $292.7 million for 2014. Gross margins for the international wholesale segment were 41.5% for 2015 compared to 42.5% for 2014. Gross margins for our international direct subsidiary sales were 47.2% for 2015 as compared to 48.6% for 2014. The decrease in gross margins for our international wholesale segment and international direct subsidiary sales were primarily attributable to foreign currency fluctuations. Gross margins for our international distributor sales were 28.1% for 2015 as compared to 26.5% for 2014.

Gross profit for our retail segment increased $87.0 million, or 21.2%, to $498.2 million for 2015 as compared to $411.2 million for 2014. Gross margins for all stores were 59.8% for 2015 compared to 59.6% for 2014. Gross margins for our domestic stores were 61.5% for 2015 as compared to 60.1% for 2014. Gross margins for our international stores were 53.4% for 2015 as compared to 57.2% for 2014. The increases in domestic and overall retail margins were primarily attributable to increased domestic sales of our newer products at higher margins.

Selling expenses

Selling expenses increased by $54.6 million, or 30.1%, to $235.6 million for 2015 from $181.0 million for 2014. As a percentage of net sales, selling expenses were 7.5% and 7.6% for 2015 and 2014, respectively. The increase in selling expenses was primarily the result of increased sales commissions of $7.7 million due to increased revenues and $43.8 million in higher advertising expenses, which slightly increased as a percentage of net sales to 5.4% in 2015 from 5.3% in 2014.

General and administrative expenses

General and administrative expenses increased by $158.4 million, or 22.9%, to $849.3 million for 2015 from $690.9 million for 2014. As a percentage of sales, general and administrative expenses were 27.0% and 29.1% for 2015 and 2014, respectively. The increase in general and administrative expenses was primarily attributable to $68.0 million related to supporting our growing international operations, increased store operating costs of $42.7 million primarily attributable to an additional 68 stores, which includes 17 stores that were transitioned from our distributor in Panama to our wholly-owned subsidiary, increased salaries and wages of $22.9 million, including incentive compensation, and $17.9 million in professional fees.  In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $35.4 million, due to increased shipments, to $170.2 million from $134.8 million for 2015 and 2014, respectively.

Other income (expense)

Interest income was $0.7 million for 2015 compared to $0.8 million for 2014. Interest expense for 2015 decreased $1.8 million to $10.7 million compared to $12.5 million in 2014. The decrease was primarily due to decreased interest expense of $1.3 million attributable to reduced interest paid on loans for our domestic distribution center and domestic distribution center equipment. Loss on foreign currency transactions for 2015 increased $1.2 million to $6.6 million compared to $5.4 million in 2014. This increased foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany balances in our foreign subsidiaries. Loss on disposal of assets for 2015 decreased $0.2 million to a loss of $0.7 million as compared to a loss of $0.9 million in 2014.

Income taxes

Our provision for income tax expense and our effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates are generally significantly lower than in the U.S., ranging from 0% to 34%. Our provision for income tax expense was calculated using the applicable statutory income tax rate for each jurisdiction applied to our pre-tax earnings (loss) in each jurisdiction, while our effective tax rate is calculated by dividing income tax expense by earnings (loss) before income taxes.

Our earnings (loss) before income taxes and income tax expense for 2015, 2014 and 2013 are as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense
United States	$136,726	$52,173	$82,778	$32,500	$38,705	$12,807
Canada	4,228	1,024	6,241	1,572	4,091	1,187
Chile	2,983	572	629	138	9,622	1,920
Peoples Republic of China (“China”)	49,027	11,084	15,201	1,179	6,148	1,646
Jersey (1)	123,721	—	77,555	—	25,348	—
Non-benefited loss operations (2)	(16,719)	164	(13,021)	—	(15,841)	—
Other jurisdictions (3)	33,531	7,433	21,997	3,795	14,142	3,787
Earnings before income taxes	$333,497	$72,450	$191,380	$39,184	$82,215	$21,347
Effective tax rate (4)		21.7%		20.5%		26.0%

(1)	Jersey does not assess income tax on corporate net earnings.
(2)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Panama, Poland, Romania, Japan, Brazil and India.

(3)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5% of 2015 consolidated earnings (loss) before taxes: Hungary, Serbia, Bosnia and Herzegovina, Montenegro, Macedonia, Albania, Kosovo, Vietnam, Panama, Peru, Colombia, Costa Rica, the United Kingdom, Germany, France, Spain, Belgium, Italy, Netherlands, Switzerland, Malaysia, Thailand, Singapore, Hong Kong, Portugal and Austria.

(4)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2015, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 39%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax.  During 2015, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $136.7 million, with income tax expense of $52.2 million, which is an average rate of 38.2%.  Earnings (loss) before income taxes in non-U.S. jurisdictions were $196.8 million, with an aggregate income tax expense of $20.3 million, which is an average rate of 10.3%. Combined, this results in consolidated earnings before income taxes for the period of $333.5 million, and consolidated income tax expense for the period of $72.5 million, resulting in an effective tax rate of 21.7%. We estimate our annual effective tax rate for 2016 to be between 20%  and 25%. The estimated effective tax rate for 2016 is subject to management’s ongoing review and revision, if necessary.  For 2015, of our $196.8 million in earnings before income tax earned outside the U.S., $123.7 million was earned in Jersey, which does not impose a tax on corporate earnings.  In Jersey, earnings before income taxes increased by $46.2 million, or 59.5%, to $123.7 million for 2015, from $77.6 million for 2014. This increase was primarily attributable to us experiencing an increase of $433.7 million in net sales in the “Other international” geographic area for 2015 (see Note 17), which resulted in a significant increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements.  Due to the scalability of our operations, increases in net sales in the “Other international” geographic area from 2014 to 2015 resulted in a disproportionately greater increase in earnings before income taxes in Jersey.  In addition, there were foreign losses of $16.7 million for which no tax benefit was recognized during the year ended December 31, 2015 because of the provision of offsetting valuation allowances, but in which $0.2 million in nonrefundable withholding taxes were paid. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had more than 5% of our 2015 consolidated earnings (loss) before taxes. Unremitted earnings of non-U.S. subsidiaries are expected to be reinvested outside of the U.S. indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

As of December 31, 2015, we had approximately $508.0 million in cash and cash equivalents, of which $218.7 million, or 43.1%, was held outside the U.S. Of the $218.7 million held by our non-U.S. subsidiaries, approximately $33.4 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our financial statements as of December 31, 2015. We believe our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months, and we do not expect that we will need to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we chose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. As of December 31, 2015 and 2014, U.S. income taxes have not been provided on cumulative total earnings of approximately $482.7 million and $318.2 million, respectively.

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for 2015 increased $15.7 million to $29.1 million as compared to $13.4 million for 2014 due to increased profitability of our joint ventures. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Net sales

Net sales for 2014 were $2.378 billion, which was an increase of $531.2 million, or 28.8%, compared to net sales of $1.846 billion for 2013. The increase in net sales was broad-based and attributable to higher sales in our domestic wholesale segment, international wholesale segment and our retail segment which was primarily due to the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $195.8 million, or 24.4%, to $998.0 million for 2014 compared to $802.2 million for 2013. The increase in our domestic wholesale segment’s net sales resulted from a 19.1% unit sales volume increase to 44.9 million pairs in 2014 from 37.7 million pairs in 2013. This increase was attributable to strong sales and significant growth in several key divisions including our Women’s Go, Women’s Active, Men’s and Women’s Sport, and Men’s USA divisions, which was partially offset by reduced sales of our BOB’s products during 2014. The average selling price per pair within the domestic wholesale segment also increased 4.4%, to $22.20 per pair for 2014 from $21.26 for 2013, which was primarily the result of increased selling prices for our Women’s Sport, Women’s Active and Men’s USA divisions.

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

We believe that we have established our presence in most major domestic retail markets. We had 363 domestic stores and 84 international retail stores as of February 15, 2015. We opened 48 domestic retail stores and 19 international retail stores in 2014, while closing seven underperforming domestic stores and one international concept store. We opened 31 domestic retail stores and 16 international retail stores in 2013, while closing 10 underperforming domestic stores and one international store. We periodically review all of our stores for impairment. During 2014 and 2013, we did not record an impairment charge.

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

As of December 31, 2014, we had approximately $466.7 million in cash and cash equivalents, of which $193.2 million, or 41.4%, was held outside the U.S. Of the $193.2 million held by our non-U.S. subsidiaries, approximately $42.8 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our financial statements as of December 31, 2014. We believe our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months, and we do not expect that we will need to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we chose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. As of December 31, 2014 and 2013, U.S. income taxes have not been provided on cumulative total earnings of approximately $318.2 million and $226.0 million, respectively.

Non-controlling interest in net income and loss of consolidated subsidiaries

Non-controlling interest for 2014 increased $7.3 million to and expense of $13.4 million, as compared expense of $6.1 million for 2013. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at December 31, 2015 was $993.5 million, an increase of $214.2 million from working capital of $779.3 million at December 31, 2014. Our cash and cash equivalents at December 31, 2015 was $508.0 million, compared to $466.7 million at December 31, 2014. This increase in cash and cash equivalents of $41.3 million, after consideration of the effect of exchange rates, was the result of our net earnings of $261.0 million, increased payables of $130.1 million, and increased accrued expenses of $50.4 million, which was partially offset by increased inventories of $176.1 million, capital expenditures of $118.1 million, and increased receivables of $100.0 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $232.2 million for 2015 and $163.9 million for 2014.  On a comparative year-to-year basis, the $68.3 million increase in cash flows from operating activities in 2015 from cash used in operating activities in 2014 primarily resulted from an increase in net earnings of $108.9 million, an increase in accounts payable balances of $31.4 million primarily attributable to increased unpaid balances to our contract manufacturers due to increased purchases at the end of the year when compared to the same period in the prior year, a decrease in prepaid expenses of $29.7 million, and an increase in accrued expenses of $34.9 million. The increases were partially offset by a $75.9 million increase in inventories to support increased worldwide backlogs and, $29.3 million increase in accounts receivable, and a $27.3 million increase in deferred income taxes as of December 31, 2015 as compared to December 31, 2014.

Investing Activities

Net cash used in investing activities was $126.5 million for 2015, as compared to $56.9 million in 2014. The increase in cash used in investing activities in 2015 as compared to 2014 was the result of increased capital expenditures of $61.2 million. Capital expenditures for 2015 were approximately $118.1 million, which primarily consisted of $42.2 million for new store openings and remodels, $6.2 million for the automation upgrades for our European Distribution Center equipment, $11.2 million in domestic warehouse equipment upgrades, $17.4 million for new office space for our China joint venture, and $15.0 million related to property purchases for potential future corporate development. This was compared to capital expenditures of $56.9 million in the prior year, which primarily consisted of development costs for our Rancho Belago distribution center and automation upgrades for our European Distribution Center. We expect our ongoing capital expenditures for 2016 to be between $50.0 million and $55.0 million, which includes opening 55 to 65 retail stores, store remodels, a property purchase for potential future corporate development and investments in information technology. In addition, we are currently in the process of completing equipment upgrades for our European Distribution Center and estimate the remaining cost of these equipment upgrades to be approximately $10.0 million. We expect these upgrades to be substantially complete during the second quarter of 2016. We believe our current cash, operating cash flows, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Financing Activities

Net cash used in financing activities was $58.2 million during 2015, compared to $9.0 million during 2014. The increase in cash used by financing activities was primarily attributable to the maturity and payoff of our first domestic equipment note, and a $39.1 million distribution to HF Logistics-SKX, LLC (the “JV”) which were offset by increased excess tax benefits from share-based compensation.

Sources of Liquidity

On December 29, 2010, we entered into a master loan and security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution center. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million, and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represented a borrowing of approximately $39.3 million (the “First Note”). Interest accrued at a fixed rate of 3.54% per annum on the First Note.  We made the final payment on the First Note on December 29, 2015.  On June 30, 2011, we entered into another Note for approximately $36.3 million (“the Second Note”). Interest accrues at a fixed rate of 3.19% per annum on the Second Note. As of December 31, 2015, $13.9 million was outstanding on the Second Note, which is included in current installments of long-term borrowings. We paid commitment fees of $0.8 million on the Notes, which are being amortized to interest expense over the five-year life of the Notes.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of December 31, 2015, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our consolidated balance sheets.

On April 30, 2010, the JV, through HF Logistics-SKX T1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the JV ("HF-T1"), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the Project on the Property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.

On August 11, 2015, the JV through HF-T1 entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification.  As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our consolidated statements of equity within non-controlling interests.  The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We were in compliance with all debt covenant provisions related to the Amended Loan Agreement as of the date of this annual report. We had $69.5 million outstanding under the Amended Loan Agreement, which is included in long-term borrowings as of December 31, 2015.

As of December 31, 2015, outstanding short-term and long-term borrowings were $84.6 million, of which $13.9 million relates to a note payable for warehouse equipment in our domestic distribution center which is secured by the equipment and $70.7 million relates to loans for our domestic distribution center. We were in compliance with all debt covenants under the Amended Loan Agreement, the Loan Documents and the Credit Agreement as of the date of this annual report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through March 31, 2017.  Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, costs associated with upgrading the equipment in our European Distribution Center, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2015 (In thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Short-term borrowings	$59	$59	$—	$—	$—
Long-term borrowings (1)	97,518	18,721	9,084	69,713	—
Operating lease obligations (2)	1,077,769	154,512	268,447	217,948	436,862
Purchase obligations (3)	738,196	738,196	—	—	—
EDC equipment	10,000	10,000	—	—	—
Minimum payments related to other arrangements	19,435	8,612	10,823	—	—
Total (4)	$1,942,977	$930,100	$288,354	$287,661	$436,862

(1)	Amounts include anticipated interest payments based on interest rates currently in effect.
(2)

Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices, European and other international distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(3)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $120.4 million, (ii) outstanding letters of credit of $4.0 million and (iii) open purchase commitments with our foreign manufacturers for $613.8 million. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(4)

Our consolidated balance sheet, as of December 31, 2015, included $6.1 million in unrecognized tax benefits. Future payments related to these unrecognized tax benefits have not been presented in the table above, due to the uncertainty of the amounts, the potential timing of cash settlements with the tax authorities, and uncertainty whether any settlement would occur.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We base our estimates and judgments on historical experience, other available information, and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. In determining whether an estimate is critical, we consider whether the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment or the susceptibility of such matters to change, and whether the impact of the estimates and assumptions have a material impact on our financial condition or operating performance. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of intangibles and long-lived assets, litigation reserves, and valuation of deferred income taxes.

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

Royalty income is earned from our licensing arrangements. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product or, in some cases, minimum royalty payments. Typically, at each quarter-end, we receive correspondence from our licensees indicating actual sales for the period, which is used to calculate and accrue the related royalties currently receivable based on the terms of the agreement.

Allowance for bad debts, returns, sales allowances and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and our experience with the account. When a customer’s account becomes significantly past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowance for returns, sales allowances and customer chargebacks are recorded against revenue. Allowances for bad debts are recorded to general and administrative expenses.

We also reserve for potential disputed amounts or chargebacks from our customers. Our chargeback reserve is based on a collectability percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and allowances based on historical trends.

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or region. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable were $368.2 million and $293.1 million, and the allowance for bad debts, returns, sales allowances and customer chargebacks were $24.3 million and $21.0 million, at December 31, 2015 and 2014, respectively. Our credit losses charged to expense for the years ended December 31, 2015, 2014 and 2013 were $5.3 million, $11.8 million and $2.6 million, respectively. In addition, we recorded sales return and allowance expense for the years ended December 31, 2015, 2014 and 2013 of $2.2 million, $2.3 million and $0.2 million, respectively.

Inventory write-downs. Inventories are stated at the lower of cost or market. We continually review our inventory for excess and slow-moving inventory. Our review is based on inventory on hand, prior sales and expected net realizable value. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based on historical sales experience on a style-by-style basis. A write-down of inventory is considered permanent, and creates a new cost basis for those units. The likelihood of any material inventory write-down depends primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $623.9 million and $457.1 million, and our inventory reserve was $3.7 million and $3.3 million, at December 31, 2015 and 2014, respectively.

Valuation of intangibles and long-lived assets. When circumstances warrant, we test for recoverability of the asset groups’ carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group in determining the fair value of each asset group. We evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on our assessment of the following events or changes in circumstances:

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

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;
•	overall financial performance such as negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;
•	other relevant entity-specific events such as changes in management, key personnel, strategy, customers, contemplation of bankruptcy, or litigation;
•

events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	a sustained decrease in share price.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. In addition, we prepare a summary of cash flows for each of our retail stores, to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of twenty-four months are then reviewed in detail to determine whether impairment exists. Management reviews both quantitative and qualitative factors to assess whether a triggering event occurred. For the years ended December 31, 2015, 2014 and 2013, respectively we did not record an impairment charge.

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would depend on additional information or new claims as they may arise as well as the favorable or unfavorable outcome of the particular litigation. Both the likelihood and amount (or range of loss) on a large portion of our remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of potential liability could materially impact our results of operations and financial position.

Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2015, we had net deferred tax assets of $31.8 million reduced by a valuation allowance of $18.1 million against loss carry-forwards not expected to be utilized by certain foreign subsidiaries.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales, as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2015 and 2014, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842), (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet. This will increase lessees reported assets and liabilities.  ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method for all entities.  We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements, however, we do not know what impact the new standard will have on our financial condition or results of operations.

In November 2015, the FASB issued ASU 2015‑17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.  ASU 2015-17 will be effective for our annual and interim reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  Entities may adopt the guidance prospectively or retrospectively.  We are currently evaluating the impact of ASU 2015-17. However, we do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015‑16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 will be effective for our annual and interim reporting periods beginning January 1, 2018, although early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using the last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. ASU 2015-11 will be effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs, but does not address presentation or subsequent measurement of debt issue costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which indicates the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset, and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 will be effective for our annual and interim reporting periods beginning January 1, 2016, and should be applied on a retrospective basis, although early adoption is permitted. The adoption of ASU 2015-03 will not have any impact on our results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities that are not line-of-credit arrangements. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners' investments in limited partnerships, and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The amendment will be effective for our annual and interim reporting periods beginning January 1, 2016, with early adoption permitted. We will begin evaluating the impact of ASU 2015-02 based on this guidance upon adoption. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2014, the FASB amended the FASB Accounting Standards Codification, and amended Subtopic 205-40, “Presentation of Financial Statements – Going Concern.” This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for our annual and interim reporting periods beginning January 1, 2017. We will begin evaluating going concern disclosures based on this guidance upon adoption. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods, the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. We are currently evaluating the impact of ASC 606, but at the current time, we do not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods if any, nor what method of adoption will be selected if the impact is material.

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

Interest rate fluctuations. Interest rates charged on our long-term debt are based on either the prime rate of interest or the LIBOR, and changes in either of these rates of interest could have an effect on the interest charged on our outstanding balances. At December 31, 2015 we had $0.1 million and $69.5 million of outstanding short-term and long-term borrowings, respectively subject to changes in interest rates.  On August 12, 2015, we entered into a variable-to-fixed rate swap in connection with the refinancing of our domestic distribution center loan which effectively modifies our exposure to interest rate risk by converting $69.5 million floating rate debt to a fixed rate debt for the next seven years. Therefore, we do not expect that any changes in interest rates will have a material impact on our financial condition or results of operations.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s revenues, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars. We do not currently engage in hedging activities with respect to such exchange rate risks. A 200 basis point reduction in the exchange rates used to calculate foreign currency translations at December 31, 2015 would have reduced the values of our net investments by approximately $15.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

index to CONSOLIDATED FINANCIAL STATEMENTS and Financial statement schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Skechers U.S.A., Inc.

Manhattan Beach, CA

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skechers U.S.A., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

February 26, 2016

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$507,991	$466,685
Trade accounts receivable, less allowances of $24,260 in 2015 and $21,007 in 2014	343,930	272,103
Other receivables	18,661	16,510
Total receivables	362,591	288,613
Inventories	620,247	453,837
Prepaid expenses and other current assets	57,363	57,015
Deferred tax assets	22,275	18,864
Total current assets	1,570,467	1,285,014
Property, plant and equipment, net	435,907	373,183
Other assets	41,034	16,721
Total non-current assets	476,941	389,904
TOTAL ASSETS	$2,047,408	$1,674,918
LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$15,653	$101,407
Short-term borrowings	59	1,810
Accounts payable	473,983	352,815
Accrued expenses	87,318	49,705
Total current liabilities	577,013	505,737
Long-term borrowings, excluding current installments	68,942	15,081
Other long-term liabilities	25,719	19,993
Total non-current liabilities	94,661	35,074
Total liabilities	671,674	540,811
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 127,324 and 120,862 shares issued and outstanding at December 31, 2015 and 2014, respectively	127	120
Class B Convertible Common Stock, $0.001 par value; 75,000 shares authorized; 26,278 and 31,410 shares issued and outstanding at December 31, 2015 and 2014, respectively	26	31
Additional paid-in capital	386,156	355,535
Accumulated other comprehensive loss	(26,305)	(16,077)
Retained earnings	967,552	735,640
Skechers U.S.A., Inc. equity	1,327,556	1,075,249
Noncontrolling interests	48,178	58,858
Total stockholders' equity	1,375,734	1,134,107
TOTAL LIABILITIES AND EQUITY	$2,047,408	$1,674,918

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,147,323	$2,377,561	$1,846,361
Cost of sales	1,723,315	1,305,656	1,027,569
Gross profit	1,424,008	1,071,905	818,792
Royalty income	11,745	9,107	7,734
	1,435,753	1,081,012	826,526
Operating expenses:
Selling	235,586	181,018	153,491
General and administrative	849,343	690,923	579,426
	1,084,929	871,941	732,917
Earnings from operations	350,824	209,071	93,609
Other income (expense):
Interest income	722	837	841
Interest expense	(10,728)	(12,466)	(11,890)
Other, net	(7,321)	(6,062)	(345)
Total other expense	(17,327)	(17,691)	(11,394)
Earnings before income tax expense	333,497	191,380	82,215
Income tax expense	72,450	39,184	21,347
Net earnings	261,047	152,196	60,868
Less: Net earnings attributable to non-controlling interests	29,135	13,385	6,080
Net earnings attributable to Skechers U.S.A., Inc.	$231,912	$138,811	$54,788
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$1.52	$0.91	$0.36
Diluted	$1.50	$0.91	$0.36
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	152,847	151,839	151,090
Diluted	154,200	153,079	151,690

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net earnings	$261,047	$152,196	$60,868
Other comprehensive income, net of tax:
Loss on foreign currency translation adjustment	(13,167)	(7,954)	(6,363)
Comprehensive income	247,880	144,242	54,505
Less: Comprehensive income attributable to noncontrolling interests	26,196	12,807	6,018
Comprehensive income attributable to Skechers U.S.A., Inc.	$221,684	$131,435	$48,487

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	LOSS	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2012	117,062	33,823	$118	$33	$336,177	$(2,400)	$542,041	$875,969	$43,120	$919,089
Net earnings	—	—	—	—	—	—	54,788	54,788	6,080	60,868
Foreign currency translation adjustment	—	—	—	—	—	(6,301)	—	(6,301)	(62)	(6,363)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	3,635	3,635
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(3,175)	(3,175)
Stock compensation expense	—	—	—	—	2,388	—	—	2,388	—	2,388
Proceeds from issuance of common stock under the employee stock purchase plan	448	—	—	—	2,614	—	—	2,614	—	2,614
Shares issued under the Incentive Award Plan	341	—	1	—	332	—	—	333	—	333
Tax benefit of stock options exercised	—	—	—	—	531	—	—	531	—	531
Conversion of Class B Common Stock into Class A Common Stock	1,213	(1,213)	1	(1)	—	—	—	—	—	—
Balance at December 31, 2013	119,064	32,610	$120	$32	$342,042	$(8,701)	$596,829	$930,322	$49,598	$979,920
Net earnings	—	—	—	—	—	—	138,811	138,811	13,385	152,196
Foreign currency translation adjustment	—	—	—	—	—	(7,376)	—	(7,376)	(578)	(7,954)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	503	503
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(4,050)	(4,050)
Stock compensation expense	—	—	—	—	8,684	—	—	8,684	—	8,684
Proceeds from issuance of common stock under the employee stock purchase plan	306	—	—	—	3,363	—	—	3,363	—	3,363
Shares issued under the Incentive Award Plan	292	—	—	—	—	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	1,446	—	—	1,446	—	1,446
Conversion of Class B Common Stock into Class A Common Stock	1,200	(1,200)	—	(1)	—	—	—	(1)	—	(1)
Balance at December 31, 2014	120,862	31,410	$120	$31	$355,535	$(16,077)	$735,640	$1,075,249	$58,858	$1,134,107
Net earnings	—	—	—	—	—	—	231,912	231,912	29,135	261,047
Foreign currency translation adjustment	—	—	—	—	—	(10,228)	—	(10,228)	(2,939)	(13,167)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	2,272	2,272
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(39,148)	(39,148)
Stock compensation expense	—	—	—	—	18,296	—	—	18,296	—	18,296
Proceeds from issuance of common stock under the employee stock purchase plan	224	—	1	—	4,317	—	—	4,318	—	4,318
Shares issued under the Incentive Award Plan	1,106	—	1	—	(1)	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	8,009	—	—	8,009	—	8,009
Conversion of Class B Common Stock into Class A Common Stock	5,132	(5,132)	5	(5)	—	—	—	—	—	—
Balance at December 31, 2015	127,324	26,278	$127	$26	$386,156	$(26,305)	$967,552	$1,327,556	$48,178	$1,375,734

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$261,047	$152,196	$60,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	52,433	47,557	42,397
Amortization of deferred financing costs	687	1,201	1,201
Amortization of intangible assets	527	747	912
Provision for bad debts and returns	7,520	14,153	2,868
Non-cash share-based compensation	18,296	8,684	2,388
Deferred income taxes	(4,844)	22,411	11,583
Other	656	837	(447)
(Increase) decrease in assets:
Receivables	(100,032)	(70,695)	(21,279)
Inventories	(176,062)	(100,162)	(22,589)
Prepaid expenses and other current assets	(2,082)	(31,788)	1,205
Other assets	(6,423)	4,548	(3,239)
Increase in liabilities:
Accounts payable	130,075	98,686	17,596
Accrued expenses and other long-term liabilities	50,416	15,507	5,714
Net cash provided by operating activities	232,214	163,882	99,178
Cash flows from investing activities:
Capital expenditures	(118,144)	(56,905)	(41,294)
Intangible asset additions	(55)	—	(87)
Purchases of investments	(8,428)	—	—
Proceeds from sales of investments	144	—	—
Net cash used in investing activities	(126,483)	(56,905)	(41,381)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through employee stock purchase plan	4,318	3,363	2,947
Payments on long-term debt	(32,656)	(12,028)	(11,667)
Proceeds from long-term debt	762	—	—
Proceeds (payments) on short-term borrowings	(1,733)	1,723	(2,382)
Excess tax benefits from share-based compensation	8,009	1,446	531
Contribution from non-controlling interests of consolidated entity	2,272	503	3,635
Distributions to non-controlling interests of consolidated entity	(39,148)	(4,050)	(3,175)
Net cash used in financing activities	(58,176)	(9,043)	(10,111)
Net increase in cash and cash equivalents	47,555	97,934	47,686
Effect of exchange rates on cash and cash equivalents	(6,249)	(3,260)	(1,501)
Cash and cash equivalents at beginning of the period	466,685	372,011	325,826
Cash and cash equivalents at end of the period	$507,991	$466,685	$372,011

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,891	$10,822	$10,624
Income taxes	63,479	29,499	5,480

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 and 2013

(1)	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	The Company and Basis of Presentation

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear. The Company operates 390 domestic and 127 international retail stores and an e-commerce business as of December 31, 2015.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On August 21, 2015, the Company’s Board of Directors approved a three-for-one stock split, effected in the form of a stock dividend, of both the Company’s Class A and Class B common stock. The stock split was made on October 16, 2015 to stockholders of record at the close of business on October 2, 2015. All share numbers and per-share amounts presented in the consolidated financial statements reflect the three-for-one stock split.

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

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Wholesale sales, which include amounts billed for shipping and handling costs, are recognized net of allowances for estimated returns, sales allowances, discounts, and chargebacks. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are recorded when related revenue is recorded. Related costs paid to third-party shipping companies are recorded as cost of sales. The Company recognizes revenue from retail and e-commerce sales at the point of sale.  Sales and value-added taxes collected from retail customers are excluded from reported revenues.

Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned. In addition, the Company receives royalty payments based on actual sales of the licensed products. Typically, at each quarter-end the Company receives correspondence from licensees indicating the actual sales for the period, which is used to calculate and record the related royalties based on the terms of the agreement.

(d)	Business Segment Information

The Company’s operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, and retail, which includes e-commerce sales. Information regarding these segments is summarized in Note 17 – Segment Information.

(e)	Noncontrolling Interests

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”)’s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined that it is the primary beneficiary for these VIE’s because the Company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity, or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2015 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

(f)	Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the relatively short maturity of such instruments.

The carrying amount of the Company’s long-term borrowings are considered Level 2 liabilities, which approximates fair value, based upon current rates and terms available to the Company for similar debt.

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 6, Derivative Instruments). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”), credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of December 31, 2015, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s consolidated balance sheets.

(g)	Cash and Cash Equivalents

Cash and cash equivalents include deposits with initial terms of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(h)	Allowance for Bad Debts, Returns, Sales Allowances and Customer Chargebacks

The Company provides a reserve, charged against revenue and its receivables, for estimated losses that may result from its customers’ inability to pay. To minimize the likelihood of uncollectability, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and the Company’s experience with the account. When a customer’s account becomes significantly past due, the Company generally places a hold on the account and discontinues further shipments to that customer, minimizing further risk of loss. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and its customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged against this reserve.

The Company also reserves for potential disputed amounts or chargebacks from its customers. The Company’s chargeback reserve is based on a collectability percentage calculated using factors such as historical trends, current economic conditions, and nature of the chargeback receivables. The Company also reserves for potential sales returns and allowances based on historical trends.

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high-risk, the Company provides a reserve based upon its historical loss rate as a percentage of sales.

(i)	Inventories

Inventories, principally finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market (net realizable value). Cost includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based on inventory on hand, historical sales activity, industry trends, the retail environment, and the expected net realizable value. The net realizable value is determined using estimated sales prices of similar inventory through off-price or discount store channels.

(j)	Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is computed using the straight-line method, which based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter

Property, plant and equipment subject to depreciation and amortization is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company reviews both quantitative and qualitative factors to assess whether a triggering event occurred. The Company prepares a summary of store cash flows from its retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of 24 months are then reviewed in detail to determine whether impairment exists. Recoverability of assets or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company did not record impairment charges during the years ended December 31, 2015, 2014 or 2013.

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

(l)	Foreign Currency Translation

In accordance with ASC 830-30, certain international operations use the respective local currencies as their functional currency, while other international operations use the U.S. Dollar as their functional currency. The Company considers the U.S. dollar as its reporting currency. The Company operates internationally through several foreign subsidiaries. Skechers S.a.r.l. located in Switzerland, operates with a functional currency of the U.S. dollar. Translation adjustments for subsidiaries where the functional currency is its local currency are included in other comprehensive income. Foreign currency transaction gains (losses) resulting from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are reported in earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translations of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.

(m)	Comprehensive Income

Comprehensive income is presented in the consolidated statements of comprehensive income. Comprehensive income consists of net earnings, foreign currency translation adjustments, and income attributable to non-controlling interests.

(n)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run, or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2015, 2014 and 2013 was approximately $188.1 million, $141.7 million and $118.5 million, respectively. Prepaid advertising costs were $11.2 million and $13.0 million at December 31, 2015 and 2014, respectively. Prepaid amounts outstanding at December 31, 2015 and 2014, represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but had not run, as of December 31, 2015 and 2014, respectively.

(o)	Product Design and Development Costs

The Company charges all product design and development costs to general and administrative expenses, when incurred. Product design and development costs aggregated approximately $11.2 million, $10.3 million, and $9.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

(p)	Warehouse and Distribution Costs

The Company’s distribution network-related costs are included in general and administrative expenses and are not allocated to specific segments. The expenses related to its distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of its products totaled $170.2 million, $134.8 million and $122.9 million for 2015, 2014 and 2013, respectively.

(q)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet. This will increase lessees reported assets and liabilities. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements, however, the Company does not know what impact the new standard will have on its financial condition or results of operations.

In November 2015, the FASB issued ASU 2015‑17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.  ASU 2015-17 will be effective for the Company’s annual and interim reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  Entities may adopt the guidance prospectively or retrospectively.  The Company is currently evaluating the impact of ASU 2015-17, however, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2018, although early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs, but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which indicates the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016, and should be applied on a retrospective basis, although early adoption is permitted. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities that are not line-of-credit arrangements. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The amendment will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016, with early adoption permitted. The Company will begin evaluating the impact of ASU 2015-02 based on this guidance upon adoption. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

(2)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2015 and 2014 is summarized as follows (in thousands):

	2015	2014
Land	$76,163	$61,163
Buildings and improvements	200,607	177,348
Furniture, fixtures and equipment	248,684	217,271
Leasehold improvements	236,842	197,467
Total property, plant and equipment	762,296	653,249
Less accumulated depreciation and amortization	326,389	280,066
Property, plant and equipment, net	$435,907	$373,183

(3)	ACCRUED EXPENSES

Accrued expenses at December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Accrued inventory purchases	$53,607	$22,553
Accrued payroll and taxes	33,711	27,152
Accrued expenses	$87,318	$49,705

(4)	LINE OF CREDIT AND SHORT-TERM BORROWINGS

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of December 31, 2015 and December 31, 2014, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s consolidated balance sheets. The remaining balance in short-term borrowings, as of December 31, 2014, is related to the Company’s joint venture in India.

(5)	LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Note payable to banks, due in monthly installments of $261.4 (includes principal and interest), variable-rate interest at 2.42% per annum, secured by property, balloon payment of $62,843 due August 2020	$69,515	$77,900
Note payable to banks, due in monthly installments of $531.4 (includes principal and interest), fixed-rate interest at 3.54% per annum, secured by property, balloon payment of $12,635 paid in December 2015	—	17,940
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 due June 2016	13,886	19,159
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed- rate interest at 5.24% per annum, maturity date of July 2019	1,194	1,489
Subtotal	84,595	116,488
Less current installments	15,653	101,407
Total long-term borrowings	$68,942	$15,081

The aggregate maturities of long-term borrowings at December 31, 2015 are as follows (in thousands):

2016	15,653
2017	1,783
2018	1,801
2019	1,666
2020	63,692
$84,595

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of its long-term borrowings as of December 31, 2015.

On April 30, 2010, HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the project on certain property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.

On August 11, 2015, the JV, through HF-T1, entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification.  As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a payment on the Original Loan based on the Company’s 50% equity interest in the JV. The payment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in the Company’s consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015 (see Note 6, Derivative Instruments).

On December 29, 2010, the Company entered into a master loan and security agreement (the “Master Agreement”), by and between the Company and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among the Company, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”).  The Company used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in the Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The First Note entered into on the same date as the Master Agreement represents a borrowing of approximately $39.3 million (“the First Note”). Interest accrued at a fixed rate of 3.54% per annum on the First Note. The Company made the final payment on the First Note on December 29, 2015. On June 30, 2011, the Company entered into another Note agreement for approximately $36.3 million (“the Second Note”). Interest accrues at a fixed rate of 3.19% per annum on the Second Note. As of December 31, 2015, the Company had $13.9 million outstanding on the Second Note, which is included in current installments of long-term borrowings. As of December 31, 2014, there was $37.1 million outstanding on the Notes, of which $23.2 was included in current installments of long-term borrowings and $13.9 million was included in long-term borrowings. The Company paid commitment fees of $0.8 million on the Notes, which are being amortized to interest expense over the five-year life of the Notes.

(6)	DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company used an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. On August 12, 2015, in connection with refinancing its domestic distribution center loan, described in Note 5 above, the Company entered into a variable-to-fixed interest rate swap agreement with Bank of America, N.A., to hedge the cash flows on the Company’s $70.0 million variable rate debt. As of December 31, 2015, the swap agreement has an aggregate notional amount of $69.5 million and a maturity date of August 12, 2022, subject to early termination commencing on August 1, 2020 at the option of HF Logistics-SKX T1, LLC (“HF-T1”), a wholly-owned subsidiary of the Company’s joint venture HF Logistics-SKX, LLC (the “JV”), Under the terms of the swap agreement, the Company will pay a weighted-average fixed rate of 2.08% on the $69.5 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. The rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate of 4.08% for the next seven years, thus reducing the impact of interest-rate changes on future interest expense.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 31, 2015, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

(7)	COMMITMENTS AND CONTINGENCIES
(a)	Leases

The Company leases facilities under operating lease agreements expiring through May 2032. The Company pays taxes, maintenance and insurance in addition to the lease obligations. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of gross sales in excess of a base annual rent. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through January 2019. Rent expense for the years ended December 31, 2015, 2014 and 2013 approximated $137.8 million, $107.0 million and $94.0 million, respectively.

Minimum lease payments, which take into account escalation clauses, are recognized on a straight-line basis over the minimum lease term. Reimbursements for leasehold improvements are recorded as liabilities and are amortized over the lease term. Lease concessions, usually a free rent period, are considered in the calculation of the minimum lease payments for the minimum lease term.

Future minimum lease payments under noncancellable leases at December 31, 2015 are as follows (in thousands):

OPERATING LEASES
Year ending December 31:
2016	$154,512
2017	141,136
2018	127,311
2019	110,379
2020	107,569
Thereafter	436,862
$1,077,769

(b)	Litigation

The Company recognizes legal expense in connection with loss contingencies as incurred.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by the Company, and that the Company failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, the Company is named as a defendant in 1,141 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. The Company has resolved 481 personal injury claims in the MDL proceedings, comprised of 90 that were filed as formal actions and 391 that were submitted by plaintiff fact sheets. The Company has also settled 1,332 claims in principle—1,101 filed cases and 231 claims submitted by plaintiff fact sheets— either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but two personal injury cases pending in the MDL have been or are expected to soon be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Thirty-five actions brought on behalf of a total of 476 plaintiffs, have been settled and dismissed. The Company has also settled in principle an additional 31 actions brought on behalf of 405 plaintiffs pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). One single plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely either voluntarily or on motion by the Company. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by the Company. Thus, taking into account both consummated settlements and cases subject to the settlement program, only five lawsuits on behalf of a total of ten plaintiffs are expected to remain in the LASC Coordinated Cases. Discover is continuing in those five remaining cases. No trial dates have been set.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Ten of those actions have been resolved and dismissed. One of the remaining actions that includes the claims of 65 plaintiffs, has been settled in principle pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). The last remaining action in a state court other than California was recently filed in Missouri on January 4, 2016 on behalf of a single plaintiff. The Company has not yet been served in that action.

With respect to the global settlement programs referenced above, the personal injury cases in the MDL and LASC Coordinated Cases and in other state courts were largely solicited and handled by the same plaintiffs law firms. Accordingly, mediations to discuss potential resolution of the various lawsuits brought by these firms were held on May 18, June 18, and July 24, 2015. At the conclusion of those mediations, the parties reached an agreement in principle on a global settlement program that is expected to resolve all or substantially all of the claims by persons represented by those firms. The global settlement program involves complex monetary and non-monetary terms that are in the final stages of being documented. If the group settlements are not finalized and the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. The settlements have been reached for business purposes in order to end the distraction of litigation, and the Company continues to believe it has meritorious defenses and intend to defend any remaining cases vigorously. In addition, even if the global settlement is finalized, it is too early to predict whether there will be future personal injury cases filed which are not covered by the settlement, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of the Company’s alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including the Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, The Company responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and BOBS Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intend to defend these legal matters vigorously.

The Company has reserved $4.0 million for costs and potential exposure related to the settlement of the foregoing personal injury lawsuits. Although the Company’s reserve of $4.0 million appropriately reflects the current estimated range of loss, it is not possible to predict the final outcome of the related proceedings or any other pending legal proceedings and, consequently, the final exposure and costs associated with pending legal proceedings could have a further material adverse impact on the Company’s result of operations or financial position.

In accordance with U.S. GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2015, nor is it possible to estimate what litigation-related costs will be in the future.

(c)	Product and Other Financing

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.3% and 0.5% for 30- to 60-day financing. The amounts outstanding under these arrangements at December 31, 2015 and 2014 were $120.4 million and $171.4 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $5.4 million in 2015, $5.1 million in 2014, and $3.9 million in 2013. The Company has open purchase commitments with its foreign manufacturers at December 31, 2015 of $613.8 million, which are not included in the accompanying 2015 consolidated balance sheets.

(8)	STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 500 million shares of Class A Common Stock, par value $.001 per share, 75 million shares of Class B Common Stock, par value $.001 per share, and 10 million shares of preferred stock, $.001 par value per share.

During 2015, 2014 and 2013, certain Class B stockholders converted 5,131,296 shares, 1,199,328 shares and 1,213,188 shares, respectively, of Class B Common Stock to Class A Common Stock.

(9)	NONCONTROLLING INTERESTS

The following VIE’s are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	December 31, 2015	December 31, 2014
Current assets	$2,111	$6,812
Noncurrent assets	113,928	118,837
Total assets	$116,039	$125,649

Current liabilities	$2,461	$78,668
Noncurrent liabilities	69,951	1,194
Total liabilities	$72,412	$79,862

Distribution joint ventures (1)	December 31, 2015	December 31, 2014
Current assets	$154,060	$94,819
Noncurrent assets	34,782	10,322
Total assets	$188,842	$105,141

Current liabilities	$68,198	$38,470
Noncurrent liabilities	62	66
Total liabilities	$68,260	$38,536

(1)	Distribution joint ventures include Skechers China Limited, Skechers Southeast Asia Limited, Skechers Thailand Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

Noncontrolling interest earnings were $29.1 million, $13.4 million and $6.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, which represents the share of net earnings or loss that is attributable to the Company’s joint venture partners. HF Logistics-SKX, LLC made cash capital distributions of $38.6 million, $3.7 million, and $3.2 million during the years ended December 31, 2015, 2014, and 2013 respectively. Skechers China Limited made capital distributions of $0.5 million and $0.4 million during the years ended December 31, 2015 and 2014. The distribution joint venture partners made cash capital contributions of $2.3 million, $0.5 million and $3.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

(10)	EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential dilutive common shares using the treasury stock method.

The Company has two classes of issued and outstanding common stock; Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and holders of Class B Common Stock have substantially identical rights, including rights with respect to any declared dividends or distributions of cash or property, and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness. The two classes have different voting rights, with holders of Class A Common Stock entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. The Company uses the two-class method for calculating net earnings per share. Basic and diluted net earnings per share of Class A Common Stock and Class B Common Stock are identical. The shares of Class B Common Stock are convertible at any time at the option of the holder into shares of Class A Common Stock on a share-for-share basis. In addition, shares of Class B Common Stock will be automatically converted into a like number of shares of Class A Common Stock upon transfer to any person or entity who is not a permitted transferee.

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

Basic earnings per share	2015	2014	2013
Net earnings attributable to Skechers U.S.A., Inc.	$231,912	$138,811	$54,788
Weighted average common shares outstanding	152,847	151,839	151,090
Basic earnings per share attributable to Skechers U.S.A., Inc.	$1.52	$0.91	$0.36

Diluted earnings per share	2015	2014	2013
Net earnings attributable to Skechers U.S.A., Inc.	$231,912	$138,811	$54,788

Weighted average common shares outstanding	152,847	151,839	151,090
Dilutive effect of nonvested shares	1,353	1,240	600
Weighted average common shares outstanding	154,200	153,079	151,690

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$1.50	$0.91	$0.36

There were no shares excluded from the computation of diluted earnings per share for the years ended December 31, 2015, 2014 or 2013.

(11)	STOCK COMPENSATION
(a)	Incentive Award Plan

On April 16, 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan (the “2007 Plan”), which became effective upon approval by the Company’s stockholders on May 24, 2007. Also on May 24, 2007, the Company’s Board of Directors terminated the Company’s previous 1998 Stock Option, Deferred Stock and Restricted Stock Plan, with no further granting of awards being permitted thereafter. A total of 22,500,000 shares of Class A Common Stock are reserved for issuance under the 2007 Plan, which provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the plan to the employees, consultants and directors of the Company and its subsidiaries. The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors.

A summary of the status and changes of nonvested shares related to the 2007 Plan as of and for the period ended December 31, 2015 is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2012	852,999	$5.90
Granted	202,500	9.23
Vested/Released	(227,001)	6.01
Nonvested at December 31, 2013	828,498	6.68
Granted	3,277,500	15.67
Vested/Released	(291,999)	6.66
Cancelled	(22,500)	6.25
Nonvested at December 31, 2014	3,791,499	14.46
Granted	40,500	29.83
Vested/Released	(1,106,499)	11.81
Nonvested at December 31, 2015	2,725,500	15.77

As of December 31, 2015, a total of 11,108,643 shares remain available for grant as equity awards under the 2007 Plan.

The Company recognized in the consolidated statements of earnings compensation expense of $18.3 million, $8.7 million and $2.4 million and related excess income tax benefits of $8.0 million, $1.4 million, and $0.5 million in the consolidated balance sheets for grants under its stock-based compensation plans for the years ended December 31, 2015, 2014, and 2013, respectively. Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. There was $33.0 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2015, which is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the period ended December 31, 2015 and 2014 was $13.1 million and $1.9 million, respectively.

(b)	Stock Purchase Plan

On April 16, 2007, the Company’s Board of Directors adopted the 2008 Employee Stock Purchase Plan (the “2008 ESPP”), and the Company’s stockholders approved the 2008 ESPP on May 24, 2007. The 2008 ESPP became effective on January 1, 2008, and the Company’s Board of Directors terminated the 1998 ESPP as of such date, with no additional granting of rights being permitted under the 1998 ESPP. The 2008 ESPP provides that a total of 9,000,000 shares of Class A Common Stock are reserved for issuance under the plan. The number of shares that may be made available for sale is subject to automatic increases on the first day of each fiscal year during the term of the 2008 ESPP as provided in the plan. The 2008 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The terms of the 2008 ESPP permit eligible employees to purchase Class A Common Stock at six-month intervals through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Class A Common Stock purchased under the 2008 ESPP is 85% of the lower of the fair market value of the Class A Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period. The 2008 ESPP is administered by the Compensation Committee of the Company’s Board of Directors.

During 2015, 2014 and 2013, 223,892 shares, 306,459 shares and 447,771 shares were issued under the 2008 ESPP for which the Company received approximately $4.3 million, $3.4 million and $2.6 million, respectively.

(12)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	2015	2014	2013
Federal:
Current	$45,095	$7,677	$632
Deferred	2,774	23,659	11,537
Total federal	47,869	31,336	12,169
State:
Current	2,506	2,060	519
Deferred	1,798	529	119
Total state	4,304	2,589	638
Foreign:
Current	21,204	5,399	8,228
Deferred	(927)	(140)	312
Total foreign	20,277	5,259	8,540
Total income taxes	$72,450	$39,184	$21,347

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally significantly lower than in the U.S., ranging from 0% to 34%. The Company’s provision for income tax expense was calculated using the applicable statutory rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) in each jurisdiction, while the Company’s effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

The Company’s earnings (loss) before income taxes and income tax expense for 2015, 2014 and 2013 are as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense
United States	$136,725	$52,173	$82,778	$32,500	$38,705	$12,807
Canada	4,228	1,024	6,241	1,572	4,091	1,187
Chile	2,983	572	629	138	9,622	1,920
Peoples Republic of China (“China”)	49,028	11,084	15,201	1,179	6,148	1,646
Jersey (1)	123,721	—	77,555	—	25,348	—
Non-benefited loss operations (2)	(16,719)	164	(13,021)	—	(15,841)	—
Other jurisdictions (3)	33,531	7,433	21,997	3,795	14,142	3,787
Earnings before income taxes	$333,497	$72,450	$191,380	$39,184	$82,215	$21,347
Effective tax rate (4)		21.7%		20.5%		26.0%

(1)	Jersey does not assess income tax on corporate net earnings.
(2)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Panama, Poland, Romania, Japan, Brazil and India.

(3)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5% of 2015 consolidated earnings (loss) before taxes: Hungary, Serbia, Bosnia, Herzegovina, Montenegro, Macedonia, Albania, Kosovo, Vietnam, Panama, Peru, Colombia, Costa Rica, UK, Germany, France, Spain, Belgium, Italy, Netherlands, Switzerland, Malaysia, Thailand, Singapore, Hong Kong, Portugal and Austria.

(4)	The effective tax rate is calculated by dividing income tax expense (benefit) by earnings before income taxes.

For 2015, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 39% primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax.  During 2015, as reflected in the table above, earnings (loss) before income taxes in the U.S. were earnings of $136.7 million, with income tax expense of $52.2 million, which is an average rate of 38.2%. Earnings (loss) before income taxes in non-U.S. jurisdictions were earnings of $196.8 million, with aggregate income tax expense of $20.3 million, which is an average rate of 10.3%. Combined, this results in consolidated earnings before income taxes for the period of $333.5 million, and consolidated income tax expense for the period of $72.5 million, resulting in an effective tax rate of 21.7%. For 2015, of the Company’s $196.8 million in earnings before income tax earned outside the U.S., $123.7 million was earned in Jersey, which does not impose a tax on corporate earnings.  In Jersey, earnings before income taxes increased by $46.1 million, or 59%, to $123.7 million for 2015 from $77.6 million for 2014. This increase was primarily attributable to the Company experiencing an increase of $433.7 million in net sales in the “Other international” geographic area for 2015 (see Note 17 – Segment Information), which resulted in a significant increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements.  Increases in net sales in the “Other international” geographic area from 2014 to 2015 resulted in a disproportionately greater increase in earnings before income taxes in Jersey.  In addition, there were foreign losses of $16.7 million for which no tax benefit was recognized during the year ended December 31, 2015 because of the provision of offsetting valuation allowances, but in which $0.2 million in nonrefundable withholding taxes were paid. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had more than 5% of our 2015 consolidated earnings (loss) before taxes. Unremitted earnings of non-U.S. subsidiaries are expected to be reinvested outside of the U.S. indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

As of December 31, 2015, the Company had approximately $508.0 million in cash and cash equivalents, of which $218.7 million, or 43.1%, was held outside the U.S. Of the $218.7 million held by the Company’s non-U.S. subsidiaries, approximately $33.4 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s financial statements as of December 31, 2015. The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months and the Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Because of the need for cash for operating capital and continued overseas expansion, the Company also does not foresee the need for any of its foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. As of December 31, 2015 and 2014, U.S. income taxes have not been provided on cumulative total earnings of $482.7 million and $318.2 million, respectively.

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2015	2014	2013
Expected income tax expense	$116,724	$66,981	$28,775
State income tax, net of federal benefit	2,011	1,032	255
Rate differential on foreign income	(44,541)	(27,364)	(11,897)
Change in unrecognized tax benefits	(2,233)	(2,717)	740
Non-deductible expenses	(350)	288	(150)
Prior year R&D credit claims	—	—	(493)
Other	285	3,333	(1,187)
Change in valuation allowance	554	(2,369)	5,304
Total provision for income taxes	$72,450	$39,184	$21,347
Effective tax rate	21.7%	20.5%	26.0%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below (in thousands):

	2015	2014
Deferred tax assets:
Inventory adjustments	$6,249	$4,942
Accrued expenses	17,619	15,103
Allowances for bad debts and chargebacks	6,972	6,407
Loss carryforwards	23,073	23,247
Business credit carryforward	5,214	4,042
Share-based compensation	3,628	2,282
Valuation allowance	(18,088)	(17,534)
Total deferred tax assets	44,667	38,489
Deferred tax liabilities:
Prepaid expenses	8,566	7,588
Depreciation on property, plant and equipment	22,406	22,050
Total deferred tax liabilities	30,972	29,638
Net deferred tax assets	$13,695	$8,851

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2015 were $8.8 million and $33.3 million, respectively. State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2014 were $7.2 million and $65.6 million, respectively. These tax credit and net operating loss carry-forward amounts don’t begin to expire until 2028 and 2021, respectively. As of December 31, 2015 and 2014, no valuation allowance against the related deferred tax asset has been set up for these loss and credit carry-forwards as it is believed the carry-forwards will be fully utilized in reducing future taxable income.

As of December 31, 2015 and 2014, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $66.8 million and $56.9 million, respectively. Some of these net operating losses expire beginning in 2016; however others can be carried forward indefinitely. As of December 31, 2015 and 2014, valuation allowances of $16.5 million and $15.9 million, respectively, had been set up against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

The balance of unrecognized tax benefits, included in prepaid expenses in the consolidated balance sheets, decreased by $1.8 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014
Beginning balance	$7,936	$10,816
Additions for current year tax positions	888	773
Reductions for prior year tax positions	(1,099)	(2,227)
Reductions related to lapse of statute of limitations	(1,582)	(1,426)
Ending balance	$6,143	$7,936

If recognized, $6.1 million of unrecognized tax benefits would be recorded as a reduction in income tax expense.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense (benefit) and totaled  $(0.6) million for the year ended December 31, 2015, $(0.2) million for the year ended December 31, 2014, and $0.1 million for the year ended December 31, 2013. Accrued interest and penalties were $1.5 million and $1.7 million as of December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, the Company’s tax filings are generally subject to examination in the U.S. and several Asian and European tax jurisdictions for years ending on or after December 31, 2010. During the year, the Company reduced the balance of 2015 and prior year unrecognized tax benefits by $1.6 million as a result of expiring statutes.

The Company is currently under examination by a number of states and certain foreign jurisdictions. During the year ended December 31, 2015, there was no reduction in the balance of 2015 and prior year unrecognized tax benefits due to any settlement of an examination. It is reasonably possible that certain state and foreign examinations could be settled during the next twelve months which would reduce the balance of 2015 and prior year unrecognized tax benefits by $1.5 million.

(13)	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period. The Company did not make a contribution to the plan for the years ended December 31, 2015, 2014 and 2013, respectively.

In May 2013, the Company established the Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”), which allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees, which will be determined by the Company’s Compensation Committee. The Company did not make a contribution to the plan for the year ended December 31, 2015 or 2014. The value of the deferred compensation is recognized based on the fair value of the participants’ accounts as determined monthly. The Company has established a rabbi trust (the “Trust”) as a reserve for the benefits payable under the Plan. The assets of the Trust and deferred liabilities are presented in the Company’s consolidated balance sheets.

(14)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates a significant portion of its sales in the United States; however, several of its products are sold into various foreign countries, which subject the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect the Company’s estimates and its performance. The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $180.2 million and $166.9 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2015 and 2014, respectively. Foreign accounts receivable, which are generally collateralized by letters of credit, amounted to $188.0 million and $126.2 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2015 and 2014, respectively. International net sales amounted to $1.271 billion, $819.3 million and $558.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s credit losses charged to expense for the years ended December 31, 2015, 2014 and 2013 were $5.3 million, $11.8 million and $2.6 million, respectively. In addition, the Company’s recorded sales return and allowance expense for the years ended December 31, 2015, 2014 and 2013 were $2.2 million, $2.3 million and $0.2 million, respectively.

Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $773.5 million and $548.9 million at December 31, 2015 and 2014, respectively.

During 2015, 2014 and 2013, no customer accounted for 10.0% or more of net sales. As of December 31, 2015, one customer accounted for 10.6% of gross trade receivables. No other customer accounted for more than 10% of net trade receivables at December 31, 2015 or 2014. During 2015, 2014 and 2013, net sales to the five largest customers were approximately 14.6%, 15.7% and 18.1%, respectively.

The Company’s top five manufacturers produced the following for the years ended December 31, 2015, 2014 and 2013, respectively:

	Percentage of Total Production Years Ended December 31,
	2015	2014	2013
Manufacturer #1	31.5%	37.5%	37.8%
Manufacturer #2	9.1%	6.1%	7.1%
Manufacturer #3	7.3%	5.7%	6.1%
Manufacturer #4	5.0%	4.9%	4.8%
Manufacturer #5	3.6%	4.7%	4.1%
	56.5%	58.9%	59.9%

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

(15)	RELATED PARTY TRANSACTIONS

The Company paid approximately $180,000, $160,000, and $178,000 during 2015, 2014 and 2013, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events, including the Company’s holiday party at the Shade Hotel, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and four other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel at December 31, 2015 and 2014.

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the years ended December 31, 2015 and 2014, the Company did not make any contributions to the Foundation.

The Company had receivables from officers and employees of $1.3 million and $0.6 million at December 31, 2015 and 2014, respectively. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans, These receivables are short-term and are expected to be repaid within a reasonable period of time. The Company had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.

(16)	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2015, to assess the need for potential recognition or disclosure in this filing. Based on this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements.

(17)	SEGMENT INFORMATION

The Company has three reportable segments–domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. The Company evaluates segment performance based primarily on net sales and gross margins. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins and identifiable assets for the domestic wholesale, international wholesale, and retail segments on a combined basis were as follows (in thousands):

	2015	2014	2013
Net sales
Domestic wholesale	$1,219,779	$997,994	$802,163
International wholesale	1,094,395	689,195	478,799
Retail	833,149	690,372	565,399
Total	$3,147,323	$2,377,561	$1,846,361

	2015	2014	2013
Gross profit
Domestic wholesale	$471,104	$367,980	$288,818
International wholesale	454,665	292,722	198,853
Retail	498,239	411,203	331,121
Total	$1,424,008	$1,071,905	$818,792

	2015	2014
Identifiable assets
Domestic wholesale	$1,094,084	$979,582
International wholesale	713,424	510,063
Retail	239,900	185,273
Total	$2,047,408	$1,674,918

	2015	2014	2013
Additions to property, plant and equipment
Domestic wholesale	$38,080	$9,655	$9,652
International wholesale	37,909	18,899	4,828
Retail	42,155	28,351	26,814
Total	$118,144	$56,905	$41,294

Geographic Information

The following summarizes the Company’s operations in different geographic areas as of and for the years ended December 31:

	2015	2014	2013
Net Sales (1)
United States	$1,876,201	$1,558,226	$1,288,302
Canada	103,268	85,139	63,665
Other international (2)	1,167,854	734,196	494,394
Total	$3,147,323	$2,377,561	$1,846,361

	2015	2014
Property, plant and equipment, net
United States	$356,704	$332,383
Canada	8,447	7,203
Other international (2)	70,756	33,597
Total	$435,907	$373,183

(1)

The Company has subsidiaries in Asia, Central America, Europe, North America, and South America that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in Asia that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. External net sales are attributable to geographic regions based on the location of each of the Company’s subsidiaries. A subsidiary may earn revenue from external net sales and external royalties, or from inter-subsidiary net sales, royalties, fees and commissions provided in accordance with certain inter-subsidiary agreements. The resulting earnings of each subsidiary in its respective country are recognized under each respective country’s tax code. Inter-subsidiary revenues and expenses subsequently are eliminated in the Company’s consolidated financial statements and are not included as part of the external net sales reported in different geographic areas.

(2)	Other international consists of Asia, Central America, Europe, North America, and South America.
(18)	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial data are as follows (in thousands):

2015	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$767,997	$800,464	$856,179	$722,683
Gross profit	332,540	374,608	387,006	329,854
Net earnings attributable to Skechers U.S.A., Inc.	56,080	79,782	66,602	29,448

Net earnings per share:
Basic	0.37	0.52	0.44	0.19
Diluted	0.37	0.52	0.43	0.19

2014	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$546,518	$587,051	$674,270	$569,722
Gross profit	240,403	269,375	304,498	257,629
Net earnings attributable to Skechers U.S.A., Inc.	30,965	34,802	51,123	21,921

Net earnings per share:
Basic	0.20	0.23	0.34	0.14
Diluted	0.20	0.23	0.33	0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that as of December 31, 2015, our internal control over financial reporting is effective.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is set forth below.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2015. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Skechers U.S.A., Inc.

Manhattan Beach, CA

We have audited Skechers U.S.A., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Skechers U.S.A., Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Skechers U.S.A., Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity, cash flows, and schedule for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

February 26, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 45 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 75 of this annual report on Form 10-K.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2015, 2014, and 2013

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO REVENUE COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF PERIOD
Year-ended December 31, 2013
Allowance for chargebacks	$2,801	$1,514	$(1,825)	$2,490
Allowance for doubtful accounts	7,167	1,105	(2,292)	5,980
Reserve for sales returns and allowances	6,954	249	253	7,456
Reserve for shrinkage	300	1,166	(1,200)	266
Reserve for obsolescence	8,849	1,333	(6,697)	3,485
Year-ended December 31, 2014
Allowance for chargebacks	$2,490	$5,530	$(1,469)	$6,551
Allowance for doubtful accounts	5,980	6,284	(6,823)	5,441
Reserve for sales returns and allowances	7,456	2,339	(780)	9,015
Reserve for shrinkage	266	1,292	(1,220)	338
Reserve for obsolescence	3,485	5,656	(6,140)	3,001
Year-ended December 31, 2015
Allowance for chargebacks	$6,551	$3,703	$(3,189)	$7,065
Allowance for doubtful accounts	5,441	1,538	(1,026)	5,953
Reserve for sales returns and allowances	9,015	2,279	(52)	11,242
Reserve for shrinkage	338	2,014	(1,945)	407
Reserve for obsolescence	3,001	10,321	(10,041)	3,281

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

3.1(a)

Amendment to Amended and Restated Certificate of Incorporation dated September 24, 2015 (incorporated by reference to exhibit number 3.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

10.1**	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.2**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.5(a)**	Amendment No. 1 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.5(b)**	Amendment No. 2 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 3.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

10.9**

Employment Agreement, executed August 7, 2015, effective as of January 1, 2015, between the Registrant and Michael Greenberg (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.10

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

10.11(a)

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

10.12

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

10.16(a)

First Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended March 31, 2010).

10.16(b)

Second Amendment to Lease Agreement, dated April 12, 2010, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.16(c)

Assignment of Lease Agreement, dated April 12, 2010, between HF Logistics I, LLC and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.16(d)

Third Amendment to Lease Agreement, dated August 18, 2010, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.17

Lease Agreement, dated August 12, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17(a)

Addendum to Lease Agreement, dated January 19, 2006, between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.17(b)

Addendum 2 to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on May 27, 2008).

10.17(c)

Addendum 3 to Agreement dated June 11, 2013 and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA regarding ProLogis Park Liege Distribution Center I in Liege, Belgium.

10.17(d)

Addendum 4 to Agreement dated October 17, 2014 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA regarding ProLogis Park Liege Distribution Center I in Liege, Belgium.

10.18

Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008).

10.18(a)

Addendum 1 to Lease Agreement, dated March 10, 2009, between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III BVBA, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium.

10.18(b)

Addendum 2 to Lease Agreement dated December 22, 2009 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III BVBA, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.18(c)

Addendum 3 to Agreement dated June 11, 2013 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.18(d)

Addendum 4 to Agreement dated October 17, 2014 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center II in Liege, Belgium.

10.19

Lease Agreement dated October 17, 2014 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II BVBA, regarding ProLogis Park Liege Distribution Center III in Liege, Belgium (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2015).

10.19(a)

Addendum to Agreement dated August 3, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA, and ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Centers I, II and III in Liege, Belgium (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.20

Lease Agreement dated July 10, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II BVBA, regarding ProLogis Park Liege Distribution Center IV in Liege, Belgium (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.20(a)

Addendum to Agreement dated August 3, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA, and ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center IV in Liege, Belgium (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
***

In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 26th day of February 2016.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	February 26, 2016
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	February 26, 2016
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	February 26, 2016
David Weinberg	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Jeffrey Greenberg	Director	February 26, 2016
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	February 26, 2016
Geyer Kosinski

/s/ Morton D. Erlich	Director	February 26, 2016
Morton D. Erlich

/s/ Richard Siskind	Director	February 26, 2016
Richard Siskind

/s/ Thomas Walsh	Director	February 26, 2016
Thomas Walsh

/s/ Rick Rappaport	Director	February 26, 2016
Rick Rappaport