Form 10-Q
period 2016-03-31
SKECHERS USA INC
filed 2016-05-06
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 2, 2016: 132,904,086.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 2, 2016: 24,845,188.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$443,828	$507,991
Trade accounts receivable, less allowances of $29,381 in 2016 and $24,260 in 2015	542,396	343,930
Other receivables	21,600	18,661
Total receivables	563,996	362,591
Inventories	501,855	620,247
Prepaid expenses and other current assets	44,080	57,363
Total current assets	1,553,759	1,548,192
Property, plant and equipment, net	456,971	435,907
Deferred tax assets	16,164	17,825
Other assets	41,516	37,954
Total non-current assets	514,651	491,686
TOTAL ASSETS	$2,068,410	$2,039,878
LIABILITIES AND EQUITY
Current Liabilities:
Current installments of long-term borrowings	$14,420	$15,653
Short-term borrowings	58	59
Accounts payable	405,324	473,983
Accrued expenses	62,103	87,318
Total current liabilities	481,905	577,013
Long-term borrowings, excluding current installments	68,498	68,942
Deferred tax liabilities	8,760	8,507
Other long-term liabilities	10,424	9,682
Total non-current liabilities	87,682	87,131
Total liabilities	569,587	664,144
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 128,773 and 127,324 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	129	127
Class B Convertible Common Stock, $0.001 par value; 75,000 shares authorized; 25,228 and 26,278 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	25	26
Additional paid-in capital	394,691	386,156
Accumulated other comprehensive loss	(21,253)	(26,305)
Retained earnings	1,065,164	967,552
Skechers U.S.A., Inc. equity	1,438,756	1,327,556
Noncontrolling interests	60,067	48,178
Total stockholders' equity	1,498,823	1,375,734
TOTAL LIABILITIES AND EQUITY	$2,068,410	$2,039,878

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$978,794	$767,997
Cost of sales	546,642	435,457
Gross profit	432,152	332,540
Royalty income	2,625	1,882
	434,777	334,422
Operating expenses:
Selling	53,878	49,092
General and administrative	242,349	197,141
	296,227	246,233
Earnings from operations	138,550	88,189
Other income (expense):
Interest income	266	186
Interest expense	(1,388)	(2,836)
Other, net	2,779	(4,761)
Total other income (expense)	1,657	(7,411)
Earnings before income tax expense	140,207	80,778
Income tax expense	30,568	19,120
Net earnings	109,639	61,658
Less: Net earnings attributable to non-controlling interests	12,027	5,578
Net earnings attributable to Skechers U.S.A., Inc.	$97,612	$56,080
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.63	$0.37
Diluted	$0.63	$0.37
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	153,745	152,413
Diluted	154,818	153,430

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net earnings	$109,639	$61,658
Other comprehensive income, net of tax:
Gain (loss) on foreign currency translation adjustment	5,998	(4,621)
Comprehensive income	115,637	57,037
Less: Comprehensive income attributable to non-controlling interests	12,973	5,345
Comprehensive income attributable to Skechers U.S.A., Inc.	$102,664	$51,692

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$109,639	$61,658
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	14,872	13,298
Amortization of other assets	2,621	309
Provision for bad debts and returns	7,330	4,057
Non-cash share-based compensation	4,656	4,400
Deferred income taxes	1,911	209
Loss on non-current assets	154	14
Gain on foreign currency exchange rates	(2,430)	—
(Increase) decrease in assets:
Receivables	(201,312)	(175,488)
Inventories	122,178	59,228
Prepaid expenses and other current assets	11,727	4,959
Other assets	(2,639)	(6,050)
Increase (decrease) in liabilities:
Accounts payable	(72,830)	(30,276)
Accrued expenses	(27,281)	15,258
Other long-term liabilities	37	—
Net cash used in operating activities	(31,367)	(48,424)
Cash flows from investing activities:
Capital expenditures	(35,197)	(14,623)
Purchases of investments	(1,214)	(801)
Proceeds from sales of investments	131	104
Net cash used in investing activities	(36,280)	(15,320)
Cash flows from financing activities:
Payments on long-term debt	(1,679)	(3,066)
Payments on short-term borrowings	—	(1,753)
Excess tax benefits from share-based compensation	3,879	2,138
Distributions to non-controlling interests of consolidated entity	(3,988)	(1,150)
Contribution from non-controlling interests of consolidated entity	2,905	—
Net cash provided by (used in) financing activities	1,117	(3,831)
Net decrease in cash and cash equivalents	(66,530)	(67,575)
Effect of exchange rates on cash and cash equivalents	2,367	(2,400)
Cash and cash equivalents at beginning of the period	507,991	466,685
Cash and cash equivalents at end of the period	$443,828	$396,710

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,370	$2,387
Income taxes	8,281	13,459

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

(1)	GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S‑X. Accordingly, they do not include certain notes and financial presentations normally required under U.S. GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 2, Line of Credit, Short-Term and Long-Term Borrowings). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of March 31, 2016 and December 31, 2015, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities on the Company’s condensed consolidated balance sheets.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016‑09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements; however at the current time the Company does not know what impact the adoption of ASU 2016-09 will have on its consolidated financial statements, financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet. This will increase lessees’ reported assets and liabilities. ASU 2016-02 is effective for public business entities for annual and interim reporting periods beginning January 1, 2019. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements; however at the current time the Company does not know what impact the adoption of ASU 2016-02 will have on its consolidated financial statements, financial condition or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which indicates the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 was effective for the Company’s annual and interim reporting periods beginning January 1, 2016 and was adopted on a retrospective basis in the first quarter of 2016. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

(2)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $1.7 million and $4.0 million of outstanding letters of credit as of March 31, 2016 and December 31, 2015, respectively, and approximately $0.1 million in short-term borrowings as of March 31, 2016 and December 31, 2015.

Long-term borrowings at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	2016	2015
Note payable to banks, due in monthly installments of $121.3 (includes principal and interest), variable-rate interest at 2.43% per annum, secured by property, balloon payment of $62,843 due August 2020	$69,151	$69,515
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 due June 2016	12,649	13,886
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed- rate interest at 5.24% per annum, maturity date of July 2019	1,118	1,194
Subtotal	82,918	84,595
Less current installments	14,420	15,653
Total long-term borrowings	$68,498	$68,942

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions, and financial covenants of its long-term borrowings as of March 31, 2016 and December 31, 2015.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in Other Assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of March 31, 2016 and December 31, 2015, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets.

On April 30, 2010, HF Logistics-SKX,LLC (the “JV”), through its subsidiary HF-T1, entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the project on certain property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and its joint-venture partner HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a prepayment on the Original Loan based on the Company’s 50% equity interest in the JV. The prepayment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap effectively modifies interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate of 4.08% for the term of the New Loan, thus reducing the impact of interest-rate changes on future interest payments. Pursuant to the terms of the JV, HF is responsible for the related interest expense payments on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense paid related to the New Loan has been included in the Company’s condensed consolidated statements of equity within non-controlling interests. The Company’s objectives in using an interest rate derivative are to add stability to interest payments and to manage exposure to interest rate movements. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 31, 2016, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

On December 29, 2010, the Company entered into a master loan and security agreement (the “Master Agreement”), by and between the Company and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among the Company, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). The Company used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in the Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The First Note entered into on the same date as the Master Agreement represented a borrowing of approximately $39.3 million (“the First Note”). Interest accrued at a fixed rate of 3.54% per annum on the First Note. The Company made the final payment on the First Note on December 29, 2015.

On June 30, 2011, the Company entered into another Note agreement for approximately $36.3 million (“the Second Note”). Interest accrues at a fixed rate of 3.19% per annum on the Second Note. As of March 31, 2016 and December 31, 2015, the Company had $12.6 million and $13.9 million outstanding on the Second Note, which is included in current installments of long-term borrowings. The Company paid commitment fees of $0.8 million on the Notes, which have been amortized to interest expense over the five-year life of the Notes.

(3)	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2016, 1,050,862 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2015, 766,566 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2016	2015
Non-controlling interests, beginning of period	$48,178	$58,858
Net earnings attributable to non-controlling interests	12,027	5,578
Foreign currency translation adjustment	945	(233)
Capital contributions by non-controlling interests	2,905	—
Capital distributions to non-controlling interests	(3,988)	(1,150)
Non-controlling interests, end of period	$60,067	$63,053

(4)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products primarily throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2016 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	March 31, 2016	December 31, 2015
Current assets	$1,593	$2,111
Non-current assets	112,613	113,928
Total assets	$114,206	$116,039

Current liabilities	$2,886	$2,461
Non-current liabilities	69,507	69,951
Total liabilities	$72,393	$72,412

Distribution joint ventures (1)	March 31, 2016	December 31, 2015
Current assets	$214,687	$154,060
Non-current assets	40,140	34,782
Total assets	$254,827	$188,842

Current liabilities	$108,762	$68,198
Non-current liabilities	65	62
Total liabilities	$108,827	$68,260

(1)

Distribution joint ventures include Skechers China Limited, Skechers Ltd. (Israel), Skechers Retail India Private Limited, Skechers South Asia Private Limited, Skechers Southeast Asia Limited, and Skechers Thailand Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended March 31,
	2016	2015
Net earnings attributable to non-controlling interests	$12,027	$5,578
Distributions to:
HF Logistics-SKX, LLC	(905)	(1,150)
Skechers China Limited	(3,083)	—
Contributions from:
India Distribution Joint Ventures	2,905	—

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The amendment was effective for the Company’s annual and interim reporting periods beginning January 1, 2016, and was adopted in the first quarter of fiscal 2016 using a modified retrospective approach. The adoption ASU 2015-02 did not have a material impact on the Company’s condensed consolidated financial statements, financial condition or results of operations.

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Basic earnings per share	2016	2015
Net earnings attributable to Skechers U.S.A., Inc.	$97,612	$56,080
Weighted average common shares outstanding	153,745	152,413
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.63	$0.37

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Diluted earnings per share	2016	2015
Net earnings attributable to Skechers U.S.A., Inc.	$97,612	$56,080

Weighted average common shares outstanding	153,745	152,413
Dilutive effect of nonvested shares	1,073	1,017
Weighted average common shares outstanding	154,818	153,430

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.63	$0.37

(6)	STOCK COMPENSATION

For stock-based awards the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $4.7 million and $4.4 million for the three months ended March 31, 2016 and 2015, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Incentive Award Plan (the “2007 Plan”), as of and for the three months ended March 31, 2016 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2015	2,725,500	$15.77
Granted	1,430,000	31.75
Vested	(397,500)	9.43
Cancelled	(12,000)	17.47
Nonvested at March 31, 2016	3,746,000	22.53

As of March 31, 2016, there was $74.0 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.7 years.

(7)	INCOME TAXES

Income tax expense and the effective tax rate for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2016	2015
Income tax expense	$30,568	$19,120
Effective tax rate	21.8%	23.7%

The tax provision for the three months ended March 31, 2016 and 2015 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate in 2016 to be between 22% and 25%, which is subject to management’s quarterly review and revision, if necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended March 31, 2016, the decrease in the effective tax rate was primarily due to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

As of March 31, 2016, the Company had approximately $443.8 million in cash and cash equivalents, of which $221.8 million, or 50.0%, was held outside the U.S. Of the $221.8 million held by the Company’s foreign subsidiaries, approximately $55.8 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

In November 2015, the FASB issued ASU No. 2015‑17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets are classified as non-current in a classified statement of financial position. ASU 2015-17 will be effective for annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. In the first quarter of 2016, the Company early adopted ASU 2015-17 on a retrospective basis. For all periods presented, deferred income taxes are reported as “Deferred tax assets” or “Deferred tax liabilities” on the condensed consolidated balance sheets. Prior to adoption, the Company reported deferred income taxes in either “Deferred tax assets,” “Other assets,” or “Other long-term liabilities” on the condensed consolidated balance sheets, depending on whether the net current deferred income taxes and net non-current deferred income taxes were in an asset or liability position, respectively. The change in presentation for the three months ended March 31, 2016 resulted in a reduction of current assets and deferred tax liabilities, and an increase of non-current assets for all periods presented. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements, financial condition or results of operations.

(8)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $259.9 million and $180.2 million before allowances for bad debts, sales returns and chargebacks at March 31, 2016 and December 31, 2015, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $311.9 million and $188.0 million before allowance for bad debts, sales returns and chargebacks at March 31, 2016 and December 31, 2015, respectively. The Company’s credit losses attributable to write-offs for the three months ended March 31, 2016 and 2015 were $4.8 million and $1.1 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $862.9 million and $773.5 million at March 31, 2016 and December 31, 2015, respectively.

The Company’s net sales to its five largest customers accounted for approximately 13.8% and 17.1% of total net sales for the three months ended March 31, 2016 and 2015, respectively. No customer accounted for more than 10.0% of the Company’s net sales during the three months ended March 31, 2016 and 2015. No customer accounted for more than 10.0% of net trade receivables at March 31, 2016 or December 31, 2015. As of December 31, 2015, one customer accounted for 10.6% of trade receivables. No other customer accounts for more than 10.0% of trade receivables at December 31, 2015.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Manufacturer #1	26.4%	34.4%
Manufacturer #2	11.1%	8.4%
Manufacturer #3	10.5%	6.9%
Manufacturer #4	4.4%	4.5%
Manufacturer #5	3.5%	4.1%
	55.9%	58.3%

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

The Company has three reportable segments – domestic wholesale sales, international wholesale sales and retail sales, which includes e-commerce sales. Management evaluates segment performance based primarily on net sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins, identifiable assets and additions to property and equipment for the domestic wholesale, international wholesale, retail sales segments on a combined basis were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales:
Domestic wholesale	$360,270	$321,328
International wholesale	420,035	285,571
Retail	198,489	161,098
Total	$978,794	$767,997

	Three Months Ended March 31,
	2016	2015
Gross profit:
Domestic wholesale	$140,516	$125,730
International wholesale	176,020	113,377
Retail	115,616	93,433
Total	$432,152	$332,540

	March 31, 2016	December 31, 2015
Identifiable assets:
Domestic wholesale	$1,013,857	$1,086,554
International wholesale	801,411	713,424
Retail	253,142	239,900
Total	$2,068,410	$2,039,878

	Three Months Ended March 31,
	2016	2015
Additions to property, plant and equipment:
Domestic wholesale	$10,136	$5,688
International wholesale	15,979	3,555
Retail	9,082	5,380
Total	$35,197	$14,623

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Sales (1):
United States	$512,237	$453,164
Canada	37,069	23,242
Other international (2)	429,488	291,591
Total	$978,794	$767,997

	March 31, 2016	December 31, 2015
Property, plant and equipment, net:
United States	$362,931	$356,704
Canada	8,680	8,447
Other international (2)	85,360	70,756
Total	$456,971	$435,907

(1)

The Company has subsidiaries in Asia, Central America, Europe, North America, and South America that generate net sales within those respective regions and in some cases the neighboring regions. The Company has joint ventures in Asia that generate net sales from those regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries.  External net sales are attributable to geographic regions based on the location of each of the Company’s subsidiaries. A subsidiary may earn revenue from external net sales and external royalties, or from inter-subsidiary net sales, royalties, fees and commissions provided in accordance with certain inter-subsidiary agreements. The resulting earnings of each subsidiary in its respective country are recognized under each respective country’s tax code. Inter-subsidiary revenues and expenses subsequently are eliminated in the Company’s condensed consolidated financial statements and are not included as part of the external net sales reported in different geographic areas.

(2)	Other international includes Asia, Central America, Europe, North America, and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, we do not authorize or permit any distribution or sales of our product in these countries, and we are not aware of any current or past distribution or sales of our product in Sudan or Syria.

(10)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the three months ended March 31, 2016, the Company made a contribution of $250,000 to the Foundation. During the three months ended March 31, 2015, the Company did not make any contributions to the Foundation.

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

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. The Company has resolved 481 personal injury claims in the MDL proceedings, comprised of 90 that were filed as formal actions and 391 that were submitted by plaintiff fact sheets. The Company has also settled 1,332 claims in principle—1,101 filed cases and 231 claims submitted by plaintiff fact sheets— either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but two personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Thirty-five actions brought on behalf of a total of 476 plaintiffs have been settled and dismissed. The Company has also settled in principle an additional 31 actions brought on behalf of 405 plaintiffs pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). One single plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely either voluntarily or on motion by the Company. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by the Company. Thus, taking into account both consummated settlements and cases subject to the settlement program, only five lawsuits on behalf of a total of ten plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those five remaining cases. No trial dates have been set.

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

With respect to the global settlement programs referenced above, the personal injury cases in the MDL and LASC Coordinated Cases and in other state courts were largely solicited and handled by the same plaintiffs law firms. Accordingly, mediations to discuss potential resolution of the various lawsuits brought by these firms were held on May 18, June 18, and July 24, 2015. At the conclusion of those mediations, the parties reached an agreement in principle on a global settlement program that is expected to resolve all or substantially all of the claims by persons represented by those firms. A master settlement agreement was executed on March 24, 2016. If a material number of individual plaintiffs fail to participate in the settlement program or the global settlement is not otherwise consummated such that the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. The settlements have been reached for business purposes in order to end the distraction of litigation, and the Company continues to believe it has meritorious defenses and intend to defend any remaining cases vigorously. In addition, it is too early to predict whether there will be future personal injury cases filed which are not covered by the global settlement program, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

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

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2016, nor is it possible to estimate what litigation-related costs will be in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2015.

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
•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2015 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our net sales for the three months ended March 31, 2016 were $978.8 million, an increase of $210.8 million, or 27.4%, as compared to net sales of $768.0 million for the three months ended March 31, 2015, which was primarily attributable to increased sales across several key divisions including Women’s GO, Women’s Sport, Women’s Active, Cali, Men’s U.S.A., and Men’s Sport divisions. Gross margins increased to 44.2% for the three months ended March 31, 2016 from 43.3% for the same period in the prior year, primarily from increased margins in our international wholesale segment due to increased sales by our subsidiaries. Earnings from operations increased $50.4 million to $138.6 million, or 14.2% of net sales, for the three months ended March 31, 2016 from $88.2 million, or 11.5% of net sales, for the same period in 2015. Net earnings attributable to Skechers U.S.A., Inc. were $97.6 million for the three months ended March 31, 2016, an increase of $41.5 million, or 74.1%, compared to net earnings of $56.1 million in the prior-year period. The increase in net earnings attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2016 was primarily the result of increased sales across all of our segments following the introduction of new products. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2016 were $0.63 which reflected a 70.3% increase from the $0.37 diluted earnings per share reported in the same prior-year period. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended March 31,
	2016	2015
Percentage of revenues by segment:
Domestic wholesale	36.8%	41.8%
International wholesale	42.9%	37.2%
Retail	20.3%	21.0%
Total	100.0%	100.0%

As of March 31, 2016, we owned and operated 525 stores, which included 395 domestic retail stores and 130 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2016, we opened one domestic outlet store, five domestic warehouse stores, one international concept store and two international outlet stores. In addition, we closed one domestic concept store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2016, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 55 to 65 stores during the remainder of the year, and (v) completing our equipment upgrades at our European Distribution Center to increase our capacity and efficiency and to better manage our growth worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended March 31,
	2016		2015
Net sales	$978,794	100.0%	$767,997	100.0%
Cost of sales	546,642	55.8	435,457	56.7
Gross profit	432,152	44.2	332,540	43.3
Royalty income	2,625	0.3	1,882	0.2
	434,777	44.5	334,422	43.5
Operating expenses:
Selling	53,878	5.5	49,092	6.4
General and administrative	242,349	24.8	197,141	25.6
	296,227	30.3	246,233	32.0
Earnings from operations	138,550	14.2	88,189	11.5
Interest income	266	—	186	—
Interest expense	(1,388)	(0.1)	(2,836)	(0.4)
Other, net	2,779	0.2	(4,761)	(0.6)
Earnings before income tax expense	140,207	14.3	80,778	10.5
Income tax expense	30,568	3.1	19,120	2.5
Net earnings	109,639	11.2	61,658	8.0
Less: Net earnings attributable to non- controlling interests	12,027	1.2	5,578	0.7
Net earnings attributable to Skechers U.S.A., Inc.	$97,612	10.0%	$56,080	7.3%

THREE MONTHS ENDED March 31, 2016 COMPARED TO THREE MONTHS ENDED March 31, 2015

Net sales

Net sales for the three months ended March 31, 2016 were $978.8 million, an increase of $210.8 million, or 27.4%, as compared to net sales of $768.0 million for the three months ended March 31, 2015. The increase in net sales was primarily attributable to increased sales in all of our segments primarily from the introduction of new styles and lines of footwear.

Our domestic wholesale net sales increased $39.0 million, or 12.1%, to $360.3 million for the three months ended March 31, 2016 from $321.3 million for the three months ended March 31, 2015. The increase in our domestic wholesale segment was attributable to strong sales and significant growth in several key divisions including Women’s GO, Women’s Sport, Cali, Men’s U.S.A., and Men’s Sport divisions. The average selling price per pair within the domestic wholesale was $22.87 per pair for the three months ended March 31, 2016 compared to $22.86 per pair for the same period last year. The increase in the domestic wholesale segment’s net sales came on a 12.1% unit sales volume increase to 15.8 million pairs for the three months ended March 31, 2016 from 14.1 million pairs for the same period in 2015.

Our international wholesale segment sales increased $134.4 million, or 47.1%, to $420.0 million for the three months ended March 31, 2016 compared to sales of $285.6 million for the three months ended March 31, 2015. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $128.8 million, or 58.6%, to $348.8 million for the three months ended March 31, 2016 compared to net sales of $220.0 million for the three months ended March 31, 2015. The largest sales increases during the quarter came from our subsidiaries in the United Kingdom, Germany, Canada and our joint venture in China, primarily due to increased sales of product from our Women’s Sport, Women’s Active, Women’s GO, and Men’s Sport divisions. Our distributor sales increased $5.6 million to $71.2 million for the three months ended March 31, 2016, an 8.5% increase from sales of $65.6 million for the three months ended March 31, 2015. The largest sales increases during the quarter came from sales to our distributors in the United Arab Emirates (“UAE”), Scandinavia, and the Philippines, which were partially offset by reduced sales to South Korea. These were primarily driven by increased sales of products from our Women’s GO, Men’s Sport, Boys and Girls divisions.

Our retail segment sales increased $37.4 million to $198.5 million for the three months ended March 31, 2016, a 23.2% increase over sales of $161.1 million for the three months ended March 31, 2015. The increase in retail sales was primarily attributable to increased comparable store sales of 9.8% resulting from increased sales across several key divisions including Women’s GO, Women’s Sport, Girls, and Men’s Sport divisions. During the first quarter of 2016, we opened one domestic outlet store, five domestic warehouse stores, one international concept store, and two international outlet stores. In addition, we closed one domestic concept store. For the three months ended March 31, 2016, our domestic retail sales increased 15.3% compared to the same period in 2015, which was primarily attributable to positive comparable domestic store sales of 8.2% and a net increase of 30 domestic stores. Our international retail store sales increased 59.0% compared to the same period in 2015, which was primarily attributable to positive comparable international store sales of 17.7% and a net increase of 42 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended March 31, 2016 increased $99.7 million to $432.2 million as compared to $332.5 million for the three months ended March 31, 2015. Gross profit as a percentage of net sales, or gross margins, increased to 44.2% for three-month period ended March 31, 2016 from 43.3% for the same period in the prior year, primarily due to increased international wholesale margins. Our domestic wholesale segment gross profit increased $14.8 million to $140.5 million for the three months ended March 31, 2016 as compared to $125.7 million for the three months ended March 31, 2015. Domestic wholesale margins were 39.0% for the three months ended March 31, 2016 compared to 39.1% for the same period in the prior year.

Gross profit for our international wholesale segment increased $62.6 million, or 55.3%, to $176.0 million for the three months ended March 31, 2016 as compared to $113.4 million for the three months ended March 31, 2015. International wholesale gross margins were 41.9% for the three months ended March 31, 2016 compared to 39.7% for the three months ended March 31, 2015. Gross margins for our direct subsidiary sales increased to 45.0% for the three months ended March 31, 2016 compared to 43.6% for the three months ended March 31, 2015, which was primarily attributable to price increases and the reduced impact of foreign currency exchange rates when compared to the prior year period. Gross margins for our distributor sales were 26.7% for the three months ended March 31, 2016 and 2015, respectively.

Gross profit for our retail segment increased $22.2 million, or 23.7%, to $115.6 million for the three months ended March 31, 2016 as compared to $93.4 million for the three months ended March 31, 2015. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 58.2% for the three months ended March 31, 2016 as compared to 58.0% for the three months ended March 31, 2015. Gross margins for our domestic stores, which includes e-commerce, were 60.7% and 59.4% for the three months ended March 31, 2016 and 2015, respectively. The increase in domestic retail gross margins was primarily attributable to higher margins on our Women’s Go, Women’s Sport and Men’s Sport footwear. Gross margins for our international stores were 50.3% for the three months ended March 31, 2016 as compared to 51.8% for the three months ended March 31, 2015. The decrease in gross margins for the international retail segment primarily resulted from a sales mix of products with slightly lower margins.

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

Selling expenses

Selling expenses increased by $4.8 million, or 9.7%, to $53.9 million for the three months ended March 31, 2016 from $49.1 million for the three months ended March 31, 2015. As a percentage of net sales, selling expenses were 5.5% and 6.4% for the three months ended March 31, 2016 and 2015, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $7.2 million for the three months ended March 31, 2016.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $45.2 million, or 22.9%, to $242.3 million for the three months ended March 31, 2016 from $197.1 million for the three months ended March 31, 2015. As a percentage of sales, general and administrative expenses were 24.8% and 25.6% for the three months ended March 31, 2016 and 2015, respectively. The $45.2 million increase in general and administrative expenses was primarily attributable to approximately $25.0 million related to supporting our international operations due to increased sales volumes and $13.5 million of operating expenses attributable to opening an additional 72 stores since March 31, 2015. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $4.9 million to $53.7 million for the three months ended March 31, 2016 as compared to $48.8 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

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

Other income (expense)

Interest income was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense decreased to $1.4 million for the three months ended March 31, 2016 compared to $2.8 million for the same period in 2015. The decrease was primarily attributable to decreased interest paid on our distribution center loans. Interest expense was also incurred on amounts owed to our foreign manufacturers. Other income increased $7.6 million to $2.8 million for the three months ended March 31, 2016 as compared to other expense of $4.8 million for the same period in 2015. The increase in other income was primarily attributable to foreign currency exchange gain of $2.8 million for the three months ended March 31, 2016, as compared to a foreign currency exchange loss of $4.9 million for the three months ended March 31, 2015. This increased foreign currency exchange gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2016	2015
Income tax expense	$30,568	$19,120
Effective tax rate	21.8%	23.7%

The tax provision for the three months ended March 31, 2016 and 2015 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate in 2016 to be between 22% and 25%, which is subject to management’s quarterly review and revision, if necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended March 31, 2016, the decrease in the effective tax rate was primarily attributable to an increase in the amount of foreign earnings relative to domestic earnings as compared to the same period in the prior year.

As of March 31, 2016, we had approximately $443.8 million in cash and cash equivalents, of which $221.8 million, or 50.0%, was held outside the U.S. Of the $221.8 million held by our foreign subsidiaries, approximately $55.8 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended March 31, 2016 increased $6.4 million to $12.0 million as compared to $5.6 million for the same period in 2015 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at March 31, 2016 was $1.1 billion, an increase of $0.1 billion from working capital of $1.0 billion at December 31, 2015. Our cash and cash equivalents at March 31, 2016 was $443.8 million, compared to $508.0 million at December 31, 2015. This decrease in cash and cash equivalents of $64.2 million, after consideration of the effect of exchange rates, was the result of our net earnings of $109.6 million and decreased cash flows from inventories of $122.2 million offset by an increase in cash flows from accounts receivable of $201.3 million due to increased revenues and a decrease in cash flows from accounts payable of $72.8 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the three months ended March 31, 2016, net cash used in operating activities was $31.4 million as compared to $48.4 million for the three months ended March 31, 2015. The $17.0 million increase in cash flows used in operating activities for the three months ended March 31, 2016, primarily resulted from an increase in net earnings of $48.0 million and a decrease in cash flows from inventory of $63.0 million, which were partially offset by an increase in cash flows from accounts receivable of $25.8 million due to increased revenues, a decrease in cash flows from accounts payable of $42.6 million and a decrease in cash flows from accrued expenses of $42.5 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Investing Activities

Net cash used in investing activities was $36.3 million for the three months ended March 31, 2016 as compared to $15.3 million for the three months ended March 31, 2015. The increase in net cash used in investing activities for the three months ended March 31, 2016 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $20.6 million. Capital expenditures primarily consisted of $11.4 million for several new store openings and remodels, $7.0 million paid for a corporate property purchase for future development, and $5.5 million paid for equipment costs for increased automation at our European Distribution Center. This was compared to capital expenditures of $14.6 million for the three months ended March 31, 2015, of which $7.6 million consisted of new store openings and remodels and $3.3 million for equipment upgrade costs for our European Distribution Center. Excluding the costs of upgrading our European Distribution Center, we expect our capital expenditures for the remainder of 2016 to be approximately $37 million to $42 million, which includes opening an additional 55 to 65 retail stores and several store remodels. In addition, we are still in the process of upgrading the equipment for our European Distribution Center and estimate the cost of this equipment upgrade to be approximately $27.9 million, of which approximately $19.8 million has been incurred as of March 31, 2016. We expect to complete the upgrade of the European Distribution Center by the second quarter of 2016 and will fund this upgrade and all our capital expenditures through existing cash balances and cash from operations.

Financing Activities

Net cash provided by financing activities was $1.1 million during the three months ended March 31, 2016 compared to net cash used by financing activities of $3.8 million during the three months ended March 31, 2015. The increase in cash provided by financing activities for the three months ended March 31, 2016 as compared to the same period in the prior year is primarily attributable to the increase in contributions from non-controlling interests of a consolidated entity of approximately $2.9 million and decreased cash flows from debt payments of $3.1 million.

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

On June 30, 2011, we entered into another Note for approximately $36.3 million (the “Second Note”). Interest accrued at a fixed rate of 3.19% per annum on the Second Note. As of March 31, 2016 an aggregate of $12.6 million was outstanding on the Second Note, which is included in current installments of long-term borrowings. We paid commitment fees of $0.8 million on the Notes, which were amortized to interest expense over the five-year life of the Notes.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of March 31, 2016, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets.

On April 30, 2010, HF Logistics-SKX,LLC (the “JV”), through HF Logistics-SKX T1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the JV ("HF-T1"), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the Project on the Property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.

On August 11, 2015, the JV through HF-T1 entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification. As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We were in compliance with all debt covenant provisions related to the Amended Loan Agreement as of the date of this quarterly report. We had $69.2 million outstanding under the Amended Loan Agreement, of which $1.5 million and $67.7 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of March 31, 2016.

As of March 31, 2016, outstanding short-term and long-term borrowings were $83.0 million, of which $12.6 million relates to a note payable for warehouse equipment in our domestic distribution center which is secured by the equipment and $70.3 million relates to loans for our domestic distribution center. We were in compliance with all debt covenants under the Amended Loan Agreement, the Loan Documents and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through May 31, 2017. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, costs associated with upgrading the equipment in our European Distribution Center, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016‑09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements; however at the current time we do not know what impact the adoption of ASU 2016-09 will have on our consolidated financial statements, financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet. This will increase lessees’ reported assets and liabilities. ASU 2016-02 is effective for public business entities for annual and interim reporting periods beginning January 1, 2019. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are currently evaluating the impact of ASU 2016-02 on our condensed consolidated financial statements, financial condition and results of operations.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets are classified as non-current in a classified statement of financial position. ASU 2015-17 will be effective for annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. In the first quarter of 2016, we early adopted ASU 2015-17 on a retrospective basis. For all periods presented, deferred income taxes are reported as “Deferred tax assets” or “Deferred tax liabilities” on the consolidated balance sheets. Prior to adoption, we reported deferred income taxes in either “Deferred tax assets,” “Other assets,” or “Other long-term liabilities” on the consolidated balance sheets, depending on whether the net current deferred income taxes and net noncurrent deferred income taxes were in an asset or liability position, respectively. The change in presentation for the three months ended March 31, 2016 resulted in a reduction of current assets and deferred tax liabilities, and an increase of non-current assets for all periods presented. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements, financial condition or results of operations.

In July 2015, the FASB issued ASU No 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2015-11 on our condensed consolidated financial statements; however, we do not expect that the adoption of ASU 2015-11 will have a material impact on our consolidated financial statements, financial condition or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which indicates the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 was effective for our annual and interim reporting periods beginning January 1, 2016 and was adopted on a retrospective basis in the first quarter of 2016. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements, financial condition or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The amendment was effective for our annual and interim reporting periods beginning January 1, 2016, and was adopted in the first quarter of fiscal 2016 using a modified retrospective approach. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. We are currently evaluating the impact of ASC 606, but at the current time we do not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been seasonal in nature with the strongest domestic sales generally occurring in the second and third quarters, we believe that changes in our product offerings and growth in our international sales and retail sales segments have partially mitigated the effect of this seasonality.

We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Because of these and other factors including those referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2015 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2015 and the first three months of 2016, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of March 31, 2016, we have $0.1 million and $69.2 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by less than $0.1 million for the quarter ended March 31, 2016. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2016. The interest rate charged on our secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances. As of March 31, 2016, there was $0.1 million outstanding under this credit facility and $69.2 million outstanding on our domestic distribution center loan.

We have and may also enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of March 31, 2016 to hedge the cash flows on our $69.2 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $69.2 million at March 31, 2016. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $5.1 million and a cumulative foreign currency translation loss of $4.4 million for the three months ended March 31, 2016 and 2015, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2016 would have reduced the values of our net investments by approximately $17.3 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. Skechers has resolved 481 personal injury claims in the MDL proceedings, comprised of 90 that were filed as formal actions and 391 that were submitted by plaintiff fact sheets. Skechers has also settled 1,332 claims in principle—1,101 filed cases and 231 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but two personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by our company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Thirty-five actions brought on behalf of a total of 476 plaintiffs have been settled and dismissed. We have also settled in principle an additional 31 actions brought on behalf of 405 plaintiffs pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by us. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by us. Thus, taking into account both consummated settlements and cases subject to the settlement program, only five lawsuits on behalf of a total of ten plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those five remaining cases. No trial dates have been set.

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

With respect to the global settlement programs referenced above, the personal injury cases in the MDL and LASC Coordinated Cases and in other state courts were largely solicited and handled by the same plaintiffs law firms. Accordingly, mediations to discuss potential resolution of the various lawsuits brought by these firms were held on May 18, June 18, and July 24, 2015. At the conclusion of those mediations, the parties reached an agreement in principle on a global settlement program that is expected to resolve all or substantially all of the claims by persons represented by those firms. A master settlement agreement was executed as of March 24, 2016.  If a material number of individual plaintiffs fail to participate in the settlement program or the global settlement is not otherwise consummated such that the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. The settlements have been reached for business purposes in order to end the distraction of litigation, and we continue to believe we have meritorious defenses and intend to defend any remaining cases vigorously. In addition, it is too early to predict whether there will be future personal injury cases filed which are not covered by the global settlement program, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

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

adidas America, Inc., et. al v. Skechers USA, Inc. — On September 14, 2015, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:15-cv-1741, alleging that three Skechers shoe styles (Skechers Onix, Skechers Relaxed Fit Cross Court TR, and Skechers Relaxed Fit – Supernova Style) infringe adidas’ trademarks and/or trade dress rights. adidas asserts claims under federal and state law for trademark and trade dress infringement, unfair competition, trademark and trade dress dilution, unfair and deceptive trade practices, and breach of a settlement agreement entered into between the parties in 1995. adidas seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble, enhanced and punitive damages), and attorneys’ fees. On September 14, 2015, adidas filed a motion for preliminary injunction in which it sought to preliminarily restrain us from manufacturing, distributing, advertising, selling, or offering for sale any footwear (a) that is confusingly similar to adidas’ STAN SMITH Trade Dress, (b) bearing stripes in a manner that is confusingly similar to adidas’ Three-Stripe Mark, or (c) under adidas’ SUPERNOVA Mark. We opposed adidas’ motion. A hearing on adidas’ motion was held on December 15, 2015. On February 12, 2016, the Court issued a preliminary injunction prohibiting us from selling two styles from our vast footwear collection and from using the word “Supernova” in connection with a third style.  The company has filed an appeal of the Court’s preliminary injunction with the United States Court of Appeals for the Ninth Circuit. While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc., v. Skechers USA, Inc. — On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. On April 11 and 12, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board for inter partes review of five of the eight design patents, seeking to invalidate those patents.  On April 22, 2016, the Company filed a motion in the district court seeking to stay the litigation pending the outcome of Skechers’ petitions for inter partes review.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015 and should be read in conjunction with the risk factors and other information disclosed in our 2015 annual report on Form 10-K that could have a material effect on our business, financial condition and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2016 and 2015, our net sales to our five largest customers accounted for approximately 13.8% and 17.1% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during the three months ended March 31, 2016 and 2015. No customer accounted for more than 10.0% of outstanding accounts receivable balance at March 31, 2016 or December 31, 2015. As of December 31, 2015, one customer accounted for 10.6% of trade receivables. No other customer accounted for more than 10.0% of gross trade receivables as of December 31, 2015. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2016 and 2015, the top five manufacturers of our manufactured products produced approximately 55.9% and 58.3% of our total purchases, respectively. One manufacturer accounted for 26.4% of total purchases for the three months ended March 31, 2016, and the same manufacturer accounted for 34.4% of total purchases for the same period in 2015. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of March 31, 2016, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 53.8% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 12.2% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 33.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2016, Mr. Greenberg beneficially owned 35.4% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 44.1% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 21.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: May 6, 2016	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer