Form 10-Q
period 2016-06-30
SKECHERS USA INC
filed 2016-08-05
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2016: 133,320,987.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2016: 24,545,188.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$628,827	$507,991
Trade accounts receivable, less allowances of $26,602 in 2016 and $24,260 in 2015	468,572	343,930
Other receivables	20,545	18,661
Total receivables	489,117	362,591
Inventories	590,711	620,247
Prepaid expenses and other current assets	57,283	57,363
Total current assets	1,765,938	1,548,192
Property, plant and equipment, net	464,403	435,907
Deferred tax assets	17,680	17,825
Other assets	43,411	37,954
Total non-current assets	525,494	491,686
TOTAL ASSETS	$2,291,432	$2,039,878
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,775	$15,653
Short-term borrowings	3,274	59
Accounts payable	534,180	473,983
Accrued expenses	71,661	87,318
Total current liabilities	610,890	577,013
Long-term borrowings, excluding current installments	68,053	68,942
Deferred tax liabilities	9,058	8,507
Other long-term liabilities	11,740	9,682
Total non-current liabilities	88,851	87,131
Total liabilities	699,741	664,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 129,641 and 127,324 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	130	127
Class B convertible common stock, $0.001 par value; 75,000 shares authorized; 24,545 and 26,278 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	24	26
Additional paid-in capital	404,421	386,156
Accumulated other comprehensive loss	(19,365)	(26,305)
Retained earnings	1,139,271	967,552
Skechers U.S.A., Inc. equity	1,524,481	1,327,556
Noncontrolling interests	67,210	48,178
Total stockholders' equity	1,591,691	1,375,734
TOTAL LIABILITIES AND EQUITY	$2,291,432	$2,039,878

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$877,810	$800,464	$1,856,604	$1,568,461
Cost of sales	461,556	425,856	1,008,198	861,313
Gross profit	416,254	374,608	848,406	707,148
Royalty income	3,307	3,630	5,932	5,512
	419,561	378,238	854,338	712,660
Operating expenses:
Selling	75,966	64,875	129,844	113,967
General and administrative	243,240	201,021	485,589	398,162
	319,206	265,896	615,433	512,129
Earnings from operations	100,355	112,342	238,905	200,531
Other income (expense):
Interest income	319	157	585	344
Interest expense	(1,861)	(3,041)	(3,249)	(5,878)
Other, net	(2,604)	2,990	175	(1,771)
Total other income (expense)	(4,146)	106	(2,489)	(7,305)
Earnings before income tax expense	96,209	112,448	236,416	193,226
Income tax expense	12,200	25,383	42,768	44,503
Net earnings	84,009	87,065	193,648	148,723
Less: Net earnings attributable to non-controlling interests	9,902	7,283	21,929	12,861
Net earnings attributable to Skechers U.S.A., Inc.	$74,107	$79,782	$171,719	$135,862
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.48	$0.52	$1.12	$0.89
Diluted	$0.48	$0.52	$1.11	$0.88
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	154,049	152,712	153,901	152,565
Diluted	155,023	154,027	154,912	153,778

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$84,009	$87,065	$193,648	$148,723
Other comprehensive income, net of tax:
Gain (loss) on foreign currency translation adjustment	338	1,742	6,336	(2,879)
Comprehensive income	84,347	88,807	199,984	145,844
Less: Comprehensive income attributable to non-controlling interests	8,353	7,307	21,326	12,652
Comprehensive income attributable to Skechers U.S.A., Inc.	$75,994	$81,500	$178,658	$133,192

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$193,648	$148,723
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	30,555	27,676
Amortization of other assets	5,820	617
Provision for bad debts and returns	8,385	4,216
Non-cash share-based compensation	10,870	8,874
Deferred income taxes	692	2,215
Loss (gain) on non-current assets	557	(20)
Net foreign currency adjustments	(441)	—
(Increase) decrease in assets:
Receivables	(130,707)	(166,970)
Inventories	33,789	(19,209)
Prepaid expenses and other current assets	(4,142)	4,997
Other assets	(3,867)	(8,223)
Increase (decrease) in liabilities:
Accounts payable	54,213	75,679
Accrued expenses	(19,149)	8,368
Other long-term liabilities	2,059	—
Net cash provided by operating activities	182,282	86,943
Cash flows from investing activities:
Capital expenditures	(55,034)	(33,004)
Intangible asset additions	—	(95)
Purchases of investments	(2,194)	(2,106)
Proceeds from sales of investments	131	105
Net cash used in investing activities	(57,097)	(35,100)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	2,928	2,238
Payments on long-term debt	(14,768)	(5,599)
Proceeds from (payments on) short-term borrowings	3,232	(487)
Excess tax benefits from share-based compensation	4,469	2,656
Distributions to non-controlling interests of consolidated entity	(5,199)	(2,350)
Contributions from non-controlling interests of consolidated entity	2,905	485
Net cash used in financing activities	(6,433)	(3,057)
Net increase in cash and cash equivalents	118,752	48,786
Effect of exchange rates on cash and cash equivalents	2,084	(1,569)
Cash and cash equivalents at beginning of the period	507,991	466,685
Cash and cash equivalents at end of the period	$628,827	$513,902

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,041	$4,947
Income taxes, net	34,391	32,487

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 2, Line of Credit, Short-Term and Long-Term Borrowings). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of June 30, 2016 and December 31, 2015, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities on the Company’s condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements; however at the current time the Company does not know what impact the adoption will have on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements; however at the current time the Company does not know what impact the adoption of ASU 2016-09 will have on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”),” which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. The Company is currently evaluating the impact of these ASU’s on its consolidated financial statements; however at the current time the Company does not know what impact the adoption of these ASU’s will have on its consolidated financial statements, financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet, which will increase lessees’ reported assets and liabilities. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning January 1, 2019. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements; however at the current time the Company does not know what impact the adoption of ASU 2016-02 will have on its consolidated financial statements, financial condition or results of operations.

In July 2015, the FASB issued ASU No 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial statements; however the Company does not expect that the adoption of ASU 2015-11 will have an impact on its consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The Company is currently evaluating the impact of ASC 606 on its consolidated financial statements; however at the current time the Company does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

(2)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $2.0 million and $4.0 million of outstanding letters of credit as of June 30, 2016 and December 31, 2015, respectively, and approximately $3.3 million and $0.1 million in short-term borrowings as of June 30, 2016 and December 31, 2015, respectively.

Long-term borrowings at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	2016	2015
Note payable to banks, due in monthly installments of $121.3 (includes principal and interest), variable-rate interest at 2.46% per annum, secured by property, balloon payment of $63,692 due August 2020	$68,787	$69,515
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 paid in full June 2016	—	13,886
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed- rate interest at 5.24% per annum, maturity date of July 2019	1,041	1,194
Subtotal	69,828	84,595
Less current installments	1,775	15,653
Total long-term borrowings	$68,053	$68,942

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions, and financial covenants of its long-term borrowings as of June 30, 2016 and December 31, 2015.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in Other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility.

On April 30, 2010, HF Logistics-SKX, LLC (the “JV”), through its subsidiary HF-T1, entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the project on certain property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015. On August 11, 2015, the JV, through HF-T1, entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification.

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and its joint-venture partner HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a prepayment on the Original Loan based on the Company’s 50% equity interest in the JV. The prepayment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap effectively modifies interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate of 4.08% for the term of the New Loan, thus reducing the impact of interest-rate changes on future interest payments. Pursuant to the terms of the JV, HF is responsible for the related interest expense payments on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense paid related to the New Loan has been included in the Company’s condensed consolidated statements of equity within non-controlling interests. The Company’s objectives in using an interest rate derivative are to add stability to interest payments and to manage exposure to interest rate movements. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company entered into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 30, 2016, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

On December 29, 2010, the Company entered into a Master Loan and Security Agreement (the “Master Agreement”), by and between the Company and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among the Company, Banc of America Leasing & Capital, LLC, and Bank of Utah, as

agent (“Agent”). The Company used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in the Rancho Belago distribution facility. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The First Note entered into on the same date as the Master Agreement represented a borrowing of approximately $39.3 million (“the First Note”). Interest accrued at a fixed rate of 3.54% per annum on the First Note. The Company made the final payment on the First Note on December 29, 2015. On June 30, 2011, the Company entered into another Note agreement for approximately $36.3 million (“the Second Note”). Interest accrued at a fixed rate of 3.19% per annum on the Second Note. The Company made the final payment on the Second Note on June 29, 2016.

(3)	STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2016, 682,408 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended June 30, 2015, 2,456,730 shares of Class B common stock were converted into shares of Class A common stock. During the six months ended June 30, 2016, 1,733,270 shares of Class B common stock were converted into shares of Class A common stock. During the six months ended June 30, 2015, 3,223,296 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to noncontrolling interests (in thousands):

	Six Months Ended June 30,
	2016	2015
Non-controlling interests, beginning of period	$48,178	$58,858
Net earnings attributable to non-controlling interests	21,929	12,861
Foreign currency translation adjustment	(603)	(209)
Capital contributions from non-controlling interests	2,905	485
Capital distributions to non-controlling interests	(5,199)	(2,350)
Non-controlling interests, end of period	$67,210	$69,645

(4)	NON-CONTROLLING INTERESTS

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

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	June 30, 2016	December 31, 2015
Current assets	$816	$2,111
Non-current assets	111,298	113,928
Total assets	$112,114	$116,039

Current liabilities	$2,544	$2,461
Non-current liabilities	69,062	69,951
Total liabilities	$71,606	$72,412

Distribution joint ventures (1)	June 30, 2016	December 31, 2015
Current assets	$220,571	$154,060
Non-current assets	42,113	34,782
Total assets	$262,684	$188,842

Current liabilities	$99,879	$68,198
Non-current liabilities	65	62
Total liabilities	$99,944	$68,260

(1)

Distribution joint ventures include Skechers China Limited, Skechers Ltd. (Israel), Skechers Retail India Private Limited, Skechers South Asia Private Limited, Skechers Southeast Asia Limited, and Skechers Thailand Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings attributable to non-controlling interests	$9,902	$7,283	$21,929	$12,861
Distributions to:
HF Logistics-SKX, LLC	1,210	750	2,116	1,900
Skechers China Limited	—	450	3,083	450
Contributions from:
India distribution joint ventures	—	485	2,905	485

(5)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per share	2016	2015	2016	2015
Net earnings attributable to Skechers U.S.A., Inc.	$74,107	$79,782	$171,719	$135,862
Weighted average common shares outstanding	154,049	152,712	153,901	152,565
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.48	$0.52	$1.12	$0.89

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2016	2015	2016	2015
Net earnings attributable to Skechers U.S.A., Inc.	$74,107	$79,782	$171,719	$135,862

Weighted average common shares outstanding	154,049	152,712	153,901	152,565
Dilutive effect of nonvested shares	974	1,315	1,011	1,213
Weighted average common shares outstanding	155,023	154,027	154,912	153,778

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.48	$0.52	$1.11	$0.88

(6)	STOCK COMPENSATION

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $6.2 million and $4.5 million for the three months ended June 30, 2016 and 2015, respectively. Share-based compensation expense was $10.9 million and $8.9 million for the six months ended June 30, 2016 and 2015, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Incentive Award Plan (the “2007 Plan”), as of and for the six months ended June 30, 2016 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2015	2,725,500	$15.77
Granted	1,434,000	31.75
Vested	(468,000)	9.88
Cancelled	(12,000)	17.47
Nonvested at June 30, 2016	3,679,500	22.74

As of June 30, 2016, there was $68.3 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.4 years.

(7)	INCOME TAXES

Income tax expense and the effective tax rate for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands, except the effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax expense	$12,200	$25,383	$42,768	$44,503
Effective tax rate	12.7%	22.6%	18.1%	23.0%

The tax provision for the three and six months ended June 30, 2016 and 2015 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate for the remainder of 2016 to be between 17% and 22%, which is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three and six months ended June 30, 2016, the decrease in the effective tax rate was primarily due to an increase in the amount of projected foreign earnings for our China operations relative to projected domestic earnings as compared to the same period in the prior year.

As of June 30, 2016, the Company had approximately $628.8 million in cash and cash equivalents, of which $332.0 million, or 52.8%, was held outside the U.S. Of the $332.0 million held by the Company’s foreign subsidiaries, approximately $70.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

In November 2015, the FASB issued ASU No. 2015‑17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets are classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. In the first quarter of 2016, the Company early adopted ASU 2015-17 on a retrospective basis. For all periods presented, deferred income taxes are reported as “Deferred tax assets” or “Deferred tax liabilities” on the condensed consolidated balance sheets. Prior to adoption, the Company reported deferred income taxes in either “Deferred tax assets,” “Other assets,” or “Other long-term liabilities” on the condensed consolidated balance sheets, depending on whether the net current deferred income taxes and net non-current deferred income taxes were in an asset or liability position. The change in presentation as of  December 31, 2015 resulted in a reduction of current deferred tax assets and non-current deferred tax liabilities, and an increase of non-current deferred tax assets. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements, financial condition or results of operations.

(8)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $258.2 million and $180.2 million before allowances for bad debts, sales returns and chargebacks at June 30, 2016 and December 31, 2015, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were equal to $237.0 million and $188.0 million before allowance for bad debts, sales returns and chargebacks at June 30, 2016 and December 31, 2015, respectively. The Company’s credit losses attributable to write-offs (recoveries) for the three months ended June 30, 2016 and 2015 were $1.5 million and $(0.4) million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2016 and 2015 were $4.0 million and $0.7 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $945.3 million and $773.5 million at June 30, 2016 and December 31, 2015, respectively.

The Company’s net sales to its five largest customers accounted for approximately 11.8% and 15.9% of total net sales for the three months ended June 30, 2016 and 2015, respectively. The Company’s net sales to its five largest customers accounted for approximately 12.7% and 16.3% of total net sales for the six months ended June 30, 2016 and 2015, respectively. No customer accounted for more than 10.0% of the Company’s net sales during the three and six months ended June 30, 2016 and 2015. No customer accounted for more than 10.0% of trade receivables at June 30, 2016. As of December 31, 2015, one customer accounted for 10.6% of trade receivables.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Manufacturer #1	25.1%	32.8%	25.6%	33.5%
Manufacturer #2	10.4%	7.5%	10.7%	7.9%
Manufacturer #3	8.9%	7.4%	9.6%	7.2%
Manufacturer #4	6.6%	6.9%	5.4%	5.7%
Manufacturer #5	5.0%	3.5%	4.2%	3.9%
	56.0%	58.1%	55.5%	58.2%

The majority of the Company’s products are produced in China and Vietnam. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these business risks have not had a material adverse impact on the Company’s operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Domestic wholesale	$320,498	$338,646	$680,768	$659,975
International wholesale	303,432	241,872	723,467	527,443
Retail	253,880	219,946	452,369	381,043
Total	$877,810	$800,464	$1,856,604	$1,568,461

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross profit:
Domestic wholesale	$124,656	$135,062	$265,171	$260,793
International wholesale	139,288	103,771	315,308	217,148
Retail	152,310	135,775	267,927	229,207
Total	$416,254	$374,608	$848,406	$707,148

	June 30, 2016	December 31, 2015
Identifiable assets:
Domestic wholesale	$1,140,427	$1,086,554
International wholesale	879,135	713,424
Retail	271,870	239,900
Total	$2,291,432	$2,039,878

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Additions to property, plant and equipment:
Domestic wholesale	$1,096	$3,729	$11,232	$9,417
International wholesale	5,695	4,971	21,674	8,526
Retail	13,045	9,681	22,128	15,061
Total	$19,836	$18,381	$55,034	$33,004

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales (1):
United States	$509,902	$512,705	$1,022,139	$965,869
Canada	34,433	27,641	71,501	50,883
Other international (2)	333,475	260,118	762,964	551,709
Total	$877,810	$800,464	$1,856,604	$1,568,461

	June 30, 2016	December 31, 2015
Property, plant and equipment, net:
United States	$363,825	$356,704
Canada	9,679	8,447
Other international (2)	90,899	70,756
Total	$464,403	$435,907

(1)

The Company has subsidiaries in Asia, Central America, Europe, North America, and South America that generate net sales within those respective regions and in some cases the neighboring regions. The Company also has joint ventures in Asia that generate net sales from those regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. External net sales are attributable to geographic regions based on the location of each of the Company’s subsidiaries. A subsidiary may earn revenue from external net sales and external royalties, or from inter-subsidiary net sales, royalties, fees and commissions provided in accordance with certain inter-subsidiary agreements. The resulting earnings of each subsidiary in its respective country are recognized under each respective country’s tax code. Inter-subsidiary revenues and expenses subsequently are eliminated in the Company’s condensed consolidated financial statements and are not included as part of the external net sales reported in different geographic areas.

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

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the three and six months ended June 30, 2016, the Company made contributions of $250,000 and $500,000, respectively, to the Foundation. During the three and six months ended June 30, 2015, the Company did not make any contributions to the Foundation.

(11)	LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by the Company, and that the Company failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, the Company is named as a defendant in 1,137 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. The Company has resolved 485 personal injury claims in the MDL proceedings, comprised of 94 that were filed as formal actions and 391 that were submitted by plaintiff fact sheets. The Company has also settled 1,328 claims in principle—1,097 filed cases and 231 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but two personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

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

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of the Company’s alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including the Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, The Company responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and BOBS Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toe’s and Bob’s canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark.  Converse is expected to appeal to the United States Court of Appeals for the Federal Circuit. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intend to defend these legal matters vigorously.

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2016, nor is it possible to estimate what litigation-related costs will be in the future.

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

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•	international economic, political and market conditions including the uncertainty of the European markets;
•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•	our ability to sustain, manage and forecast our costs and proper inventory levels;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
•

our ability to continue to manufacture and ship our products that are sourced in China and Vietnam, which could be adversely affected by various economic, political or trade conditions, or a natural disaster in China or Vietnam;

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

FINANCIAL OVERVIEW

Our net sales for the three months ended June 30, 2016 were $877.8 million, an increase of $77.3 million, or 9.7%, as compared to net sales of $800.5 million for the three months ended June 30, 2015, which was primarily attributable to increased sales across our international wholesale and retail segments which were offset by reduced domestic wholesale sales. Gross margins increased to 47.4% for the three months ended June 30, 2016 from 46.8% for the same period in the prior year, primarily from increased margins in our international wholesale segment due to price increases implemented during the year. Net earnings attributable to Skechers U.S.A., Inc. were $74.1 million for the three months ended June 30, 2016, a decrease of $5.7 million, or 7.1%, compared to net earnings of $79.8 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2016 were $0.48 which reflected a 7.7% decrease from the $0.52 diluted earnings per share reported in the same prior-year period.

The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2016 was primarily due to increased advertising of $12.7 million, increased general and administrative expenses of $21.9 million to support our international growth as well as an additional $11.5 million to operate 38 new domestic retail stores, which historically have lower net sales in the first 12 to 18 months of operation, since June 30, 2015. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended June 30,
	2016	2015
Percentage of revenues by segment:
Domestic wholesale	36.5%	42.3%
International wholesale	34.6%	30.2%
Retail	28.9%	27.5%
Total	100.0%	100.0%

As of June 30, 2016, we owned and operated 546 stores, which included 404 domestic retail stores and 142 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first six months of 2016, we opened two domestic concept stores, five domestic outlet stores, 10 domestic warehouse stores, 10 international concept stores, and five international outlet stores. In addition, we closed three domestic concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2016, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 30 to 35 stores during the remainder of the year, and (v) completing our equipment upgrades at our European Distribution Center to increase our capacity and efficiency and to better manage our growth worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net sales	$877,810	100.0%	$800,464	100.0%	$1,856,604	100.0%	$1,568,461	100.0%
Cost of sales	461,556	52.6	425,856	53.2	1,008,198	54.3	861,313	54.9
Gross profit	416,254	47.4	374,608	46.8	848,406	45.7	707,148	45.1
Royalty income	3,307	0.4	3,630	0.4	5,932	0.3	5,512	0.4
	419,561	47.8	378,238	47.2	854,338	46.0	712,660	45.5
Operating expenses:
Selling	75,966	8.7	64,875	8.1	129,844	7.0	113,967	7.3
General and administrative	243,240	27.7	201,021	25.1	485,589	26.1	398,162	25.4
	319,206	36.4	265,896	33.2	615,433	33.1	512,129	32.7
Earnings from operations	100,355	11.4	112,342	14.0	238,905	12.9	200,531	12.8
Interest income	319	—	157	—	585	—	344	—
Interest expense	(1,861)	(0.2)	(3,041)	(0.4)	(3,249)	(0.2)	(5,878)	(0.4)
Other, net	(2,604)	(0.2)	2,990	0.4	175	—	(1,771)	(0.1)
Earnings before income tax expense	96,209	11.0	112,448	14.0	236,416	12.7	193,226	12.3
Income tax expense	12,200	1.4	25,383	3.2	42,768	2.3	44,503	2.8
Net earnings	84,009	9.6	87,065	10.8	193,648	10.4	148,723	9.5
Less: Net earnings attributable to non- controlling interests	9,902	1.2	7,283	0.9	21,929	1.2	12,861	0.8
Net earnings attributable to Skechers U.S.A., Inc.	$74,107	8.4%	$79,782	9.9%	$171,719	9.2%	$135,862	8.7%

THREE MONTHS ENDED June 30, 2016 COMPARED TO THREE MONTHS ENDED June 30, 2015

Net sales

Net sales for the three months ended June 30, 2016 were $877.8 million, an increase of $77.3 million, or 9.7%, as compared to net sales of $800.5 million for the three months ended June 30, 2015. The increase in net sales was primarily attributable to increased sales in our international wholesale and international retail segments from our Women’s Go and Men’s Sport divisions.

Our domestic wholesale net sales decreased $18.1 million, or 5.4%, to $320.5 million for the three months ended June 30, 2016 from $338.6 million for the three months ended June 30, 2015. The decrease in our domestic wholesale segment was attributable to a difficult domestic retail environment combined with a comparison to an extremely strong second quarter of 2015, which resulted in decreased sales in several divisions including Women’s Sport, Men’s U.S.A., and Men’s GO divisions. The average selling price per pair within the domestic wholesale decreased to $22.74 per pair for the three months ended June 30, 2016 compared to $23.48 per pair for the same period last year, which was primarily attributable to lower average selling prices for our Women’s GO, Women’s Active, and Kids products. The decrease in the domestic wholesale segment’s net sales came on a 2.3% unit sales volume decrease to 14.1 million pairs for the three months ended June 30, 2016 from 14.4 million pairs for the same period in 2015.

Our international wholesale segment sales increased $61.5 million, or 25.5%, to $303.4 million for the three months ended June 30, 2016 compared to sales of $241.9 million for the three months ended June 30, 2015. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $59.2 million, or 34.6%, to $230.5 million for the three months ended June 30, 2016 compared to net sales of $171.3 million for the three months ended June 30, 2015. The largest sales increases during the quarter came from our subsidiary in Canada and our joint ventures in China, India, and Southeast Asia, primarily due to increased sales of product from our Women’s and Men’s GO, and Men’s U.S.A. divisions. Our distributor sales increased $2.3 million to $72.9 million for the three months ended June 30, 2016, a 3.2% increase from sales of $70.6 million for the three months ended June 30, 2015. The largest sales increases during the quarter came from sales to our distributors in

Russia, Taiwan, and Turkey from increased sales of products from our Women’s GO, Sport Active, Boys and Girls divisions. These sales increases were partially offset by reduced sales to South Korea.

Our retail segment sales increased $33.9 million to $253.9 million for the three months ended June 30, 2016, a 15.4% increase over sales of $220.0 million for the three months ended June 30, 2015. The increase in retail sales was primarily attributable to increased comparable store sales of 1.5% resulting from increased sales across several key divisions including Women’s and Men’s GO and Women’s and Men’s Sport divisions. During the second quarter of 2016, we opened two domestic concept stores, four domestic outlet stores, five domestic warehouse stores, nine international concept stores, and three international outlet stores. In addition, we closed two domestic concept stores. For the three months ended June 30, 2016, our domestic retail sales increased 8.8% compared to the same period in 2015, which was primarily attributable to a net increase of 38 domestic stores. Our international retail store sales increased 40.5% compared to the same period in 2015, which was primarily attributable to positive comparable international store sales of 9.0% and a net increase of 47 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended June 30, 2016 increased $41.7 million to $416.3 million as compared to $374.6 million for the three months ended June 30, 2015. Gross profit as a percentage of net sales, or gross margins, increased to 47.4% for three-month period ended June 30, 2016 from 46.8% for the same period in the prior year, primarily due to increased gross margins from our international wholesale segment. Our domestic wholesale segment gross profit decreased $10.4 million to $124.7 million for the three months ended June 30, 2016 as compared to $135.1 million for the three months ended June 30, 2015, primarily due to lower average selling prices for our Women’s and Men’s Go and Women’s Sport products combined with a difficult domestic retail environment. Domestic wholesale margins were 38.9% for the three months ended June 30, 2016 compared to 39.9% for the same period in the prior year.

Gross profit for our international wholesale segment increased $35.5 million, or 34.2%, to $139.3 million for the three months ended June 30, 2016 as compared to $103.8 million for the three months ended June 30, 2015. International wholesale gross margins were 45.9% for the three months ended June 30, 2016 compared to 42.9% for the three months ended June 30, 2015. Gross margins for our direct subsidiary sales increased to 52.1% for the three months ended June 30, 2016 compared to 49.3% for the three months ended June 30, 2015, which was primarily attributable to price increases implemented during the year. Gross margins for our distributor sales were 26.4% for the three months ended June 30, 2016 as compared to 27.5% for the three months ended June 30, 2015, which was primarily due to increased sales of Kids shoes which have lower margins.

Gross profit for our retail segment increased $16.5 million, or 12.2%, to $152.3 million for the three months ended June 30, 2016 as compared to $135.8 million for the three months ended June 30, 2015. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 60.0% for the three months ended June 30, 2016 as compared to 61.7% for the three months ended June 30, 2015. Gross margins for our domestic stores, which includes e-commerce, were 62.1% and 63.6% for the three months ended June 30, 2016 and 2015, respectively. Gross margins for our international stores were 53.9% for the three months ended June 30, 2016 as compared to 54.8% for the three months ended June 30, 2015. The decrease in gross margins for the domestic and international retail segments primarily resulted from increased sales of a product mix with slightly lower margins.

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

Selling expenses

Selling expenses increased by $11.1 million, or 17.1%, to $76.0 million for the three months ended June 30, 2016 from $64.9 million for the three months ended June 30, 2015. As a percentage of net sales, selling expenses were 8.7% and 8.1% for the three months ended June 30, 2016 and 2015, respectively. The increase in selling expenses was primarily attributable to higher international advertising expenses of $9.9 million for the three months ended June 30, 2016.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $42.2 million, or 21.0%, to $243.2 million for the three months ended June 30, 2016 from $201.0 million for the three months ended June 30, 2015. As a percentage of sales, general and administrative expenses were 27.7% and 25.1% for the three months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily attributable to approximately $21.9 million related to supporting our international operations due to increased sales volumes and operating 47 new international retail stores and $11.5 million of additional operating expenses attributable to operating 38 new domestic retail stores since June 30, 2015. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $3.9 million to $43.6 million for the three months ended June 30, 2016 as compared to $39.7 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased international sales volumes.

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

Other income (expense)

Interest income was $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. Interest expense decreased by $1.1 million to $1.9 million for the three months ended June 30, 2016 compared to $3.0 million for the same period in 2015. The decrease was primarily attributable to decreased interest paid on our distribution center loans. Interest expense was also incurred on amounts owed to our foreign manufacturers. Other expense increased $5.6 million to $2.6 million for the three months ended June 30, 2016 as compared to other income of $3.0 million for the same period in 2015. The increase in other expense was primarily attributable to foreign currency exchange loss of $2.1 million for the three months ended June 30, 2016, as compared to a foreign currency exchange gain of $2.9 million for the three months ended June 30, 2015. This increased foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended June 30, 2016 and 2015 were as follows (in thousands, except the effective tax rate):

	Three Months Ended June 30,
	2016	2015
Income tax expense	$12,200	$25,383
Effective tax rate	12.7%	22.6%

The tax provision for the three months ended June 30, 2016 and 2015 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate for the remainder of 2016 to be between 17% and 22%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended June 30, 2016, the decrease in the effective tax rate was primarily attributable to an increase in the amount of projected foreign earnings for our China operations relative to projected domestic earnings as compared to the same period in the prior year.

As of June 30, 2016, we had approximately $628.8 million in cash and cash equivalents, of which $332.0 million, or 52.8%, was held outside the U.S. Of the $332.0 million held by our foreign subsidiaries, approximately $70.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended June 30, 2016 increased $2.6 million to $9.9 million as compared to $7.3 million for the same period in 2015 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

SIX MONTHS ENDED June 30, 2016 COMPARED TO SIX MONTHS ENDED June 30, 2015

Net sales

Net sales for the six months ended June 30, 2016 were $1.857 billion, an increase of $288.1 million, or 18.4%, as compared to net sales of $1.568 billion for the six months ended June 30, 2015. The increase in net sales was broad-based across our domestic wholesale, international wholesale and retail segments, primarily from increased sales by our international subsidiaries for our Women’s GO, Women’s Sport and Men’s Sport divisions.

Our domestic wholesale net sales increased $20.8 million, or 3.2%, to $680.8 million for the six months ended June 30, 2016 from $660.0 million for the six months ended June 30, 2015. The increase in our domestic wholesale segment was attributable to increased sales in our Women’s and Men’s GO, and Women’s and Men’s Sport divisions. The average selling price per pair within the domestic wholesale segment decreased to $22.80 per pair for the six months ended June 30, 2016 from $23.17 per pair for the same period last year, which was attributable to a variation in product mix with sales of more products with lower average selling prices due to a difficult domestic retail environment. The increase in the domestic wholesale segment’s net sales came on a 4.8% unit sales volume increase to 29.9 million pairs for the six months ended June 30, 2016 from 28.5 million pairs for the same period in 2015.

Our international wholesale segment sales increased $196.1 million, or 37.2%, to $723.5 million for the six months ended June 30, 2016 compared to sales of $527.4 million for the six months ended June 30, 2015. Direct subsidiary sales increased $188.2 million, or 48.1%, to $579.4 million for the six months ended June 30, 2016 compared to net sales of $391.2 million for the six months ended June 30, 2015. The largest sales increases during the period came from our subsidiaries in the United Kingdom, Canada and our joint venture in China, primarily due to increased sales of product from our Women’s and Men’s Sport, and Women’s and Men’s GO divisions. Our distributor sales increased $7.9 million to $144.1 million for the six months ended June 30, 2016, a 5.8% increase from sales of $136.2 million for the six months ended June 30, 2015. The largest sales increases during the period came from sales to our distributors in the UAE, Scandinavia, Russia, and South Africa, and were primarily driven by increased sales of product from our Women’s GO, Men’s Sport, Men’s U.S.A., and Kids divisions. Our retail segment sales increased $71.4 million to $452.4 million for the six months ended June 30, 2016, an 18.7% increase over sales of $381.0 million for the six months ended June 30, 2015. The increase in retail sales was primarily attributable to increased comparable store sales of 4.9% resulting from increased sales of product from our Women’s GO, Women’s and Men’s Sport, and Kids divisions. During the six months ended June 30, 2016, we opened two domestic concept stores, five domestic outlet stores, 10 domestic warehouse stores, 10 international concept stores, five international outlet stores; we closed three domestic concept stores. For the six months ended June 30, 2016, our domestic retail sales increased 11.6% compared to the same period in 2015, which was primarily attributable to positive comparable domestic store sales of 3.3% and a net increase of 38 domestic stores during the six months ended June 30, 2016. Our international retail store sales increased 47.7%, which was primarily attributable to positive comparable international store sales of 12.1% and a net increase of 47 international stores when compared to the prior year period.

Gross profit

Gross profit for the six months ended June 30, 2016 increased $141.3 million to $848.4 million as compared to $707.1 million for the six months ended June 30, 2015. Gross profit as a percentage of net sales, or gross margin, increased to 45.7% for the six months ended June 30, 2016 from 45.1% for the same period in the prior year. Our domestic wholesale segment gross profit increased $4.4 million, or 1.7%, to $265.2 million for the six months ended June 30, 2016 compared to $260.8 million for the six months ended June 30, 2015, primarily attributable to increased sales. Domestic wholesale margins decreased to 39.0% for the six months ended

June 30, 2016 from 39.5% for the same period in the prior year. The decrease in domestic wholesale margins was attributable to increased sales of our Women’s Active, Women’s GO and Men’s Sport, which had lower average selling prices and margins.

Gross profit for our international wholesale segment increased $98.2 million, or 45.2%, to $315.3 million for the six months ended June 30, 2016 compared to $217.1 million for the six months ended June 30, 2015. International wholesale gross margins were 43.6% for the six months ended June 30, 2016 compared to 41.2% for the six months ended June 30, 2015. Gross margins for our direct subsidiary sales increased to 47.8% for the six months ended June 30, 2016 as compared to 46.1% for the six months ended June 30, 2015, which was primarily attributable to price increases when compared to the prior year period. Gross margins for our distributor sales were 26.5% for the six months ended June 30, 2016 as compared to 27.1% for the six months ended June 30, 2015 primarily due to increased sales of our Kids products.

Gross profit for our retail segment increased $38.7 million, or 16.9%, to $267.9 million for the six months ended June 30, 2016 as compared to $229.2 million for the six months ended June 30, 2015. Gross margins for all company-owned domestic and international stores were 59.2% for the six months ended June 30, 2016 as compared to 60.2% for the six months ended June 30, 2015. Gross margins for our domestic stores were 61.4% for the six months ended June 30, 2016 as compared to 61.8% for the six months ended June 30, 2015. The decrease is domestic retail gross margins was primarily attributable to lower margin product mix. Gross margins for our international stores were 52.4% and 53.6% for the six months ended June 30, 2016 and 2015, respectively. The decrease in retail gross margins was primarily attributable to lower margins in our international stores resulting from the effect of foreign currency exchange rates due to a strengthening U.S. dollar during the period.

Selling expenses

Selling expenses increased by $15.8 million, or 13.9%, to $129.8 million for the six months ended June 30, 2016 from $114.0 million for the six months ended June 30, 2015. As a percentage of net sales, selling expenses were 7.0% and 7.3% for the six months ended June 30, 2016 and 2015, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $15.0 million to support our international growth for the six months ended June 30, 2016.

General and administrative expenses

General and administrative expenses increased by $87.4 million, or 22.0%, to $485.6 million for the six months ended June 30, 2016 from $398.2 million for the six months ended June 30, 2015. As a percentage of sales, general and administrative expenses were 26.2% and 25.4% for the six months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily attributable to $47.0 million related to supporting our international operations due to increased sales volumes and operating 47 new international retail stores and $24.9 million of additional operating expenses attributable to operating 38 new domestic retail stores since June 30, 2015. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $8.8 million to $97.3 million for the six months ended June 30, 2016 from $88.5 million for the six months ended June 30, 2015. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

Other income (expense)

Interest income was $0.6 million and $0.3 million for each of the six months ended June 30, 2016 and 2015, respectively. Interest expense decreased $2.7 million to $3.2 million for the six months ended June 30, 2016 compared to $5.9 million for the same period in 2015. The decrease was primarily attributable to decreased interest paid on our domestic distribution center equipment loans. Interest expense was also incurred on amounts owed to our foreign manufacturers. Other income increased $2.0 million to $0.2 million for the six months ended June 30, 2016 as compared to other expense of $1.8 million for the same period in 2015 due to reduced foreign currency exchange losses.

Income taxes

Income tax expense and the effective tax rate for the six months ended June 30, 2016 and 2015 were as follows (in thousands, except the effective tax rate):

	Six Months Ended June 30,
	2016	2015
Income tax expense	$42,768	$44,503
Effective tax rate	18.1%	23.0%

The tax provision for the six months ended June 30, 2016 and 2015 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate for the remainder of 2016 to be between 17% and 22%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the six months ended June 30, 2016, the decrease in the effective tax rate was primarily due to an increase in the amount of projected foreign earnings for our China operations relative to projected domestic earnings as compared to the same period in the prior year.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the six months ended June 30, 2016 increased $9.0 million to $21.9 million as compared to $12.9 million for the same period in 2015 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at June 30, 2016 was $1.2 billion, an increase of $0.2 billion from working capital of $1.0 billion at December 31, 2015. Our cash and cash equivalents at June 30, 2016 was $628.8 million, compared to $508.0 million at December 31, 2015. The increase in cash and cash equivalents of $120.8 million, after consideration of the effect of exchange rates, was the result of our net earnings of $193.6 million and cash flows from accounts payable of $54.2 million offset by cash flows from accounts receivable of $130.7 million due to increased revenues and capital expenditures of $55.0 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the six months ended June 30, 2016, net cash provided by operating activities was $182.3 million as compared to $86.9 million for the six months ended June 30, 2015. The $95.4 million increase in cash flows provided by operating activities for the six months ended June 30, 2016, primarily resulted from an increase in net earnings of $44.9 million, an increase in cash flows from inventory of $53.0 million, and an increase in cash flows from accounts receivable of $36.3 million, which were partially offset by a decrease in cash flows from accrued expenses of $27.5 million and a decrease in cash flows from accounts payable of $21.5 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Investing Activities

Net cash used in investing activities was $57.1 million for the six months ended June 30, 2016 as compared to $35.1 million for the six months ended June 30, 2015. The increase in net cash used in investing activities for the six months ended June 30, 2016 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $22.0 million. Capital expenditures primarily consisted of $23.0 million for new store openings and remodels, $7.0 million paid for a corporate property purchase for future development, and $8.0 million paid for equipment costs for increased automation at our European Distribution Center. This was compared to capital expenditures of $33.0 million for the six months ended June 30, 2015, of which $19.9 million consisted of new store openings and remodels and $11.1 million for equipment upgrade costs for our European Distribution Center. Excluding the costs of upgrading our European Distribution Center, we expect our capital expenditures for the remainder of 2016 to be approximately $17.0 million to $22.0 million, which includes opening an additional 30 to 35 retail stores and several store remodels. In addition, we are still in the process of upgrading the equipment for our European Distribution Center and estimate the cost of this equipment upgrade to be approximately $31.5 million, of which approximately $23.9 million has been incurred as of June 30, 2016. We expect to complete the upgrade of the European Distribution Center by the end of 2016 and will fund this upgrade and all our capital expenditures through existing cash balances and cash from operations.

Financing Activities

Net cash used in financing activities was $6.4 million during the six months ended June 30, 2016 compared to net cash used by financing activities of $3.1 million during the six months ended June 30, 2015. The increase in cash used in financing activities for the six months ended June 30, 2016 as compared to the same period in the prior year is primarily attributable to increased payments on long-term debt of $9.2 million which was offset by an increase in proceeds from short-term borrowings of $3.7 million.

Sources of Liquidity

On December 29, 2010, we entered into a Master Loan and Security agreement (the “Master Agreement”), by and between us and Banc of America Leasing & Capital, LLC, and an Equipment Security Note (together with the Master Agreement, the “Loan Documents”), by and among us, Banc of America Leasing & Capital, LLC, and Bank of Utah, as agent (“Agent”). We used the proceeds to refinance certain equipment already purchased and to purchase new equipment for use in our Rancho Belago distribution center. Borrowings made pursuant to the Master Agreement may be in the form of one or more equipment security notes (each a “Note,” and, collectively, the “Notes”) up to a maximum limit of $80.0 million and each for a term of 60 months. The Note entered into on the same date as the Master Agreement represented a borrowing of approximately $39.3 million (the “First Note”). Interest accrued at a fixed rate of 3.54% per annum on the First Note. We made the final payment on the First Note on December 29, 2015. On June 30, 2011, we entered into another Note for approximately $36.3 million (the “Second Note”). Interest accrued at a fixed rate of 3.19% per annum on the Second Note. We made the final payment on the Second Note on June 29, 2016. We paid commitment fees of $0.8 million on the Notes, which were amortized to interest expense over the five-year life of the Notes.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of June 30, 2016, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of June 30, 2016, is related to our joint venture in India.

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

On August 11, 2015, the JV through HF-T1 entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification. As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii)

pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We were in compliance with all debt covenant provisions related to the Amended Loan Agreement as of the date of this quarterly report. We had $68.8 million outstanding under the Amended Loan Agreement, of which $1.5 million and $67.3 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of June 30, 2016.

As of June 30, 2016, outstanding short-term and long-term borrowings were $73.1 million, of which $69.8 million relates to loans for our domestic distribution center. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through August 31, 2017. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, costs associated with upgrading the equipment in our European Distribution Center, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2016.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for our annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. We are currently evaluating the impact of this ASU on our consolidated financial statements; however at the current time we do not know what impact the adoption will have on our consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016‑09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements; however at the current time we do not know what impact the adoption of ASU 2016-09 will have on our consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”),” which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09, for our annual and interim periods beginning January 1, 2018. We are currently evaluating the impact of these ASU’s on our consolidated financial statements; however at the current time we do not know what impact the adoption of these ASU’s will have on our consolidated financial statements, financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet, which will increase lessees’ reported assets and liabilities. ASU 2016-02 is effective for our annual and interim reporting periods beginning January 1, 2019. ASU 2016-02 mandates a modified retrospective transition method. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements; however, at the current time we do not know what impact the adoption of ASU 2016-02 will have on our consolidated financial statements, financial condition or results of operations.

In November 2015, the FASB issued ASU No. 2015‑17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets are classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. In the first quarter of 2016, we early adopted ASU 2015-17 on a retrospective basis. For all periods presented, deferred income taxes are reported as “Deferred tax assets” or “Deferred tax liabilities” on the condensed consolidated balance sheets. Prior to adoption, we reported deferred income taxes in either “Deferred tax assets,” “Other assets,” or “Other long-term liabilities” on the condensed consolidated balance sheets, depending on whether the net current deferred income taxes and net non-current deferred income taxes were in an asset or liability position. The change in presentation as of December 31, 2015 resulted in a reduction of current deferred tax assets and non-current deferred tax liabilities, and an increase of non-current deferred tax assets. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements, financial condition or results of operations.

In July 2015, the FASB issued ASU No 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-

out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2015-11 on our consolidated financial statements; however, we do not expect that the adoption of ASU 2015-11 will have an impact on our consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For our annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. We are currently evaluating the impact of ASC 606 on our consolidated financial statements; however at the current time we do not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2015 and the first six months of 2016, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of June 30, 2016, we have $3.3 million and $68.8 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by less than $0.1 million for the quarter ended June 30, 2016. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2016. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances. As of June 30, 2016, there was $0.1 million outstanding under this credit facility and $68.8 million outstanding on our domestic distribution center loan.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of June 30, 2016 to hedge the cash flows on our $68.8 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $68.8 million at June 30, 2016. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $6.9 million and a cumulative foreign currency translation loss of $2.7 million for the six months ended June 30, 2016 and 2015, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2016 would have reduced the values of our net investments by approximately $18.9 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 1,137 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. Skechers has resolved 485 personal injury claims in the MDL proceedings, comprised of 94 that were filed as formal actions and 391 that were submitted by plaintiff fact sheets. Skechers has also settled 1,328 claims in principle—1,097 filed cases and 231 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but two personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

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

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and BOBS Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toe’s and Bob’s canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse is expected to appeal to the United States Court of Appeals for the Federal Circuit. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Brian Nicklaus v. Skechers USA, Inc. et al. — On July 27, 2015, a former employee named Brian Nicklaus filed an action against our company in the Superior Court of California, County of Los Angeles, Case No. BC589344, alleging age discrimination, wrongful termination, and retaliation, among other causes of actions, and seeking compensatory damages, punitive and exemplary damages and attorneys’ fees. Skechers believes it has meritorious defenses, vehemently denies the allegations and intends to defend this case vigorously.  This matter has been settled and the settlement did not have a material adverse impact on our operations or financial position.

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

Nike, Inc., v. Skechers USA, Inc. — On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board for inter partes review of all eight design patents, seeking to invalidate those patents.  On May 20, 2016, the district court stayed the litigation until October 31, 2016 pending the outcome of Skechers’ petitions for inter partes review.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Shen Ko Tseng v. Skechers USA, Inc. – On April 8, 2016, Shen Ko Tseng filed an action against our company in the United States District Court for the Northern District of California, San Francisco Division, Case 3:16-cv-01860-VC, alleging that certain of our children’s lighted footwear styles infringe one of his patents. The complaint seeks, among other things, injunctive relief, damages (including treble damages), costs and attorneys’ fees. On April 25, 2016, Tseng amended his complaint, alleging certain additional children’s lighted footwear styles of ours infringed a second patent of his.  While it is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

adidas America, Inc. and adidas AG v. Skechers USA, Inc. – On July 11, 2016, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-01400-AC, alleging that certain of our children’s styles (Boys’ Mega Flex and Boys’ Mega Blade)  infringe two of adidas’ patents.  The complaint seeks, among other things, injunctive relief and damages (including treble damages).  On July 28, 2016, adidas filed a motion for a preliminary injunction, asking the Court to preliminarily restrain Skechers from importing, manufacturing, distributing, advertising, selling, or offering for sale any of the accused styles.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the six months ended June 30, 2016 and 2015, our net sales to our five largest customers accounted for approximately 12.7% and 16.3% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during the six months ended June 30, 2016 and 2015. No customer accounted for more than 10.0% of outstanding accounts receivable balance at June 30, 2016. As of December 31, 2015, one customer accounted for 10.6% of trade receivables. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2016 and 2015, the top five manufacturers of our manufactured products produced approximately 55.5% and 58.2% of our total purchases, respectively. One manufacturer accounted for 25.6% of total purchases for the six months ended June 30, 2016, and the same manufacturer accounted for 33.5% of total purchases for the same period in 2015. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

One Principal Stockholder Is Able To Substantially Control All Matters Requiring Approval By Our Stockholders And Another Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of June 30, 2016, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 75.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 11.0% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 34.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2016, Mr. Greenberg beneficially owned 48.8% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 56.7% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 22.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to substantially control, and Mr. Schwartzberg is able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over, our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: August 5, 2016	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer