Form 10-Q
period 2016-09-30
SKECHERS USA INC
filed 2016-11-04
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2016: 133,330,987.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2016: 24,545,188.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$665,291	$507,991
Trade accounts receivable, less allowances of $34,817 in 2016 and $24,260 in 2015	426,084	343,930
Other receivables	19,224	18,661
Total receivables	445,308	362,591
Inventories	523,345	620,247
Prepaid expenses and other current assets	60,480	57,363
Total current assets	1,694,424	1,548,192
Property, plant and equipment, net	470,137	435,907
Deferred tax assets	17,748	17,825
Other assets, net	45,001	37,954
Total non-current assets	532,886	491,686
TOTAL ASSETS	$2,227,310	$2,039,878
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,779	$15,653
Short-term borrowings	5,116	59
Accounts payable	383,530	473,983
Accrued expenses	72,354	87,318
Total current liabilities	462,779	577,013
Long-term borrowings, excluding current installments	67,606	68,942
Deferred tax liabilities	9,224	8,507
Other long-term liabilities	12,897	9,682
Total non-current liabilities	89,727	87,131
Total liabilities	552,506	664,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 129,701 and 127,324 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	130	127
Class B convertible common stock, $0.001 par value; 75,000 shares authorized; 24,545 and 26,278 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	24	26
Additional paid-in capital	410,820	386,156
Accumulated other comprehensive loss	(19,040)	(26,305)
Retained earnings	1,204,381	967,552
Skechers U.S.A., Inc. equity	1,596,315	1,327,556
Noncontrolling interests	78,489	48,178
Total stockholders' equity	1,674,804	1,375,734
TOTAL LIABILITIES AND EQUITY	$2,227,310	$2,039,878

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$942,417	$856,179	$2,799,021	$2,424,640
Cost of sales	512,439	469,173	1,520,637	1,330,486
Gross profit	429,978	387,006	1,278,384	1,094,154
Royalty income	2,970	2,312	8,902	7,824
	432,948	389,318	1,287,286	1,101,978
Operating expenses:
Selling	67,782	63,685	197,627	177,652
General and administrative	261,815	230,048	747,403	628,210
	329,597	293,733	945,030	805,862
Earnings from operations	103,351	95,585	342,256	296,116
Other income (expense):
Interest income	348	149	933	493
Interest expense	(1,296)	(2,652)	(4,545)	(8,530)
Other, net	(1,485)	(3,409)	(1,310)	(5,180)
Total other expense	(2,433)	(5,912)	(4,922)	(13,217)
Earnings before income tax expense	100,918	89,673	337,334	282,899
Income tax expense	24,376	15,839	67,144	60,342
Net earnings	76,542	73,834	270,190	222,557
Less: Net earnings attributable to non-controlling interests	11,432	7,232	33,361	20,093
Net earnings attributable to Skechers U.S.A., Inc.	$65,110	$66,602	$236,829	$202,464
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.42	$0.44	$1.54	$1.33
Diluted	$0.42	$0.43	$1.53	$1.31
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	154,211	152,895	154,006	152,677
Diluted	155,203	154,477	154,999	154,073

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$76,542	$73,834	$270,190	$222,557
Other comprehensive income, net of tax:
Net unrealized loss on derivative instrument	—	(1,737)	—	(1,737)
Gain (loss) on foreign currency translation adjustment	117	(9,158)	6,453	(12,037)
Comprehensive income	76,659	62,939	276,643	208,783
Less: Comprehensive income attributable to non-controlling interests	11,224	5,118	32,550	17,770
Comprehensive income attributable to Skechers U.S.A., Inc.	$65,435	$57,821	$244,093	$191,013

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$270,190	$222,557
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	47,648	42,467
Amortization of other assets	9,554	793
Provision for bad debts and returns	12,253	5,489
Non-cash share-based compensation	17,118	13,547
Deferred income taxes	789	2,362
Loss on non-current assets	916	561
Net foreign currency adjustments	988	—
(Increase) decrease in assets:
Receivables	(93,710)	(151,003)
Inventories	100,378	(53,488)
Prepaid expenses and other current assets	(10,696)	(14,650)
Other assets	(4,708)	(9,866)
Increase (decrease) in liabilities:
Accounts payable	(92,581)	60,332
Accrued expenses	(18,417)	37,254
Other long-term liabilities	3,216	2,808
Net cash provided by operating activities	242,938	159,163
Cash flows from investing activities:
Capital expenditures	(80,751)	(58,199)
Intangible asset additions	—	(59)
Purchases of investments	(3,485)	(3,369)
Proceeds from sales of investments	170	144
Net cash used in investing activities	(84,066)	(61,483)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	2,928	2,238
Payments on long-term debt	(15,210)	(16,537)
Proceeds from long-term debt	—	762
Proceeds from (payments on) short-term borrowings	5,027	(1,751)
Excess tax benefits from share-based compensation	4,620	3,420
Distributions to non-controlling interests of consolidated entity	(7,945)	(37,090)
Contributions from non-controlling interests of consolidated entity	5,707	485
Net cash used in financing activities	(4,874)	(48,473)
Net increase in cash and cash equivalents	153,998	49,207
Effect of exchange rates on cash and cash equivalents	3,302	(5,213)
Cash and cash equivalents at beginning of the period	507,991	466,685
Cash and cash equivalents at end of the period	$665,291	$510,679

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,168	$7,295
Income taxes, net	44,890	59,698

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

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

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016.

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

The carrying amount of the Company’s short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 2). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of September 30, 2016 and December 31, 2015, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities on the Company’s condensed consolidated balance sheets.

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

Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Related costs paid to third-party shipping companies are recorded as a cost of sales. The Company recognizes revenue from retail sales at the point of sale. Sales and value added taxes collected from retail customers are excluded from reported revenues. Generally, wholesale customers do not have the right to return goods, the Company periodically decides to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded.

Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned. The first calculated royalty payment is based on actual sales of the licensed product or, in some cases, minimum royalty payments. Typically, at each quarter-end, the Company receives correspondence from licensees indicating actual sales for the period, which is used to calculate and accrue the related royalties currently receivable based on the terms of the agreement.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) which eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively adopted as of the earliest date practicable. ASU 2016-15 is effective for the Company’s annual and interim reporting periods beginning January 1, 2018. The Company is currently evaluating the impact of this ASU; however at the current time the Company does not know what impact the adoption will have on its consolidated financial statements, financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of this ASU; however at the current time the Company does not know what impact the adoption will have on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09; however at the current time the Company does not expect that the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements, financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet, which will increase lessees’ reported assets and liabilities. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning January 1, 2019. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the impact of ASU 2016-02; however at the current time the Company does not know what impact the adoption of ASU 2016-02 will have on its consolidated financial statements, financial condition or results of operations.

In July 2015, the FASB issued ASU No 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2015-11; however the Company does not expect that the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net): Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815),” which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. The Company is currently evaluating the impact of these ASU’s; however at the current time the Company does not know what impact the adoption of these ASU’s will have on its consolidated financial statements, financial condition or results of operations.

(2)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company and its subsidiaries had $1.9 million and $4.0 million of outstanding letters of credit as of September 30, 2016 and December 31, 2015, respectively, and approximately $5.1 million and $0.1 million in short-term borrowings as of September 30, 2016 and December 31, 2015, respectively.

Long-term borrowings at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	2016	2015
Note payable to banks, due in monthly installments of $121.3 (includes principal and interest), variable-rate interest at 2.52% per annum, secured by property, balloon payment of $62,843 due August 2020	$68,423	$69,515
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 paid in June 2016	—	13,886
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed- rate interest at 5.24% per annum, maturity date of July 2019	962	1,194
Subtotal	69,385	84,595
Less current installments	1,779	15,653
Total long-term borrowings	$67,606	$68,942

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions, and financial covenants of its long-term borrowings as of September 30, 2016 and December 31, 2015.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in Other Assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of September 30, 2016 and December 31, 2015, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of September 30, 2016, is related to the Company’s joint venture in India.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and its joint-venture partner HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a prepayment on the Original Loan based on the Company’s 50% equity interest in the JV. The prepayment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap effectively modifies interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate of 4.08% for the term of the New Loan, thus reducing the impact of interest-rate changes on future interest payments. Pursuant to the terms of the JV, HF is responsible for the related interest expense payments on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense paid related to the New Loan has been included in the Company’s equity within non-controlling interests. The Company’s objectives in using an interest rate derivative are to add stability to interest payments and to manage exposure to interest rate movements. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company entered into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 30, 2016, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

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

During the three months ended September 30, 2016, no shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2016, 1,733,270 shares of Class B common stock were converted into shares of Class A common stock. During the three and nine months ended September 30, 2015, 1,908,000 and 5,131,296 shares of Class B common stock, respectively, were converted into shares of Class A common stock.

The following table reconciles equity attributable to noncontrolling interests (in thousands):

	Nine Months Ended September 30,
	2016	2015
Non-controlling interests, beginning of period	$48,178	$58,858
Net earnings attributable to non-controlling interests	33,361	20,093
Foreign currency translation adjustment	(812)	(2,323)
Capital contributions from non-controlling interests	5,707	485
Capital distributions to non-controlling interests	(7,945)	(37,090)
Non-controlling interests, end of period	$78,489	$40,023

(4)	NON-CONTROLLING INTERESTS

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

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	September 30, 2016	December 31, 2015
Current assets	$1,183	$2,111
Non-current assets	109,983	113,928
Total assets	$111,166	$116,039

Current liabilities	$2,916	$2,461
Non-current liabilities	68,616	69,951
Total liabilities	$71,532	$72,412

Distribution joint ventures (1)	September 30, 2016	December 31, 2015
Current assets	$266,391	$154,060
Non-current assets	44,008	34,782
Total assets	$310,399	$188,842

Current liabilities	$122,248	$68,198
Non-current liabilities	64	62
Total liabilities	$122,312	$68,260

(1)

Distribution joint ventures include Skechers China Limited, Skechers Footwear Ltd. (Israel), Skechers Retail India Private Limited, Skechers South Asia Private Limited, Skechers Southeast Asia Limited, and Skechers Thailand Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings attributable to non-controlling interests	$11,432	$7,232	$33,361	$20,093
Distributions to:
HF Logistics-SKX, LLC	1,015	34,740	3,131	36,640
Skechers China Limited	—	—	3,083	450
Skechers Southeast Asia Limited	1,280	—	1,280	—
Skechers Hong Kong Limited	451	—	451	—
Contributions from:
India distribution joint ventures	38	—	2,943	485
Skechers Footwear Ltd. (Israel)	2,764	—	2,764	—

(5)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per share	2016	2015	2016	2015
Net earnings attributable to Skechers U.S.A., Inc.	$65,110	$66,602	$236,829	$202,464
Weighted average common shares outstanding	154,211	152,895	154,006	152,677
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.42	$0.44	$1.54	$1.33

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per share	2016	2015	2016	2015
Net earnings attributable to Skechers U.S.A., Inc.	$65,110	$66,602	$236,829	$202,464

Weighted average common shares outstanding	154,211	152,895	154,006	152,677
Dilutive effect of nonvested shares	992	1,582	993	1,396
Weighted average common shares outstanding	155,203	154,477	154,999	154,073

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.42	$0.43	$1.53	$1.31

(6)	STOCK COMPENSATION

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $6.2 million and $4.7 million for the three months ended September 30, 2016 and 2015, respectively. Share-based compensation expense was $17.1 million and $13.5 million for the nine months ended September 30, 2016 and 2015, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Incentive Award Plan (the “2007 Plan”), as of and for the nine months ended September 30, 2016 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2015	2,725,500	$15.77
Granted	1,434,000	31.75
Vested	(527,502)	10.73
Cancelled	(12,000)	17.47
Nonvested at September 30, 2016	3,619,998	22.83

As of September 30, 2016, there was $62.5 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.2 years.

(7)	INCOME TAXES

Income tax expense and the effective tax rate for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except the effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax expense	$24,376	$15,839	$67,144	$60,342
Effective tax rate	24.2%	17.7%	19.9%	21.3%

The tax provisions for the three and nine months ended September 30, 2016 and 2015 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate for the remainder of 2016 to be between 18% and 23%, which is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended September 30, 2016, the increase in the effective tax rate was primarily due to a difference in the amount of projected foreign earnings (loss) relative to projected domestic earnings as compared to the same period in the prior year. For the nine months ended September 30, 2016, the decrease in the effective tax rate was primarily due to a difference in the amount of projected foreign earnings (loss) relative to projected domestic earnings as compared to the same period in the prior year.

As of September 30, 2016, the Company had approximately $665.3 million in cash and cash equivalents, of which $345.0 million, or 51.9%, was held outside the U.S. Of the $345.0 million held by the Company’s foreign subsidiaries, approximately $33.4 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

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

The Company generates the majority of its sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $202.5 million and $180.2 million before allowances for bad debts, sales returns and chargebacks at September 30, 2016 and December 31, 2015, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $258.4 million and $188.0 million before allowance for bad debts, sales returns and chargebacks at September 30, 2016 and December 31, 2015, respectively. The Company’s credit losses attributable to write-offs for the three months ended September 30, 2016 and 2015 were $1.3 million and $1.5 million, respectively. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2016 and 2015 were $5.2 million and $2.2 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $985.9 million and $773.5 million at September 30, 2016 and December 31, 2015, respectively.

The Company’s net sales to its five largest customers accounted for approximately 10.3% and 13.4% of total net sales for the three months ended September 30, 2016 and 2015, respectively. The Company’s net sales to its five largest customers accounted for approximately 11.7% and 15.1% of total net sales for the nine months ended September 30, 2016 and 2015, respectively. No customer accounted for more than 10.0% of the Company’s net sales during the three and nine months ended September 30, 2016 and 2015. No customer accounted for more than 10.0% of trade receivables at September 30, 2016. As of December 31, 2015, one customer accounted for 10.6% of trade receivables.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Manufacturer #1	19.0%	41.2%	23.8%	41.4%
Manufacturer #2	9.5%	8.4%	10.0%	7.6%
Manufacturer #3	8.3%	3.5%	9.5%	4.9%
Manufacturer #4	4.2%	3.3%	5.0%	3.4%
Manufacturer #5	4.0%	3.3%	3.9%	3.1%
	45.0%	59.7%	52.2%	60.4%

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

The Company has three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. Management evaluates segment performance based primarily on net sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins, identifiable assets and additions to property and equipment for the domestic wholesale, international wholesale, retail sales segments on a combined basis were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
Domestic wholesale	$290,030	$300,114	$970,798	$960,089
International wholesale	377,988	319,551	1,101,455	846,994
Retail	274,399	236,514	726,768	617,557
Total	$942,417	$856,179	$2,799,021	$2,424,640

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross profit:
Domestic wholesale	$108,155	$113,748	$373,326	$374,541
International wholesale	164,676	132,460	479,983	349,608
Retail	157,147	140,798	425,075	370,005
Total	$429,978	$387,006	$1,278,384	$1,094,154

	September 30, 2016	December 31, 2015
Identifiable assets:
Domestic wholesale	$1,058,832	$1,086,554
International wholesale	891,742	713,424
Retail	276,736	239,900
Total	$2,227,310	$2,039,878

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Additions to property, plant and equipment:
Domestic wholesale	$2,800	$7,609	$14,033	$17,025
International wholesale	10,904	3,750	32,578	12,276
Retail	12,013	13,836	34,140	28,898
Total	$25,717	$25,195	$80,751	$58,199

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales (1):
United States	$491,123	$486,168	$1,513,261	$1,452,036
Canada	39,306	32,663	110,807	83,546
Other international (2)	411,988	337,348	1,174,953	889,058
Total	$942,417	$856,179	$2,799,021	$2,424,640

	September 30, 2016	December 31, 2015
Property, plant and equipment, net:
United States	$361,147	$356,704
Canada	10,216	8,447
Other international (2)	98,774	70,756
Total	$470,137	$435,907

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

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the three and nine months ended September 30, 2016, the Company made contributions of $250,000 and $750,000, respectively, to the Foundation. During the three and nine months ended September 30, 2015, the Company did not make any contributions to the Foundation.

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

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. The Company has resolved 485 personal injury claims in the MDL proceedings, comprised of 94 that were filed as formal actions and 391 that were submitted by plaintiff fact sheets. The Company has also settled 1,287 claims in principle—1,061 filed cases and 226 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 37 personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Thirty-five actions brought on behalf of a total of 476 plaintiffs have been settled and dismissed. The Company has also settled in principle the claims of 389 plaintiffs from 31 actions pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by the Company. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by the Company. Thus, taking into account both consummated settlements and cases subject to the settlement program, only 14 lawsuits on behalf of a total of 26 plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those fourteen remaining cases. No trial dates have been set.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Eleven of those actions have been resolved and dismissed. The last remaining action in a state court other than California was filed in Missouri on January 4, 2016 on behalf of a single plaintiff. The Company has not yet been served in that action.

With respect to the global settlement programs referenced above, the personal injury cases in the MDL and LASC Coordinated Cases and in other state courts were largely solicited and handled by the same plaintiffs law firms. Accordingly, mediations to discuss potential resolution of the various lawsuits brought by these firms were held on May 18, June 18, and July 24, 2015. At the conclusion of those mediations, the parties reached an agreement in principle on a global settlement program that is expected to resolve all or substantially all of the claims by persons represented by those firms. A master settlement agreement was executed as of March 24, 2016 and the parties are in the process of completing individual settlements. To the extent that the settlements with individual claimants are not finalized or otherwise consummated such that the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. The settlements have been reached for business purposes in order to end the distraction of litigation, and the Company continues to believe it has meritorious defenses and intend to defend any remaining cases vigorously. In addition, it is too early to predict whether there will be future personal injury cases filed which are not covered by the global settlement program, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of the Company’s alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including the Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, The Company responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and BOBS Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toe’s and Bob’s canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark.  Converse has appealed this decision to the United States Court of Appeals for the Federal Circuit. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intend to defend these legal matters vigorously.

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2016, nor is it possible to estimate what litigation-related costs will be in the future.

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

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•	global economic, political and market conditions including the difficult consumer retail market in the United States and the uncertainty of the European and Asian markets;
•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•	our ability to sustain, manage and forecast our costs and proper inventory levels;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
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

FINANCIAL OVERVIEW

Our net sales for the three months ended September 30, 2016 were $942.4 million, an increase of $86.2 million, or 10.1%, as compared to net sales of $856.2 million for the three months ended September 30, 2015, which was primarily attributable to increased sales across our international subsidiary and retail businesses which were offset by reduced domestic wholesale sales. Gross margins increased slightly to 45.6% for the three months ended September 30, 2016 from 45.2% for the same period in the prior year, primarily from increased margins in our international subsidiaries due to price increases implemented during the year. Net earnings attributable to Skechers U.S.A., Inc. were $65.1 million for the three months ended September 30, 2016, a decrease of $1.5 million, or 2.2%, compared to net earnings of $66.6 million in the prior-year period. Diluted net earnings per share attributable to Skechers

U.S.A., Inc. for the three months ended September 30, 2016 were $0.42 which reflected a 2.3% decrease from the $0.43 diluted earnings per share reported in the same prior-year period. The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2016 was primarily due to increased selling expenses of $4.1 million, increased general and administrative expenses of $31.8 million, of which $16.3 million was used to operate 61 new domestic and international retail stores and $9.8 million was to support our growth in China, and increased income tax expense of $8.5 million, which were partially offset by $43.0 million in increased gross profit. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended September 30,
	2016	2015
Percentage of revenues by segment:
Domestic wholesale	30.8%	35.1%
International wholesale	40.1%	37.3%
Retail	29.1%	27.6%
Total	100.0%	100.0%

As of September 30, 2016, we owned and operated 556 stores, which included 406 domestic retail stores and 150 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first nine months of 2016, we opened three domestic concept stores, five domestic outlet stores, 12 domestic warehouse stores, 15 international concept stores, and eight international outlet stores. In addition, we closed four domestic concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2016, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 15 to 20 stores during the remainder of the year, and (v) completing our equipment upgrades at our European Distribution Center to increase our capacity and efficiency and to better manage our growth worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net sales	$942,417	100.0%	$856,179	100.0%	$2,799,021	100.0%	$2,424,640	100.0%
Cost of sales	512,439	54.4	469,173	54.8	1,520,637	54.3	1,330,486	54.9
Gross profit	429,978	45.6	387,006	45.2	1,278,384	45.7	1,094,154	45.1
Royalty income	2,970	0.3	2,312	0.3	8,902	0.3	7,824	0.3
	432,948	45.9	389,318	45.5	1,287,286	46.0	1,101,978	45.4
Operating expenses:
Selling	67,782	7.2	63,685	7.4	197,627	7.1	177,652	7.3
General and administrative	261,815	27.8	230,048	26.9	747,403	26.7	628,210	25.9
	329,597	35.0	293,733	34.3	945,030	33.8	805,862	33.2
Earnings from operations	103,351	10.9	95,585	11.2	342,256	12.2	296,116	12.2
Interest income	348	—	149	—	933	—	493	—
Interest expense	(1,296)	(0.1)	(2,652)	(0.3)	(4,545)	(0.1)	(8,530)	(0.3)
Other, net	(1,485)	(0.1)	(3,409)	(0.4)	(1,310)	—	(5,180)	(0.2)
Earnings before income tax expense	100,918	10.7	89,673	10.5	337,334	12.1	282,899	11.7
Income tax expense	24,376	2.6	15,839	1.9	67,144	2.4	60,342	2.5
Net earnings	76,542	8.1	73,834	8.6	270,190	9.7	222,557	9.2
Less: Net earnings attributable to non-controlling interests	11,432	1.2	7,232	0.8	33,361	1.2	20,093	0.8
Net earnings attributable to Skechers U.S.A., Inc.	$65,110	6.9%	$66,602	7.8%	$236,829	8.5%	$202,464	8.4%

THREE MONTHS ENDED September 30, 2016 COMPARED TO THREE MONTHS ENDED September 30, 2015

Net sales

Net sales for the three months ended September 30, 2016 were $942.4 million, an increase of $86.2 million, or 10.1%, as compared to net sales of $856.2 million for the three months ended September 30, 2015. The increase in net sales was primarily attributable to increased sales in our international subsidiaries and international retail businesses from our Women’s Go and Men’s Sport divisions.

Our domestic wholesale net sales decreased $10.1 million, or 3.4%, to $290.0 million for the three months ended September 30, 2016 from $300.1 million for the three months ended September 30, 2015. The decrease in our domestic wholesale segment was attributable to lower average selling prices due to a difficult domestic retail environment combined with a comparison to an extremely strong third quarter of 2015, which resulted in decreased sales in several divisions including Women’s Active, Men’s U.S.A., and Kids’ divisions compared to the same prior year period. The average selling price per pair within the domestic wholesale decreased to $23.58 per pair for the three months ended September 30, 2016 compared to $24.55 per pair for the same period last year, which was primarily attributable to lower average selling prices for our Women’s GO, Women’s Active, and Kids products. The decrease in the domestic wholesale segment’s net sales came on a 0.6% unit sales volume increase to 12.3 million pairs for the three months ended September 30, 2016 from 12.2 million pairs for the same period in 2015.

Our international wholesale segment sales increased $58.4 million, or 18.3%, to $378.0 million for the three months ended September 30, 2016 compared to sales of $319.6 million for the three months ended September 30, 2015. Our international wholesale sales consist of direct subsidiary sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $77.2 million, or 35.4%, to $295.7 million for the three months ended September 30, 2016 compared to net sales of $218.5 million for the three months ended September 30, 2015. The largest sales increases during the quarter came from our subsidiaries in Canada and Japan and our joint ventures in China and India, primarily due to increased sales of product from our Women’s GO, Men’s Sport, and Kids’ divisions. Our distributor sales decreased $18.8 million to $82.3 million for the three months ended September 30, 2016, an 18.6%

decrease from sales of $101.1 million for the three months ended September 30, 2015. The decrease was due to decreased sales to our distributors in the United Arab Emirates (“UAE”) partially offset by increased sales to Indonesia, Russia, and Taiwan. The decrease was also due a decrease in sales to Israel and South Korea, which we have or are in the process of transitioning to joint ventures.

Our retail segment sales increased $37.9 million to $274.4 million for the three months ended September 30, 2016, a 16.0% increase over sales of $236.5 million for the three months ended September 30, 2015. The increase in retail sales was primarily attributable to operating an additional net 61 stores and increased comparable store sales of 3.2% resulting from increased sales across several key divisions, including Women’s GO, Women’s and Men’s Sport, and Kids’ divisions. During the third quarter of 2016, we opened one domestic concept store, two domestic warehouse stores, five international concept stores, and three international outlet stores. In addition, we closed one domestic concept store. For the three months ended September 30, 2016, our domestic retail sales increased 8.1% compared to the same period in 2015, which was primarily attributable to a net increase of 29 domestic stores. Our international retail store sales increased 45.3% compared to the same period in 2015, which was primarily attributable to positive comparable international store sales of 12.7% and a net increase of 32 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended September 30, 2016 increased $43.0 million to $430.0 million as compared to $387.0 million for the three months ended September 30, 2015. Gross profit as a percentage of net sales, or gross margins, slightly increased to 45.6% for three-month period ended September 30, 2016 from 45.2% for the same period in the prior year, primarily due to increased gross margins from our international subsidiaries. Our domestic wholesale segment gross profit decreased $5.5 million to $108.2 million for the three months ended September 30, 2016 as compared to $113.7 million for the three months ended September 30, 2015, primarily due to lower average selling prices for our Women’s Active, Women’s Go, and Kids’ products combined with a difficult domestic retail environment. Domestic wholesale margins were 37.3% for the three months ended September 30, 2016 compared to 37.9% for the same period in the prior year.

Gross profit for our international wholesale segment increased $32.2 million, or 24.3%, to $164.7 million for the three months ended September 30, 2016 as compared to $132.5 million for the three months ended September 30, 2015. International wholesale gross margins were 43.6% for the three months ended September 30, 2016 compared to 41.5% for the three months ended September 30, 2015. Gross margins for our direct subsidiary sales increased to 48.6% for the three months ended September 30, 2016 compared to 46.7% for the three months ended September 30, 2015, which was primarily attributable to price increases implemented during the year. Gross margins for our distributor sales were 25.5% for the three months ended September 30, 2016 as compared to 30.2% for the three months ended September 30, 2015, which was primarily due to an increased sales mix of lower margin products.

Gross profit for our retail segment increased $16.3 million, or 11.6%, to $157.1 million for the three months ended September 30, 2016 as compared to $140.8 million for the three months ended September 30, 2015. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 57.3% for the three months ended September 30, 2016 as compared to 59.5% for the three months ended September 30, 2015. Gross margins for our domestic stores, which include e-commerce, were 59.8% and 61.7% for the three months ended September 30, 2016 and 2015, respectively. Gross margins for our international stores were 50.5% for the three months ended September 30, 2016 as compared to 51.5% for the three months ended September 30, 2015. The decrease in gross margins for the domestic and international retail segments primarily resulted from increased sales of a product mix with slightly lower margins.

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

Selling expenses

Selling expenses increased by $4.1 million, or 6.4%, to $67.8 million for the three months ended September 30, 2016 from $63.7 million for the three months ended September 30, 2015. As a percentage of net sales, selling expenses were 7.2% and 7.4% for the three months ended September 30, 2016 and 2015, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $5.4 million for the three months ended September 30, 2016 compared to the same period in 2015.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $31.8 million, or 13.8%, to $261.8 million for the three months ended September 30, 2016 from $230.0 million for the three months ended September 30, 2015. As a percentage of sales, general and administrative expenses were 27.8% and 26.9% for the three months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily attributable to approximately $20.2 million related to supporting our international operations due to increased sales volumes, and $9.6 million and $6.7 million of additional operating expenses attributable to operating 32 new international and 29 new domestic retail stores, respectively, since September 30, 2015. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $3.9 million to $49.0 million for the three months ended September 30, 2016 as compared to $45.1 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased international sales volume.

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

Other income (expense)

Interest income was $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Interest expense decreased by $1.4 million to $1.3 million for the three months ended September 30, 2016 compared to $2.7 million for the same period in 2015. The decrease was primarily attributable to decreased interest paid on our distribution center loans. Interest expense was also incurred on amounts owed to our foreign manufacturers. Other expense decreased $1.9 million to $1.5 million for the three months ended September 30, 2016 as compared to $3.4 million for the same period in 2015. The decrease in other expense was primarily attributable to foreign currency exchange loss of $1.1 million for the three months ended September 30, 2016, as compared to $2.6 million for the three months ended September 30, 2015. This decreased foreign currency exchange loss was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended September 30, 2016 and 2015 were as follows (in thousands, except the effective tax rate):

	Three Months Ended September 30,
	2016	2015
Income tax expense	$24,376	$15,839
Effective tax rate	24.2%	17.7%

The tax provisions for the three months ended September 30, 2016 and 2015 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate for the remainder of 2016 to be between 18% and 23%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended September 30, 2016, the increase in the effective tax rate was primarily attributable to a difference in the amount of projected foreign earnings (loss) relative to projected domestic earnings as compared to the same period in the prior year.

As of September 30, 2016, we had approximately $665.3 million in cash and cash equivalents, of which $345.0 million, or 51.9%, was held outside the U.S. Of the $345.0 million held by our foreign subsidiaries, approximately $33.4 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended September 30, 2016 increased $4.2 million to $11.4 million as compared to $7.2 million for the same period in 2015 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

NINE MONTHS ENDED September 30, 2016 COMPARED TO NINE MONTHS ENDED September 30, 2015

Net sales

Net sales for the nine months ended September 30, 2016 were $2.799 billion, an increase of $374.4 million, or 15.4%, as compared to net sales of $2.425 billion for the nine months ended September 30, 2015. The increase in net sales was across our domestic wholesale, international wholesale, and retail segments, primarily from increased sales by our international subsidiaries for our Women’s GO and Men’s Sport divisions.

Our domestic wholesale net sales increased $10.7 million, or 1.1%, to $970.8 million for the nine months ended September 30, 2016 from $960.1 million for the nine months ended September 30, 2015. The increase in our domestic wholesale segment was attributable to increased sales in our Men’s Sport, Cali, and Work divisions. The average selling price per pair within the domestic wholesale segment decreased to $23.03 per pair for the nine months ended September 30, 2016 from $23.59 per pair for the same period last year, which was attributable to a variation in product mix with sales of more products with lower average selling prices due to a difficult domestic retail environment. The increase in the domestic wholesale segment’s net sales came on a 3.6% unit sales volume increase to 42.2 million pairs for the nine months ended September 30, 2016 from 40.7 million pairs for the same period in 2015.

Our international wholesale segment sales increased $254.5 million, or 30.0%, to $1.101 billion for the nine months ended September 30, 2016 compared to sales of $847.0 million for the nine months ended September 30, 2015. Direct subsidiary sales increased $265.5 million, or 43.5%, to $875.1 million for the nine months ended September 30, 2016 compared to net sales of $609.6 million for the nine months ended September 30, 2015. The largest sales increases during the period came from our subsidiaries in the United Kingdom and Canada and our joint venture in China, primarily due to increased sales of product from our Women’s and Men’s Sport, and Women’s and Men’s GO divisions. Our distributor sales decreased $11.0 million to $226.4 million for the nine months ended September 30, 2016, a 4.6% decrease from sales of $237.4 million for the nine months ended September 30, 2015. The decrease was primarily due to decreased sales to our Israel and South Korea distributors, which have or are in the process of converting to joint ventures, partially offset by increased sales to our distributors in Russia and Scandinavia.

Our retail segment sales increased $109.2 million to $726.8 million for the nine months ended September 30, 2016, a 17.7% increase over sales of $617.6 million for the nine months ended September 30, 2015. The increase in retail sales was primarily attributable to increased comparable store sales of 4.2% resulting from increased sales of product from our Women’s GO, Women’s and Men’s Sport, and Kids divisions. During the nine months ended September 30, 2016, we opened three domestic concept stores, five domestic outlet stores, 12 domestic warehouse stores, 15 international concept stores, eight international outlet stores; we closed four domestic concept stores. For the nine months ended September 30, 2016, our domestic retail sales increased 10.3% compared to the same period in 2015, which was primarily attributable to positive comparable domestic store sales of 2.4% and a net increase of 29 domestic stores during the nine months ended September 30, 2016. Our international retail store sales increased 46.7%, which was primarily attributable to positive comparable international store sales of 12.3% and a net increase of 32 international stores when compared to the prior year period.

Gross profit

Gross profit for the nine months ended September 30, 2016 increased $184.2 million to $1.278 billion as compared to $1.094 billion for the nine months ended September 30, 2015. Gross profit as a percentage of net sales, or gross margin, increased to 45.7% for the nine months ended September 30, 2016 from 45.1% for the same period in the prior year. Our domestic wholesale segment gross profit decreased slightly by $1.2 million, or 0.3%, to $373.3 million for the nine months ended September 30, 2016 compared to $374.5 million for the nine months ended September 30, 2015, primarily attributable to slightly lower average selling prices. Domestic wholesale margins decreased slightly to 38.5% for the nine months ended September 30, 2016 from 39.0% for the same period in the prior year.

Gross profit for our international wholesale segment increased $130.4 million, or 37.3%, to $480.0 million for the nine months ended September 30, 2016 compared to $349.6 million for the nine months ended September 30, 2015. International wholesale gross margins were 43.6% for the nine months ended September 30, 2016 compared to 41.3% for the nine months ended September 30, 2015. Gross margins for our direct subsidiary sales increased to 48.1% for the nine months ended September 30, 2016 as compared to 46.3% for the nine months ended September 30, 2015, which was primarily attributable to price increases when compared to the prior year period. Gross margins for our distributor sales were 26.1% for the nine months ended September 30, 2016 as compared to 28.4% for the nine months ended September 30, 2015 primarily due to an increased sales mix of lower margin products.

Gross profit for our retail segment increased $55.0 million, or 14.9%, to $425.1 million for the nine months ended September 30, 2016 as compared to $370.1 million for the nine months ended September 30, 2015. Gross margins for all company-owned domestic and international stores and our e-commerce business were 58.5% for the nine months ended September 30, 2016 as compared to 59.9% for the nine months ended September 30, 2015. Gross margins for our domestic stores were 60.8% for the nine months ended September 30, 2016 as compared to 61.7% for the nine months ended September 30, 2015. The decrease in domestic retail gross margins was primarily attributable to lower margin product mix and a difficult U.S. retail market. Gross margins for our international stores were 51.6% and 52.8% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in international retail gross margins was primarily attributable to the effect of foreign currency exchange rates due to a strengthening U.S. dollar during the period.

Selling expenses

Selling expenses increased by $19.9 million, or 11.2%, to $197.6 million for the nine months ended September 30, 2016 from $177.7 million for the nine months ended September 30, 2015. As a percentage of net sales, selling expenses were 7.1% and 7.3% for the nine months ended September 30, 2016 and 2015, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $25.3 million to support our global growth for the nine months ended September 30, 2016.

General and administrative expenses

General and administrative expenses increased by $119.2 million, or 19.0%, to $747.4 million for the nine months ended September 30, 2016 from $628.2 million for the nine months ended September 30, 2015. As a percentage of sales, general and administrative expenses were 26.7% and 25.9% for the nine months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily attributable to $51.0 million related to supporting our international operations due to increased sales volumes, $27.4 million and $31.6 million of additional operating expenses attributable to operating 32 new international and 29 new domestic retail stores, respectively, since September 30, 2015. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $12.9 million to $146.4 million for the nine months ended September 30, 2016 from $133.5 million for the nine months ended September 30, 2015. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

Other income (expense)

Interest income was $0.9 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense decreased $4.0 million to $4.5 million for the nine months ended September 30, 2016 compared to $8.5 million for the same period in 2015. The decrease was primarily attributable to decreased interest paid on our domestic distribution center equipment loans. Interest expense was also incurred on amounts owed to our foreign manufacturers. Other expense decreased $3.9 million to $1.3 million for the nine months ended September 30, 2016 as compared to other expense of $5.2 million for the same period in 2015 due to reduced foreign currency exchange losses.

Income taxes

Income tax expense and the effective tax rate for the nine months ended September 30, 2016 and 2015 were as follows (in thousands, except the effective tax rate):

	Nine Months Ended September 30,
	2016	2015
Income tax expense	$67,144	$60,342
Effective tax rate	19.9%	21.3%

The tax provisions for the nine months ended September 30, 2016 and 2015 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate for the remainder of 2016 to be between 18% and 23%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the nine months ended September 30, 2016, the decrease in the effective tax rate was primarily due to a difference in the amount of projected foreign earnings (loss) relative to projected domestic earnings as compared to the same period in the prior year.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the nine months ended September 30, 2016 increased $13.3 million to $33.4 million as compared to $20.1 million for the same period in 2015 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at September 30, 2016 was $1.2 billion, an increase of $0.2 billion from working capital of $1.0 billion at December 31, 2015. Our cash and cash equivalents at September 30, 2016 was $665.3 million, compared to $508.0 million at December 31, 2015. The increase in cash and cash equivalents of $157.3 million, after consideration of the effect of exchange rates, was the result of our net earnings of $270.2 million and cash flows from reducing inventories by $100.4 million offset by increased accounts receivable of $93.7 million due to increased revenues and reductions in accounts payable of $92.6 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $242.9 million as compared to $159.2 million for the nine months ended September 30, 2015. The $83.7 million increase in cash flows provided by operating activities for the nine months ended September 30, 2016, primarily resulted from an increase in net earnings of $47.6 million, an increase in cash flows from inventory of $153.9 million, and an increase in cash flows from accounts receivable of $57.3 million, which were partially offset by a decrease in cash flows from accounts payable of $152.9 million and a decrease in cash flows from accrued expenses of $55.7 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Investing Activities

Net cash used in investing activities was $84.1 million for the nine months ended September 30, 2016 as compared to $61.5 million for the nine months ended September 30, 2015. The increase in net cash used in investing activities for the nine months ended September 30, 2016 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $22.6 million. Capital expenditures primarily consisted of $35.9 million for new store openings and remodels, $7.0 million paid for a corporate property purchase for future development, and $13.5 million paid for equipment costs for increased automation at our European Distribution Center. This was compared to capital expenditures of $58.2 million for the nine months ended September 30, 2015, of which $36.9 million consisted of new store openings and remodels and $11.8 million for equipment upgrade costs for our European Distribution Center. Excluding the costs of upgrading our European Distribution Center, we expect our capital expenditures for the remainder of 2016 to be approximately $5 million to $10 million, which includes opening an additional 15 to 20 retail stores and several store remodels. In addition, we are still in the process of upgrading the equipment for our European Distribution Center and estimate the cost of this equipment upgrade to be approximately $31.5 million, of which approximately $29.2 million has been incurred as of September 30, 2016. We expect to complete the upgrade of the European Distribution Center by the end of 2016 and will fund this upgrade and all our capital expenditures through existing cash balances and cash from operations.

Financing Activities

Net cash used in financing activities was $4.9 million during the nine months ended September 30, 2016 compared to net cash used by financing activities of $48.5 million during the nine months ended September 30, 2015. The decrease in cash used in financing activities for the nine months ended September 30, 2016 as compared to the same period in the prior year is primarily attributable to decreased distributions to non-controlling interests of $29.1 million, increased short-term borrowings of $6.8 million, and increased contributions from non-controlling interests of $5.2 million.

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

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of September 30, 2016, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of September 30, 2016, is related to our joint venture in India.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $68.4 million outstanding under the Amended Loan Agreement, of which $1.5 million and $66.9 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of September 30, 2016.

As of September 30, 2016, outstanding short-term and long-term borrowings were $74.5 million, of which $69.4 million relates to loans for our domestic distribution center. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through November 30, 2017. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, costs associated with upgrading the equipment in our European Distribution Center, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2016.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) which eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. ASU 2016-15 is effective for our annual and interim reporting periods beginning January 1, 2018. We are currently evaluating the impact of this ASU; however at the current time we do not know what impact the adoption will have on our consolidated financial statements, financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for our annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. We are currently evaluating the impact of this ASU on our consolidated financial statements; however at the current time we do not know what impact the adoption will have on our consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016‑09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for our annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements; however at the current time we do not expect that the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements, financial condition or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For our annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting,” which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09, for our annual and interim periods beginning January 1, 2018. We are currently evaluating the impact of these ASU’s on our consolidated financial statements; however at the current time we do not know what impact the adoption of these ASU’s will have on our consolidated financial statements, financial condition or results of operations.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2015 and the first nine months of 2016, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of September 30, 2016, we have $5.1 million and $68.4 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by less than $0.1 million for the quarter ended September 30, 2016. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2016. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances. As of September 30, 2016, there was $0.1 million outstanding under this credit facility and $68.4 million outstanding on our domestic distribution center loan.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of September 30, 2016 to hedge the cash flows on our $68.4 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $68.4 million at September 30, 2016. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $7.3 million and a cumulative foreign currency translation loss of $9.7 million for the nine months ended September 30, 2016 and 2015, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2016 would have reduced the values of our net investments by approximately $19.7 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding and 414 additional individuals have submitted claims by plaintiff fact sheets. Skechers has resolved 485 personal injury claims in the MDL proceedings, comprised of 94 that were filed as formal actions and 391 that were submitted by plaintiff fact sheets. Skechers has also settled 1,287 claims in principle—1,061 filed cases and 226 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 37 personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by our company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Thirty-five actions brought on behalf of a total of 476 plaintiffs have been settled and dismissed. We have also settled in principle the claims of 389 plaintiffs from 31 actions pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by us. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by us. Thus, taking into account both consummated settlements and cases subject to the settlement program, only 14 lawsuits on behalf of a total of 26 plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those fourteen remaining cases. No trial dates have been set.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Eleven of those actions have been resolved and dismissed. The last remaining action in a state court other than California was filed in Missouri on January 4, 2016 on behalf of a single plaintiff. We have not yet been served in that action.

With respect to the global settlement programs referenced above, the personal injury cases in the MDL and LASC Coordinated Cases and in other state courts were largely solicited and handled by the same plaintiffs law firms. Accordingly, mediations to discuss potential resolution of the various lawsuits brought by these firms were held on May 18, June 18, and July 24, 2015. At the conclusion of those mediations, the parties reached an agreement in principle on a global settlement program that is expected to resolve all or substantially all of the claims by persons represented by those firms. A master settlement agreement was executed as of March 24, 2016 and the parties are in the process of completing individual settlements.  To the extent that the settlements with individual claimants are not finalized or otherwise consummated such that the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. The settlements have been reached for business purposes in order to end the distraction of litigation, and we continue to believe we have meritorious defenses and intend to defend any remaining cases vigorously. In addition, it is too early to predict whether there will be future personal injury cases filed which are not covered by the global settlement program, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued

products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and BOBS Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toe’s and Bob’s canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse has appealed this decision to the United States Court of Appeals for the Federal Circuit. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

adidas America, Inc., et. al v. Skechers USA, Inc. — On September 14, 2015, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:15-cv-1741, alleging that three Skechers shoe styles (Skechers Onix, Skechers Relaxed Fit Cross Court TR, and Skechers Relaxed Fit – Supernova Style) infringe adidas’ trademarks and/or trade dress rights. adidas asserts claims under federal and state law for trademark and trade dress infringement, unfair competition, trademark and trade dress dilution, unfair and deceptive trade practices, and breach of a settlement agreement entered into between the parties in 1995. adidas seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble, enhanced and punitive damages), and attorneys’ fees. On September 14, 2015, adidas filed a motion for preliminary injunction in which it sought to preliminarily restrain us from manufacturing, distributing, advertising, selling, or offering for sale any footwear (a) that is confusingly similar to adidas’ STAN SMITH Trade Dress, (b) bearing stripes in a manner that is confusingly similar to adidas’ Three-Stripe Mark, or (c) under adidas’ SUPERNOVA Mark. We opposed adidas’ motion. A hearing on adidas’ motion was held on December 15, 2015. On February 12, 2016, the Court issued a preliminary injunction prohibiting us from selling two styles from our vast footwear collection and from using the word “Supernova” in connection with a third style.  The company has filed an appeal of the Court’s preliminary injunction with the United States Court of Appeals for the Ninth Circuit.  Trial is set for May 1, 2017.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc., v. Skechers USA, Inc. — On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board for inter partes review of all eight design patents, seeking to invalidate those patents.  On May 20, 2016, the district court stayed the litigation pending the outcome of Skechers’ petitions for inter partes review, which stay is expected to remain in place until at least November 28, 2016.  On September 29, 2016, the Patent Trial and Appeal Board denied institution of inter partes review of five of the eight design patents.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

Karey Teng v. Skechers USA, Inc. et al. — On August 1, 2016, a former employee named Karey Teng filed an action against our company in the Superior Court of California, County of Los Angeles, Case No. YC071483, alleging harassment, national original and racial discrimination, failure to investigate and prevent harassment, retaliation, wrongful termination and constructive discharge, intentional and negligent infliction of emotional distress, among other causes of actions, and seeking special, general and consequential damages, punitive and exemplary damages, and attorneys’ fees. Skechers believes it has meritorious defenses, vehemently denies the allegations and intends to defend this case vigorously.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2016 and 2015, our net sales to our five largest customers accounted for approximately 11.7% and 15.1% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during the nine months ended September 30, 2016 and 2015. No customer accounted for more than 10.0% of outstanding accounts receivable balance at September 30, 2016. As of December 31, 2015, one customer accounted for 10.6% of trade receivables. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2016 and 2015, the top five manufacturers of our manufactured products produced approximately 52.2% and 60.4% of our total purchases, respectively. One manufacturer accounted for 23.8% of total purchases for the nine months ended September 30, 2016, and the same manufacturer accounted for 41.4% of total purchases for the same period in 2015. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of September 30, 2016, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 75.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 11.0% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 34.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2016, Mr. Greenberg beneficially owned 48.8% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 56.7% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 22.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to substantially control, and Mr. Schwartzberg is able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over, our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: November 4, 2016	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer