Form 10-K
period 2016-12-31
SKECHERS USA INC
filed 2017-03-01
CIK 1065837

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $4.0 billion based upon the closing price of $29.72 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2017: 133,771,430.

The number of shares of Class B Common Stock outstanding as of February 15, 2017: 24,545,188.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2017 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

Skechers U.S.A., INC. and subsidiaries

table of contents TO ANNUAL REPORT ON form 10-k

for the year ended december 31, 2016

This annual report includes our trademarks including Skechers®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, You by Skechers™, ®, ®, ®, Skechers Cali™, Relaxed Fit®, Skecher Street™, D’Lites®, Skechers Memory Foam™, Skech-Air®, BOBS®, Energy Lights™, Hot Lights® and Twinkle Toes®, each of which is our property. This report contains additional trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

SPECIAL NOTE ON Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2017 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:

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

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under the Skechers GO brand name. Our footwear reflects a combination of style, comfort, quality and value that appeals to a broad range of consumers. Our brands are sold through department and specialty stores, athletic and independent retailers, boutiques and internet retailers. In addition to wholesale distribution, our footwear is available at our e-commerce websites and our own retail stores. As of February 1, 2017, we owned and operated 117 concept stores, 163 factory outlet stores and 134 warehouse outlet stores in the United States, and 101 concept stores, 51 factory outlet stores, and 5 warehouse outlet stores internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our strong product lines, innovative advertising and diversified distribution channels.

We seek to offer consumers a vast array of stylish and comfortable footwear that satisfies their active, casual, dress casual and athletic footwear needs. Our core consumers are style-conscious men and women attracted to our relevant brand image, fashion-forward designs and affordable product, as well as athletes and fitness enthusiasts attracted to our performance footwear. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic.

We believe that brand recognition is an important element for success in the footwear business. We have aggressively marketed our brands through comprehensive marketing campaigns for men, women and children. During 2016, our Skechers brand was supported by print, television, digital and outdoor campaigns for men and women; animated and live action kids’ television campaigns featuring our own action heroes and characters; marathons and other events for Skechers Performance and BOBS from Skechers divisions; and print, television, online and outdoor campaigns featuring our brand ambassadors and endorsees. These endorsees included globally-known recording artists Demi Lovato, Ringo Starr and Meghan Trainor; sports legends Sugar Ray Leonard, Pete Rose, Joe Montana, and Ozzie Smith; and television personalities and actresses Brooke Burke-Charvet and Kelly Brook. For the Skechers Performance Division, we also had Olympians Meb, Kara Goucher, and Matt Kuchar; and professional golfers Belen Mozo, Billy Andrade and Colin Montgomerie.

Since 1992, when we introduced our first line, Skechers USA Sport Utility Footwear, we have expanded our product offering and grown our net sales while substantially increasing the breadth and penetration of our account base. Our men’s, women’s and children’s product lines benefit from the Skechers reputation for styling, quality, comfort, innovation and affordability. Our Performance lines benefit from our marketing, product development, manufacturing support, and management expertise. To promote innovation and brand relevance, we manage our product lines separately by utilizing dedicated sales and design teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.

SKECHERS LINES

We offer a wide array of Skechers-branded product lines for men, women and children, many of which have categories that have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support, and are generally sold through department stores, footwear specialty stores, athletic retailers, Skechers retail stores as well as skechers.com and numerous online accounts. Management evaluates segment performance based primarily on net sales and gross margins; however, sales and costs are not allocated to specific product lines.

Lifestyle Brands

Skechers USA. Our Skechers USA category for men and women includes: (i) Dress Casuals and Modern Comfort, (ii) Casuals, (iii) Casual Fusion, and (iv) seasonal sandals and boots. Styles are available in several fits including Classic Fit, Relaxed Fit and Wide Fit.

•

The Dress Casuals category for men is comprised of basic “black and brown” men’s shoes that feature shiny leathers and dress details, but may utilize traditional or lugged outsoles as well as value-oriented materials. The Dress Casuals line, which is also referred to as the Modern Comfort collection for women, is comprised of trend-influenced, stylized boots and shoes, which may include leather uppers, shearling or faux fur lining or trim, and water-resistant materials.

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

•

Our Casual Fusion line is comprised of low-profile, sport-influenced casuals targeted to trend-conscious young men and women. The outsoles are primarily rubber and are sometimes adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh.

•

Our seasonal sandals and boots for men and women are designed with many of our existing and proven outsoles, stylized with basic or core uppers as well as fresh looks. These styles are generally made with quality leather uppers, but may also be in canvas or fabric for sandals, and water-resistant materials, faux fur and sherpa linings for boots.

Skechers Sport. Our Skechers Sport footwear collection for men and women includes: (i) lightweight sport athletic lifestyle products, (ii) classic athletic-inspired styles, (iii) sport sandals and booties, and (iv) retro and fashion. Many Skechers Sport styles are enhanced with comfort features such as Skechers Air-Cooled Memory Foam™ insoles, lightweight designs, flexible outsoles and soft uppers such as bio-engineered mesh, soft knit fabrics and stretchable woven materials. Known for bright, multi-colored and solid basic-colored uppers, Skechers Sport is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Styles are available in several fits including Classic Fit, Relaxed Fit and Wide Fit.

•

Our lightweight sport athletic product is designed with comfort and flexibility in mind. Careful attention is devoted to the cushioning, weight, design and construction by using innovative materials and technologies. Select styles include knit uppers, the Skechers Burst midsole and the Skech-Air outsole. Designed as a versatile, trend-right athletic shoe suitable for all-day wear, the product line features styles in both bright and classic athletic colors.

•

Classic Skechers styles are core-proven looks that continue to be strong performers. With all-day comfort and durable rubber tread, these shoes are intended to be a mainstay of any footwear collection. Many of the designs are in white, black and natural shades, with some athletic accents. The uppers are designed in leather, suede and nubuck.

•

Our sport sandals and booties are primarily designed from existing Skechers Sport outsoles and may include many of the same sport features as our sneakers with the addition of new technologies geared toward making comfortable seasonal footwear.

•

Retro and fashion styles feature throwback fashionable profiles with sport-inspired features and trend-right silhouettes. At the forefront is the D’Lites® collection with iconic Skechers sneaker looks updated with contemporary Skechers Air-Cooled Memory Foam™ insoles for total comfort.

Skechers Active and Skechers Sport Active. A natural companion to Skechers Sport, Skechers Active and Skechers Sport Active have grown from a casual everyday line into two complete lines of sneakers and casual sneakers for active females of all ages. The Skechers Active line, with lace-ups, Mary Janes, sandals and open back styles, is available in a multitude of colors as well as solid white or black, in knits, fabrics, leathers and meshes, and with various closures — traditional laces, zig-zag and cross straps, among others. The Skechers Sport Active line includes low-profile, lightweight, flexible and sporty styles, many of which have Skechers Air-Cooled Memory Foam™.

Skechers Originals. This fashionable sport line is known for its retro profiles and includes cool sneakers with bold colors, prints and metallics, which all contribute to the collection’s throwback vibe. Select Skechers Originals styles are designed with a hidden heel for an added boost in height.  This line is intended to appeal to juniors.

BOBS from Skechers. At the core of the BOBS from Skechers line is its vast collection of colorful, playful as well as basic espadrilles. The line now also includes wedges, vulcanized looks and comfortable faux fur styles for home.  Many styles also include Skechers Memory Foam™.

•

The BOBS classic espadrille collection is designed in basic colors with canvas, tweed, crochet and boiled wool uppers, suede and patterned fabrics. We also have a collection with dog and cat prints for our BOBS for Dogs charitable offering.

•

BOBS’ vulcanized and sport looks have a very youthful and California lifestyle appeal. Primarily designed with canvas uppers but also jersey fabrics, the line features both classic retro looks and fresh colors and materials for a relevant style.

For each pair of specially packaged BOBS from Skechers sold in the United States from September 1, 2015 through August 31, 2018, twenty-five cents is donated to Best Friends to help save the lives of dogs and cats in America’s shelters. Skechers has committed to donating at least $3.0 million dollars to Best Friends Animal Society for the promotion. Skechers also continues to donate new shoes to children in need through the BOBS program for which more than 14 million pairs of new kids’ shoes have been donated, including one million pairs in 2016.  The charitable shoes are primarily donated to charity partner K.I.D.S./Fashion, which then donates the shoes to various reputable charity organizations in the United States and around the world.

Mark Nason. Inspired by 1970’s rock and roll, the Mark Nason Collection originally started in Italy with an exotic offering of boots and accessories. The high-end collection has evolved into an expanded offering of dress, casual and active styles for style-conscious men, with many featuring Premium Relaxed Fit construction and Memory Foam Lux insoles for enhanced comfort. Categories in the Mark Nason Collection include Mark Nason Skechers, a low-profile collection of casuals for everyday wear; Mark Nason Los Angeles, casual sneakers for the active male; and Mark Nason Dress, dress shoes crafted with high-quality leathers and exquisite detailing.

Performance Brands

Skechers Performance. Skechers Performance is a collection of technical footwear designed with a focus on a specific activity to maximize performance and promote natural motion. Developed by the Skechers Performance Division, the footwear utilizes the latest advancements in materials and innovative design, including ultra-lightweight Resalyte or the latest 5GEN midsole compounds for comfort and an outsole that delivers responsive feedback. Limited edition packs with Skechers GOdri all-weather protection or Skechers Nite Owl glow-in-the-dark technology are featured across multiple product lines.

•

Skechers GOrun. Skechers GOrun is a collection of lightweight, flexible running shoes that feature a midfoot strike design for efficient running. Skechers GOrun Ride features similar designs to their GOrun counterparts, with enhanced cushioning for elevated comfort and support. Skechers GOrun Forza offers extra stability on long runs. The Skechers GOmeb collection includes the high-performance racing and training shoes worn by elite marathon runner Meb. These flagship lines, as well as other Skechers GOrun products, are marketed to serious runners and recreational runners alike, and are available in running stores as well as other retailers.

•

Skechers GOwalk. Skechers GOwalk is designed for walking and casual wear, and offers performance features in a comfortable casual slip-on or lace-up sneaker. The product line features a lightweight and flexible design to promote natural foot movement when walking as well as more advanced performance technologies including a high-rebound GogaMax insole, comfortable 5GEN cushioning and Memory Form Fit for a custom-fit experience. Skechers GOwalk Sport adds knitted upper sneaker styles to the collection. Skechers GO FLEX Walk features a unique articulated, segmented flexible outsole that is designed to move with you. Skechers on-the-GO footwear fuses iconic designs and premium materials with Skechers Performance technologies for comfort and style.

•

Skechers GOtrain. Skechers GOtrain is designed for the gym and features a wider forefoot and extended outriggers for maximum stability and control at lateral and medial strike points. This shoe is an all-encompassing trainer that meets the need of intense and rigorous workouts.

•

Skechers GOtrail. The Skechers GOtrail collection features the performance materials and innovations found in our running shoes with rugged designs that can protect against impact during all-terrain runs.

•

Skechers GO GOLF. Skechers GO GOLF is designed for the golf course and offers a zero heel drop design, which keeps feet in a neutral position that is low to the ground to promote a solid foundation while playing golf. A grip outsole helps with traction control and 5GEN cushioning delivers comfort. Styles in the Skechers GO GOLF Pro line, worn by PGA golfer Matt Kuchar and a roster of other golf pros, also offers H2GO Shield waterproof protection and features replaceable softspikes on the outsole.

Skechers Kids

The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes, high-tops, sneakers and sandals, (ii) Skechers’ athletic-inspired sneakers with Memory Foam, (iii) Twinkle Toes and Twinkle Wishes by Skechers, (iv) Skechers Super Z-Strap, (v) Elastika by Skechers, (vi) Lighted footwear, (vii) Mega Flex, and (viii) Game Kicks.

•

The Skechers Kids line is inspired by our many adult styles and includes embellishments or adornments such as fresh colors and fabrics. Some of these styles are also adapted for toddlers with softer, more pliable outsoles and for infants with soft, leather-sole crib shoes. The line’s Fashion Hi-Tops subcategory offers trend-forward high-top looks designed to appeal to fashion-conscious young girls.

•

Skechers’ athletic-inspired collection includes Memory Foam sneakers designed with many of the same meshes, knits and weaves as the company’s adult styles such as Skechers Sport in bright colors and patterns, Skechers GOrun and Skech-Air athletic sneakers which have a unique visible air-cushioned outsole and a gel-infused memory foam insole. The collection is designed to offer the latest comfort innovations and appeal both to younger kids as well as tweens transitioning to adult shoes.

•

Twinkle Toes by Skechers is a line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. Some styles also include lights. The product line is marketed with the character, Twinkle Toes. Twinkle Wishes by Skechers adds a magical light and sound feature that is activated when the toes are tapped together.

•	Skechers Super Z-Strap is a line of athletic-styled sneakers with an easy “z”-shaped closure system. The product line is marketed with the character, Z-Strap.
•	Elastika by Skechers is a line of girls’ sneakers with bungee closures. The product line is marketed with the character, Elastika.
•

Skechers’ lighted collection for boys and girls includes the categories of S-Lights, Hot Lights by Skechers and Energy Lights by Skechers. S-Lights combine patterns of lights on the outsoles and sides of the shoes, while Hot Lights feature lights on the front of the toe to simulate headlights as well as lights on other areas of the shoes. Energy Lights by Skechers is a classic high-top or low-top sneaker with a rechargeable lighted outsole that features seven colors and four light sequences.

•	Mega Flex is a line of athletic sneakers for boys based on a robot character. Styles include fun embellishments like heel springs or an articulated bladed outsole in the Mega Blades collection.
•

Game Kicks for boys and girls are innovative sneakers with a built-in interactive sound and light memory game that kids can play any time they’re wearing the shoes. Some styles include a remote control operating system.

Skechers Kids lines include shoes that are designed as “takedowns” of their adult counterparts, allowing the younger consumers the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market. Each Skechers Kids line is marketed and packaged separately with a distinct shoe box.

Skechers Work

Skechers Work offers a complete line of men’s and women’s casuals such as field boots, hikers and athletic shoes, many of which may also include Skechers Memory Foam™. The Skechers Work line includes athletic-inspired, casual safety toe and non-slip safety toe categories that may feature lightweight aluminum safety toe, electrical hazard and slip-resistant technologies, as well as breathable, seam-sealed waterproof membranes. Designed for men and women working in jobs with certain safety requirements, these durable styles are constructed on high-abrasion, long-wearing soles, and feature breathable lining, oil- and abrasion-resistant outsoles offering all-day comfort and prolonged durability. The Skechers Work line incorporates design elements from other Skechers men’s and women’s lines. The uppers are comprised of high-quality leather, nubuck, trubuck and durabuck. Our safety toe athletic sneakers, boots, hikers and casuals are ideal for environments requiring safety footwear, and offer comfort and safety in dry or wet conditions. Our slip-resistant boots, hikers, athletics, casuals, clogs and comfortable Shape-ups are ideal for the service industry. Our safety toe products have been independently tested and certified to meet ASTM standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip-resistance. Skechers Work is typically sold through department stores, athletic footwear retailers and specialty shoe stores, and is marketed directly to consumers through business-to-business channels.

PRODUCT DESIGN AND DEVELOPMENT

Our principal goal in product design is to generate fresh and innovative footwear in all of our product lines. Targeted to the active, youthful and style-savvy, we design our lifestyle line to be comfortable, fashionable and marketable to the 12- to 24-year-old consumer, with broader appeal to 5- to 50-year olds, and an exclusive selection for infants and toddlers. Designed by the Skechers Performance Division, our performance products are for professional and recreational athletes who want a technical fitness shoe.

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

For disclosure of product design and development costs during the last three fiscal years, see Note 1 - The Company and Summary of Significant Accounting Policies in the consolidated financial statements included in this annual report.

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

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2016, five of our contract manufacturers accounted for approximately 51.0% of total purchases. One manufacturer accounted for 22.9%, and another accounted for 10.1% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services or with the availability of raw materials.

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

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture, through initial production runs, to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through a 359-person staff working from our offices in China and Vietnam. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law), nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation will be paid according to local law, and that the factory is in compliance with local safety regulations.

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

To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe will reach new markets. In 2016, our Skechers lifestyle endorsees included Demi Lovato, Meghan Trainor, Brooke Burke-Charvet, Kelly Brook, Joe Montana, Sugar Ray Leonard, Ozzie Smith, and Ringo Starr. Our Skechers Performance Division 2016 endorsees included elite runner and Olympic medalist Meb and elite runner Kara Goucher, and professional golfers Matt Kuchar (who also medaled at the 2016 Olympics), Belen Mozo, Brooke Henderson, Billy Andrade and Colin Montgomerie. Additionally, several international markets signed local ambassadors for marketing campaigns. In 2016, these ambassadors included Korean pop groups for numerous countries in Asia and local celebrities and athletes in Europe. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

With a targeted approach, our print ads appear in popular fashion, lifestyle and pop culture publications, including Runner's World, Seventeen, Men's Fitness, People, Us Weekly, and OK!, among others. Our advertisements also appear in international magazines around the world.

Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2016, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes, as well as live action commercials that appeal to older kids and tweens. We also have many commercials for our performance lines that feature elite athletes, and for our lifestyle lines that feature musicians, actors and retired athletes. We have found these to be cost-effective ways to advertise on key national and cable programming during high-selling seasons. In 2016, many of our television commercials were translated into multiple languages and aired in numerous markets around the world.

Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, at times we execute outdoor campaigns that may include mall and telephone kiosks, billboards, transportation systems and airports, and the covering of large stadiums and buildings around the world. In many markets these now include LED billboards that broadcast our commercials. In addition, we advertised on perimeter boards at soccer matches and professional sporting events in several European countries, Canada and Mexico. We believe these are effective and efficient ways to reach a broad range of consumers and leave a lasting impression for our brands.

Public Relations/Trend-Influenced Marketing. Our public relations objectives are to accurately position Skechers as a leading footwear brand within the business, general news and trade publications as well as to secure product placement in key fashion and lifestyle magazines and television shows, and place our footwear on the feet of trend-setting celebrities and their families. We have been featured on leading business shows with interviews of our executives discussing the Company’s business strategy and position within the footwear market. We have amassed an array of prominent product placements in leading fashion, lifestyle, sports and pop culture magazines and websites. Additionally, we have partnered with influencers who have both appeared at events and posted on their social media channels about our footwear.

Social Media. With the goal of engaging with consumers, showcasing our product in relatable settings and relaying the latest news, we have built communities on Facebook, Twitter, Instagram, Pinterest and Snapchat in the United States and in countries around the world where our product is sold. The social platforms are divided into Skechers and Skechers Performance sites, as well as a BOBS page to feature our charitable footwear line. The online communities also connect consumers around the world, allowing an easy glimpse into trends and events in other countries. Additionally, many countries also utilize platforms specific to their market, such as Weibo in China.

Promotions and Events. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways and collaborations with national retailers and radio stations. In 2016, we appeared at walks and at numerous marathons in Boston, New York, London, Paris, Santiago and other cities with Skechers Performance-branded booths to allow runners the ability to try on and often buy our products. In 2016, the Skechers Performance Division was the footwear and apparel sponsor for the Houston Marathon, the title sponsor of The Skechers Performance Los Angeles Marathon, and the footwear sponsor for Ironman across Europe. Our products were made available to consumers directly or through key accounts at many of these events. In addition, we partnered with key accounts for BOBS footwear donation events in cities throughout the United States, Puerto Rico and Canada, building both our relationships with these accounts, as well as with the community as we donated footwear to children in need. As part of our BOBS for Dogs charity program we partnered with Best Friends Animal Society, an organization dedicated to saving the lives of dogs and cats, in Strut your Mutt Dog donation events across the country.

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

Trade Shows. To showcase our diverse products to footwear buyers in the United States and Europe and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at FFANY, Platform, The Licensing Show and Outdoor Retailer in the United States; GDS, MICAM, and ISPO in Europe; and many other international shows. Our dynamic, state-of-the-art trade show exhibits showcase our latest product offerings in a setting reflective of each of our brands. By investing in innovative displays and individual rooms showcasing each line, our sales force can present a sales plan for each line and buyers are able to truly understand the breadth and depth of our offerings, thereby optimizing commitments and sales at the retail level.

Digital. In 2016, we launched marketing campaigns on YouTube, developed a performance branded website for the Skechers Performance Los Angeles Marathon, and launched digital campaigns in many international markets to coincide with key selling time periods.  We promote and sell our products through our e-commerce sites in the United States, Chile, Germany, the United Kingdom, and China, among other countries, as well as through non-ecommerce sites in many other countries. Our websites are a venue for dialog and feedback from customers about our products, which enhances the Skechers brand experience while driving sales through all our retail channels.

PRODUCT DISTRIBUTION CHANNELS

We have three reportable segments: domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores and online retailers. Internationally, our products are available through wholesale customers in more than 170 countries and territories via our global network of distributors, in addition to our subsidiaries in Asia, Europe, Canada, Central America and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. In addition, 15 distributors and 45 licensees have opened and operate 490 distributor-owned or -licensed Skechers retail stores and 739 licensee-owned Skechers retail stores, respectively, in over 80 countries as of December 31, 2016.

Domestic Wholesale. We distribute our footwear through the following domestic wholesale distribution channels: department stores, specialty stores, athletic specialty shoe stores, independent retailers, and internet retailers. While department stores and specialty retailers are the largest distribution channels, we believe that we appeal to a variety of wholesale customers, many of whom may operate stores within the same retail location due to our distinct product lines, variety of styles and the price criteria of their specific customers. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing and new customer retail locations.

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

We believe that we have developed a loyal account base through exceptional customer service. We believe that our close relationships with these accounts help us to maximize their retail sell-through. Our marketing teams work with our wholesale customers to ensure that our merchandise and marketing materials are properly presented. Sales executives and merchandise personnel work closely with accounts to ensure that appropriate styles are purchased for specific accounts and for specific stores within those accounts, as well as to ensure that appropriate inventory levels are carried at each store. Such information is then utilized to help develop sales projections and determine the product needs of our wholesale customers. The value-added services we provide our wholesale customers help us maintain strong relationships with our existing wholesale customers and attract potential new wholesale customers.

Retail stores and e-commerce. We pursue our retail store strategy through our three integrated retail formats: concept stores, factory outlet stores and warehouse outlet stores. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. In 2015, we upgraded the technologies in many of our stores, providing visibility to our merchandise in other stores and at our distribution center in order to better serve our customers with an omni-channel approach to sales. We periodically review all of our stores for impairment. We prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 1, 2017, we owned and operated 117 concept stores, 163 factory outlet stores and 134 warehouse outlet stores in the United States, and 101 concept stores, 51 factory outlet stores, and 5 warehouse outlet stores internationally. During 2016, we took over the operations of 3 international concept stores and 11 international outlet stores from our distributor in South Korea. During 2017, we plan to open 70 to 90 new stores.

Our retail stores are supported by our company-owned ecommerce businesses in the United States, United Kingdom, Germany and Chile. These virtual storefronts are designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. These virtual stores provide a convenient, alternative shopping environment and brand experience, and are an additional efficient and effective retail distribution channel, which has improved our customer service. They enable consumers to shop, browse, find store locations, socially interact, post a shoe review, photo, video or question, and immerse themselves in our brands.

•	Concept Stores

Our concept stores are located at marquee street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square (with a second location opened in 2015), 5th Avenue, Union Square, Westfield World Trade Center, and 34th Street, in New York; Powell Street in San Francisco: Hollywood and Highland in Hollywood; Santa Monica’s Third Street Promenade; Ala Moana Center in Hawaii; and Las Vegas’ Grand Canal Shoppes at the Venetian and Fashion Show Mall. International locations include Westfield London and Westfield Stratford in London; Buchanan Street in Glasgow; Princes Street in Edinburgh; Toronto’s Eaton Centre; Vancouver’s Pacific Centre; the Shinsaibashi shopping district of Osaka and Harajuku in Tokyo. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances.

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

Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have 51 international factory outlet stores. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,400 to 9,000 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points.

•	Warehouse Outlet Stores

Our free-standing and inline warehouse outlet stores, which are primarily located throughout the United States and Canada, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores are typically larger than our factory outlet stores and typically range in size from approximately 4,000 to 31,000 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable.

Store count, openings and closings for our domestic, international and consolidated joint venture stores are as follows:

	Number of Store Locations December 31, 2015	Opened during 2016	Closed during 2016	Number of Store Locations December 31, 2016
Domestic stores
Concept	119	4	(6)	117
Factory Outlet	155	8	—	163
Warehouse Outlet	116	18	(1)	133
Domestic stores total	390	30	(7)	413
International stores
Concept	81	21	(1)	101
Factory Outlet	41	10	—	51
Warehouse Outlet	5	—	—	5
International stores total	127	31	(1)	157
Joint venture stores
China Concept	59	12	(3)	68
China Factory Outlet	20	15	(7)	28
Hong Kong Concept	29	9	(1)	37
Hong Kong Outlet	—	3	—	3
India Concept	29	6	(1)	34
India Outlet	1	3	(3)	1
Israel Concept	—	6	—	6
South Korea Concept	—	3	—	3
South Korea Outlet	—	11	—	11
South East Asia Concept	21	2	(4)	19
South East Asia Outlet	—	2	—	2
Joint venture stores total	159	72	(19)	212
Total domestic, international and joint venture stores	676	133	(27)	782

International Wholesale. Our products are sold in more than 170 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our joint ventures in Asia, as well as through our subsidiaries in the Americas, Europe, and Japan; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in select countries and territories across Asia, South America, Africa, the Middle East and Australia; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.

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

To accommodate our European subsidiaries’ operations, we operate a distribution center in Liege, Belgium. During 2015, we completed the third phase of automation upgrades of our European Distribution Center equipment, allowing us to more efficiently receive and ship product to our subsidiaries and retail stores throughout Europe. In 2016, we completed the fourth and fifth expansion phases, bringing our European facility to approximately 1.3 million square-feet. The additional space that we added will consolidate off-site storage facilities into a single on-site location that will further increase efficiencies and offer storage capacity of up to four million pairs of shoes.

Canada

We currently merchandise, market and distribute product in Canada through Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Rancho Belago, California.

South America and Central America

We currently merchandise, market and distribute product in South America and Central America through the following subsidiaries: Skechers Do Brasil Calcados LTDA, with its offices and showrooms located in Sao Paulo, Brazil; Comercializadora Skechers Chile Limitada, with its offices and showrooms located in Santiago, Chile; Skechers Latin America LLC, with its offices and showrooms in Panama City, Panama as well as regional showrooms in Panama, Peru, Colombia and Costa Rica. Our Latin America subsidiary also distributes products in the Caribbean, Ecuador, Guatemala, El Salvador, Honduras and Nicaragua. Product sold in South America and Central America is primarily shipped directly from our contract manufacturers’ factories in China and Vietnam. We have retail stores in key locations such as Santiago, Panama City, Lima and Sao Paulo.

Japan

We currently merchandise, market and distribute product in Japan through our wholly-owned subsidiary, Skechers Japan GK, with its offices and showrooms located in Tokyo, Japan. Product sold in Japan is primarily shipped directly from our contract manufacturers’ factories in China. We have retail stores in key locations such as Osaka and Tokyo.

China and Hong Kong

We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that operate and generate net sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Shanghai, Beijing, Guangzhou, Hong Kong and Macau. These joint ventures are consolidated in our financial statements.

Malaysia and Singapore

We have a 50% interest in a joint venture in Malaysia and Singapore that operates and generates net sales in those countries. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Singapore and Kuala Lumpur. These joint ventures are consolidated in our financial statements.

India

We have a 51% interest in Skechers South Asia Private Limited and Skechers Retail India Private Limited, which are both joint ventures, that operate and generate net sales in India. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Bangalore, Mumbai and New Delhi. These joint ventures are consolidated in our financial statements.

Israel

We have a 51% interest in Skechers Ltd. (Israel), which is a joint venture that operates and generates net sales in Israel. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Jerusalem and Tel Aviv. This joint venture is consolidated in our financial statements.

South Korea

We have a 65% interest in Skechers Korea Co., Ltd., which is a joint venture that operates and generates net sales in South Korea. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Seoul and Busan. This joint venture is consolidated in our financial statements.

•	Distributors and Licensees

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 23 distributors who sell our products to department, athletic and specialty stores in more than 170 countries around the world. As of December 31, 2016, we also had agreements with 15 of these distributors and 45 licensees regarding 490 distributor-owned or -licensed Skechers retail stores and 739 licensee-owned Skechers retail stores, respectively, that are open in over 80 countries. Our distributors and licensees own and operate the following retail stores:

	Number of Store Locations December 31, 2015	Opened during 2016	Closed during 2016	Number of Store Locations December 31, 2016
Distributor and licensee stores
Africa Concept	31	8	(2)	37
Asia Concept	355	269	(23)	601
Asia Factory Outlet	71	99	(13)	157
Australasia Concept	30	18	—	48
Australasia Outlet	11	2	—	13
Central America Concept	3	2	—	5
Europe Concept	94	48	—	142
Europe Factory Outlet	5	3	—	8
Middle East Concept	59	65	(6)	118
Middle East Factory Outlet	3	1	—	4
North America Concept	53	5	—	58
North America Factory Outlet	14	2	—	16
South America Concept	20	4	(2)	22
Total distributor and licensee stores	749	526	(46)	1,229

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

For disclosure of financial information about geographic areas and segment information for our three reportable segments–domestic wholesale sales, international wholesale sales, and retail sales, see Note 17 – Segment and Geographic Reporting in the consolidated financial statements included in this annual report.

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

As of February 1, 2017, we had 27 active domestic and international licensing agreements in which we are the licensor. These include Skechers-branded bags, backpacks and lunch boxes, belts, wallets and headwear, socks, eyewear, fitness, yoga and running accessories, work accessories and watches; Skechers Sport apparel; BOBS from Skechers apparel; and Twinkle Toes dolls, toys backpacks, lunchboxes, do-it-yourself fashion kits and fashion accessories. We have international licensing agreements for the design and distribution of men’s, women’s  and kids’ apparel in Chile, Israel, the Philippines, the United Kingdom and South Korea; socks in France; apparel, socks, bags, backpacks and luggage in Mexico; bags, backpacks, apparel, watches and accessories in Latin America; and watches in the Philippines.

DISTRIBUTION FACILITIES AND OPERATIONS

We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either: (i) to our approximate 1.8 million square-foot distribution center located in Rancho Belago, California, (ii) to our approximate 1.3 million square-foot European Distribution Center (“EDC”) located in Liege, Belgium, (iii) to our company-operated distribution centers or third-party distribution centers in Central America, South America and Asia or (vi) directly from third-party manufacturers to our other international customers and other international third-party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system (“EDI system”) which is linked to some of our larger customers. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.

BACKLOG

As of December 31, 2016 our backlog was $1.37 billion, compared to $1.25 billion as of December 31, 2015. Backlog orders are subject to cancellation by customers, as evidenced by order cancellations that we have experienced in the past, due to a difficult U.S. consumer retail market combined with constantly shifting global footwear trends. For a variety of reasons, including changes in the global economy, worldwide customer demand for our products, the timing of shipments, product mix of customer orders, the amount of in-season orders and a shift towards tighter shipment lead times, our backlog may not be a reliable measure of future sales for any succeeding period.

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

COMPETITION

The global footwear industry is a competitive business. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our casual shoes and utility footwear compete with footwear offered by companies such as Columbia Sportswear Company, Converse by Nike, Inc., Deckers Outdoor Corporation, Kenneth Cole Productions Inc., Steven Madden, Ltd., The Timberland Company, V.F. Corporation and Wolverine World Wide, Inc. Our athletic lifestyle and performance shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Reebok International Ltd., Puma SE, ASICS America Corporation, New Balance Athletic Shoe, Inc. and Under Armour, Inc. The intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for performance footwear, including the walking fitness category, constitute significant risk factors in our operations. Our children’s shoes compete with footwear offered by these companies and others including, Payless Holdings, and with other brands such as Stride Rite by Wolverine World Wide, Inc. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other factors. These and other competitors pose challenges to our market share in domestic and international markets. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of our competitors are larger, have been in existence for a longer period of time, have strong brand recognition,  have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of January 31, 2017, we employed approximately 9,800 persons, of whom approximately 4,000 were employed on a full-time basis and approximately 5,800 were employed on a part-time basis, primarily in our retail stores. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

If any single style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2016 or 2015. However, this may change in the future, and fluctuations in sales of any style representing a significant portion of our future net sales could have a negative impact on our operating results.

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

Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Significant Customers Due To Global Economic Conditions.

The global financial crisis affected the banking system and financial markets and resulted in a tightening in the credit markets, more stringent lending standards and terms, and higher volatility in fixed income, credit, currency and equity markets.  In addition, our business could be adversely affected by other economic conditions, such as the insolvency of certain of our key distributors, which could impair our distribution channels, or the diminished liquidity or an inability to obtain credit to finance purchases of our product by our significant customers. Our customers may also experience weak demand for our products or other difficulties in their businesses. If economic, financial or political conditions in global markets deteriorate in the future, demand may be lower than forecasted and insufficient to achieve our anticipated financial results. Any of these events would likely harm our business, results of operations and financial condition.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During 2016, 2015 and 2014, our net sales to our five largest customers accounted for approximately 11.3%, 14.6% and 15.7% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2016, 2015 and 2014. No customer accounted for more than 10.0% of trade receivables at December 31, 2016 and 2014. As of December 31, 2015, one customer accounted for 10.6% of trade receivables. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

Our Global Retail Business Has Required, And Will Continue To Require, A Substantial Investment And Commitment Of Resources And Is Subject To Numerous Risks And Uncertainties.

Our global retail business has required substantial investments in leasehold improvements, inventory and personnel. We have also made substantial operating lease commitments for retail space worldwide. Due to the high fixed-cost structure associated with our global retail business, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs or impairments of leasehold improvements, and employee-related termination costs. The success of our global retail operations also depends on our ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences globally, including the shift from brick and mortar to e-commerce and mobile channels, and our ability to effectively develop our e-commerce and mobile channels. Our failure to successfully respond to these factors could adversely affect our retail business, as well as damage our brand and reputation, and could materially affect our results of operations and financial position.

Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Seasonal Fluctuations In Demand For Footwear, Delivery Date Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers have no obligation to purchase forecasted amounts, may and have canceled orders in the past, and may change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature, with the strongest domestic sales generally occurring in our second and third quarters for the back-to-school selling season. Domestically, back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our net sales and results of operations for our second or third quarters. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future net sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our operating results.

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

Foreign Currency Exchange Rate Fluctuations Could Have A Material Adverse Effect On Our Business And Results Of Operations.

Foreign currency fluctuations affect our revenue and profitability. Changes in currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture our products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for our company, our distributors and/or our licensees. We do not currently engage in hedging activities with respect to these currency exchange rate risks. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk.”

In addition, our foreign subsidiaries purchase products in U.S. dollars in which the cost of those products will vary depending on the foreign currency rates and will impact the price charged to customers. Our foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers. As the U.S. dollar strengthens relative to foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by the increase in product costs due to foreign currency rates. Although we typically work to mitigate this negative foreign currency transaction impact through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage or mitigate these foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on our business, results of operations and financial position.

An Increase In Our Effective Tax Rate Could Have A Material Adverse Effect On Our Results Of Operations And Financial Position.

A significant amount of our foreign earnings are generated in low or zero tax jurisdictions.  As a result, our income tax expense has historically been lower than the tax computed at the U.S. statutory income tax rate because we do not provide for U.S. taxes on earnings that we consider to be permanently reinvested in foreign operations. Our future effective tax rates could be unfavorably affected by a number of factors, including but not limited to, changes in the tax rates or the tax rules and regulations, or in the interpretation thereof, in the jurisdictions in which we do business; decreases in the amount of earnings in countries with low statutory tax rates; increases in the amount of earnings in countries with high statutory tax rates; or if we repatriate foreign earnings (or if U.S. tax laws change to tax foreign earnings) for which no provision for U.S. taxes has previously been made. An increase in our effective tax rate could have a material adverse effect on our business, results of operations and financial position.

Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China and Vietnam, Which Could Affect Our Ability To Sell Or Manufacture Our Products In International Markets, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.

Substantially all of our net sales during the year ended December 31, 2016 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

In particular, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.

Changes In Tax Laws Or The Potential Imposition Of Additional Duties, Quotas, Tariffs And Other Trade Restrictions Could Have An Adverse Impact On Our Sales And Profitability.

All of our products manufactured overseas and imported into the United States, the European Union (“EU”) and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether there may be unfavorable changes in tax laws in the United States or overseas, additional customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions imposed on the importation of our products in the future. Such actions could adversely affect our ability to produce and market footwear at competitive prices and might have an adverse impact on the sales and profitability of Skechers.

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

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2016 and 2015, the top five manufacturers of our products produced approximately 51.0% and 56.5% of our total purchases, respectively. One manufacturer accounted for 22.9% and 31.5% of total purchases during 2016 and 2015, respectively. Another manufacturer accounted for 10.1% and 9.1% of our total purchases during 2016 and 2015, respectively. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines, or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries, or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

Our Ability To Deliver Our Products To The Market Could Be Disrupted If We Encounter Problems Affecting Our Logistics And Distribution Systems.

We rely on owned or independently operated distribution facilities to transport, warehouse and ship products to our customers. Our logistic and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of our products are distributed from a few key locations. Therefore, our operations could be interrupted by earthquakes, floods, fires or other natural disasters near our distribution centers. Our business interruption insurance may not adequately protect us from the adverse effects that could be caused by significant disruptions affecting our distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from our distribution facilities. If we encounter problems affecting our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

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

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, Skechers D’Lites®, Skechers Sport®, Skechers USA®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, You by Skechers™, ®, ®, ®, Skechers Cali™, Relaxed Fit®, Skecher Street™, D’Lites®, Skechers Air-Cooled Memory Foam™ and Skechers Memory Foam™, Skech-Air®, BOBS®, Energy Lights™, S-Lights® and Twinkle Toes® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2016, a substantial portion of our operations are located in California, including 93 of our retail stores, our headquarters in Manhattan Beach, and our domestic distribution center in Rancho Belago. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fire affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Two Principal Stockholders Are Able Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2016, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 75.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 11.0% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 34.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2016, Mr. Greenberg beneficially owned 48.9% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 56.8% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 22.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to substantially control, and Mr. Schwartzberg is able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs, or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to significantly influence or substantially control, respectively, actions requiring stockholder approval may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Our corporate headquarters are located at several properties in or near Manhattan Beach, California, which consist of an aggregate of approximately 181,000 square feet. We own and lease portions of our corporate headquarters.

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

Our European Distribution Center occupies approximately 1.3 million square feet in Liege, Belgium under five operating leases, with base rents of approximately $5.1 million per year. These leases provide for original terms of 10-15 years, commencing between January 2016 and June 2016, subject to automatic extensions for recurring periods of five years unless we or the landlord terminates the lease in writing 12 months prior to the expiration of the original lease term or 12 months prior to the end of the then applicable five-year extension.

All of our domestic retail stores and showrooms are leased with terms expiring between March 2017 and January 2033. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $77.6 million for the year ended December 31, 2016.

We also lease all of our international administrative offices, retail stores, showrooms and distribution facilities located in Asia, Central America, Europe, North America and South America. The property leases expire at various dates between March 2017 and November 2027. Total base rent for the leased properties aggregated approximately $65.1 million for the year ended December 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 50 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. Skechers has resolved 1,743 personal injury claims in the MDL proceedings, comprised of 1,141 that were filed as formal actions and 602 that were submitted by plaintiff fact sheets. Skechers has also settled 34 claims in principle—17 filed cases and 17 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 35 personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by our company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Fifty-three actions brought on behalf of a total of 620 plaintiffs have been settled and dismissed. Eleven actions have been partially dismissed, with the claims of 221 plaintiffs being fully resolved.  We have also settled in principle the claims of 26 plaintiffs from 4 actions pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by us. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by us. Thus, taking into account both consummated settlements and cases subject to the settlement program, only 14 lawsuits on behalf of a total of 24 plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those fourteen remaining cases. No trial dates have been set.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Eleven of those actions have been resolved and dismissed. The last remaining action in a state court other than California was filed in Missouri on January 4, 2016 on behalf of a single plaintiff. The complaint was served on November 14, 2016.  We have answered the complaint and denied all material allegations asserted therein.  The parties are now engaged in discovery.  No trial date has been set.

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

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the

ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and BOBS Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toe’s and Bob’s canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bob’s canvas shoes do not infringe.  While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

adidas America, Inc., et. al v. Skechers USA, Inc. — On September 14, 2015, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:15-cv-1741, alleging that three Skechers shoe styles (Skechers Onix, Skechers Relaxed Fit Cross Court TR, and Skechers Relaxed Fit – Supernova Style) infringe adidas’ trademarks and/or trade dress rights. adidas asserts claims under federal and state law for trademark and trade dress infringement, unfair competition, trademark and trade dress dilution, unfair and deceptive trade practices, and breach of a settlement agreement entered into between the parties in 1995. adidas seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble, enhanced and punitive damages), and attorneys’ fees. On September 14, 2015, adidas filed a motion for preliminary injunction in which it sought to preliminarily restrain us from manufacturing, distributing, advertising, selling, or offering for sale any footwear (a) that is confusingly similar to adidas’ STAN SMITH Trade Dress, (b) bearing stripes in a manner that is confusingly similar to adidas’ Three-Stripe Mark, or (c) under adidas’ SUPERNOVA Mark. We opposed adidas’ motion. A hearing on adidas’ motion was held on December 15, 2015. On February 12, 2016, the Court issued a preliminary injunction prohibiting us from selling two styles from our vast footwear collection and from using the word “Supernova” in connection with a third style.  We have appealed the Court’s order granting the injunction to the United States Court of Appeals for the Ninth Circuit.  Trial is set to begin on August 8, 2017.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc., v. Skechers USA, Inc. — On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board for inter partes review of all eight design patents, seeking to invalidate those patents.  In September and November, 2016, the Patent Trial and Appeal Board denied each of our petitions.  On January 6, 2017, we filed several additional petitions for inter partes review with the Patent Trial and Appeal Board, seeking to invalidate seven of the eight designs patents that Nike is asserting.  Those petitions are currently pending.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

adidas America, Inc. and adidas AG v. Skechers USA, Inc. – On July 11, 2016, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-01400-AC, alleging that certain of our children’s styles (Boys’ Mega Blade 2.0 and 2.5)  infringe two of adidas’ patents.  The complaint seeks, among other things, injunctive relief and damages (including treble damages).  On July 28, 2016, adidas filed a motion for a preliminary injunction, asking the Court to preliminarily restrain Skechers from importing, manufacturing, distributing, advertising, selling, or offering for sale any of the accused styles.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

	LOW	HIGH
Year Ended December 31, 2016
First Quarter	$25.47	$34.27
Second Quarter	25.89	34.20
Third Quarter	20.90	32.71
Fourth Quarter	18.81	27.76

Year Ended December 31, 2015
First Quarter	$18.41	$24.75
Second Quarter	23.33	38.26
Third Quarter	36.53	54.53
Fourth Quarter	24.56	49.28

HOLDERS

As of February 15, 2017, there were 100 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 26 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

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

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2011 to December 31, 2016, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and the peer group index, which is believed to include companies engaged in businesses similar to ours. The peer group index consists of six companies: Nike, Inc., adidas AG, Steven Madden, Ltd., Wolverine World Wide, Inc., Crocs, Inc., and Deckers Outdoor Corporation.

The graph assumes an investment of $100 on December 31, 2011 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will neither make nor endorse any predictions as to our future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS

(in dollars)	12/11	12/12	12/13	12/14	12/15	12/16
Skechers U.S.A., Inc.	100.00	152.64	273.35	455.86	747.77	608.42
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Peer Group	100.00	113.42	172.60	173.44	220.08	218.01

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2016 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

(In thousands, except net earnings per share)

	YEARS ENDED DECEMBER 31,
STATEMENT OF EARNINGS DATA:	2016	2015	2014	2013	2012
Net sales	$3,563,311	$3,147,323	$2,377,561	$1,846,361	$1,560,321
Gross profit	1,634,596	1,424,008	1,071,905	818,792	683,326
Earnings from operations	370,518	350,824	209,071	93,609	22,319
Earnings before income taxes	359,484	333,497	191,380	82,215	10,473
Net earnings attributable to Skechers U.S.A., Inc.	243,493	231,912	138,811	54,788	9,512
Net earnings per share:(1)
Basic	1.58	1.52	0.91	0.36	0.06
Diluted	1.57	1.50	0.91	0.36	0.06
Weighted average shares:(1)
Basic	154,169	152,847	151,839	151,090	148,485
Diluted	155,084	154,200	153,079	151,690	149,826

	AS OF DECEMBER 31,
BALANCE SHEET DATA:	2016	2015	2014	2013	2012
Working capital	$1,206,036	$971,179	$779,277	$704,506	$647,771
Total assets	2,393,670	2,039,878	1,674,918	1,408,570	1,340,220
Long-term borrowings, excluding current installments	67,159	68,942	15,081	116,488	128,517
Skechers U.S.A., Inc. equity	1,603,633	1,327,556	1,075,249	930,322	875,969

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

Our operations are organized along our distribution channels, and we have the following three reportable sales segments: domestic wholesale sales, international wholesale sales, which include international direct subsidiary sales and international distributor sales, and retail sales, which includes our e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in Note 17 – Segment and Geographic Reporting in our consolidated financial statements included under Part II, Item 8 of this annual report.

FINANCIAL OVERVIEW

Our net sales for 2016 increased $416.0 million, or 13.2%, to $3.56 billion, compared to net sales of $3.15 billion in 2015. The increase in net sales was primarily from our international wholesale and retail segments offset by decreases in our domestic wholesale segment. The largest increases came in our Women’s and Men’s GO, Men’s and Women’s Sport, and Work divisions during 2016. Net earnings attributable to Skechers U.S.A., Inc. were $243.5 million for 2016, an increase of $11.6 million, or 5.0%, compared to net earnings of $231.9 million in 2015. Diluted earnings per share for 2016 were $1.57, which reflected a 4.7% increase from the $1.50 diluted earnings per share reported in the prior year. The increase in net earnings attributable to Skechers U.S.A., Inc. for 2016 was primarily the result of increased sales and margins in our international wholesale segment and increased sales in our retail segment. Our working capital was $1.2 billion at December 31, 2016, which was an increase of $0.2 million from working capital of $971.2 million at December 31, 2015. Our cash and cash equivalents increased $210.5 million to $718.5 million at December 31, 2016 from $508.0 million at December 31, 2015. This increase in cash and cash equivalents of $210.5 million was primarily the result of our increased net earnings and increased payables, which were partially offset by increased inventories and increased capital investments.

2016 OVERVIEW

In 2016, we focused on product development, maintaining our position in our domestic wholesale accounts, growing our international market share, opening retail stores in key locations worldwide, developing our global infrastructure, and balance sheet and expense management.

New product design and delivery. Our success depends on our ability to design and deliver comfortable, stylish, affordable products to consumers across a broad range of demographics. In 2016, we focused on innovation and comfort across all of our core and existing styles, added fresh looks to our product lines, and developed new product lines that included lifestyle and performance footwear. This included updates to our running and walking lines, an updated collection of D’lites®, and a broader offering of lighted footwear.

Maintain our domestic business. In 2016, our focus was on maintaining our core Skechers business in our domestic wholesale accounts, by delivering the right product to accounts at the right time, while finding new opportunities to add shelf space and expand into new locations with new Skechers categories. In 2016, we remained the number two sport footwear brand in the United States, and the number one walking brand, work brand, and dress/comfort casual brand.

Further develop our international businesses. During 2016, we continued to focus on improving our international sales by increasing our product offering to accounts within each country, delivering the right product to accounts at the right time, and increasing our shelf space and our customer base. As part of our ongoing efforts to maximize our growth in key markets, we expanded our direct distribution by transitioning our international distributors in Israel and South Korea to joint ventures.

Expand Skechers global retail base. Believing that Skechers retail stores are effective brand building tools, we continued to focus on opening Skechers stores around the world—both company-owned and third-party owned through our distributors, franchisees or joint venture partners.  In 2016, we opened 30 additional company-owned domestic stores and 31 additional company-owned international stores.  In addition, we transitioned the operations of three international concept stores and 11 international outlet stores from our distributor in South Korea.  Additionally, we continued to expand our franchise retail base with more Skechers branded stores in countries where we directly handle the distribution of our product.

Develop our global infrastructure. In 2016, we completed the fourth and fifth phase of automation upgrades and expansion of our European Distribution Center increasing our capacity to approximately 1.3 million square feet.

Balance sheet and expense management. During 2016, we continued to focus on managing our inventory levels and bringing our marketing expenses and general and administrative expenses in line with expected sales.

OUTLOOK FOR 2017

During 2017, we will continue to innovate our lifestyle and performance product lines by developing new styles and expanding into new categories. This includes the planned launch of the lifestyle and wellness line You by Skechers™ and the youthful lifestyle line Skecher Street™. The global footwear market is competitive; however, because our products are marketed at affordable prices, we believe that our styles resonate with consumers worldwide, which translates into a brand that is in demand globally. With a growing team of brand ambassadors—including sports icons Joe Montana, Sugar Ray Leonard and Howie Long for men; pop superstar Meghan Trainor for women; actors and personalities Rob Lowe, Brooke Burke-Charvet, and Kelly Brooke for men and women; elite athletes Meb and Kara Goucher; and professional golfers Matt Kuchar, Belen Mozo, Brooke Henderson, Billy Andrade and Colin Montgomerie.  We believe our appeal is broad and demand for our product will continue. We will continue to broaden the targeted demographic profile of our consumer base, increase our shelf space and plan to open 70 to 90 company-owned retail locations, predominantly in the United States.

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

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Net sales

Net sales for 2016 were $3.56 billion, which was an increase of $416.0 million, or 13.2%, compared to net sales of $3.15 billion for 2015. The increase in net sales was primarily from our international wholesale and retail segments offset by a decrease in our domestic wholesale segment.

Our domestic wholesale net sales decreased $20.0 million, or 1.6%, to $1.20 billion for 2016 compared to $1.22 billion for 2015. The decrease in our domestic wholesale segment’s net sales was primarily the result of average selling price per pair decreasing 2.7%, to $22.89 per pair for 2016 from $23.53 for 2015, which was partially offset by a 1.1% unit sales volume increase to 52.4 million pairs in 2016 from 51.8 million pairs in 2015. This net sales decrease was also attributable to lower sales in our Women’s and Men’s Go, Women’s Active and Men’s USA divisions which was partially offset by increases in our Men’s and Women’s Sport and Work divisions during 2016. The average selling price per pair decrease within the domestic wholesale segment was primarily the result of decreased selling prices for our Women’s GO and Women’s Active divisions.

Our international wholesale segment net sales increased $296.8 million, or 27.1%, to $1.39 billion for 2016 compared to sales of $1.09 billion for 2015. Our international wholesale sales consist of direct sales by our foreign subsidiaries – those sales we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries increased $319.8 million, or 41.6%, to $1.09 billion for 2016 compared to sales of $768.2 million for 2015. The largest sales increases during the year came from our subsidiaries in the United Kingdom, Germany and Spain, and our joint ventures in China and Hong Kong. The increases are primarily attributable to sales of our Women’s and Men’s Go, Women’s Active and Men’s and Women’s Sport lines. Our distributor sales decreased $23.0 million, or 7.0%, to $303.2 million for 2016, compared to sales of $326.2 million for 2015. This was primarily attributable to decreased sales to our distributors in Australia and New Zealand, Turkey, the United Arab Emirates (“UAE”) and South Korea, which was transitioned from a distributor to a joint-venture in 2016.

Our retail segment sales increased $139.1 million to $972.2 million for the year ended December 31, 2016, a 16.7% increase over sales of $833.1 million for 2015. The increase in retail sales was primarily attributable to increased comparable sales of 4.1%, which included increased sales within our Men’s and Women’s Go, Men’s and Women’s Sport, and Work divisions and a net increase of 23 domestic and 30 international stores compared to 2015. For the year ended December 31, 2016, our domestic retail sales, which includes e-commerce, increased 9.7% compared to 2015, which was primarily attributable to increased domestic store count and to positive comparable domestic store sales of 2.2% and, and our international retail store sales increased 42.6% compared to 2015, which was attributable to increased international store count and positive comparable international store sales of 11.8%.

We believe that we have established our presence in most major domestic retail markets. We had 414 domestic stores and 157 international retail stores as of February 15, 2017, and we currently plan to open approximately 70 to 90 stores in 2017. During 2016, we opened four new domestic concept stores, eight domestic factory outlet stores, 18 domestic warehouse outlet stores, 21 international concept stores, and 10 international factory outlet stores. We also took over the operations of three international concept stores and 11 international outlet stores from our distributor in South Korea. During 2016, we closed six domestic concept stores, one domestic warehouse store and one international concept store. We periodically review all of our stores for impairment. During 2016 and 2015, we did not record an impairment charge. Further, we carefully review our under-performing stores and may consider the non-renewal of leases upon completion of the current term of the applicable lease.

Gross profit

Gross profit for 2016 increased $210.6 million to $1.63 billion from $1.42 billion for 2015. Gross profit, as a percentage of net sales, or gross margin, increased slightly to 45.9% in 2016 from 45.2% for 2015. Our domestic wholesale segment gross profit decreased $17.0 million, or 3.6%, to $454.1 million for 2016 from $471.1 million for 2015, which was attributable to decreased sales volumes and selling prices. Domestic wholesale margins decreased to 37.8% for 2016 from 38.6% for 2015. The decrease in domestic wholesale margins was primarily attributable to lower margins in our Women’s GO and Women’s Active lines.

Gross profit for our international wholesale segment increased $161.4 million, or 35.5%, to $616.1 million for 2016 compared to $454.7 million for 2015. Gross margins for the international wholesale segment were 44.3% for 2016 compared to 41.5% for 2015. Gross margins for our international direct subsidiary sales were 49.3% for 2016 as compared to 47.2% for 2015. The increase in gross margins for our international wholesale segment and international direct subsidiary sales were primarily attributable to sales of products with higher average selling prices. Gross margins for our international distributor sales decreased to 26.2% for 2016 as compared to 28.1% for 2015 primarily from sales of products with lower average selling prices.

Gross profit for our retail segment increased $66.2 million, or 13.3%, to $564.4 million for 2016 as compared to $498.2 million for 2015. Gross margins for all stores were 58.1% for 2016 compared to 59.8% for 2015. Gross margins for our domestic stores were 60.1% for 2016 as compared to 61.5% for 2015. Gross margins for our international stores were 52.3% for 2016 as compared to 53.4% for 2015. The decrease in our retail margins were primarily attributable to lower margins in our Women’s GO, Women’s Active and Women’s USA products.

Selling expenses

Selling expenses increased by $21.5 million, or 9.1%, to $257.1 million for 2016 from $235.6 million for 2015. As a percentage of net sales, selling expenses were 7.2% and 7.5% for 2016 and 2015, respectively. The increase in selling expenses was primarily the result of $26.3 million in higher advertising expenses, which slightly increased as a percentage of net sales to 5.5% in 2016 from 5.4% in 2015.

General and administrative expenses

General and administrative expenses increased by $171.5 million, or 20.2%, to $1.02 billion for 2016 from $849.3 million for 2015. As a percentage of sales, general and administrative expenses were 28.6% and 27.0% for 2016 and 2015, respectively. The increase in general and administrative expenses was primarily attributable to $81.9 million related to supporting our growing international operations in China, Japan, South Korea and Latin America, increased store operating costs of $70.5 million primarily attributable to an additional 53 stores and increased domestic wholesale general and administrative expenses of $19.1 million primarily due to increased headcount in the United States to support our brand worldwide. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $20.0 million, due to increased shipments, to $187.3 million from $167.3 million for 2016 and 2015, respectively.

Other income (expense)

Interest income was $1.2 million for 2016 compared to $0.7 million for 2015. Interest expense for 2016 decreased $4.4 million to $6.3 million compared to $10.7 million in 2015. The decrease was primarily due to decreased interest expense of $3.0 million primarily attributable to our domestic distribution center equipment loans being paid in December 2015 and June 2016. Loss on foreign currency transactions for 2016 decreased $1.6 million to $5.0 million compared to $6.6 million in 2015. This decreased foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany balances in our foreign subsidiaries. Loss on disposal of assets for 2016 increased $0.4 million to a loss of $1.1 million as compared to a loss of $0.7 million in 2015.

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

Our earnings (loss) before income taxes and income tax expense for 2016, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense
United States	$105,589	$44,654	$136,726	$52,173	$82,778	$32,500
Peoples Republic of China (“China”)	72,584	11,720	49,027	11,084	15,201	1,179
Jersey (1)	146,880	—	123,721	—	77,555	—
Non-benefited loss operations (2)	(16,189)	12	(16,719)	164	(13,021)	—
Other jurisdictions (3)	50,620	17,739	40,742	9,029	28,867	5,505
Earnings before income taxes	$359,484	$74,125	$333,497	$72,450	$191,380	$39,184
Effective tax rate (4)		20.6%		21.7%		20.5%

(1)	Jersey does not assess income tax on corporate net earnings.
(2)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Brazil, India, Israel, Japan, Panama, Poland, Romania, and South Korea.

(3)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5% of consolidated earnings (loss) before taxes in the period being reported: Albania, Austria, Belgium, Bosnia & Herzegovina, Canada, Chile, Colombia, Costa Rica, France, Germany, Hong Kong, Hungary, India, Italy, Kosovo, Macedonia, Malaysia, Montenegro, Netherlands, Panama, Peru, Poland, Portugal, Romania, Serbia, Singapore, Spain, Switzerland, Thailand, Vietnam, and the United Kingdom,

(4)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2016, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 39%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2016, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $105.6 million, with income tax expense of $44.7 million, which is an average rate of 42.3%. Earnings (loss) before income taxes in non-U.S. jurisdictions were $253.9 million, with an aggregate income tax expense of $29.5 million, which is an average rate of 11.6%. Combined, this results in consolidated earnings before income taxes for the period of $359.5 million, and consolidated income tax expense for the period of $74.1 million, resulting in an effective tax rate of 20.6%. We estimate our annual effective tax rate for 2017 to be between 19% and 24%. The estimated effective tax rate for 2017 is subject to management’s ongoing review and revision, if necessary. For 2016, of our $253.9 million in earnings before income tax earned outside the U.S., $146.9 million was earned in Jersey, which does not impose a tax on corporate earnings. In Jersey, earnings before income taxes increased by $23.2 million, or 18.7%, from $123.7 million in 2015 to $146.9 million in 2016. This increase was primarily attributable to us experiencing an increase of $344.9 million in net sales in the “Other international” geographic area for 2016 (see Note 17 – Segment and Geographic Reporting in our consolidated financial statements included under Part II, Item 8 of this annual report), which resulted in a significant increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements.  Due to the scalability of our operations, increases in net sales in the “Other international” geographic area from 2015 to 2016 resulted in a disproportionately greater increase in earnings before income taxes in Jersey.  In addition, there were foreign losses of $16.2 million for which no tax benefit was recognized during the year ended December 31, 2016 because of the provision of offsetting valuation allowances, but in which $12 thousand in nonrefundable withholding taxes were paid. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of our  consolidated earnings (loss) before taxes in any of the years shown. Unremitted earnings of non-U.S. subsidiaries are expected to be reinvested outside of the U.S. indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

As of December 31, 2016, we had approximately $718.5 million in cash and cash equivalents, of which $368.4 million, or 51.3%, was held outside the U.S. Of the $368.4 million held by our non-U.S. subsidiaries, approximately $33.4 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our consolidated financial statements as of December 31, 2016. We believe our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months, and we do not expect that we will need to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we chose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. As of December 31, 2016 and 2015, U.S. income taxes have not been provided on cumulative total earnings of approximately $699.6 million and $482.7 million, respectively.

Non-controlling interest in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interest for 2016 increased $12.8 million to $41.9 million as compared to $29.1 million for 2015 due to increased profitability of our joint ventures. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Net sales

Net sales for 2015 were $3.15 billion, which was an increase of $769.8 million, or 32.4%, compared to net sales of $2.38 billion for 2014. The increase in net sales was broad-based and attributable to higher sales in our domestic wholesale segment, international wholesale segment and our retail segment primarily due to the introduction of new styles and lines of footwear.

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

Our retail segment sales increased $142.7 million to $833.1 million for the year ended December 31, 2015, a 20.7% increase over sales of $690.4 million for 2014. The increase in retail sales was primarily attributable to increased comparable sales of 10.5%, which included increased sales within our Women’s Go, Women’s Active, Men’s and Women’s Sport, and Men’s USA divisions and a net increase of 28 domestic and 40 international stores compared to 2014. For the year ended December 31, 2015, our domestic retail sales increased 17.2% compared to 2014, which was attributable to positive comparable domestic store sales of 10.0% and increased domestic store count, and our international retail store sales increased 35.8% compared to 2014, which was attributable to increased international store count and positive comparable international store sales of 12.5%.

We believe that we have established our presence in most major domestic retail markets. We had 391 domestic stores and 128 international retail stores as of February 15, 2016. During 2015, we opened five new domestic concept stores, 11 domestic factory outlet stores, 19 domestic warehouse outlet stores, 16 international concept stores, six international factory outlet stores and two international warehouse outlet stores, which included taking over the operations of 15 international concept stores and two international outlet stores from our distributor in Panama. During 2015, we closed six domestic concept stores, one domestic outlet store and one international concept store. We periodically review all of our stores for impairment. During 2015 and 2014, we did not record an impairment charge.

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

General and administrative expenses

General and administrative expenses increased by $158.4 million, or 22.9%, to $849.3 million for 2015 from $690.9 million for 2014. As a percentage of sales, general and administrative expenses were 27.0% and 29.1% for 2015 and 2014, respectively. The increase in general and administrative expenses was primarily attributable to $68.0 million related to supporting our growing international operations, increased store operating costs of $42.7 million primarily attributable to an additional 68 stores, which includes 17 stores that were transitioned from our distributor in Panama to our wholly-owned subsidiary, increased salaries and wages of $22.9 million, including incentive compensation, and $17.9 million in professional fees.  In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $32.5 million, due to increased shipments, to $167.3 million from $134.8 million for 2015 and 2014, respectively.

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

For 2015, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 39%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax.  During 2015, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $136.7 million, with income tax expense of $52.2 million, which is an average rate of 38.2%.  Earnings (loss) before income taxes in non-U.S. jurisdictions were $196.8 million, with an aggregate income tax expense of $20.3 million, which is an average rate of 10.3%. Combined, this results in consolidated earnings before income taxes for the period of $333.5 million, and consolidated income tax expense for the period of $72.5 million, resulting in an effective tax rate of 21.7%. For 2015, of our $196.8 million in earnings before income tax earned outside the U.S., $123.7 million was earned in Jersey, which does not impose a tax on corporate earnings.  In Jersey, earnings before income taxes increased by $46.1 million, or 59.5%, to $123.7 million for 2015, from $77.6 million for 2014. This increase was primarily attributable to us experiencing an increase of $433.7 million in net sales in the “Other international” geographic area for 2015 (see Note 17 – Segment and Geographic Reporting in our consolidated financial statements included under Part II, Item 8 of this annual report), which resulted in a significant increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements.  Due to the scalability of our operations, increases in net sales in the “Other international” geographic area from 2014 to 2015 resulted in a disproportionately greater increase in earnings before income taxes in Jersey.  In addition, there were foreign losses of $16.7 million for which no tax benefit was recognized during the year ended December 31, 2015 because of the provision of offsetting valuation allowances, but in which $0.2 million in nonrefundable withholding taxes were paid. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had more than 5% of our 2015 consolidated earnings (loss) before taxes. Unremitted earnings of non-U.S. subsidiaries are expected to be reinvested outside of the U.S. indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at December 31, 2016 was $1.21 billion, an increase of $234.9 million from working capital of $971.2 million at December 31, 2015. Our cash and cash equivalents at December 31, 2016 was $718.5 million, compared to $508.0 million at December 31, 2015. This increase in cash and cash equivalents of $210.5 million, after consideration of the effect of exchange rates, was the result of our net earnings of $285.4 million, increased payables of $38.2 million, contributions from non-controlling interests of $14.0 million, and increased proceeds on short-term borrowings of $6.1 million, which was partially offset by capital expenditures of $119.5 million, increased inventories of $58.2 million and increased prepaid expenses and other current assets of $15.3 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $361.6 million for 2016 and $232.2 million for 2015.  On a comparative year-to-year basis, the $129.4 million increase in cash flows from operating activities in 2016 from cash used in operating activities in 2015 primarily resulted from a smaller increase in inventories of $117.9 million, a smaller increase in accounts receivable balances of $89.7 million, and decreased distributions to non-controlling interests of $21.4 million. The increases were partially offset by a $91.8 million smaller increase in accounts payable, a smaller increase of $41.1 million in accrued expenses and other long-term liabilities as of December 31, 2016 when compared to December 31, 2015.

Investing Activities

Net cash used in investing activities was $145.6 million for 2016, as compared to $126.5 million in 2015. The increase in cash used in investing activities in 2016 as compared to 2015 was due to the acquisition of our South Korea distributor for $22.5 million and an increase in capital expenditures of $1.3 million partially offset by a decrease in investments purchased of $4.6 million. Capital expenditures for 2016 were approximately $119.5 million, which primarily consisted of $37.3 million for new store openings and remodels, $17.5 million for the automation upgrades for our European Distribution Center equipment, $17.5 million for the improvement of our international corporate offices and showrooms, and $7.0 million related to property purchases for potential future corporate development. This was compared to capital expenditures of $118.1 million in the prior year, which primarily consisted of $42.2 million for new store openings and remodels, $6.2 million for the automation upgrades for our European Distribution Center equipment, $11.2 million in domestic warehouse equipment upgrades, $17.4 million for new office space for our China joint venture, and $15.0 million related to property purchases for potential future corporate development. We expect our ongoing capital expenditures for 2017 to be between $75.0 million and $80.0 million, which include opening 70 to 90 retail stores, store remodels, $25.0 million for infrastructure primarily in our China joint venture, corporate office and information technology upgrades. We believe our current cash, operating cash flows, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Financing Activities

Net cash used in financing activities was $3.5 million during 2016, compared to net cash used of $58.2 million during 2015. The increase in cash provided by financing activities was primarily attributable to the decrease in distributions to non-controlling interests, reduced payments required on our long-term debt, and increased contributions from non-controlling interests.

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

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA,

National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of December 31, 2016, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our consolidated balance sheets.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our consolidated statements of equity within non-controlling interests.  The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $68.1 million outstanding under the Amended Loan Agreement, which is included in long-term borrowings as of December 31, 2016.

As of December 31, 2016, outstanding short-term and long-term borrowings were $75.0 million, of which $68.9 million relates to loans for our domestic distribution center. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this annual report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through March 31, 2018.  Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2016 (In thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Short-term borrowings	$6,086	$6,086	$—	$—	$—
Long-term borrowings (1)	78,796	4,571	8,812	65,413	—
Operating lease obligations (2)	1,369,895	191,345	336,723	284,539	557,288
Purchase obligations (3)	1,113,315	1,113,315	—	—	—
Minimum payments related to other arrangements	16,578	9,667	6,661	250	—
Total (4)	$2,584,670	$1,324,984	$352,196	$350,202	$557,288

(1)	Amounts include anticipated interest payments based on interest rates currently in effect.
(2)

Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices, European and other international distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(3)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $260.7 million, (ii) outstanding letters of credit of $2.0 million and (iii) open purchase commitments with our foreign manufacturers for $850.6 million. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(4)

Our consolidated balance sheet, as of December 31, 2016, included $6.6 million in unrecognized tax benefits. Future payments related to these unrecognized tax benefits have not been presented in the table above, due to the uncertainty of the amounts, the potential timing of cash settlements with the tax authorities, and uncertainty whether any settlement would occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, other available information, and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. In determining whether an estimate is critical, we consider whether the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment or the susceptibility of such matters to change, and whether the impact of the estimates and assumptions have a material impact on our financial condition or operating performance. Actual results may differ from these estimates under different assumptions or conditions.

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

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or region. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable were $368.5 million and $368.2 million, and the allowance for bad debts, returns, sales allowances and customer chargebacks were $41.6 million and $24.3 million, at December 31, 2016 and 2015, respectively. Our credit losses charged to expense for the years ended December 31, 2016, 2015 and 2014 were $12.7 million, $5.3 million, and $11.8 million, respectively. In addition, we recorded sales return and allowance expense for the years ended December 31, 2016, 2015 and 2014 of $18.1 million, $2.3 million, and $2.3 million, respectively.

Inventory write-downs. Inventories are stated at the lower of cost or market. We continually review our inventory for excess and slow-moving inventory. Our review is based on inventory on hand, prior sales and expected net realizable value. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based on historical sales experience on a style-by-style basis. A write-down of inventory is considered permanent, and creates a new cost basis for those units. The likelihood of any material inventory write-down depends primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $712.0 million and $623.9 million, and our inventory reserve was $11.5 million and $3.7 million, at December 31, 2016 and 2015, respectively.

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. In addition, we prepare a summary of cash flows for each of our retail stores, to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of twenty-four months are then reviewed in detail to determine whether impairment exists. Management reviews both quantitative and qualitative factors to assess whether a triggering event occurred. For the years ended December 31, 2016, 2015 and 2014, respectively we did not record an impairment charge.

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated financial statements. The likelihood of a material change in these estimated reserves would depend on additional information or new claims as they may arise as well as the favorable or unfavorable outcome of the particular litigation. Both the likelihood and amount (or range of loss) on a large portion of our remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of potential liability could materially impact our results of operations and financial position.

Valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2016, we had net deferred tax assets of $45.2 million reduced by a valuation allowance of $19.5 million primarily related to loss carry-forwards not expected to be utilized by certain foreign subsidiaries.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales, as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2016 and 2015, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 — The Company and Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for recently adopted and recently issued accounting standards.

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

Interest rate fluctuations. As of December 31, 2016, we have $6.1 million and $68.1 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by less than $0.1 million for the year ended December 31, 2016. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2017. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances. As of December 31, 2016, there was $0.1 million outstanding under this credit facility and $68.1 million outstanding on our domestic distribution center loan.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of December 31, 2016 to hedge the cash flows on our $68.1 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $68.1 million at December 31, 2016. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, the Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $0.3 million and $10.2 million for the years ended December 31, 2016 and 2015, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at December 31, 2016 would have reduced the values of our net investments by approximately $21.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

index to CONSOLIDATED FINANCIAL STATEMENTS and Financial statement schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Skechers U.S.A., Inc.

Manhattan Beach, California

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries (“Company”) as of December 31, 2016 and 2015 and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skechers U.S.A., Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 12 to the consolidation financial statements, the Company changed its method of presentation of deferred tax assets and liabilities in 2016 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This change was applied retrospectively to all periods presented and resulted in the reclassification of approximately $22.3 million of deferred tax assets from current assets to noncurrent assets within the Company’s consolidated balance sheet as of December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skechers U.S.A., Inc. and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

March 1, 2017

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$718,536	$507,991
Trade accounts receivable, less allowances of $41,647 in 2016 and $24,260 in 2015	326,844	343,930
Other receivables	19,191	18,661
Total receivables	346,035	362,591
Inventories	700,515	620,247
Prepaid expenses and other current assets	62,680	57,363
Total current assets	1,827,766	1,548,192
Property, plant and equipment, net	494,473	435,907
Deferred tax assets	26,043	17,825
Other assets, net	45,388	37,954
Total non-current assets	565,904	491,686
TOTAL ASSETS	$2,393,670	$2,039,878
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,783	$15,653
Short-term borrowings	6,086	59
Accounts payable	520,437	473,983
Accrued expenses	93,424	87,318
Total current liabilities	621,730	577,013
Long-term borrowings, excluding current installments	67,159	68,942
Deferred tax liabilities	412	8,507
Other long-term liabilities	18,855	9,682
Total non-current liabilities	86,426	87,131
Total liabilities	708,156	664,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 130,386 and 127,324 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	130	127
Class B convertible common stock, $0.001 par value; 75,000 shares authorized; 24,545 and 26,278 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	24	26
Additional paid-in capital	419,038	386,156
Accumulated other comprehensive loss	(26,604)	(26,305)
Retained earnings	1,211,045	967,552
Skechers U.S.A., Inc. equity	1,603,633	1,327,556
Noncontrolling interests	81,881	48,178
Total stockholders' equity	1,685,514	1,375,734
TOTAL LIABILITIES AND EQUITY	$2,393,670	$2,039,878

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$3,563,311	$3,147,323	$2,377,561
Cost of sales	1,928,715	1,723,315	1,305,656
Gross profit	1,634,596	1,424,008	1,071,905
Royalty income	13,885	11,745	9,107
	1,648,481	1,435,753	1,081,012
Operating expenses:
Selling	257,129	235,586	181,018
General and administrative	1,020,834	849,343	690,923
	1,277,963	1,084,929	871,941
Earnings from operations	370,518	350,824	209,071
Other income (expense):
Interest income	1,186	722	837
Interest expense	(6,270)	(10,728)	(12,466)
Other, net	(5,950)	(7,321)	(6,062)
Total other expense	(11,034)	(17,327)	(17,691)
Earnings before income tax expense	359,484	333,497	191,380
Income tax expense	74,125	72,450	39,184
Net earnings	285,359	261,047	152,196
Less: Net earnings attributable to non-controlling interests	41,866	29,135	13,385
Net earnings attributable to Skechers U.S.A., Inc.	$243,493	$231,912	$138,811
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$1.58	$1.52	$0.91
Diluted	$1.57	$1.50	$0.91
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	154,169	152,847	151,839
Diluted	155,084	154,200	153,079

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net earnings	$285,359	$261,047	$152,196
Other comprehensive income:
Loss on foreign currency translation adjustment	(4,698)	(13,167)	(7,954)
Comprehensive income	280,661	247,880	144,242
Less: Comprehensive income attributable to noncontrolling interests	37,467	26,196	12,807
Comprehensive income attributable to Skechers U.S.A., Inc.	$243,194	$221,684	$131,435

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	LOSS	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at January 1, 2014	119,064	32,610	$120	$32	$342,042	$(8,701)	$596,829	$930,322	$49,598	$979,920
Net earnings	—	—	—	—	—	—	138,811	138,811	13,385	152,196
Foreign currency translation adjustment	—	—	—	—	—	(7,376)	—	(7,376)	(578)	(7,954)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	503	503
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(4,050)	(4,050)
Stock compensation expense	—	—	—	—	8,684	—	—	8,684	—	8,684
Proceeds from issuance of common stock under the employee stock purchase plan	306	—	—	—	3,363	—	—	3,363	—	3,363
Shares issued under the Incentive Award Plan	292	—	—	—	—	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	1,446	—	—	1,446	—	1,446
Conversion of Class B Common Stock into Class A Common Stock	1,200	(1,200)	—	(1)	—	—	—	(1)	—	(1)
Balance at December 31, 2014	120,862	31,410	$120	$31	$355,535	$(16,077)	$735,640	$1,075,249	$58,858	$1,134,107
Net earnings	—	—	—	—	—	—	231,912	231,912	29,135	261,047
Foreign currency translation adjustment	—	—	—	—	—	(10,228)	—	(10,228)	(2,939)	(13,167)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	2,272	2,272
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(39,148)	(39,148)
Stock compensation expense	—	—	—	—	18,296	—	—	18,296	—	18,296
Proceeds from issuance of common stock under the employee stock purchase plan	224	—	1	—	4,317	—	—	4,318	—	4,318
Shares issued under the Incentive Award Plan	1,106	—	1	—	(1)	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	8,009	—	—	8,009	—	8,009
Conversion of Class B Common Stock into Class A Common Stock	5,132	(5,132)	5	(5)	—	—	—	—	—	—
Balance at December 31, 2015	127,324	26,278	$127	$26	$386,156	$(26,305)	$967,552	$1,327,556	$48,178	$1,375,734
Net earnings	—	—	—	—	—	—	243,493	243,493	41,866	285,359
Foreign currency translation adjustment	—	—	—	—	—	(299)	—	(299)	(4,399)	(4,698)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	13,980	13,980
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(17,744)	(17,744)
Stock compensation expense	—	—	—	—	23,081	—	—	23,081	—	23,081
Proceeds from issuance of common stock under the employee stock purchase plan	221	—	—	—	5,120	—	—	5,120	—	5,120
Shares issued under the Incentive Award Plan	1,108	—	1	—	(1)	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	4,682	—	—	4,682	—	4,682
Conversion of Class B Common Stock into Class A Common Stock	1,733	(1,733)	2	(2)	—	—	—	—	—	—
Balance at December 31, 2016	130,386	24,545	$130	$24	$419,038	$(26,604)	$1,211,045	$1,603,633	$81,881	$1,685,514

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$285,359	$261,047	$152,196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	66,083	52,433	47,557
Amortization of other assets	13,099	1,214	1,948
Provision for bad debts and returns	30,820	7,520	14,153
Non-cash share-based compensation	23,081	18,296	8,684
Deferred income taxes	(11,936)	(4,844)	22,411
Loss on non-current assets	413	656	837
Net foreign currency adjustments	(3,949)	—	—
(Increase) decrease in assets:
Receivables	(10,350)	(100,032)	(70,695)
Inventories	(58,152)	(176,062)	(100,162)
Prepaid expenses and other current assets	(15,343)	(2,082)	(31,788)
Other assets	(5,056)	(6,423)	4,548
Increase in liabilities:
Accounts payable	38,247	130,075	98,686
Accrued expenses and other long-term liabilities	9,306	50,416	15,507
Net cash provided by operating activities	361,622	232,214	163,882
Cash flows from investing activities:
Capital expenditures	(119,471)	(118,144)	(56,905)
Intangible asset additions	—	(55)	—
Purchases of investments	(3,810)	(8,428)	—
Proceeds from sales of investments	170	144	—
Acquisition of South Korea distributor	(22,534)	—
Net cash used in investing activities	(145,645)	(126,483)	(56,905)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through employee stock purchase plan	5,120	4,318	3,363
Payments on long-term debt	(15,653)	(32,656)	(12,028)
Proceeds from long-term debt	—	762	—
Proceeds (payments) on short-term borrowings	6,091	(1,733)	1,723
Excess tax benefits from share-based compensation	4,682	8,009	1,446
Contribution from non-controlling interests of consolidated entity	13,980	2,272	503
Distributions to non-controlling interests of consolidated entity	(17,744)	(39,148)	(4,050)
Net cash used in financing activities	(3,524)	(58,176)	(9,043)
Net increase in cash and cash equivalents	212,453	47,555	97,934
Effect of exchange rates on cash and cash equivalents	(1,908)	(6,249)	(3,260)
Cash and cash equivalents at beginning of the period	507,991	466,685	372,011
Cash and cash equivalents at end of the period	$718,536	$507,991	$466,685

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,724	$9,891	$10,822
Income taxes	65,260	63,479	29,499

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(1)	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	The Company and Basis of Presentation

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear. The Company operates 413 domestic and 157 international retail stores and an e-commerce business as of December 31, 2016.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Significant areas requiring the use of estimates relate primarily to revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of intangibles and long-lived assets, litigation reserves and valuation of deferred income taxes. Actual results could differ materially from those estimates.

(c)	Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Related costs paid to third-party shipping companies are recorded as a cost of sales. Generally, wholesale customers do not have the right to return goods, however, the Company periodically decides to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. The Company recognizes revenue from retail sales at the point of sale. Sales and value added taxes collected from retail customers are excluded from reported revenues.

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

The Company’s operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, and retail, which includes e-commerce sales. Information regarding these segments is summarized in Note 17 – Segment and Geographic Reporting.

(e)	Noncontrolling Interests

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout Asia and the Middle East or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”)’s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined that it is the primary beneficiary for these VIE’s because the Company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity, or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2016 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 6, Derivative Instruments). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of December 31, 2016, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s consolidated balance sheets.

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

Property, plant and equipment subject to depreciation and amortization is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company reviews both quantitative and qualitative factors to assess whether a triggering event occurred. The Company prepares a summary of store cash flows from its retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of 24 months are then reviewed in detail to determine whether impairment exists. Recoverability of assets or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company did not record impairment charges during the years ended December 31, 2016, 2015 or 2014.

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

Advertising costs are expensed in the period in which the advertisements are first run, or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2016, 2015 and 2014 was approximately $213.1 million, $188.1 million and $141.7 million, respectively. Prepaid advertising costs were $9.8 million and $11.2 million at December 31, 2016 and 2015, respectively. Prepaid amounts outstanding at December 31, 2016 and 2015 represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but not run, as of December 31, 2016 and 2015, respectively.

(o)	Product Design and Development Costs

The Company charges all product design and development costs to general and administrative expenses, when incurred. Product design and development costs aggregated approximately $13.6 million, $11.2 million, and $10.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

(p)	Warehouse and Distribution Costs

The Company’s distribution network-related costs are included in general and administrative expenses and are not allocated to specific segments. The expenses related to its distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of its products totaled $187.3 million, $167.3 million and $134.8 million for 2016, 2015 and 2014, respectively.

(q)	Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard will become effective for the Company’s annual and interim reporting periods beginning January 1, 2018 and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16; however at the current time the Company does not know what impact the adoption of this ASU will have on its consolidated financial statements, financial condition or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) which eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively adopted as of the earliest date practicable. ASU 2016-15 is effective for the Company’s annual and interim reporting periods beginning January 1, 2018. The Company is currently evaluating the impact of ASU 2016-15; however at the current time the Company does not know what impact the adoption of this ASU will have on its consolidated financial statements, financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of ASU 2016-13; however at the current time the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Management anticipates increased income statement volatility due to the recognition of all excess tax benefits and deficiencies within the consolidated statements of earnings. Income statement volatility will be driven by the number of shares vesting in any given period, and the change in share price between grant date and vesting. Directionally, increasing share prices from grant date to vesting date will result in lower income tax expense and higher net income. The update to the standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09; however at the current time the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements, financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet, which will increase lessees’ reported assets and liabilities. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning January 1, 2019. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently assessing the impact of the new standard on its consolidated financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, administrative offices, retail stores, showrooms, and distribution facilities, as well as additional disclosure on all our lease obligations. The income statement recognition of lease expense is not expected to change from the current methodology.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” “ASU 2016-01”). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard should be applied prospectively and is effective for the Company’s annual and interim reporting periods beginning January 1, 2018. The Company is currently evaluating the impact of ASU 2016-01; however at the current time the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements, financial condition or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of this ASU; however the Company does not expect that the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively, as clarifications to ASU 2014-09. ASU 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in thirteen narrow focus aspects of the guidance. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASU’s also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.  The Company will adopt the new revenue standards in its first quarter of 2018. The Company has not selected a transition method. The Company is still completing the assessment of the impact of these ASUs on its consolidated financial statements; however at the current time the Company does not expect that the adoption of these ASUs will have a material impact on its consolidated financial statements, financial condition or results of operations.

(2)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015 is summarized as follows (in thousands):

	2016	2015
Land	$83,163	$76,163
Buildings and improvements	207,665	200,607
Furniture, fixtures and equipment	297,540	248,684
Leasehold improvements	289,847	236,842
Total property, plant and equipment	878,215	762,296
Less accumulated depreciation and amortization	383,742	326,389
Property, plant and equipment, net	$494,473	$435,907

(3)	ACCRUED EXPENSES

Accrued expenses at December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Accrued inventory purchases	$48,087	$53,607
Accrued payroll and taxes	45,337	33,711
Accrued expenses	$93,424	$87,318

(4)	LINE OF CREDIT AND SHORT-TERM BORROWINGS

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of December 31, 2016 and December 31, 2015, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s consolidated balance sheets. The remaining balance of $6.0 million in short-term borrowings as of December 31, 2016 is related to the Company’s joint venture in India.

(5)	LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Note payable to banks, due in monthly installments of $121.3 (includes principal and interest), variable-rate interest at 2.77% per annum, secured by property, balloon payment of $62,843 due August 2020	$68,059	$69,515
Note payable to banks, due in monthly installments of $483.9 (includes principal and interest), fixed-rate interest at 3.19% per annum, secured by property, balloon payment of $11,670 paid in June 2016	—	13,886
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5, (includes principal and interest) fixed- rate interest at 5.24% per annum, maturity date of July 2019	883	1,194
Subtotal	68,942	84,595
Less current installments	1,783	15,653
Total long-term borrowings	$67,159	$68,942

The aggregate maturities of long-term borrowings at December 31, 2016 are as follows (in thousands):

2017	$1,783
2018	1,801
2019	1,666
2020	63,692
$68,942

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of its long-term borrowings as of December 31, 2016.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company used an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. On August 12, 2015, in connection with refinancing its domestic distribution center loan, described in Note 5 above, the Company entered into a variable-to-fixed interest rate swap agreement with Bank of America, N.A., to hedge the cash flows on the Company’s $70.0 million variable rate debt. As of December 31, 2016, the swap agreement has an aggregate notional amount of $68.1 million and a maturity date of August 12, 2022, subject to early termination commencing on August 1, 2020 at the option of HF Logistics-SKX T1, LLC (“HF-T1”), a wholly-owned subsidiary of the Company’s joint venture HF Logistics-SKX, LLC (the “JV”). Under the terms of the swap agreement, the Company will pay a weighted-average fixed rate of 2.08% on the $68.1 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. The rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate of 4.08% for the life of the loan thus reducing the impact of interest-rate changes on future interest expense.  Pursuant to the terms of the JV, HF Logistics is responsible for any amounts related to the Swap Agreement.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 31, 2016, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

(7)	COMMITMENTS AND CONTINGENCIES
(a)	Leases

The Company leases facilities under operating lease agreements expiring through January 31, 2033. The Company pays taxes, maintenance and insurance in addition to the lease obligations. Leases may provide for renewal options and rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of gross sales in excess of a base annual rent. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through September 2018. Rent expense for the years ended December 31, 2016, 2015 and 2014 approximated $171.0 million, $137.8 million and $107.0 million, respectively.

Minimum lease payments, which take into account escalation clauses, are recognized on a straight-line basis over the minimum lease term. Reimbursements for leasehold improvements are recorded as liabilities and are amortized as a reduction to rent expense over the lease term. Lease concessions, usually a free rent period, are considered in the calculation of the minimum lease payments for the minimum lease term.

Future minimum lease payments under noncancellable leases at December 31, 2016 are as follows (in thousands):

OPERATING LEASES
Year ending December 31:
2017	$191,345
2018	179,873
2019	156,850
2020	143,309
2021	141,230
Thereafter	557,288
$1,369,895
(b)	Product and Other Financing

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0% and 0.5% for 30- to 60-day financing. The amounts outstanding under these arrangements at December 31, 2016 and 2015 were $260.7 million and $120.4 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $4.4 million in 2016, $5.4 million in 2015, and $5.1 million in 2014.

The Company has open purchase commitments with its foreign manufacturers at December 31, 2016 of $850.6 million, which are not included in the accompanying 2016 consolidated balance sheet.

(c)	Litigation

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by the Company, and that the Company failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, the Company is named as a defendant in 50 currently pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. The Company has resolved 1,743 personal injury claims in the MDL proceedings, comprised of 1,141 that were filed as formal actions and 602 that were submitted by plaintiff fact sheets. The Company has also settled 34 claims in principle—17 filed cases and 17 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 35 personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Fifty-three actions brought on behalf of a total of 620 plaintiffs have been settled and fully dismissed. Eleven actions have been partially dismissed, with the claims of 221 plaintiffs in those actions having been fully resolved and dismissed. The Company has also settled in principle the claims of 26 plaintiffs from 4 actions either directly or pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by the Company. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by the Company. Thus, taking into account both consummated settlements and cases subject to the settlement program, only 14 lawsuits on behalf of a total of 24 plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those fourteen remaining cases. No trial dates have been set.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Eleven of those actions have been resolved and dismissed. The last remaining action in a state court other than California was filed in Missouri on January 4, 2016 on behalf of a single plaintiff. The complaint was served on November 14, 2016. We have answered the complaint and denied all material allegations asserted therein.  The parties are now engaged in discovery.  No trial date has been set.

With respect to the global settlement programs referenced above, the personal injury cases in the MDL and LASC Coordinated Cases and in other state courts were largely solicited and handled by the same plaintiffs law firms. Accordingly, mediations to discuss potential resolution of the various lawsuits brought by these firms were held on May 18, June 18, and July 24, 2015. At the conclusion of those mediations, the parties reached an agreement in principle on a global settlement program that is expected to resolve all or substantially all of the claims by persons represented by those firms. A master settlement agreement was executed as of March 24, 2016 and the parties are in the process of completing individual settlements. To the extent that the settlements with individual claimants are not finalized or otherwise consummated such that the litigation proceeds, it is too early to predict the outcome of any case, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be adequate to cover any losses. The settlements have been reached for business purposes in order to end the distraction of litigation, and the Company continues to believe it has meritorious defenses and intends to defend any remaining cases vigorously. In addition, it is too early to predict whether there will be future personal injury cases filed which are not covered by the global settlement program, whether adverse results in any single case or in the aggregate would have a material adverse impact on our operations or financial position, and whether insurance coverage will be available and/or adequate to cover any losses.

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of the Company’s alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including the Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, The Company responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and BOBS Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toe’s and Bob’s canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bob’s canvas shoes do not infringe. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intend to defend these legal matters vigorously.

In accordance with U.S. GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2016, nor is it possible to estimate what litigation-related costs will be in the future.

(8)	STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 500 million shares of Class A Common Stock, par value $.001 per share, 75 million shares of Class B Common Stock, par value $.001 per share, and 10 million shares of preferred stock, $.001 par value per share.

During 2016, 2015 and 2014, certain Class B stockholders converted 1,733,270 shares, 5,131,296 shares and 1,199,328 shares, respectively, of Class B Common Stock to Class A Common Stock (see Note 10 – Earnings Per Share).

(9)	NONCONTROLLING INTERESTS

The following VIEs are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	December 31, 2016	December 31, 2015
Current assets	$2,006	$2,111
Non-current assets	108,668	113,928
Total assets	$110,674	$116,039

Current liabilities	$2,469	$2,461
Non-current liabilities	68,168	69,951
Total liabilities	$70,637	$72,412

Distribution joint ventures (1)	December 31, 2016	December 31, 2015
Current assets	$289,227	$154,060
Non-current assets	49,229	34,782
Total assets	$338,456	$188,842

Current liabilities	$132,518	$68,198
Non-current liabilities	2,214	62
Total liabilities	$134,732	$68,260

(1) Distribution joint ventures include Skechers Limited (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net earnings attributable to non-controlling interests	$41,866	$29,135	$13,385
Distributions to:
HF Logistics-SKX, LLC	4,091	38,092	3,700
Skechers China Limited	11,922	450	350
Skechers Southeast Asia Limited	1,280	—	—
Skechers Hong Kong Limited	451	—	—
Contributions from:
India distribution joint ventures	2,943	2,273	504
Skechers Korea Co., Ltd.	8,273	—	—
Skechers Footwear Ltd. (Israel)	2,764	—	—

(10)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

Basic earnings per share	2016	2015	2014
Net earnings attributable to Skechers U.S.A., Inc.	$243,493	$231,912	$138,811
Weighted average common shares outstanding	154,169	152,847	151,839
Basic earnings per share attributable to Skechers U.S.A., Inc.	$1.58	$1.52	$0.91

Diluted earnings per share	2016	2015	2014
Net earnings attributable to Skechers U.S.A., Inc.	$243,493	$231,912	$138,811

Weighted average common shares outstanding	154,169	152,847	151,839
Dilutive effect of nonvested shares	915	1,353	1,240
Weighted average common shares outstanding	155,084	154,200	153,079

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$1.57	$1.50	$0.91

There were 346,912 shares excluded from the computation of diluted earnings per share for the year ended December 31, 2016. There were no shares excluded from the computation of diluted earnings per share for the years ended December 31, 2015 and 2014.

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

A summary of the status and changes of nonvested shares related to the 2007 Plan as of and for the period ended December 31, 2016 is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Nonvested at January 1, 2014	828,498	$6.68
Granted	3,277,500	15.67
Vested/Released	(291,999)	6.66
Cancelled	(22,500)	6.25
Nonvested at December 31, 2014	3,791,499	14.46
Granted	40,500	29.83
Vested/Released	(1,106,499)	11.81
Nonvested at December 31, 2015	2,725,500	15.77
Granted	1,444,000	31.69
Vested/Released	(1,108,336)	12.32
Cancelled	(18,000)	17.81
Nonvested at December 31, 2016	3,043,164	24.57

As of December 31, 2016, a total of 9,682,643 shares remain available for grant as equity awards under the 2007 Plan.

The Company recognized in the consolidated statements of earnings compensation expense of $23.1 million, $18.3 million and $8.7 million and related excess income tax benefits of $4.7 million, $8.0 million, and $1.4 million for grants under its 2007 Plan and 2008 ESPP compensation plans for the years ended December 31, 2016, 2015, and 2014, respectively. Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. There was $57.0 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2016, which is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the period ended December 31, 2016 and 2015 was $13.7 million and $13.1 million, respectively.

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

During 2016, 2015 and 2014, 220,844 shares, 223,892 shares and 306,459 shares were issued under the 2008 ESPP for which the Company received approximately $5.1 million, $4.3 million and $3.4 million, respectively.

(12)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	2016	2015	2014
Federal:
Current	$45,258	$45,095	$7,677
Deferred	(3,961)	2,774	23,659
Total federal	41,297	47,869	31,336
State:
Current	3,406	2,506	2,060
Deferred	(49)	1,798	529
Total state	3,357	4,304	2,589
Foreign:
Current	31,046	21,204	5,399
Deferred	(1,575)	(927)	(140)
Total foreign	29,471	20,277	5,259
Total income taxes	$74,125	$72,450	$39,184

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

The Company’s earnings (loss) before income taxes and income tax expense for 2016, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense
United States	$105,589	$44,654	$136,726	$52,173	$82,778	$32,500
Peoples Republic of China (“China”)	72,584	11,720	49,027	11,084	15,201	1,179
Jersey (1)	146,880	—	123,721	—	77,555	—
Non-benefited loss operations (2)	(16,189)	12	(16,719)	164	(13,021)	—
Other jurisdictions (3)	50,620	17,739	40,742	9,029	28,867	5,505
Earnings before income taxes	$359,484	$74,125	$333,497	$72,450	$191,380	$39,184
Effective tax rate (4)		20.6%		21.7%		20.5%

(1)	Jersey does not assess income tax on corporate net earnings.
(2)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Brazil, India, Israel, Japan, Panama, Poland, Romania, and South Korea.

(3)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5% of consolidated earnings (loss) before taxes in the period being reported: Albania, Austria, Belgium, Bosnia & Herzegovina, Canada, Chile, Colombia, Costa Rica, France, Germany, Hong Kong, Hungary, India, Italy, Kosovo, Macedonia, Malaysia, Montenegro, Netherlands, Panama, Peru, Poland, Portugal, Romania, Serbia, Singapore, Spain, Switzerland, Thailand, Vietnam, and the United Kingdom.

(4)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2016, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 39%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2016, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $105.6 million, with income tax expense of $44.7 million, which is an average rate of 42.3%.  Earnings (loss) before income taxes in non-U.S. jurisdictions were $253.9 million, with an aggregate income tax expense of $29.5 million, which is an average rate of 11.6%. Combined, this results in consolidated earnings before income taxes for the period of $359.5 million, and consolidated income tax expense for the period of $74.1 million, resulting in an effective tax rate of 20.6%.  For 2016, $253.9 million in earnings before income tax earned outside the U.S., $146.9 million was earned in Jersey, which does not impose a tax on corporate earnings.  In Jersey, earnings before income taxes increased by $23.2 million, or 18.7%, to $146.9 million in 2016 from $123.7 million in 2015. This increase was primarily attributable to the Company experiencing an increase of $344.9 million in net sales in the “Other international” geographic area for 2016 (see Note 17 – Segment and Geographic Reporting), which resulted in a significant increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements. Due to the scalability of our operations, increases in net sales in the “Other international” geographic area from 2015 to 2016 resulted in a disproportionately greater increase in earnings before income taxes in Jersey.  In addition, there were foreign losses of $16.2 million for which no tax benefit was recognized during the year ended December 31, 2016 because of the provision of offsetting valuation allowances, but in which nonrefundable withholding taxes were paid. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of the Company’s consolidated earnings (loss) before taxes in any of the years shown. Unremitted earnings of non-U.S. subsidiaries are expected to be reinvested outside of the U.S. indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

As of December 31, 2016, the Company had approximately $718.5 million in cash and cash equivalents, of which $368.4 million, or 51.3%, was held outside the U.S. Of the $368.4 million held by the Company’s non-U.S. subsidiaries, approximately $33.4 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s consolidated financial statements as of December 31, 2016. The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months and the Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Because of the need for cash for operating capital and continued overseas expansion, the Company also does not foresee the need for any of its foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. As of December 31, 2016 and 2015, U.S. income taxes have not been provided on cumulative total earnings of $699.6 million and $482.7 million, respectively.

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2016	2015	2014
Expected income tax expense	$125,819	$116,724	$66,981
State income tax, net of federal benefit	2,335	2,011	1,032
Rate differential on foreign income	(58,508)	(44,541)	(27,364)
Change in unrecognized tax benefits	135	(2,233)	(2,717)
Non-deductible expenses	2,330	(350)	288
Other	575	285	3,333
Change in valuation allowance	1,439	554	(2,369)
Total provision for income taxes	$74,125	$72,450	$39,184
Effective tax rate	20.6%	21.7%	20.5%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below (in thousands):

	2016	2015
Deferred tax assets:
Inventory adjustments	$6,985	$6,249
Accrued expenses	29,094	17,619
Allowances for bad debts and chargebacks	4,837	6,972
Loss carryforwards	20,891	23,073
Business credit carryforward	5,031	5,214
Share-based compensation	5,993	3,628
Valuation allowance	(19,527)	(18,088)
Total deferred tax assets	53,304	44,667
Deferred tax liabilities:
Prepaid expenses	8,422	8,566
Depreciation on property, plant and equipment	19,251	22,406
Total deferred tax liabilities	27,673	30,972
Net deferred tax assets	$25,631	$13,695

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2016 were $5.0 million and $31.7 million, respectively. State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2015 were $8.8 million and $33.3 million, respectively. These tax credit and net operating loss carry-forward amounts don’t begin to expire until 2028 and 2021, respectively. As of December 31, 2016 and 2015, no valuation allowance against the related deferred tax asset have been recorded for these credit and loss and credit carry-forwards as it is believed the carry-forwards will be fully utilized in reducing future taxable income.

As of December 31, 2016 and 2015, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $69.4 million and $66.8 million, respectively. Some of these net operating losses expire beginning in 2017; however others can be carried forward indefinitely. As of December 31, 2016 and 2015, valuation allowances of $16.7 million and $16.5 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

The balance of unrecognized tax benefits, included in prepaid expenses in the consolidated balance sheets, increased by $0.5 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015
Beginning balance	$6,143	$7,936
Additions for current year tax positions	1,069	888
Additions for prior year tax positions	138	—
Reductions for prior year tax positions	—	(1,099)
Settlement of uncertain tax positions	(616)	—
Reductions related to lapse of statute of limitations	(126)	(1,582)
Ending balance	$6,608	$6,143

If recognized, $5.5 million of unrecognized tax benefits would be recorded as a reduction in income tax expense.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled $0.4 million, $0.6 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Accrued interest and penalties were $1.1 million and $1.5 million as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, the Company’s tax filings are generally subject to examination in the U.S. and most foreign jurisdictions for years ending on or after December 31, 2012, and in several Asian and European tax jurisdictions for years ending on or after December 31, 2006. During the year, the Company reduced the balance of 2016 and prior year unrecognized tax benefits by $0.1 million as a result of expiring statutes. It is reasonably possible that certain domestic and foreign statutes will expire during the next twelve months which would reduce the balance of 2016 and prior year unrecognized tax benefits by $0.4 million.

The Company is currently under examination by a number of states and certain foreign jurisdictions. During the year ended December 31, 2016, there was a $0.6 million reduction in the balance of 2016 and prior year unrecognized tax benefits due to settlements of examinations. It is reasonably possible that certain state and foreign examinations could be settled during the next twelve months which would reduce the balance of 2016 and prior year unrecognized tax benefits by $0.9 million.

In November 2015, the FASB issued ASU No. 2015‑17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets are classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. In the first quarter of 2016, the Company early adopted ASU 2015-17 on a retrospective basis. For all periods presented, deferred income taxes are reported as “Deferred tax assets” or “Deferred tax liabilities” on the condensed consolidated balance sheets. Prior to adoption, the Company reported deferred income taxes in either “Deferred tax assets,” “Other assets,” or “Other long-term liabilities” in the consolidated balance sheets, depending on whether the net current deferred income taxes and net non-current deferred income taxes were in an asset or liability position. The change in presentation as of December 31, 2015 resulted in a reduction of current deferred tax assets and non-current deferred tax liabilities, and an increase of non-current deferred tax assets. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements, financial condition or results of operations.

(13)	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period. The Company did not make a contribution to the plan for the years ended December 31, 2016, 2015 and 2014, respectively.

In May 2013, the Company established the Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”), which allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees, which will be determined by the Company’s Compensation Committee. The Company did not make a contribution to the plan for the year ended December 31, 2016, 2015 or 2014.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts as determined monthly. The Company has established a rabbi trust (the “Trust”) as a reserve for the benefits payable under the Plan. The assets of the Trust and deferred liabilities are presented in the Company’s consolidated balance sheets.

(14)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates a significant portion of its sales in the United States; however, several of its products are sold into various foreign countries, which subject the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect the Company’s estimates and its performance. The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $169.4 million and $180.2 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2016 and 2015, respectively. Foreign accounts receivable, which are generally collateralized by letters of credit, amounted to $199.1 million and $188.0 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2016 and 2015, respectively. International net sales amounted to $1.64 billion, $1.27 billion and $819.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s credit losses charged to expense for the years ended December 31, 2016, 2015 and 2014 were $12.7 million, $5.2 million and $11.8 million, respectively. In addition, the Company’s recorded sales return and allowance expense for the years ended December 31, 2016, 2015 and 2014 were $16.9 million, $2.3 million and $2.3 million, respectively.

Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.06 billion and $773.5 million at December 31, 2016 and 2015, respectively.

During 2016, 2015 and 2014, no customer accounted for 10.0% or more of net sales. No customer accounted for more than 10% of net trade receivables at December 31, 2016 or 2014. As of December 31, 2015, one customer accounted for 10.6% of gross trade receivables. During 2016, 2015 and 2014, net sales to the five largest customers were approximately 11.3%, 14.6% and 15.7%, respectively.

The Company’s top five manufacturers produced the following for the years ended December 31, 2016, 2015 and 2014, respectively:

	Percentage of Total Production Years Ended December 31,
	2016	2015	2014
Manufacturer #1	22.9%	31.5%	37.5%
Manufacturer #2	10.1%	9.1%	6.1%
Manufacturer #3	8.8%	7.3%	5.7%
Manufacturer #4	4.9%	5.0%	4.9%
Manufacturer #5	4.3%	3.6%	4.7%
	51.0%	56.5%	58.9%

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

The Company paid approximately $111,000, $180,000, and $160,000 during 2016, 2015 and 2014, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events, including the Company’s holiday party at the Shade Hotel in Manhattan Beach, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and three other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC, the Shade Hotel in Manhattan Beach at December 31, 2016 or 2015.

The Company paid approximately $110,000 during 2016 to the Redondo Beach Hospitality Company, LLC (“RBHC”) for lodging, food and events, including the Company’s 2016 holiday party at the Shade Hotel in Redondo Beach, which is owned and operated by RBHC. Michael Greenberg, President and a director of the Company, owns a 5% beneficial ownership interest in RBHC, and three other officers, directors and senior vice presidents of the Company own in aggregate an additional 3% beneficial ownership in RBHC. The Company had no outstanding accounts receivable or payable with RBHC or the Shade Hotel in Redondo Beach, at December 31, 2016 or 2015.

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the year ended December 31, 2016, the Company made contributions of $1.0 million to the Foundation. During the year ended December 31, 2015, and 2014 the Company did not make any contributions to the Foundation.

The Company had receivables from officers and employees of $0.8 million and $1.3 million at December 31, 2016 and 2015, respectively. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time. The Company had no other significant transactions with or payables to officers, directors or significant shareholders of the Company.

(16)	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2016, to assess the need for potential recognition or disclosure in this filing. Based on this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements.

(17)	SEGMENT AND GEOGRAPHIC REPORTING

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

	2016	2015	2014
Net sales
Domestic wholesale	$1,199,832	$1,219,779	$997,994
International wholesale	1,391,235	1,094,395	689,195
Retail	972,244	833,149	690,372
Total	$3,563,311	$3,147,323	$2,377,561

	2016	2015	2014
Gross profit
Domestic wholesale	$454,088	$471,104	$367,980
International wholesale	616,110	454,665	292,722
Retail	564,398	498,239	411,203
Total	$1,634,596	$1,424,008	$1,071,905

	2016	2015
Identifiable assets
Domestic wholesale	$1,161,719	$1,086,554
International wholesale	954,874	713,424
Retail	277,077	239,900
Total	$2,393,670	$2,039,878

	2016	2015	2014
Additions to property, plant and equipment
Domestic wholesale	$33,677	$38,080	$9,655
International wholesale	44,286	37,909	18,899
Retail	41,508	42,155	28,351
Total	$119,471	$118,144	$56,905

Geographic Information

The following summarizes the Company’s operations in different geographic areas as of and for the years ended December 31:

	2016	2015	2014
Net Sales (1)
United States	$1,920,051	$1,876,201	$1,558,226
Canada	130,555	103,268	85,139
Other international (2)	1,512,705	1,167,854	734,196
Total	$3,563,311	$3,147,323	$2,377,561

	2016	2015
Property, plant and equipment, net
United States	$374,459	$356,704
Canada	10,410	8,447
Other international (2)	109,604	70,756
Total	$494,473	$435,907

(1)

The Company has subsidiaries in Asia, Central America, Europe, the Middle East, North America, and South America that generate net sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in Asia that generate net sales from those countries. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. External net sales are attributable to geographic regions based on the location of each of the Company’s subsidiaries. A subsidiary may earn revenue from external net sales and external royalties, or from inter-subsidiary net sales, royalties, fees and commissions provided in accordance with certain inter-subsidiary agreements. The resulting earnings of each subsidiary in its respective country are recognized under each respective country’s tax code. Inter-subsidiary revenues and expenses subsequently are eliminated in the Company’s consolidated financial statements and are not included as part of the external net sales reported in different geographic areas.

(2)	Other international consists of Asia, Central America, Europe, the Middle East, and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, we do not authorize or permit any distribution or sales of our product in these countries, and we are not aware of any current or past distribution or sales of our product in Sudan or Syria.

(18)	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial data are as follows (in thousands):

2016	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$978,794	$877,810	$942,417	$764,290
Gross profit	432,152	416,254	429,978	356,212
Net earnings	109,639	84,009	76,542	15,169
Net earnings attributable to Skechers U.S.A., Inc.	97,612	74,107	65,110	6,664

Net earnings per share:
Basic	0.63	0.48	0.42	0.04
Diluted	0.63	0.48	0.42	0.04

2015	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$767,997	$800,464	$856,179	$722,683
Gross profit	332,540	374,608	387,006	329,854
Net earnings	61,658	87,065	73,834	38,490
Net earnings attributable to Skechers U.S.A., Inc.	56,080	79,782	66,602	29,448

Net earnings per share:
Basic	0.37	0.52	0.44	0.19
Diluted	0.37	0.52	0.43	0.19

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that our internal control over financial reporting is effective as of such time.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is set forth below.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2016. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Skechers U.S.A., Inc.

Manhattan Beach, CA

We have audited Skechers U.S.A., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Skechers U.S.A., Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Skechers U.S.A., Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skechers U.S.A., Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, equity, cash flows, and schedule for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

March 1, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 44 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 75 of this annual report on Form 10-K.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.
ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2016, 2015, and 2014

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO REVENUE COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF PERIOD
Year-ended December 31, 2014
Allowance for chargebacks	$2,490	$5,530	$(1,469)	$6,551
Allowance for doubtful accounts	5,980	6,284	(6,823)	5,441
Reserve for sales returns and allowances	7,456	2,339	(780)	9,015
Reserve for shrinkage	266	1,292	(1,220)	338
Reserve for obsolescence	3,485	5,656	(6,140)	3,001
Year-ended December 31, 2015
Allowance for chargebacks	$6,551	$3,703	$(3,189)	$7,065
Allowance for doubtful accounts	5,441	1,538	(1,026)	5,953
Reserve for sales returns and allowances	9,015	2,279	(52)	11,242
Reserve for shrinkage	338	2,014	(1,945)	407
Reserve for obsolescence	3,001	10,321	(10,041)	3,281
Year-ended December 31, 2016
Allowance for chargebacks	$7,065	$10,882	$(6,973)	$10,974
Allowance for doubtful accounts	5,953	1,837	(2,170)	5,620
Reserve for sales returns and allowances	11,242	18,101	(4,290)	25,053
Reserve for shrinkage	407	2,396	(2,261)	542
Reserve for obsolescence	3,281	22,867	(15,220)	10,928

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K (File No. 001-14429) for the year ended December 31, 2005).

3.2(b)

Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K (File No. 001-14429) filed with the Securities and Exchange Commission on December 20, 2007).

4.1

Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed with the Securities and Exchange Commission on May 12, 1999).

10.1**	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.2**	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2016).

10.2(a)**

First Amendment to the 2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2016).

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K (File No. 001-14429) filed with the Securities and Exchange Commission on May 24, 2007).

10.4**

Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K (File No. 001-14429) for the year ended December 31, 2007).

10.5**

2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K (File No. 001-14429) filed with the Securities and Exchange Commission on May 24, 2007).

10.5(a)**	Amendment No. 1 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q (File No. 001-14429) for the quarter ended June 30, 2010).

10.5(b)**	Amendment No. 2 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 3.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.6**

Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K (File No. 001-14429) for the year ended December 31, 1999).

10.6(a)**

List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K (File No. 001-14429) for the year ended December 31, 2005).

10.7

Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q (File No. 001-14429) for the quarter ended June 30, 1999).

10.8

Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q (File No. 001-14429) for the quarter ended June 30, 1999).

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

10.11

Amended and Restated Limited Liability Company Agreement dated April 12, 2010 between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.11 of the Registrant’s Form 10-K (File No. 001-14429) for the year ended December 31, 2011).

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

10.13

Lease Agreement dated September 25, 2007 between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K (File No. 001-14429) filed with the Securities and Exchange Commission on September 27, 2007).

10.13(a)

First Amendment to Lease Agreement, dated December 18, 2009, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q (File No. 001-14429) for the quarter ended March 31, 2010).

10.13(b)

Second Amendment to Lease Agreement, dated April 12, 2010, between the Registrant and HF Logistics I, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q (File No. 001-14429) for the quarter ended September 30, 2010).

10.13(c)

Assignment of Lease Agreement, dated April 12, 2010, between HF Logistics I, LLC and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q (File No. 001-14429) for the quarter ended September 30, 2010).

10.13(d)

Third Amendment to Lease Agreement, dated August 18, 2010, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q (File No. 001-14429) for the quarter ended September 30, 2010).

10.14

Lease Agreement, dated August 12, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.29 of the Registrant’s Form 10-K (File No. 001-14429) for the year ended December 31, 2002).

10.14(a)

Addendum to Lease Agreement, dated January 19, 2006, between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.17(a) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.14(b)

Addendum 2 to Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K (File No. 001-14429) filed with Securities and Exchange Commission on May 27, 2008).

10.14(c)

Addendum 3 to Agreement dated June 11, 2013 and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.17(c) of the Registrant’s Form 10-K for the year ended December 31, 2015).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.14(d)

Addendum 4 to Agreement dated October 17, 2014 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.17(d) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.15

Lease Agreement dated May 20, 2008 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III SPRL, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K (File No. 001-14429) filed with the Securities and Exchange Commission on May 27, 2008).

10.15(a)

Addendum 1 to Lease Agreement, dated March 10, 2009, between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III BVBA, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.18(a) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.15(b)

Addendum 2 to Lease Agreement dated December 22, 2009 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III BVBA, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.18(b) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.15(c)

Addendum 3 to Agreement dated June 11, 2013 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.18(c) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.15(d)

Addendum 4 to Agreement dated October 17, 2014 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.18(d) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.16

Lease Agreement dated October 17, 2014 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II BVBA, regarding ProLogis Park Liege Distribution Center III in Liege, Belgium (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2015).

10.16(a)

Addendum to Agreement dated August 3, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA, and ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Centers I, II and III in Liege, Belgium (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.17

Lease Agreement dated July 10, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium II BVBA, regarding ProLogis Park Liege Distribution Center IV in Liege, Belgium (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.17(a)

Addendum to Agreement dated August 3, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA, and ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center IV in Liege, Belgium (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.18

Lease Agreement dated July 1, 2016 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and Warehouse and Industrial Properties (W.I.P.) SA, regarding Liegistics Park 34, Avenue du Parc Industriel in Milmort, Belgium.

10.19	Lease Agreement dated November 17, 2015 by and between the Registrant and Omni Manhattan Towers Limited Partnership, regarding 1240 Rosecrans Avenue, Suites 300 and 400, Manhattan Beach, California.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
***

In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 1st day of March 2017.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	March 1, 2017
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	March 1, 2017
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	March 1, 2017
David Weinberg	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Jeffrey Greenberg	Director	March 1, 2017
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	March 1, 2017
Geyer Kosinski

/s/ Morton D. Erlich	Director	March 1, 2017
Morton D. Erlich

/s/ Richard Siskind	Director	March 1, 2017
Richard Siskind

/s/ Thomas Walsh	Director	March 1, 2017
Thomas Walsh

/s/ Rick Rappaport	Director	March 1, 2017
Rick Rappaport