Form 10-Q
period 2017-03-31
SKECHERS USA INC
filed 2017-05-05
CIK 1065837

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 1, 2017: 133,787,930.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF MAY 1, 2017: 24,545,188.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$607,813	$718,536
Trade accounts receivable, less allowances of $51,457 in 2017 and $41,647 in 2016	551,598	326,844
Other receivables	20,504	19,191
Total receivables	572,102	346,035
Inventories	585,814	700,515
Prepaid expenses and other current assets	60,568	62,680
Total current assets	1,826,297	1,827,766
Property, plant and equipment, net	502,658	494,473
Deferred tax assets	26,059	26,043
Other assets, net	50,697	45,388
Total non-current assets	579,414	565,904
TOTAL ASSETS	$2,405,711	$2,393,670
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,788	$1,783
Short-term borrowings	6,303	6,086
Accounts payable	423,902	520,437
Accrued expenses	81,590	93,424
Total current liabilities	513,583	621,730
Long-term borrowings, excluding current installments	68,775	67,159
Deferred tax liabilities	431	412
Other long-term liabilities	20,408	18,855
Total non-current liabilities	89,614	86,426
Total liabilities	603,197	708,156
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 130,835 and 130,386 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	131	130
Class B convertible common stock, $0.001 par value; 75,000 shares authorized; 24,545 shares issued and outstanding at March 31, 2017 and December 31, 2016	24	24
Additional paid-in capital	425,665	419,038
Accumulated other comprehensive loss	(23,704)	(26,604)
Retained earnings	1,305,040	1,211,045
Skechers U.S.A., Inc. equity	1,707,156	1,603,633
Noncontrolling interests	95,358	81,881
Total stockholders' equity	1,802,514	1,685,514
TOTAL LIABILITIES AND EQUITY	$2,405,711	$2,393,670

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,072,808	$978,794
Cost of sales	596,310	546,642
Gross profit	476,498	432,152
Royalty income	4,230	2,625
	480,728	434,777
Operating expenses:
Selling	73,809	53,878
General and administrative	282,496	242,349
	356,305	296,227
Earnings from operations	124,423	138,550
Other income (expense):
Interest income	413	266
Interest expense	(1,490)	(1,388)
Other, net	696	2,779
Total other income (expense)	(381)	1,657
Earnings before income tax expense	124,042	140,207
Income tax expense	17,407	30,568
Net earnings	106,635	109,639
Less: Net earnings attributable to non-controlling interests	12,640	12,027
Net earnings attributable to Skechers U.S.A., Inc.	$93,995	$97,612
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.61	$0.63
Diluted	$0.60	$0.63
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	155,097	153,745
Diluted	155,927	154,818

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net earnings	$106,635	$109,639
Other comprehensive income, net of tax:
Gain on foreign currency translation adjustment	4,583	5,998
Comprehensive income	111,218	115,637
Less: Comprehensive income attributable to non-controlling interests	14,323	12,973
Comprehensive income attributable to Skechers U.S.A., Inc.	$96,895	$102,664

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$106,635	$109,639
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	18,879	14,872
Amortization of other assets	3,454	2,621
Provision for bad debts and returns	11,988	7,330
Non-cash share-based compensation	6,628	4,656
Deferred income taxes	—	1,911
Loss (gain) on non-current assets	(585)	154
Net foreign currency adjustments	(492)	(2,430)
Excess tax benefits from share-based compensation	(1,374)	—
(Increase) decrease in assets:
Receivables	(233,676)	(201,312)
Inventories	117,963	122,178
Prepaid expenses and other current assets	(180)	11,727
Other assets	(4,087)	(2,639)
Decrease in liabilities:
Accounts payable	(98,279)	(72,830)
Accrued expenses and other long-term liabilities	(11,279)	(27,244)
Net cash used in operating activities	(84,405)	(31,367)
Cash flows from investing activities:
Capital expenditures	(28,882)	(35,197)
Purchases of investments	(684)	(1,214)
Proceeds from sales of investments	240	131
Net cash used in investing activities	(29,326)	(36,280)
Cash flows from financing activities:
Payments on long-term debt	(444)	(1,679)
Proceeds from long-term debt	2,065	—
Payments on short-term borrowings	(219)	—
Excess tax benefits from share-based compensation	—	3,879
Distributions to non-controlling interests of consolidated entity	(892)	(3,988)
Contributions from non-controlling interests of consolidated entity	46	2,905
Net cash provided by financing activities	556	1,117
Net decrease in cash and cash equivalents	(113,175)	(66,530)
Effect of exchange rates on cash and cash equivalents	2,452	2,367
Cash and cash equivalents at beginning of the period	718,536	507,991
Cash and cash equivalents at end of the period	$607,813	$443,828

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,455	$1,370
Income taxes, net	10,538	8,281

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

(1)	GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S‑X. Accordingly, they do not include certain notes and financial presentations normally required under U.S. GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out or average cost.  During the quarter ended March 31, 2017, the Company adopted ASU 2015-11. The adoption of ASU 2015-11 did not have a material impact on the Company’s condensed consolidated financial statements.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 2). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of March 31, 2017 and December 31, 2016, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities on the Company’s condensed consolidated balance sheets.

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

Royalty income is earned from licensing arrangements. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue when earned. The first calculated royalty payment is based on actual sales of the licensed product or, in some cases, minimum royalty payments. Typically, at each quarter-end, the Company receives correspondence from licensees indicating actual sales for the period, which is used to calculate and accrue the related royalties currently receivable based on the terms of the agreement.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard will become effective for the Company’s annual and interim reporting periods beginning January 1, 2018 and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16; however at the current time the Company does not know what impact the adoption of this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively adopted as of the earliest date practicable. ASU 2016-15 is effective for the Company’s annual and interim reporting periods beginning January 1, 2018. The Company is currently evaluating the impact of ASU 2016-15; however at the current time the Company does not know what impact the adoption of this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of ASU 2016-13; however at the current time the Company does expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet, which will increase lessees’ reported assets and liabilities. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning January 1, 2019. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently assessing the impact of the new standard on its consolidated financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, administrative offices, retail stores, showrooms, and distribution facilities, as well as additional disclosure on all of the Company’s lease obligations. The earnings statement recognition of lease expense is not expected to change materially from the current methodology.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard should be applied prospectively and is effective for the Company’s annual and interim reporting periods beginning January 1, 2018. The Company is currently evaluating the impact of ASU 2016-01; however at the current time the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, Accounting Standards Codification 606 (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively, as clarifications to ASU 2014-09. ASU 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in 13 narrow focus aspects of the guidance. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASU’s also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.  The Company will adopt the new revenue standards in the first quarter of 2018. The Company has not selected a transition method. The Company is still completing the assessment of the impact of these ASUs on its consolidated financial statements; however at the current time the Company does not expect that the adoption of these ASUs will have a material impact on its consolidated financial statements.

(2)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $4.5 million and $2.0 million of outstanding letters of credit as of March 31, 2017 and December 31, 2016, respectively, and approximately $6.3 million and $6.1 million in short-term borrowings as of March 31, 2017 and December 31, 2016, respectively.

Long-term borrowings at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	2017	2016
Note payable to banks, due in monthly installments of $121.3 (includes principal and interest), variable-rate interest at 2.98% per annum, secured by property, balloon payment of $62,843 due August 2020	$67,695	$68,059
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $2,065 due January 2021	2,065	—
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5 (includes principal and interest), fixed- rate interest at 5.24% per annum due July 2019	803	883
Subtotal	70,563	68,942
Less current installments	1,788	1,783
Total long-term borrowings	$68,775	$67,159

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions, and financial covenants of its long-term borrowings as of March 31, 2017 and December 31, 2016.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of March 31, 2017 and December 31, 2016, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of March 31, 2017, is related to the Company’s international operations.

On April 30, 2010, HF Logistics-SKX, LLC (the “JV”), through its subsidiary HF-T1, entered into a construction loan agreement with Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the project on certain property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, and increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015. On August 11, 2015, the JV, through HF-T1, entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification.

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and its joint-venture partner HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a prepayment on the Original Loan based on the Company’s 50% equity interest in the JV. The prepayment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate of the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF is responsible for the related interest expense payments on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense paid related to the New Loan has been included in the Company’s consolidated statement of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015.

(3)	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2017, no shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2016, 1,050,862 shares of Class B common stock, were converted into shares of Class A common stock.

The following table reconciles equity attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2017	2016
Non-controlling interests, beginning of period	$81,881	$48,178
Net earnings	12,640	12,027
Foreign currency translation adjustment	1,683	945
Capital contributions	46	2,905
Capital distributions	(892)	(3,988)
Non-controlling interests, end of period	$95,358	$60,067

(4)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products primarily throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2017 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	March 31, 2017	December 31, 2016
Current assets	$2,684	$2,006
Non-current assets	107,352	108,668
Total assets	$110,036	$110,674

Current liabilities	$2,930	$2,469
Non-current liabilities	67,720	68,168
Total liabilities	$70,650	$70,637

Distribution joint ventures (1)	March 31, 2017	December 31, 2016
Current assets	$313,339	$289,227
Non-current assets	54,533	49,229
Total assets	$367,872	$338,456

Current liabilities	$134,709	$132,518
Non-current liabilities	4,297	2,214
Total liabilities	$139,006	$134,732

(1)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended March 31,
	2017	2016
Net earnings attributable to non-controlling interests	$12,640	$12,027
Distributions to:
HF Logistics-SKX, LLC	(892)	(905)
Skechers China Limited	—	(3,083)
Contributions from:
India distribution joint ventures	—	2,905
Skechers Footwear Ltd. (Israel)	46	—
(5)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Basic earnings per share	2017	2016
Net earnings attributable to Skechers U.S.A., Inc.	$93,995	$97,612
Weighted average common shares outstanding	155,097	153,745
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.61	$0.63

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Diluted earnings per share	2017	2016
Net earnings attributable to Skechers U.S.A., Inc.	$93,995	$97,612

Weighted average common shares outstanding	155,097	153,745
Dilutive effect of nonvested shares	830	1,073
Weighted average common shares outstanding	155,927	154,818

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.60	$0.63

There were 126,636 shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2017. There were no shares excluded from the computation of diluted earnings per share for the quarter ended March 31, 2016.

(6)	STOCK COMPENSATION

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $6.6 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Incentive Award Plan (the “2007 Plan”), as of and for the three months ended March 31, 2017 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	3,043,164	$24.57
Granted	352,000	22.65
Vested	(448,500)	18.21
Cancelled	(3,000)	31.29
Nonvested at March 31, 2017	2,943,664	25.30

As of March 31, 2017, there was $58.7 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.4 years.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As of January 1, 2017, the calculation of diluted weighted average shares outstanding was changed prospectively to no longer include excess tax benefits as assumed proceeds. This change did not have a material impact on the Company’s calculation of diluted earnings per share. Additionally, this ASU requires the recognition of excess tax benefits and deficiencies as income tax benefits or expenses in the income statement rather than to additional paid-in capital, which has been applied on a prospective basis to settlements of share-based payment awards occurring on or after January 1, 2017. The Company adopted ASU 2016-09 during the quarter ended March 31, 2017 and recorded a $1.4 million tax benefit in the condensed consolidated statement of earnings. ASU 2016-09 also requires that excess tax benefits be presented as operating activities on the statement of cash flows, which the Company has elected to apply on a prospective basis.

(7)	INCOME TAXES

Income tax expense and the effective tax rate for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2017	2016
Income tax expense	$17,407	$30,568
Effective tax rate	14.0%	21.8%

The tax provisions for the three months ended March 31, 2017 and 2016 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate for the remainder of 2017 to be between 14% and 19%, which is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended March 31, 2017 and 2016, the decrease in the effective tax rate was primarily due to an increase in the amount of projected foreign earnings relative to projected domestic earnings as compared to the same period in the previous years as well as $1.4 million in excess tax benefits recorded due to implementing ASU 2016-09.

As of March 31, 2017, the Company had approximately $607.8 million in cash and cash equivalents, of which $368.1 million, or 60.6%, was held outside the U.S. Of the $368.1 million held by the Company’s foreign subsidiaries, approximately $33.3 million is available for repatriation to the U.S. without incurring further U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

(8)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $274.1 million and $169.4 million before allowances for bad debts, sales returns and chargebacks at March 31, 2017 and December 31, 2016, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $328.9 million and $199.1 million before allowance for bad debts, sales returns and chargebacks at March 31, 2017 and December 31, 2016, respectively. The Company’s credit losses attributable to write-offs for the three months ended March 31, 2017 and 2016 were $0.1 million and $4.8 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.14 billion and $1.06 billion at March 31, 2017 and December 31, 2016, respectively.

The Company’s net sales to its five largest customers accounted for approximately 13.2% and 13.8% of total net sales for the three months ended March 31, 2017 and 2016, respectively. No customer accounted for more than 10.0% of the Company’s net sales during the three months ended March 31, 2017 and 2016. No customer accounted for more than 10.0% of trade receivables at March 31, 2017 or December 31, 2016.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Manufacturer #1	22.8%	26.4%
Manufacturer #2	10.9%	11.1%
Manufacturer #3	9.4%	10.5%
Manufacturer #4	5.6%	4.4%
Manufacturer #5	4.6%	3.5%
	53.3%	55.9%

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

	Three Months Ended March 31,
	2017	2016
Net sales:
Domestic wholesale	$358,432	$360,270
International wholesale	490,452	420,035
Retail	223,924	198,489
Total	$1,072,808	$978,794

	Three Months Ended March 31,
	2017	2016
Gross profit:
Domestic wholesale	$139,808	$140,516
International wholesale	210,314	176,020
Retail	126,376	115,616
Total	$476,498	$432,152

	March 31, 2017	December 31, 2016
Identifiable assets:
Domestic wholesale	$1,090,121	$1,161,719
International wholesale	1,034,232	954,874
Retail	281,358	277,077
Total	$2,405,711	$2,393,670

	Three Months Ended March 31,
	2017	2016
Additions to property, plant and equipment:
Domestic wholesale	$1,533	$10,136
International wholesale	11,793	15,979
Retail	15,556	9,082
Total	$28,882	$35,197

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Sales (1):
United States	$522,796	$512,237
Canada	48,228	37,069
Other international (2)	501,784	429,488
Total	$1,072,808	$978,794

	March 31, 2017	December 31, 2016
Property, plant and equipment, net:
United States	$376,496	$374,459
Canada	10,611	10,410
Other international (2)	115,551	109,604
Total	$502,658	$494,473

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

(2)	Other international includes Asia, Central America, Europe, the Middle East, North America and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, we do not authorize or permit any distribution or sales of our product in these countries, and we are not aware of any current or past distribution or sales of our product in Sudan or Syria.

(10)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the three months ended March 31, 2017 and 2016, the Company made contributions to the Foundation of $250,000 in each period.

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

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. The Company has resolved 1,743 personal injury claims in the MDL proceedings, comprised of 1,141 that were filed as formal actions and 602 that were submitted by plaintiff fact sheets. The Company has also settled 34 claims in principle—17 filed cases and 17 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 35 personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court. On March 30 and 31, 2017, the Court entered orders permitting limited fact discovery in two cases. No trial dates have been set.  All other MDL actions remain stayed.

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

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2017, nor is it possible to estimate what litigation-related costs will be in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2016.

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
•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2016 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our net sales for the three months ended March 31, 2017 were $1.07 billion, an increase of $94.0 million, or 9.6%, as compared to net sales of $978.8 million for the three months ended March 31, 2016, which was primarily attributable to increased sales across our international wholesale and retail businesses, which were offset by slightly reduced domestic wholesale sales. Gross margins increased slightly to 44.4% for the three months ended March 31, 2017 from 44.2% for the same period in the prior year. Net earnings attributable to Skechers U.S.A., Inc. were $94.0 million for the three months ended March 31, 2017, a decrease of $3.6 million, or 3.7%, compared to net earnings of $97.6 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2017 were $0.60, which reflected a 4.8% decrease from the $0.63 diluted earnings per share reported in the same prior-year period. The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2017 was primarily due to increased selling expenses of $19.9 million, increased general and administrative expenses of $40.2 million, of which $13.3 million was used to open and operate 59 new domestic and international retail stores and $9.3 million was to support our growth in China, and which were offset by decreased income tax expense of $13.2 million, and $44.3 million in increased gross profit due to improved gross margins. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended March 31,
	2017	2016
Percentage of revenues by segment:
Domestic wholesale	33.4%	36.8%
International wholesale	45.7%	42.9%
Retail	20.9%	20.3%
Total	100.0%	100.0%

As of March 31, 2017, we owned and operated 584 stores, which included 422 domestic retail stores and 162 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2017, we opened three domestic outlet stores, six domestic warehouse stores, two international concept stores, two international outlet stores, and one international warehouse store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2017, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our retail distribution channel by opening another 50 to 75 stores during the remainder of the year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended March 31,
	2017		2016
Net sales	$1,072,808	100.0%	$978,794	100.0%
Cost of sales	596,310	55.6	546,642	55.8
Gross profit	476,498	44.4	432,152	44.2
Royalty income	4,230	0.4	2,625	0.3
	480,728	44.8	434,777	44.5
Operating expenses:
Selling	73,809	6.9	53,878	5.5
General and administrative	282,496	26.3	242,349	24.8
	356,305	33.2	296,227	30.3
Earnings from operations	124,423	11.6	138,550	14.2
Interest income	413	—	266	—
Interest expense	(1,490)	(0.1)	(1,388)	(0.1)
Other, net	696	0.1	2,779	0.2
Earnings before income tax expense	124,042	11.6	140,207	14.3
Income tax expense	17,407	1.7	30,568	3.1
Net earnings	106,635	9.9	109,639	11.2
Less: Net earnings attributable to non-controlling interests	12,640	1.1	12,027	1.2
Net earnings attributable to Skechers U.S.A., Inc.	$93,995	8.8%	$97,612	10.0%

THREE MONTHS ENDED March 31, 2017 COMPARED TO THREE MONTHS ENDED March 31, 2016

Net sales

Net sales for the three months ended March 31, 2017 were $1.07 billion, an increase of $94.0 million, or 9.6%, as compared to net sales of $978.8 million for the three months ended March 31, 2016. The increase in net sales was primarily attributable to increased sales in our international wholesale and retail businesses from our Women’s Sport, Men’s Sport, Men’s USA and Kids’ divisions.

Our domestic wholesale net sales decreased $1.9 million, or 0.5%, to $358.4 million for the three months ended March 31, 2017 from $360.3 million for the three months ended March 31, 2016. The decrease in our domestic wholesale segment was attributable to lower average selling prices due to stronger sales in our lower priced lines including BOBS from Skechers and our sandal business. The average selling price per pair within the domestic wholesale decreased to $21.77 per pair for the three months ended March 31, 2017 compared to $22.87 per pair for the same period last year, which was primarily attributable to lower average selling prices for our BOBS and sandals products. The decrease in the domestic wholesale segment’s net sales came on a 4.5% unit sales volume increase to 16.5 million pairs for the three months ended March 31, 2017 from 15.8 million pairs for the same period in 2016.

Our international wholesale segment sales increased $70.5 million, or 16.8%, to $490.5 million for the three months ended March 31, 2017 compared to sales of $420.0 million for the three months ended March 31, 2016. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $61.5 million, or 17.6%, to $410.3 million for the three months ended March 31, 2017 compared to net sales of $348.8 million for the three months ended March 31, 2016. The largest sales increases during the quarter came from our subsidiaries in Canada and Chile and our joint ventures in China and South Korea, primarily due to increased sales of product from our Men’s USA, Men’s Sport and Kids’ divisions. Our distributor sales increased $8.9 million to $80.1 million for the three months ended March 31, 2017, a 12.5% increase from sales of $71.2 million for the three months ended March 31, 2016. The increase was primarily due to increased sales to our distributors in Turkey, Indonesia, and Australia and New Zealand.

Our retail segment sales increased $25.4 million to $223.9 million for the three months ended March 31, 2017, a 12.8% increase over sales of $198.5 million for the three months ended March 31, 2016. The increase in retail sales was primarily attributable to operating an additional net 59 stores and increased comparable store sales of 2.9% resulting from increased sales across several key divisions, including Women’s and Men’s Sport and Kids’ divisions. During the first quarter of 2017, we opened three domestic outlet stores, six domestic warehouse stores, two international concept stores, two international outlet stores, and one international warehouse store. For the three months ended March 31, 2017, our domestic retail sales increased 8.2% compared to the same period in 2016, which was primarily attributable to positive comparable domestic store sales of 1.5% and a net increase of 27 domestic stores. Our international retail store sales increased 28.0% compared to the same period in 2016, which was primarily attributable to positive comparable international store sales of 8.2% and a net increase of 32 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended March 31, 2017 increased $44.3 million, or 10.3%, to $476.5 million as compared to $432.2 million for the three months ended March 31, 2016. Gross profit as a percentage of net sales, or gross margins, slightly increased to 44.4% for three-month period ended March 31, 2017 from 44.2% for the same period in the prior year, primarily due to slightly higher gross margins from our international subsidiaries. Our domestic wholesale segment gross profit decreased $0.7 million to $139.8 million for the three months ended March 31, 2017 as compared to $140.5 million for the three months ended March 31, 2016, primarily due to stronger sales in our lower priced lines including BOBS from Skechers and our sandal business. Domestic wholesale margins were 39.0% for the three months ended March 31, 2017 and 2016.

Gross profit for our international wholesale segment increased $34.3 million, or 19.5%, to $210.3 million for the three months ended March 31, 2017 as compared to $176.0 million for the three months ended March 31, 2016. International wholesale gross margins were 42.9% for the three months ended March 31, 2017 compared to 41.9% for the three months ended March 31, 2016. Gross margins for our direct subsidiary sales increased to 46.0% for the three months ended March 31, 2017 compared to 45.0% for the three months ended March 31, 2016. Gross margins for our distributor sales were 26.7% for the three months ended March 31, 2017 and 2016.

Gross profit for our retail segment increased $10.8 million, or 9.3%, to $126.4 million for the three months ended March 31, 2017 as compared to $115.6 million for the three months ended March 31, 2016. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 56.4% for the three months ended March 31, 2017 as compared to 58.2% for the three months ended March 31, 2016. Gross margins for our domestic stores, which include e-commerce, were 58.4% and 60.7% for the three months ended March 31, 2017 and 2016, respectively. The decrease in gross margins in our domestic retail stores primarily resulted from increased sales of a product mix with slightly lower margins. Gross margins for our international stores were 51.0% for the three months ended March 31, 2017 as compared to 50.3% for the three months ended March 31, 2016.

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

Selling expenses

Selling expenses increased by $19.9 million, or 37.0%, to $73.8 million for the three months ended March 31, 2017 from $53.9 million for the three months ended March 31, 2016. As a percentage of net sales, selling expenses were 6.9% and 5.5% for the three months ended March 31, 2017 and 2016, respectively. The increase in selling expenses was primarily attributable to higher advertising and promotional expenses of $13.9 million for the three months ended March 31, 2017 compared to the same period in 2016.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $40.2 million, or 16.6%, to $282.5 million for the three months ended March 31, 2017 from $242.3 million for the three months ended March 31, 2016. As a percentage of sales, general and administrative expenses were 26.3% and 24.8% for the three months ended March 31, 2017 and 2016, respectively. The $40.2 million increase in general and administrative expenses was primarily attributable to approximately $18.3 million related to supporting our international operations due to increased sales volumes, and $4.5 million and $8.7 million of additional operating expenses attributable to opening and operating 32 new international and 27 new domestic retail stores, respectively, since March 31, 2016. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $3.2 million to $56.9 million for the three months ended March 31, 2017 as compared to $53.7 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased international sales volume.

General and administrative expenses consist primarily of the following: salaries, wages, related taxes and various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our distribution centers, professional fees related to legal, consulting and accounting, insurance, depreciation and amortization, and expenses related to our distribution network, which includes the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products. These general and administrative expenses and are not allocated to segments.

Other income (expense)

Interest income was $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense increased by $0.1 million to $1.5 million for the three months ended March 31, 2017 compared to $1.4 million for the same period in 2016. The increase was primarily attributable to increased interest paid by our joint ventures. Interest expense was also incurred on amounts owed to our foreign manufacturers. Other income decreased $2.1 million to $0.7 million for the three months ended March 31, 2017 as compared to $2.8 million for the same period in 2016. The decrease in other income was primarily attributable to foreign currency exchange gain of $0.9 million for the three months ended March 31, 2017, as compared to $2.8 million for the three months ended March 31, 2016. This decreased foreign currency exchange gain was primarily attributable to the impact of a stronger U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2017	2016
Income tax expense	$17,407	$30,568
Effective tax rate	14.0%	21.8%

The tax provisions for the three months ended March 31, 2017 and 2016 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate for the remainder of 2017 to be between 14% and 19%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended March 31, 2017, the decrease in the effective tax rate was primarily due to an increase in the amount of projected foreign earnings (loss) relative to projected domestic earnings as compared to the same period in the prior year as well as $1.4 million in excess tax benefits recorded due to implementing ASU 2016-09.

As of March 31, 2017, we had approximately $607.8 million in cash and cash equivalents, of which $368.1 million, or 60.6%, was held outside the U.S. Of the $368.1 million held by our foreign subsidiaries, approximately $33.3 million is available for repatriation to the U.S. without incurring further U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended March 31, 2017 increased $0.6 million to $12.6 million as compared to $12.0 million for the same period in 2016 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at March 31, 2017 was $1.31 billion, an increase of $106.7 million from working capital of $1.21 billion at December 31, 2016. Our cash and cash equivalents at March 31, 2017 was $607.8 million, compared to $718.5 million at December 31, 2016. The decrease in cash and cash equivalents of $110.7 million, after consideration of the effect of exchange rates, was the result of increased accounts receivable of $233.7 million due to increased revenues, reductions in accounts payable of $98.3 million offset by reduced inventories of $118.0 million and our net earnings of $106.6 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, and capital expenditures.

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $84.4 million as compared to $31.4 million for the three months ended March 31, 2016. The $53.0 million increase in cash flows used in operating activities for the three months ended March 31, 2017, primarily resulted from a larger increase in accounts receivable of $32.4 million, a larger decrease in accounts payable of $25.4 million, and a smaller decrease in cash flows from inventory of $4.2 million, which were partially offset by a smaller decrease in cash flows from accrued expenses and other long-term liabilities of $16.0 million and an increase in cash flows from prepaid expenses and other current assets of $11.9 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Investing Activities

Net cash used in investing activities was $29.3 million for the three months ended March 31, 2017 as compared to $36.3 million for the three months ended March 31, 2016. The decrease in net cash used in investing activities for the three months ended March 31, 2017 as compared to the same period in the prior year was primarily the result of lower capital expenditures of $6.3 million. Capital expenditures primarily consisted of $17.9 million for new store openings and remodels, and $2.0 million paid for equipment costs for increased automation at our European Distribution Center. This was compared to capital expenditures of $35.2 million for the three months ended March 31, 2016, of which $11.4 million consisted of new store openings and remodels, $7.0 million paid for a corporate property purchase for future development, and $5.5 million paid for equipment costs for increased automation at our European Distribution Center. We expect our capital expenditures for the remainder of 2017 to be approximately $40 million to $45 million, which includes opening an additional 50 to 75 retail stores and several store remodels, as well as an additional $25 million for infrastructure primarily in our China joint venture. We expect to fund all our capital expenditures through existing cash balances and cash from operations.

Financing Activities

Net cash provided by financing activities was $0.6 million during the three months ended March 31, 2017 compared to net cash used by financing activities of $1.1 million during the three months ended March 31, 2016. The decrease in cash provided by financing activities for the three months ended March 31, 2017 as compared to the same period in the prior year is primarily attributable to decreased contributions from non-controlling interests of $2.9 million offset by proceeds from long-term debt of $2.1 million.

Sources of Liquidity

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of March 31, 2017, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of March 31, 2017, is related to our international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $67.7 million outstanding under the Amended Loan Agreement, of which $1.5 million and $66.2 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of March 31, 2017.

As of March 31, 2017, outstanding short-term and long-term borrowings were $76.9 million, of which $68.5 million relates to loans for our domestic distribution center. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through May 31, 2018. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2017.

Recent Accounting Pronouncements

Refer to the accompanying Notes to the Condensed Consolidated Financial Statements for recently adopted and recently issued accounting standards.

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been seasonal in nature with the strongest domestic sales generally occurring in the second and third quarters, we believe that changes in our product offerings and growth in our international sales and retail sales segments have partially mitigated the effect of this seasonality.

We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Because of these and other factors including those referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2016 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2016 and the first three months of 2017, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of March 31, 2017, we have $6.3 million and $67.7 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by less than $0.1 million for the quarter ended March 31, 2017. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2017. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of March 31, 2017 to hedge the cash flows on our $67.7 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $67.7 million at March 31, 2017. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $2.9 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2017 would have reduced the values of our net investments by approximately $22.3 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. Skechers has resolved 1,743 personal injury claims in the MDL proceedings, comprised of 1,141 that were filed as formal actions and 602 that were submitted by plaintiff fact sheets. Skechers has also settled 34 claims in principle—17 filed cases and 17 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 42 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 35 personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court. On March 30 and 31, 2017, the Court entered orders permitting limited fact discovery in two cases.  No trial dates have been set.  All other MDL actions remain stayed.

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

adidas America, Inc., et. al v. Skechers USA, Inc. — On September 14, 2015, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:15-cv-1741, alleging that three Skechers shoe styles (Skechers Onix, Skechers Relaxed Fit Cross Court TR, and Skechers Relaxed Fit – Supernova Style) infringe adidas’ trademarks and/or trade dress rights. adidas asserts claims under federal and state law for trademark and trade dress infringement, unfair competition, trademark and trade dress dilution, unfair and deceptive trade practices, and breach of a settlement agreement entered into between the parties in 1995. adidas seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble, enhanced and punitive damages), and attorneys’ fees. On September 14, 2015, adidas filed a motion for preliminary injunction in which it sought to preliminarily restrain us from manufacturing, distributing, advertising, selling, or offering for sale any footwear (a) that is confusingly similar to adidas’ STAN SMITH Trade Dress, (b) bearing stripes in a manner that is confusingly similar to adidas’ Three-Stripe Mark, or (c) under adidas’ SUPERNOVA Mark. We opposed adidas’ motion. A hearing on adidas’ motion was held on December 15, 2015. On February 12, 2016, the Court issued a preliminary injunction prohibiting us from selling two styles from our vast footwear collection and from using the word “Supernova” in connection with a third style.  We have appealed the Court’s order granting the injunction to the United States Court of Appeals for the Ninth Circuit.  Trial is set to begin August 8, 2017.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc., v. Skechers USA, Inc. — On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the Patent Trial and Appeal Board, seeking to invalidate seven of the eight designs patents that Nike is asserting. Those petitions are currently pending.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

adidas America, Inc. and adidas AG v. Skechers USA, Inc. – On July 11, 2016, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-01400-AC, alleging that certain of our children’s styles (Boys’ Mega Blade 2.0 and 2.5)  infringe two of adidas’ patents.  The complaint seeks, among other things, injunctive relief and damages (including treble damages).  On July 28, 2016, adidas filed a motion for a preliminary injunction, asking the Court to preliminarily restrain Skechers from importing, manufacturing, distributing, advertising, selling, or offering for sale any of the accused styles.  As of April 26, 2017, the Court had not granted adidas’ requested preliminary injunction.  No trial date has been set, but under the current schedule set by the Court trial will not take place before the first quarter of 2018.  In related activity, on April 26, 2017, the United States Patent and Trial Appeal Board (“PTAB”) granted petitions by Skechers and instituted inter partes review (“IPR”) proceedings as to certain claims under the two patents at issue in this litigation, finding that Skechers had “establishe[d] a reasonable likelihood that [it] will prevail in showing the unpatentability of at least one of the claims” in each patent.  Trial on these issues before the PTAB has been set for January 8, 2018.  Skechers has three additional petitions to institute IPR on additional claims asserted by adidas under the same two patents, all of which petitions remain under submission with the PTAB and for which institution decisions should be forthcoming in June and August 2017.  While it is too early to predict the outcome of either the District Court or PTAB proceedings or whether an adverse result in the District Court case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016 and should be read in conjunction with the risk factors and other information disclosed in our 2016 annual report on Form 10-K that could have a material effect on our business, financial condition and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2017 and 2016, our net sales to our five largest customers accounted for approximately 13.2% and 13.8% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during the three months ended March 31, 2017 and 2016. No customer accounted for more than 10.0% of outstanding accounts receivable balance at March 31, 2017 or December 31, 2016. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2017 and 2016, the top five manufacturers of our manufactured products produced approximately 53.3% and 55.9% of our total purchases, respectively. One manufacturer accounted for 22.8% of total purchases for the three months ended March 31, 2017, and the same manufacturer accounted for 26.4% of total purchases for the same period in 2016. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of March 31, 2017, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 75.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 10.9% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 34.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2017, Mr. Greenberg beneficially owned 48.9% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 56.7% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 22.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to substantially control, and Mr. Schwartzberg is able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over, our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, which may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: May 5, 2017	SKECHERS U.S.A., INC.

	By:	/S/ DAVID WEINBERG
David Weinberg
Chief Financial Officer