Form 10-Q
period 2017-06-30
SKECHERS USA INC
filed 2017-08-04
CIK 1065837

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2017: 133,885,844.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2017: 24,545,188.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$751,581	$718,536
Trade accounts receivable, less allowances of $49,107 in 2017 and $41,647 in 2016	494,683	326,844
Other receivables	24,884	19,191
Total receivables	519,567	346,035
Inventories	669,741	700,515
Prepaid expenses and other current assets	54,119	62,680
Total current assets	1,995,008	1,827,766
Property, plant and equipment, net	527,441	494,473
Deferred tax assets	33,517	26,043
Other assets, net	53,324	45,388
Total non-current assets	614,282	565,904
TOTAL ASSETS	$2,609,290	$2,393,670
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,792	$1,783
Short-term borrowings	4,049	6,086
Accounts payable	528,251	520,437
Accrued expenses	101,518	93,424
Total current liabilities	635,610	621,730
Long-term borrowings, excluding current installments	68,271	67,159
Deferred tax liabilities	417	412
Other long-term liabilities	21,734	18,855
Total non-current liabilities	90,422	86,426
Total liabilities	726,032	708,156
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 131,259 and 130,386 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	131	130
Class B convertible common stock, $0.001 par value; 75,000 shares authorized; 24,545 shares issued and outstanding at June 30, 2017 and December 31, 2016	24	24
Additional paid-in capital	436,296	419,038
Accumulated other comprehensive loss	(21,929)	(26,604)
Retained earnings	1,364,575	1,211,045
Skechers U.S.A., Inc. equity	1,779,097	1,603,633
Non-controlling interests	104,161	81,881
Total stockholders' equity	1,883,258	1,685,514
TOTAL LIABILITIES AND EQUITY	$2,609,290	$2,393,670

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,025,934	$877,810	$2,098,742	$1,856,604
Cost of sales	537,613	461,556	1,133,923	1,008,198
Gross profit	488,321	416,254	964,819	848,406
Royalty income	3,221	3,307	7,451	5,932
	491,542	419,561	972,270	854,338
Operating expenses:
Selling	99,950	75,966	173,759	129,844
General and administrative	305,283	243,240	587,779	485,589
	405,233	319,206	761,538	615,433
Earnings from operations	86,309	100,355	210,732	238,905
Other income (expense):
Interest income	381	319	794	585
Interest expense	(1,845)	(1,861)	(3,334)	(3,249)
Other, net	2,664	(2,604)	3,359	175
Total other income (expense)	1,200	(4,146)	819	(2,489)
Earnings before income tax expense	87,509	96,209	211,551	236,416
Income tax expense	14,109	12,200	31,516	42,768
Net earnings	73,400	84,009	180,035	193,648
Less: Net earnings attributable to non-controlling interests	13,865	9,902	26,505	21,929
Net earnings attributable to Skechers U.S.A., Inc.	$59,535	$74,107	$153,530	$171,719
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.38	$0.48	$0.99	$1.12
Diluted	$0.38	$0.48	$0.98	$1.11
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	155,579	154,049	155,340	153,901
Diluted	156,174	155,023	156,016	154,912

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$73,400	$84,009	$180,035	$193,648
Other comprehensive income, net of tax:
Gain on foreign currency translation adjustment	2,574	338	7,156	6,336
Comprehensive income	75,974	84,347	187,191	199,984
Less: Comprehensive income attributable to non-controlling interests	14,663	8,353	28,987	21,326
Comprehensive income attributable to Skechers U.S.A., Inc.	$61,311	$75,994	$158,204	$178,658

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$180,035	$193,648
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	38,693	30,555
Amortization of other assets	6,878	5,820
Provision for bad debts and returns	11,252	8,385
Non-cash share-based compensation	14,248	10,870
Deferred income taxes	(7,498)	692
Loss on non-current assets	665	557
Net foreign currency adjustments	(5,388)	(441)
(Increase) decrease in assets:
Receivables	(178,308)	(130,707)
Inventories	34,467	33,789
Prepaid expenses and other current assets	3,672	(4,142)
Other assets	(5,986)	(3,867)
Increase (decrease) in liabilities:
Accounts payable	6,119	54,213
Accrued expenses and other long-term liabilities	10,302	(17,090)
Net cash provided by operating activities	109,151	182,282
Cash flows from investing activities:
Capital expenditures	(76,502)	(55,034)
Purchases of investments	(1,023)	(2,194)
Proceeds from sales of investments	240	131
Net cash used in investing activities	(77,285)	(57,097)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	3,011	2,928
Payments on long-term debt	(944)	(14,768)
Proceeds from long-term debt	2,065	—
Net proceeds from (payments on) short-term borrowings	(2,296)	3,232
Excess tax benefits from share-based compensation	—	4,469
Distributions to non-controlling interests of consolidated entity	(6,753)	(5,199)
Contributions from non-controlling interests of consolidated entity	46	2,905
Net cash used in financing activities	(4,871)	(6,433)
Net increase in cash and cash equivalents	26,995	118,752
Effect of exchange rates on cash and cash equivalents	6,050	2,084
Cash and cash equivalents at beginning of the period	718,536	507,991
Cash and cash equivalents at end of the period	$751,581	$628,827

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,250	$3,041
Income taxes, net	36,334	34,391

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out or average cost.  Effective January 1, 2017, the Company adopted ASU 2015-11. The adoption of ASU 2015-11 did not have a material impact on the Company’s condensed consolidated financial statements.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 2). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of June 30, 2017 and December 31, 2016, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities on the Company’s condensed consolidated balance sheets.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, Accounting Standards Codification 606 (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, December 2016, and May 2017 the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-10, respectively, as clarifications to ASU 2014-09. ASU 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in 13 narrow focus aspects of the guidance. ASU 2017-10 clarifies that the grantor in a service concession arrangement is the operating entity’s customer for purposes of revenue recognition. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASU’s also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.  The Company will adopt the new revenue standards in the first quarter of 2018. The Company expects to adopt this pronouncement using the modified retrospective method. The Company is still completing the assessment of the impact of these ASUs on its consolidated financial statements; however at the current time the Company does not expect that the adoption of these ASUs will have a material impact on its consolidated financial statements.

(2)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $4.6 million and $2.0 million of outstanding letters of credit as of June 30, 2017 and December 31, 2016, respectively, and approximately $4.0 million and $6.1 million in short-term borrowings as of June 30, 2017 and December 31, 2016, respectively.

Long-term borrowings at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	2017	2016
Note payable to banks, due in monthly installments of $298.2 (includes principal and interest), variable-rate interest at 3.23% per annum, secured by property, balloon payment of $62,843 due August 2020	$67,331	$68,059
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $2,010 due January 2021	2,010	—
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	722	883
Subtotal	70,063	68,942
Less current installments	1,792	1,783
Total long-term borrowings	$68,271	$67,159

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions, and financial covenants of its long-term borrowings as of June 30, 2017.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of June 30, 2017 and December 31, 2016, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of June 30, 2017, is related to the Company’s international operations.

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

During the three and six months ended June 30, 2017, no shares of Class B common stock were converted into shares of Class A common stock. During the three and six months ended June 30, 2016, 682,408 and 1,733,270 shares of Class B common stock were converted into shares of Class A common stock, respectively.

The following table reconciles equity attributable to non-controlling interests (in thousands):

	Six Months Ended June 30,
	2017	2016
Non-controlling interests, beginning of period	$81,881	$48,178
Net earnings	26,505	21,929
Foreign currency translation adjustment	2,482	(603)
Capital contributions	46	2,905
Capital distributions	(6,753)	(5,199)
Non-controlling interests, end of period	$104,161	$67,210

(4)	NON-CONTROLLING INTERESTS

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

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	June 30, 2017	December 31, 2016
Current assets	$2,073	$2,006
Non-current assets	106,037	108,668
Total assets	$108,110	$110,674

Current liabilities	$2,606	$2,469
Non-current liabilities	67,270	68,168
Total liabilities	$69,876	$70,637

Distribution joint ventures (1)	June 30, 2017	December 31, 2016
Current assets	$307,395	$289,227
Non-current assets	78,317	49,229
Total assets	$385,712	$338,456

Current liabilities	$131,946	$132,518
Non-current liabilities	4,305	2,214
Total liabilities	$136,251	$134,732

(1)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings attributable to non-controlling interests	$13,865	$9,902	$26,505	$21,929
Distributions to:
HF Logistics-SKX, LLC	1,151	1,210	2,043	2,116
Skechers China Limited	4,710	—	4,710	3,083
Contributions from:
India distribution joint ventures	—	—	—	2,905
Skechers Footwear Ltd. (Israel)	—	—	46	—
(5)	EARNINGS PER SHARE

Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes potential dilutive common shares using the treasury stock method.

The Company has two classes of issued and outstanding common stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and holders of Class B Common Stock have substantially identical rights, including rights with respect to any declared dividends or distributions of cash or property and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness. The two classes have different voting rights, with holders of Class A Common Stock entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. The Company uses the two-class method for calculating net earnings per share. Basic and diluted net earnings per share of Class A Common Stock and Class B Common Stock are identical. The shares of Class B Common Stock are convertible at any time at the option of the holder into shares of Class A Common Stock on a share-for-share basis. In addition, shares of Class B Common Stock will be automatically converted into a like number of shares of Class A Common Stock upon transfer to any person or entity who is not a permitted transferee.

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per share	2017	2016	2017	2016
Net earnings attributable to Skechers U.S.A., Inc.	$59,535	$74,107	$153,530	$171,719
Weighted average common shares outstanding	155,579	154,049	155,340	153,901
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.38	$0.48	$0.99	$1.12

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2017	2016	2017	2016
Net earnings attributable to Skechers U.S.A., Inc.	$59,535	$74,107	$153,530	$171,719

Weighted average common shares outstanding	155,579	154,049	155,340	153,901
Dilutive effect of nonvested shares	595	974	676	1,011
Weighted average common shares outstanding	156,174	155,023	156,016	154,912

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.38	$0.48	$0.98	$1.11

(6)	STOCK COMPENSATION
(a)	Incentive Award Plan

On April 16, 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan (the “2007 Plan”), which became effective upon approval by the Company’s stockholders on May 24, 2007 and expired pursuant to its terms on May 24, 2017.

On April 17, 2017, the Company’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”), which became effective upon approval by the Company’s stockholders on May 23, 2017.  The 2017 Plan replaced and superseded in its entirety the 2007 Plan.  A total of 10,000,000 shares of Class A Common Stock are reserved for issuance under the 2017 Plan, which provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the plan to the employees, consultants and directors of the Company and its subsidiaries. The 2017 Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by the Company’s Compensation Committee with respect to other eligible participants.

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $7.6 million and $6.2 million for the three months ended June 30, 2017 and 2016, respectively. Share-based compensation expense was $14.2 million and $10.9 million for the six months ended June 30, 2017 and 2016, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the six months ended June 30, 2017 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	3,043,164	$24.57
Granted	391,600	22.90
Vested	(729,875)	21.95
Cancelled	(78,000)	32.62
Nonvested at June 30, 2017	2,626,889	24.81

As of June 30, 2017, there was $50.1 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.2 years.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As of January 1, 2017, the calculation of diluted weighted average shares outstanding was changed prospectively to no longer include excess tax benefits as assumed proceeds. This change did not have a material impact on the Company’s calculation of diluted earnings per share. Additionally, this ASU requires the recognition of excess tax benefits and deficiencies as income tax benefits or expenses in the income statement rather than to additional paid-in capital, which has been applied on a prospective basis to settlements of share-based payment awards occurring on or after January 1, 2017. The Company adopted ASU 2016-09 effective January 1, 2017. The Company recorded a $0.3 million expense and a $0.9 million tax benefit in the condensed consolidated statement of earnings for the three and six months ended June 30, 2017, respectively. ASU 2016-09 also requires that excess tax benefits be presented as operating activities on the statement of cash flows, which the Company has elected to apply on a prospective basis.

(b)	Stock Purchase Plan

On April 17, 2017, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which the Company’s stockholders approved on May 23, 2017. The 2018 ESPP will replace the Company’s current employee stock purchase plan, the Skechers U.S.A., Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP”), which will expire pursuant to its terms on January 1, 2018. The 2018 Employee Stock Purchase Plan provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the Class A Common Stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2018 ESPP generally provides for two six-month purchase periods every twelve months: June 1 through November 30 and December 1 through May 31, except that the initial purchase period under the 2018 ESPP will have a duration of five months, commencing on January 1, 2018 and ending on May 31, 2018. Eligible employees participating in the 2018 ESPP for a purchase period will be able to invest up to 15% of their compensation through payroll deductions during each purchase period. A total of 5,000,000 shares of Class A Common Stock will be available for sale under the 2018 ESPP.

(7)	INCOME TAXES

Income tax expense and the effective tax rate for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except the effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense	$14,109	$12,200	$31,516	$42,768
Effective tax rate	16.1%	12.7%	14.9%	18.1%

The tax provisions for the three and six months ended June 30, 2017 and 2016 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its ongoing effective annual tax rate for the remainder of 2017 to be between 14% and 19%, which is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended June 30, 2017 and 2016, the increase in rate was due to an increase in the amount of projected domestic earnings relative to the projected foreign earnings. For the six months ended June 30, 2017 and 2016, the decrease in the effective tax rate was primarily due to an increase in the amount of projected foreign earnings relative to projected domestic earnings as compared to the same period in the previous year. In addition, the Company recorded a $0.3 million expense and a $0.9 million tax benefit due to implementing ASU 2016-09 during the three and six months ended June 30, 2017, respectively.

As of June 30, 2017, the Company had approximately $751.6 million in cash and cash equivalents, of which $453.9 million, or 60.4%, was held outside the U.S. Of the $453.9 million held by the Company’s foreign subsidiaries, approximately $40.9 million is available for repatriation to the U.S. without incurring further U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

(8)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $271.5 million and $169.4 million before allowances for bad debts, sales returns and chargebacks at June 30, 2017 and December 31, 2016, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $272.3 million and $199.1 million before allowance for bad debts, sales returns and chargebacks at June 30, 2017 and December 31, 2016, respectively. The Company’s credit losses attributable to write-offs for the three months ended June 30, 2017 and 2016 were $2.1 million and $1.5 million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2017 and 2016 were $4.6 million and $4.0 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.235 billion and $1.060 billion at June 30, 2017 and December 31, 2016, respectively.

The Company’s net sales to its five largest customers accounted for approximately 14.0% and 11.8% of total net sales for the three months ended June 30, 2017 and 2016, respectively. The Company’s net sales to its five largest customers accounted for approximately 13.4% and 12.7% of total net sales for the six months ended June 30, 2017 and 2016, respectively. No customer accounted for more than 10.0% of the Company’s net sales during the three and six months ended June 30, 2017 and 2016. No customer accounted for more than 10.0% of trade receivables at June 30, 2017 or December 31, 2016.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Manufacturer #1	20.0%	25.1%	21.1%	25.6%
Manufacturer #2	11.0%	10.4%	11.0%	10.7%
Manufacturer #3	8.1%	8.9%	8.6%	9.6%
Manufacturer #4	6.3%	6.6%	6.0%	5.4%
Manufacturer #5	6.2%	5.0%	5.0%	4.2%
	51.6%	56.0%	51.7%	55.5%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
Domestic wholesale	$341,105	$320,498	$699,537	$680,768
International wholesale	358,059	303,432	848,511	723,467
Retail	326,770	253,880	550,694	452,369
Total	$1,025,934	$877,810	$2,098,742	$1,856,604

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross profit:
Domestic wholesale	$126,000	$124,656	$265,808	$265,171
International wholesale	165,324	139,288	375,638	315,308
Retail	196,997	152,310	323,373	267,927
Total	$488,321	$416,254	$964,819	$848,406

	June 30, 2017	December 31, 2016
Identifiable assets:
Domestic wholesale	$1,177,172	$1,161,719
International wholesale	1,106,639	954,874
Retail	325,479	277,077
Total	$2,609,290	$2,393,670

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Additions to property, plant and equipment:
Domestic wholesale	$1,749	$1,096	$3,282	$11,232
International wholesale	19,629	5,695	31,422	21,674
Retail	26,242	13,045	41,798	22,128
Total	$47,620	$19,836	$76,502	$55,034

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales (1):
United States	$558,047	$509,902	$1,080,843	$1,022,139
Canada	38,154	34,433	86,382	71,501
Other international (2)	429,733	333,475	931,517	762,964
Total	$1,025,934	$877,810	$2,098,742	$1,856,604

	June 30, 2017	December 31, 2016
Property, plant and equipment, net:
United States	$378,495	$374,459
Canada	10,819	10,410
Other international (2)	138,127	109,604
Total	$527,441	$494,473

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

(2)	Other international includes Asia, Central America, Europe, the Middle East, North America (excluding U.S.) and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, we do not authorize or permit any distribution or sales of our product in these countries, and we are not aware of any current or past distribution or sales of our product in Sudan or Syria.

(10)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the three months ended June 30, 2017 and 2016, the Company made contributions to the Foundation of $250,000 in each period. During the six months ended June 30, 2017 and 2016, the Company made contributions of $500,000 to the Foundation in each period.

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

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled  In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. The Company has resolved 1,743 personal injury claims in the MDL proceedings, comprised of 1,141 that were filed as formal actions and 602 that were submitted by plaintiff fact sheets. The Company has also settled 37 claims in principle—20 filed cases and 17 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 70 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 4 personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court. On March 30 and 31, 2017, the Court entered orders permitting limited fact discovery in two cases. No trial dates have been set.  All other MDL actions remain stayed.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Fifty-three actions brought on behalf of a total of 638 plaintiffs have been settled and fully dismissed. Twelve actions have been partially dismissed, with the claims of 226 plaintiffs in those actions having been fully resolved and dismissed. The claims of other two plaintiffs from these multi-plaintiff lawsuits have been settled in principle pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). An additional single plaintiff action has been settled in principle and should be dismissed in the short term. One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by the Company. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by the Company. Thus, taking into account both consummated settlements and cases subject to the settlement program, only 14 lawsuits on behalf of a total of 24 plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those fourteen remaining cases. No trial dates have been set.

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

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of the Company’s alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including the Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, the Company responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toes and Bobs canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark.  Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs canvas shoes do not infringe. On June 26, 2017, we filed our responsive brief, and we are currently awaiting the court’s setting of a date for oral argument.  While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intend to defend these legal matters vigorously.

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2017, nor is it possible to estimate what litigation-related costs will be in the future.

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

FINANCIAL OVERVIEW

Our net sales for the three months ended June 30, 2017 were $1.026 billion, an increase of $148.1 million, or 16.9%, as compared to net sales of $877.8 million for the three months ended June 30, 2016, which was primarily attributable to increased sales across all our business segments. Gross margins increased slightly to 47.6% for the three months ended June 30, 2017 from 47.4% for the same period in the prior year. Net earnings attributable to Skechers U.S.A., Inc. were $59.5 million for the three months ended June 30, 2017, a decrease of $14.6 million, or 19.7%, compared to net earnings of $74.1 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2017 were $0.38, which reflected a 20.8% decrease from the $0.48 diluted earnings per share reported in the same prior-year period. The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2017 was due to increased selling expenses of $24.0 million, increased general and administrative expenses of $62.1 million, of which $22.3 million was used to open and operate 68 new domestic and international retail stores and $16.9 million was to support our growth in China, which was partially offset by $72.0 million in increased gross profit primarily due to increased net sales. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended June 30,
	2017	2016
Percentage of revenues by segment:
Domestic wholesale	33.2%	36.5%
International wholesale	34.9%	34.6%
Retail	31.9%	28.9%
Total	100.0%	100.0%

As of June 30, 2017, we owned and operated 614 stores, which included 435 domestic retail stores and 179 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first six months of 2017, we opened five domestic concept stores, four domestic outlet stores, 14 domestic warehouse stores, nine international concept stores, nine international outlet stores, and four international warehouse stores. In addition, we closed one domestic concept store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2017, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, and (iv) strategically expanding our retail distribution channel by opening another 35 to 40 Company-owned retail stores during the remainder of the year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net sales	$1,025,934	100.0%	$877,810	100.0%	$2,098,742	100.0%	$1,856,604	100.0%
Cost of sales	537,613	52.4	461,556	52.6	1,133,923	54.0	1,008,198	54.3
Gross profit	488,321	47.6	416,254	47.4	964,819	46.0	848,406	45.7
Royalty income	3,221	0.3	3,307	0.4	7,451	0.3	5,932	0.3
	491,542	47.9	419,561	47.8	972,270	46.3	854,338	46.0
Operating expenses:
Selling	99,950	9.7	75,966	8.7	173,759	8.3	129,844	7.0
General and administrative	305,283	29.8	243,240	27.7	587,779	28.0	485,589	26.1
	405,233	39.5	319,206	36.4	761,538	36.3	615,433	33.1
Earnings from operations	86,309	8.4	100,355	11.4	210,732	10.0	238,905	12.9
Interest income	381	—	319	—	794	—	585	—
Interest expense	(1,845)	(0.2)	(1,861)	(0.2)	(3,334)	(0.1)	(3,249)	(0.2)
Other, net	2,664	0.3	(2,604)	(0.2)	3,359	0.2	175	—
Earnings before income tax expense	87,509	8.5	96,209	11.0	211,551	10.1	236,416	12.7
Income tax expense	14,109	1.3	12,200	1.4	31,516	1.5	42,768	2.3
Net earnings	73,400	7.2	84,009	9.6	180,035	8.6	193,648	10.4
Less: Net earnings attributable to non-controlling interests	13,865	1.4	9,902	1.2	26,505	1.3	21,929	1.2
Net earnings attributable to Skechers U.S.A., Inc.	$59,535	5.8%	$74,107	8.4%	$153,530	7.3%	$171,719	9.2%

THREE MONTHS ENDED June 30, 2017 COMPARED TO THREE MONTHS ENDED June 30, 2016

Net sales

Net sales for the three months ended June 30, 2017 were $1.026 billion, an increase of $148.1 million, or 16.9%, as compared to net sales of $877.8 million for the three months ended June 30, 2016. The increase in net sales came from all our business segments with the largest increases attributable to our retail and international wholesale businesses from our Women’s Sport, Men’s Sport, Men’s USA, and Men’s Go and Kids’ divisions.

Our domestic wholesale net sales increased $20.6 million, or 6.4%, to $341.1 million for the three months ended June 30, 2017 from $320.5 million for the three months ended June 30, 2016. The increase in the domestic wholesale segment’s net sales was primarily the result of an 11.4% unit sales volume increase to 15.7 million pairs for the three months ended June 30, 2017 from 14.1 million pairs for the same period in 2016. The increase in our domestic wholesale segment was primarily attributable to increased sales in our Women’s Active, Women’s USA and Men’s USA divisions. The average selling price per pair within the domestic wholesale decreased to $21.72 per pair for the three months ended June 30, 2017 compared to $22.74 per pair for the same period last year, which was primarily attributable to a product sales mix with lower average selling prices.

Our international wholesale segment sales increased $54.7 million, or 18.0%, to $358.1 million for the three months ended June 30, 2017 compared to sales of $303.4 million for the three months ended June 30, 2016. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $43.0 million, or 18.6%, to $273.5 million for the three months ended June 30, 2017 compared to net sales of $230.5 million for the three months ended June 30, 2016. The largest sales increases during the quarter came from our subsidiaries in Germany and our joint ventures in China and South Korea, primarily due to increased sales of product from our Women’s Sport, Men’s Sport and Men’s and Women’s USA, and Kids’ divisions. Our distributor sales increased $11.7 million to $84.6 million for the three months ended June 30, 2017, a 16.1% increase from sales of $72.9 million for the three months ended June 30, 2016. The increase was primarily due to increased sales to our distributors in the United Arab Emirates (“UAE”), Australia and New Zealand.

Our retail segment sales increased $72.9 million to $326.8 million for the three months ended June 30, 2017, a 28.7% increase over sales of $253.9 million for the three months ended June 30, 2016. The increase in retail sales was primarily attributable to operating an additional net 68 stores and increased comparable store sales of 7.1% resulting from increased sales across several key divisions, including Women’s and Men’s Sport, Men’s USA and Kids’ divisions. During the second quarter of 2017, we opened five domestic concept stores, one domestic outlet store, eight domestic warehouse stores, seven international concept stores, seven international outlet stores, and three international warehouse stores. In addition, we closed one domestic concept store. For the three months ended June 30, 2017, our domestic retail sales increased 14.5% compared to the same period in 2016, which was primarily attributable to positive comparable domestic store sales of 7.7% and a net increase of 31 domestic stores. Our international retail store sales increased 70.3% compared to the same period in 2016, which was primarily attributable to positive comparable international store sales of 5.1% and a net increase of 37 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended June 30, 2017 increased $72.0 million, or 17.3%, to $488.3 million as compared to $416.3 million for the three months ended June 30, 2016. Gross profit as a percentage of net sales, or gross margins, slightly increased to 47.6% for three-month period ended June 30, 2017 from 47.4% for the same period in the prior year, primarily due to slightly higher gross margins from our international retail stores. Our domestic wholesale segment gross profit increased $1.3 million to $126.0 million for the three months ended June 30, 2017 as compared to $124.7 million for the three months ended June 30, 2016, primarily due to an increase in pairs sold which was offset by lower average selling prices. Domestic wholesale margins were 36.9% for the three months ended June 30, 2017 and 38.9% for the three months ended June 30, 2016.  The decrease in domestic wholesale gross margins was primarily due to sales of a product mix with lower average margins.

Gross profit for our international wholesale segment increased $26.0 million, or 18.7%, to $165.3 million for the three months ended June 30, 2017 as compared to $139.3 million for the three months ended June 30, 2016. International wholesale gross margins were 46.2% for the three months ended June 30, 2017 compared to 45.9% for the three months ended June 30, 2016. Gross margins for our direct subsidiary sales increased slightly to 52.2% for the three months ended June 30, 2017 compared to 52.1% for the three months ended June 30, 2016. Gross margins for our distributor sales were 26.8% for the three months ended June 30, 2017, compared to 26.4% for the three months ended June 30, 2016, which was primarily due to an increased sales mix of higher margin products.

Gross profit for our retail segment increased $44.7 million, or 29.3%, to $197.0 million for the three months ended June 30, 2017 as compared to $152.3 million for the three months ended June 30, 2016. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 60.3% for the three months ended June 30, 2017 as compared to 60.0% for the three months ended June 30, 2016. Gross margins for our domestic stores, which include e-commerce, were 61.9% and 62.1% for the three months ended June 30, 2017 and 2016, respectively. The decrease in gross margins in our domestic retail stores primarily resulted from increased sales of a product mix with slightly lower margins. Gross margins for our international stores were 57.1% for the three months ended June 30, 2017 as compared to 53.9% for the three months ended June 30, 2016. The increase in international retail gross margins was primarily attributable to a product sales mix with higher margin products.

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

Selling expenses

Selling expenses increased by $24.0 million, or 31.6%, to $100.0 million for the three months ended June 30, 2017 from $76.0 million for the three months ended June 30, 2016. As a percentage of net sales, selling expenses were 9.7% and 8.7% for the three months ended June 30, 2017 and 2016, respectively. The increase was primarily due to increased domestic advertising expenses of $5.2 million, and international advertising expenses of $6.4 million, which was primarily due to our European subsidiaries as well as Japan and South Korea, and an additional $4.2 million in selling commissions from our joint venture in South Korea.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $62.1 million, or 25.5%, to $305.3 million for the three months ended June 30, 2017 from $243.2 million for the three months ended June 30, 2016. As a percentage of sales, general and administrative expenses were 29.8% and 27.7% for the three months ended June 30, 2017 and 2016, respectively. The $62.1 million increase in general and administrative expenses was primarily attributable to approximately $26.2 million related to supporting our international operations due to increased sales volumes and expansion into newer markets, and $7.6 million and $14.7 million of additional operating expenses attributable to opening and operating 37 new international and 31 new domestic retail stores, respectively, since June 30, 2016. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $8.0 million to $51.6 million for the three months ended June 30, 2017 as compared to $43.6 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

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

Other income (expense)

Interest income was $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. Interest expense decreased by $0.1 million to $1.8 million for the three months ended June 30, 2017 compared to $1.9 million for the same period in 2016. Interest expense was incurred on amounts owed to our foreign manufacturers. Other income increased $5.3 million to $2.7 million for the three months ended June 30, 2017 as compared to other expense of $2.6 million for the same period in 2016. The increase in other income was primarily attributable to foreign currency exchange gain of $3.2 million for the three months ended June 30, 2017, as compared to a foreign currency exchange loss of $2.1 million for the three months ended June 30, 2016. This increased foreign currency exchange gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended June 30, 2017 and 2016 were as follows (in thousands, except the effective tax rate):

	Three Months Ended June 30,
	2017	2016
Income tax expense	$14,109	$12,200
Effective tax rate	16.1%	12.7%

The tax provisions for the three months ended June 30, 2017 and 2016 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate for the remainder of 2017 to be between 14% and 19%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended June 30, 2017, the increase in the effective tax rate was primarily due to an increase in the amount of projected domestic earnings relative to projected foreign earnings as compared to the same period in the prior year, as well as a $0.3 million expense recorded due to implementing ASU 2016-09.

As of June 30, 2017, we had approximately $751.6 million in cash and cash equivalents, of which $453.9 million, or 60.4%, was held outside the U.S. Of the $453.9 million held by our foreign subsidiaries, approximately $40.9 million is available for repatriation to the U.S. without incurring further U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended June 30, 2017 increased $4.0 million to $13.9 million as compared to $9.9 million for the same period in 2016 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

SIX MONTHS ENDED June 30, 2017 COMPARED TO SIX MONTHS ENDED June 30, 2016

Net sales

Net sales for the six months ended June 30, 2017 were $2.099 billion, an increase of $242.1 million, or 13.0%, as compared to net sales of $1.857 billion for the six months ended June 30, 2016. The increase in net sales came from all our business segments with the largest increases attributable to our international wholesale and retail businesses from our Women’s and Men’s Sport, Women’s USA, Men’s Go and Kids’ divisions.

Our domestic wholesale net sales increased $18.7 million, or 2.8%, to $699.5 million for the six months ended June 30, 2017 from $680.8 million for the six months ended June 30, 2016. The increase in the domestic wholesale segment’s net sales came on a 7.7% unit sales volume increase to 32.2 million pairs for the six months ended June 30, 2017 from 29.9 million pairs for the same period in 2016. The increase in our domestic wholesale segment was primarily attributable to increased sales in our Women’s Active, Men’s USA and Women’s USA divisions. The average selling price per pair within the domestic wholesale segment decreased to $21.75 per pair for the six months ended June 30, 2017 from $22.80 per pair for the same period last year, which was attributable to a variation in product mix with sales of more products with lower average selling prices.

Our international wholesale segment sales increased $125.0 million, or 17.3%, to $848.5 million for the six months ended June 30, 2017 compared to sales of $723.5 million for the six months ended June 30, 2016. Direct subsidiary sales increased $104.4 million, or 18.0%, to $683.8 million for the six months ended June 30, 2017 compared to net sales of $579.4 million for the six months ended June 30, 2016. The largest sales increases during the period came from our subsidiaries in the Canada and our joint ventures in China and Korea, primarily due to increased sales of product from our Women’s and Men’s Sport, Women’s and Men’s GO and Kids’ divisions. Our distributor sales increased $20.6 million to $164.7 million for the six months ended June 30, 2017, a 14.3% increase from sales of $144.1 million for the six months ended June 30, 2016. The increase was primarily due to increased sales to our distributors in the United Arab Emirates, Australia and New Zealand.

Our retail segment sales increased $98.3 million to $550.7 million for the six months ended June 30, 2017, a 21.7% increase over sales of $452.4 million for the six months ended June 30, 2016. The increase in retail sales was primarily attributable to increased comparable store sales of 5.3% resulting from increased sales of product from our Women’s and Men’s Sport, Women’s GO and Kids’ divisions. During the six months ended June 30, 2017, we opened five domestic concept stores, four domestic outlet stores, 14 domestic warehouse stores, nine international concept stores, nine international outlet stores, and four international warehouse stores. We closed one domestic concept store. For the six months ended June 30, 2017, our domestic retail sales increased 11.7% compared to the same period in 2016, which was primarily attributable to positive comparable domestic store sales of 4.9% and a net increase of 31 domestic stores during the six months ended June 30, 2017. Our international retail store sales increased 52.6%, which was primarily attributable to positive comparable international store sales of 6.4% and a net increase of 37 international stores when compared to the prior year period.

Gross profit

Gross profit for the six months ended June 30, 2017 increased $116.4 million to $964.8 million as compared to $848.4 million for the six months ended June 30, 2016. Gross profit as a percentage of net sales, or gross margin, increased to 46.0% for the six months ended June 30, 2017 from 45.7% for the same period in the prior year. Our domestic wholesale segment gross profit increased $0.6 million, or 0.2%, to $265.8 million for the six months ended June 30, 2017 compared to $265.2 million for the six months ended June 30, 2016, primarily attributable to increased sales. Domestic wholesale margins decreased slightly to 38.0% for the six months ended June 30, 2017 from 39.0% for the same period in the prior year. The decrease in domestic wholesale margins was primarily attributable a product sales mix with slightly lower margin products.

Gross profit for our international wholesale segment increased $60.3 million, or 19.1%, to $375.6 million for the six months ended June 30, 2017 compared to $315.3 million for the six months ended June 30, 2016. International wholesale gross margins were 44.3% for the six months ended June 30, 2017 compared to 43.6% for the six months ended June 30, 2016. Gross margins for our direct subsidiary sales increased to 48.5% for the six months ended June 30, 2017 as compared to 47.8% for the six months ended June 30, 2016, which was primarily attributable to price increases from the prior year period. Gross margins for our distributor sales were 26.8% for the six months ended June 30, 2017 as compared to 26.5% for the six months ended June 30, 2016.

Gross profit for our retail segment increased $55.5 million, or 20.7%, to $323.4 million for the six months ended June 30, 2017 as compared to $267.9 million for the six months ended June 30, 2016. Gross margins for all company-owned domestic and international stores and our e-commerce business were 58.7% for the six months ended June 30, 2017 as compared to 59.2% for the six months ended June 30, 2016. Gross margin for our domestic stores was 60.4% for the six months ended June 30, 2017 as compared to 61.4% for the six months ended June 30, 2016. The decrease in domestic retail gross margins was primarily attributable to lower margin product mix. Gross margins for our international stores were 54.9% and 52.4% for the six months ended June 30, 2017 and 2016, respectively. The increase in international retail gross margins was primarily attributable to a product sales mix with higher margin products.

Selling expenses

Selling expenses increased by $44.0 million, or 33.8%, to $173.8 million for the six months ended June 30, 2017 from $129.8 million for the six months ended June 30, 2016. As a percentage of net sales, selling expenses were 8.3% and 7.0% for the six months ended June 30, 2017 and 2016, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $27.7 million to support our global growth and higher sales commissions of $15.4 million due to increased net sales for the six months ended June 30, 2017.

General and administrative expenses

General and administrative expenses increased by $102.2 million, or 21.0%, to $587.8 million for the six months ended June 30, 2017 from $485.6 million for the six months ended June 30, 2016. As a percentage of sales, general and administrative expenses were 28.0% and 26.2% for the six months ended June 30, 2017 and 2016, respectively. The increase in general and administrative expenses was primarily attributable to $44.5 million related to supporting our international operations due to increased sales volumes and expansion into newer markets, $12.1 million and $23.4 million of additional operating expenses attributable to operating 37 new international and 31 new domestic retail stores, respectively, since June 30, 2016. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $11.2 million to $108.5 million for the six months ended June 30, 2017 from $97.3 million for the six months ended June 30, 2016. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

Other income (expense)

Interest income was $0.8 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense increased $0.1 million to $3.3 million for the six months ended June 30, 2017 compared to $3.2 million for the same period in 2016. Interest expense was incurred on amounts owed to our foreign manufacturers. Other income increased $3.2 million to $3.4 million for the six months ended June 30, 2017 as compared to $0.2 million for the same period in 2016 due to increased foreign currency exchange losses. The increase in other income was primarily attributable to foreign currency exchange gain of $4.1 million for the six months ended June 30, 2017, as compared to $0.7 million for the six months ended June 30, 2016. This increased foreign currency exchange gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the six months ended June 30, 2017 and 2016 were as follows (in thousands, except the effective tax rate):

	Six Months Ended June 30,
	2017	2016
Income tax expense	$31,516	$42,768
Effective tax rate	14.9%	18.1%

The tax provisions for the six months ended June 30, 2017 and 2016 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our ongoing effective annual tax rate for the remainder of 2017 to be between 14% and 19%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the six months ended June 30, 2017, the decrease in the effective tax rate was primarily due to an increase in the amount of projected foreign earnings relative to projected domestic earnings as compared to the same period in the prior year as well as $0.9 million in excess tax benefits recorded due to implementing ASU 2016-09.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the six months ended June 30, 2017 increased $4.6 million to $26.5 million as compared to $21.9 million for the same period in 2016 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at June 30, 2017 was $1.359 billion, an increase of $153.4 million from working capital of $1.206 billion at December 31, 2016. Our cash and cash equivalents at June 30, 2017 was $751.6 million, compared to $718.5 million at December 31, 2016. The increase in cash and cash equivalents of $33.1 million, after consideration of the effect of exchange rates, was the result of our net earnings of $180.0 million and a decrease in inventory of $34.5 million, which was offset by an increase in account receivables of $178.3 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, and capital expenditures.

Operating Activities

For the six months ended June 30, 2017, net cash provided by operating activities was $109.2 million as compared to $182.3 million for the six months ended June 30, 2016. The $73.1 million decrease in cash flows provided by operating activities for the six months ended June 30, 2017, primarily resulted from a smaller increase in accounts payable of $48.1 million, a larger increase in accounts receivable of $47.6 million, which were partially offset by an increase in cash flows from accrued expenses and other long-term liabilities of $27.4 million and an increase in cash flows from prepaid expenses and other current assets of $7.8 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Investing Activities

Net cash used in investing activities was $77.3 million for the six months ended June 30, 2017 as compared to $57.1 million for the six months ended June 30, 2016. The $20.2 million increase in net cash used in investing activities for the six months ended June 30, 2017 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $21.5 million. Capital expenditures were $76.5 million for the six months ended June 30, 2017 primarily consisted of $46.9 million for new store openings and remodels and an additional $19.9 million for land to be used for our China distribution center. This was compared to capital expenditures of $55.0 million for the six months ended June 30, 2016, of which $23.0 million consisted of new store openings and remodels, $7.0 million paid for a corporate property purchase for future development, and $8.0 million paid for equipment costs for increased automation at our European Distribution Center. We expect our capital expenditures for the remainder of 2017 to be approximately $35 million to $40 million, which includes opening an additional 35 to 40 Company-owned retail stores and several store remodels. We expect to fund all our capital expenditures through existing cash balances and cash from operations.

Financing Activities

Net cash used in financing activities was $4.9 million during the six months ended June 30, 2017 compared to $6.4 million during the six months ended June 30, 2016. The $1.5 million decrease in cash used in financing activities for the six months ended June 30, 2017 as compared to the same period in the prior year is primarily attributable to decreased payments on long-term debt of $13.8 million, which was partially offset by an increase in payments on short-term borrowings of $5.5 million, a decrease in excess tax benefits from share-based compensation of $4.5 million and a decrease in contributions from non-controlling interests of $2.9 million.

Sources of Liquidity

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of June 30, 2017, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of June 30, 2017, is related to our international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $67.3 million outstanding under the Amended Loan Agreement, of which $1.5 million and $65.8 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of June 30, 2017.

As of June 30, 2017, outstanding short-term and long-term borrowings were $74.1 million, of which $68.1 million relates to loans for our domestic distribution center. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through August 31, 2018. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2017.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2016 and the first six months of 2017, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of June 30, 2017, we have $4.0 million and $67.3 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by $0.1 million for the quarter ended June 30, 2017. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2017. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of June 30, 2017 to hedge the cash flows on our $67.3 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $67.3 million at June 30, 2017. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $4.7 million and $6.9 million for the six months ended June 30, 2017 and 2016, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2017 would have reduced the values of our net investments by approximately $24.3 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled  In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. Skechers has resolved 1,743 personal injury claims in the MDL proceedings, comprised of 1,141 that were filed as formal actions and 602 that were submitted by plaintiff fact sheets. Skechers has also settled 37 claims in principle—20 filed cases and 17 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 70 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 4 personal injury cases pending in the MDL have been or are expected to be resolved. On August 6, 2015, the Court entered an order staying all deadlines, including trial, pending further order of the Court. On March 30 and 31, 2017, the Court entered orders permitting limited fact discovery in two cases.  No trial dates have been set.  All other MDL actions remain stayed.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by our company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Fifty-five actions brought on behalf of a total of 638 plaintiffs have been settled and dismissed. Twelve actions have been partially dismissed, with the claims of 226 plaintiffs being fully resolved. The claims of two other plaintiffs from these multi-plaintiff lawsuits have been settled in principle pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). An additional single plaintiff action has been settled in principle and should be dismissed in the short term. One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by us. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by us. Thus, taking into account both consummated settlements and cases subject to the settlement program, only 14 lawsuits on behalf of a total of 24 plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those fourteen remaining cases. No trial dates have been set.

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

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toes and Bobs canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs canvas shoes do not infringe.  On June 26, 2017, we filed our responsive brief, and we are currently awaiting the court’s setting of a date for oral argument.  While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

adidas America, Inc., et. al v. Skechers USA, Inc. — On September 14, 2015, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:15-cv-1741, alleging that three Skechers shoe styles (Skechers Onix, Skechers Relaxed Fit Cross Court TR, and Skechers Relaxed Fit – Supernova Style) infringe adidas’ trademarks and/or trade dress rights. adidas asserts claims under federal and state law for trademark and trade dress infringement, unfair competition, trademark and trade dress dilution, unfair and deceptive trade practices, and breach of a settlement agreement entered into between the parties in 1995. adidas seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble, enhanced and punitive damages), and attorneys’ fees. On September 14, 2015, adidas filed a motion for preliminary injunction in which it sought to preliminarily restrain us from manufacturing, distributing, advertising, selling, or offering for sale any footwear (a) that is confusingly similar to adidas’ STAN SMITH Trade Dress, (b) bearing stripes in a manner that is confusingly similar to adidas’ Three-Stripe Mark, or (c) under adidas’ SUPERNOVA Mark. We opposed adidas’ motion. A hearing on adidas’ motion was held on December 15, 2015. On February 12, 2016, the Court issued a preliminary injunction prohibiting us from selling two styles from our vast footwear collection and from using the word “Supernova” in connection with a third style.  We have appealed the Court’s order granting the injunction to the United States Court of Appeals for the Ninth Circuit.  Trial has been continued from August 8, 2017 to April 3, 2018.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc., v. Skechers USA, Inc. — On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting.  In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others.  In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision.  That motion is currently pending. While it is too early to predict the outcome of either the District Court or the PTAB proceedings or whether an adverse result in the District Court case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

adidas America, Inc. and adidas AG v. Skechers USA, Inc. – On July 11, 2016, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-01400-AC, alleging that certain of our children’s styles (Boys’ Mega Blade 2.0 and 2.5)  infringe two of adidas’ patents.  The complaint seeks, among other things, injunctive relief and damages (including treble damages).  On July 28, 2016, adidas filed a motion for a preliminary injunction, asking the Court to preliminarily restrain Skechers from importing, manufacturing, distributing, advertising, selling, or offering for sale any of the accused styles. In related activity, on April 26, 2017, the United States Patent and Trial Appeal Board (the “PTAB”) granted petitions by Skechers and instituted inter partes review proceedings as to certain claims under the two patents at issue in this litigation, finding that Skechers had “establishe[d] a reasonable likelihood that [it] will prevail in showing the unpatentability of at least one of the claims” in each patent. Trial on these issues before the PTAB has been set for January 8, 2018.  The PTAB subsequently denied two other inter partes review petitions filed by Skechers with respect to the same two adidas patents, and we are currently awaiting PTAB’s decision on a third petition.  On June 12, 2017, the Court denied adidas’ motion for a preliminary injunction and stayed the lawsuit pending the outcome of the PTAB proceedings.  On July 10, 2017, adidas filed a notice of appeal of the Court’s denial of its motion for preliminary injunction, seeking interlocutory review of the denial by the Court of Appeals for the Federal Circuit.  While it is too early to predict the outcome of either the District Court, the interlocutory appeal, or the PTAB proceedings or whether an adverse result in the District Court case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the six months ended June 30, 2017 and 2016, our net sales to our five largest customers accounted for approximately 13.4% and 12.7% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during the six months ended June 30, 2017 and 2016. No customer accounted for more than 10.0% of outstanding accounts receivable balance at June 30, 2017 or December 31, 2016. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2017 and 2016, the top five manufacturers of our manufactured products produced approximately 51.7% and 55.5% of our total purchases, respectively. One manufacturer accounted for 21.1% of total purchases for the six months ended June 30, 2017 and the same manufacturer accounted for 25.6% of total purchases for the same period in 2016. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of June 30, 2017, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 75.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 10.9% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 34.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2017, Mr. Greenberg beneficially owned 35.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 43.0% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 22.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

Item 5. Other Information.

At our annual meeting of stockholders held on May 23, 2017, our stockholders approved the following two equity compensation plans:

2017 Incentive Award Plan

The 2017 Incentive Award Plan (the “2017 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards and performance-based awards to eligible employees, consultants and directors of our company and its subsidiaries. The 2017 Plan is administered by our Board of Directors with respect to awards to non-employee directors and by our Compensation Committee with respect to other eligible participants. The administrator designates the eligible participants to receive awards, the types of awards to be granted and the applicable terms, conditions, performance criteria (if any), restrictions and other provisions of such awards. Subject to permitted adjustments for certain corporate transactions, the aggregate number of shares of our Class A Common Stock available for issuance under the 2017 Plan is 10,000,000 shares. The 2017 Plan became effective upon approval by our stockholders on May 23, 2017, and the 2007 Incentive Award Plan expired pursuant to its terms on May 24, 2017.

For a more complete description of the 2017 Plan, refer to the actual terms of the 2017 Plan, which is attached to this quarterly report as Exhibit 10.1, and Proposal No. 4 (Approval of the 2017 Incentive Award Plan) on pages 6 - 13 of our 2017 proxy statement, as filed with the Securities and Exchange Commission on May 1, 2017.

2018 Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan (the “2018 ESPP”) provides eligible employees of our company and its subsidiaries with the opportunity to purchase shares of our Class A Common Stock at a purchase price equal to 85% of the Class A Common Stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2018 ESPP generally provides for two six-month purchase periods every twelve months: June 1 through November 30 and December 1 through May 31, except that the initial purchase period under the 2018 ESPP will have a duration of five months, commencing on January 1, 2018 and ending on May 31, 2018. Eligible employees participating in the 2018 ESPP for a purchase period will be able to invest up to 15% of their compensation through payroll deductions during each purchase period. A total of 5,000,000 shares of Class A Common Stock will be available for sale under the 2018 ESPP. The 2018 ESPP will become effective on January 1, 2018, which is the same date on which the 2008 Employee Stock Purchase Plan will expire pursuant to its terms.

For a more complete description of the 2018 ESPP, refer to the actual terms of the 2018 ESPP, which is attached hereto as Exhibit 10.2, and Proposal No. 5 (Approval of the 2018 Employee Stock Purchase Plan) on pages 14 - 17 of our 2017 proxy statement, as filed with the Securities and Exchange Commission on May 1, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	2017 Incentive Award Plan.

10.2	2018 Employee Stock Purchase Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 4, 2017	SKECHERS U.S.A., INC.

	By:	/s/ David Weinberg
David Weinberg
Chief Financial Officer