Form 10-Q
period 2017-09-30
SKECHERS USA INC
filed 2017-11-03
CIK 1065837

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2017: 133,925,344.

THE NUMBER OF SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2017: 24,545,188.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$802,932	$718,536
Trade accounts receivable, less allowances of $48,449 in 2017 and $41,647 in 2016	485,277	326,844
Other receivables	23,184	19,191
Total receivables	508,461	346,035
Inventories	697,659	700,515
Prepaid expenses and other current assets	65,306	62,680
Total current assets	2,074,358	1,827,766
Property, plant and equipment, net	532,482	494,473
Deferred tax assets	30,744	26,043
Other assets, net	55,676	45,388
Total non-current assets	618,902	565,904
TOTAL ASSETS	$2,693,260	$2,393,670
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,797	$1,783
Short-term borrowings	10,629	6,086
Accounts payable	501,332	520,437
Accrued expenses	85,224	93,424
Total current liabilities	598,982	621,730
Long-term borrowings, excluding current installments	71,390	67,159
Deferred tax liabilities	418	412
Other long-term liabilities	22,773	18,855
Total non-current liabilities	94,581	86,426
Total liabilities	693,563	708,156
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 131,299 and 130,386 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	131	130
Class B convertible common stock, $0.001 par value; 75,000 shares authorized; 24,545 shares issued and outstanding at September 30, 2017 and December 31, 2016	24	24
Additional paid-in capital	443,786	419,038
Accumulated other comprehensive loss	(18,022)	(26,604)
Retained earnings	1,456,885	1,211,045
Skechers U.S.A., Inc. equity	1,882,804	1,603,633
Non-controlling interests	116,893	81,881
Total stockholders' equity	1,999,697	1,685,514
TOTAL LIABILITIES AND EQUITY	$2,693,260	$2,393,670

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,094,829	$942,417	$3,193,571	$2,799,021
Cost of sales	574,842	512,439	1,708,765	1,520,637
Gross profit	519,987	429,978	1,484,806	1,278,384
Royalty income	2,917	2,970	10,368	8,902
	522,904	432,948	1,495,174	1,287,286
Operating expenses:
Selling	89,559	67,782	263,318	197,627
General and administrative	316,852	261,815	904,631	747,403
	406,411	329,597	1,167,949	945,030
Earnings from operations	116,493	103,351	327,225	342,256
Other income (expense):
Interest income	780	348	1,574	933
Interest expense	(1,560)	(1,296)	(4,895)	(4,545)
Other, net	2,147	(1,485)	5,507	(1,310)
Total other income (expense)	1,367	(2,433)	2,186	(4,922)
Earnings before income tax expense	117,860	100,918	329,411	337,334
Income tax expense	11,030	24,376	42,546	67,144
Net earnings	106,830	76,542	286,865	270,190
Less: Net earnings attributable to non-controlling interests	14,520	11,432	41,025	33,361
Net earnings attributable to Skechers U.S.A., Inc.	$92,310	$65,110	$245,840	$236,829
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.59	$0.42	$1.58	$1.54
Diluted	$0.59	$0.42	$1.57	$1.53
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	155,824	154,211	155,502	154,006
Diluted	156,741	155,203	156,276	154,999

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$106,830	$76,542	$286,865	$270,190
Other comprehensive income, net of tax:
Gain on foreign currency translation adjustment	4,713	117	11,870	6,453
Comprehensive income	111,543	76,659	298,735	276,643
Less: Comprehensive income attributable to non-controlling interests	15,326	11,224	44,313	32,550
Comprehensive income attributable to Skechers U.S.A., Inc.	$96,217	$65,435	$254,422	$244,093

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$286,865	$270,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	59,576	47,648
Amortization of other assets	10,474	9,554
Provision for bad debts and returns	13,397	12,253
Non-cash share-based compensation	21,737	17,118
Deferred income taxes	(4,694)	789
Loss (gain) on non-current assets	(1,614)	916
Net foreign currency adjustments	(7,431)	988
(Increase) decrease in assets:
Receivables	(164,379)	(93,710)
Inventories	10,139	100,378
Prepaid expenses and other current assets	(9,819)	(10,696)
Other assets	(7,319)	(4,708)
Decrease in liabilities:
Accounts payable	(25,118)	(92,581)
Accrued expenses and other long-term liabilities	(6,311)	(15,201)
Net cash provided by operating activities	175,503	242,938
Cash flows from investing activities:
Capital expenditures	(102,163)	(80,751)
Intangible asset additions	(134)	—
Purchases of investments	(1,890)	(3,485)
Proceeds from sales of investments	284	170
Net cash used in investing activities	(103,903)	(84,066)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	3,011	2,928
Payments on long-term debt	(1,336)	(15,210)
Proceeds from long-term debt	5,580	—
Net proceeds from short-term borrowings	4,543	5,026
Excess tax benefits from share-based compensation	—	4,620
Distributions to non-controlling interests of consolidated entity	(9,347)	(7,945)
Contributions from non-controlling interests of consolidated entity	46	5,707
Net cash provided by (used in) financing activities	2,497	(4,874)
Net increase in cash and cash equivalents	74,097	153,998
Effect of exchange rates on cash and cash equivalents	10,299	3,302
Cash and cash equivalents at beginning of the period	718,536	507,991
Cash and cash equivalents at end of the period	$802,932	$665,291

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,754	$4,168
Income taxes, net	48,305	44,890

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

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

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 2). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of September 30, 2017 and December 31, 2016, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities on the Company’s condensed consolidated balance sheets.

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

The Company had $5.0 million and $2.0 million of outstanding letters of credit as of September 30, 2017 and December 31, 2016, respectively, and approximately $10.6 million and $6.1 million in short-term borrowings as of September 30, 2017 and December 31, 2016, respectively.

Long-term borrowings at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	2017	2016
Note payable to banks, due in monthly installments of $302.0 (includes principal and interest), variable-rate interest at 3.24% per annum, secured by property, balloon payment of $62,843 due August 2020	$66,968	$68,059
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,580 due January 2021	5,580	—
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	639	883
Subtotal	73,187	68,942
Less current installments	1,797	1,783
Total long-term borrowings	$71,390	$67,159

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions, and financial covenants of its long-term borrowings as of September 30, 2017.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of September 30, 2017 and December 31, 2016, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of September 30, 2017, is related to the Company’s international operations.

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

(3)	NON-CONTROLLING INTERESTS

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

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	September 30, 2017	December 31, 2016
Current assets	$2,426	$2,006
Non-current assets	104,723	108,668
Total assets	$107,149	$110,674

Current liabilities	$3,055	$2,469
Non-current liabilities	66,819	68,168
Total liabilities	$69,874	$70,637

Distribution joint ventures (1)	September 30, 2017	December 31, 2016
Current assets	$403,797	$289,227
Non-current assets	83,834	49,229
Total assets	$487,631	$338,456

Current liabilities	$202,178	$132,518
Non-current liabilities	7,925	2,214
Total liabilities	$210,103	$134,732

(1)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings attributable to non-controlling interests	$14,520	$11,432	$41,025	$33,361
Distributions to:
HF Logistics-SKX, LLC	1,048	1,015	3,091	3,131
Skechers China Limited	—	—	4,710	3,083
Skechers Southeast Asia Limited	1,347	1,280	1,347	1,280
Skechers Hong Kong Limited	199	451	199	451
Contributions from:
India distribution joint ventures	—	38	—	2,943
Skechers Footwear Ltd. (Israel)	—	2,764	46	2,764

(4)	STOCKHOLDERS’ EQUITY

During the three and nine months ended September 30, 2017, no shares of Class B common stock were converted into shares of Class A common stock. During the three months ended September 30, 2016 no shares of Class B common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2016, 1,733,270 shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to non-controlling interests (in thousands):

	Nine Months Ended September 30,
	2017	2016
Non-controlling interests, beginning of period	$81,881	$48,178
Net earnings	41,025	33,361
Foreign currency translation adjustment	3,288	(812)
Capital contributions	46	5,707
Capital distributions	(9,347)	(7,945)
Non-controlling interests, end of period	$116,893	$78,489

(5)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per share	2017	2016	2017	2016
Net earnings attributable to Skechers U.S.A., Inc.	$92,310	$65,110	$245,840	$236,829
Weighted average common shares outstanding	155,824	154,211	155,502	154,006
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.59	$0.42	$1.58	$1.54

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per share	2017	2016	2017	2016
Net earnings attributable to Skechers U.S.A., Inc.	$92,310	$65,110	$245,840	$236,829

Weighted average common shares outstanding	155,824	154,211	155,502	154,006
Dilutive effect of nonvested shares	917	992	774	993
Weighted average common shares outstanding	156,741	155,203	156,276	154,999

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.59	$0.42	$1.57	$1.53

(6)	STOCK COMPENSATION
(a)	Incentive Award Plan

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

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share-based compensation expense was $7.5 million and $6.2 million for the three months ended September 30, 2017 and 2016, respectively. Share-based compensation expense was $21.7 million and $17.1 million for the nine months ended September 30, 2017 and 2016, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the nine months ended September 30, 2017 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	3,043,164	$24.57
Granted	415,100	23.14
Vested	(769,874)	21.92
Cancelled	(78,000)	32.62
Nonvested at September 30, 2017	2,610,390	24.88

As of September 30, 2017, there was $43.6 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.1 years.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As of January 1, 2017, the calculation of diluted weighted average shares outstanding was changed prospectively to no longer include excess tax benefits as assumed proceeds. This change did not have a material impact on the Company’s calculation of diluted earnings per share. Additionally, this ASU requires the recognition of excess tax benefits and deficiencies as income tax benefits or expenses in the income statement rather than to additional paid-in capital, which has been applied on a prospective basis to settlements of share-based payment awards occurring on or after January 1, 2017. The Company adopted ASU 2016-09 effective January 1, 2017. The Company recorded a $0.2 million and $1.1 million excess tax benefit in the condensed consolidated statement of earnings for the three and nine months ended September 30, 2017, respectively. ASU 2016-09 also requires that excess tax benefits be presented as operating activities on the statement of cash flows, which the Company has elected to apply on a prospective basis.

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

Income tax expense and the effective tax rate for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except the effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax expense	$11,030	$24,376	$42,546	$67,144
Effective tax rate	9.4%	24.2%	12.9%	19.9%

The tax provisions for the three and nine months ended September 30, 2017 and 2016 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its effective annual tax rate for 2017 to be approximately 13%, which is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three and nine months ended September 30, 2017 and 2016, the decrease in rate was due to an increase in the amount of projected foreign earnings relative to the projected domestic earnings. In addition, the Company recorded a $0.2 million and $1.1 million excess tax benefit due to implementing ASU 2016-09 during the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, the Company had approximately $802.9 million in cash and cash equivalents, of which $503.1 million, or 62.7%, was held outside the U.S. Of the $503.1 million held by the Company’s foreign subsidiaries, approximately $54.1 million is available for repatriation to the U.S. without incurring further U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. The Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. As such, the Company did not provide for deferred income taxes on its accumulated undistributed earnings of the Company’s foreign subsidiaries.

(8)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $220.1 million and $169.4 million before allowances for bad debts, sales returns and chargebacks at September 30, 2017 and December 31, 2016, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $313.7 million and $199.1 million before allowance for bad debts, sales returns and chargebacks at September 30, 2017 and December 31, 2016, respectively. The Company’s credit losses attributable to write-offs for the three months ended September 30, 2017 and 2016 were $5.7 million and $1.3 million, respectively. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2017 and 2016 were $7.9 million and $5.2 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.360 billion and $1.060 billion at September 30, 2017 and December 31, 2016, respectively.

The Company’s net sales to its five largest customers accounted for approximately 11.4% and 10.3% of total net sales for the three months ended September 30, 2017 and 2016, respectively. The Company’s net sales to its five largest customers accounted for approximately 12.5% and 11.7% of total net sales for the nine months ended September 30, 2017 and 2016, respectively. No customer accounted for more than 10.0% of the Company’s net sales during the three and nine months ended September 30, 2017 and 2016. No customer accounted for more than 10.0% of trade receivables at September 30, 2017 or December 31, 2016.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Manufacturer #1	17.0%	19.0%	19.8%	23.8%
Manufacturer #2	10.4%	9.5%	10.8%	10.0%
Manufacturer #3	9.8%	8.3%	9.0%	9.5%
Manufacturer #4	5.6%	4.2%	5.9%	5.0%
Manufacturer #5	5.1%	4.0%	4.3%	3.9%
	47.9%	45.0%	49.8%	52.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
Domestic wholesale	$294,127	$290,030	$993,664	$970,798
International wholesale	475,177	377,988	1,323,688	1,101,455
Retail	325,525	274,399	876,219	726,768
Total	$1,094,829	$942,417	$3,193,571	$2,799,021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross profit:
Domestic wholesale	$110,693	$108,155	$376,502	$373,326
International wholesale	219,260	164,676	594,898	479,983
Retail	190,034	157,147	513,406	425,075
Total	$519,987	$429,978	$1,484,806	$1,278,384

	September 30, 2017	December 31, 2016
Identifiable assets:
Domestic wholesale	$1,129,318	$1,161,719
International wholesale	1,221,755	954,874
Retail	342,187	277,077
Total	$2,693,260	$2,393,670

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Additions to property, plant and equipment:
Domestic wholesale	$5,418	$2,800	$8,699	$14,033
International wholesale	14,461	10,904	45,884	32,578
Retail	5,782	12,013	47,580	34,140
Total	$25,661	$25,717	$102,163	$80,751

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales (1):
United States	$514,235	$491,123	$1,595,078	$1,513,261
Canada	46,979	39,306	133,362	110,807
Other international (2)	533,615	411,988	1,465,131	1,174,953
Total	$1,094,829	$942,417	$3,193,571	$2,799,021

	September 30, 2017	December 31, 2016
Property, plant and equipment, net:
United States	$378,272	$374,459
Canada	10,472	10,410
Other international (2)	143,738	109,604
Total	$532,482	$494,473

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

(2)	Other international includes Asia, Central America, Europe, the Middle East, North America (excluding U.S. and Canada) and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, we do not authorize or permit any distribution or sales of our product in these countries, and we are not aware of any current or past distribution or sales of our product in Sudan or Syria.

(10)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer and Chief Financial Officer, are also officers and directors of the Foundation. During the three months ended September 30, 2017 and 2016, the Company made contributions to the Foundation of $250,000 in each period. During the nine months ended September 30, 2017 and 2016, the Company made contributions of $750,000 to the Foundation in each period.

(11)	LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by the Company, and that the Company failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, the Company is named as a defendant in 16 currently active, pending active cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled  In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. The Company has resolved 1,754 personal injury claims in the MDL proceedings, comprised of 1,152 that were filed as formal actions and 602 that were submitted by plaintiff fact sheets. The Company has also settled another 26 claims in principle—9 filed cases and 17 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 71 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 3 personal injury cases pending in the MDL have been or are expected to be resolved. Discovery in the three remaining, unsettled cases is continuing. No trial dates have been set.  All other MDL actions are stayed.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by the Company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Fifty-seven actions brought on behalf of a total of 647 plaintiffs have been settled and fully dismissed. Eleven actions have been partially dismissed, with the claims of 219 plaintiffs in those actions having been fully resolved and dismissed. The claims of one other plaintiff from these partially settled multi-plaintiff lawsuits have been settled in principle pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). The claims of 5 plaintiffs from a pending multi-plaintiff action and the claims of another plaintiff in a single-plaintiff action have been settled in principle and should be dismissed in the short term. One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by the Company. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by the Company. Thus, taking into account both consummated settlements and cases subject to the settlement program, only 13 lawsuits on behalf of a total of 18 plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those remaining cases. No trial dates have been set.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Eleven of those actions have been resolved and dismissed, and the remaining one has now been settled in principal and should be dismissed in the short term.

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

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2017, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

FINANCIAL OVERVIEW

Our net sales for the three months ended September 30, 2017 were $1.095 billion, an increase of $152.4 million, or 16.2%, as compared to net sales of $942.4 million for the three months ended September 30, 2016, which was attributable to increased sales across all of our business segments.  Gross margins increased to 47.5% for the three months ended September 30, 2017 from 45.6% for the same period in the prior year. Net earnings attributable to Skechers U.S.A., Inc. were $92.3 million for the three months ended September 30, 2017, an increase of $27.2 million, or 41.8%, compared to net earnings of $65.1 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2017 were $0.59, which reflected a 40.5% increase from the $0.42 diluted earnings per share reported in the same prior-year period. The increase in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2017 was due to increased net sales and gross margins and a lower effective tax rate which were partially offset by increased selling expenses of $21.8 million and increased general and administrative expenses of $55.1 million. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e‑commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended September 30,
	2017	2016
Percentage of revenues by segment:
Domestic wholesale	26.9%	30.8%
International wholesale	43.4%	40.1%
Retail	29.7%	29.1%
Total	100.0%	100.0%

As of September 30, 2017, we owned and operated 623 stores, which included 436 domestic retail stores and 187 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first nine months of 2017, we opened five domestic concept stores, five domestic outlet stores, 18 domestic warehouse stores, 13 international concept stores, 13 international outlet stores, and four international warehouse stores. In addition, we closed five domestic concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2017, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, and (iv) strategically expanding our retail distribution channel by opening another 12 to 15 Company-owned retail stores during the remainder of the year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net sales	$1,094,829	100.0%	$942,417	100.0%	$3,193,571	100.0%	$2,799,021	100.0%
Cost of sales	574,842	52.5	512,439	54.4	1,708,765	53.5	1,520,637	54.3
Gross profit	519,987	47.5	429,978	45.6	1,484,806	46.5	1,278,384	45.7
Royalty income	2,917	0.3	2,970	0.3	10,368	0.3	8,902	0.3
	522,904	47.8	432,948	45.9	1,495,174	46.8	1,287,286	46.0
Operating expenses:
Selling	89,559	8.2	67,782	7.2	263,318	8.2	197,627	7.1
General and administrative	316,852	28.9	261,815	27.8	904,631	28.4	747,403	26.7
	406,411	37.1	329,597	35.0	1,167,949	36.6	945,030	33.8
Earnings from operations	116,493	10.7	103,351	10.9	327,225	10.2	342,256	12.2
Interest income	780	0.1	348	—	1,574	—	933	—
Interest expense	(1,560)	(0.1)	(1,296)	(0.1)	(4,895)	(0.1)	(4,545)	(0.1)
Other, net	2,147	0.1	(1,485)	(0.1)	5,507	0.2	(1,310)	—
Earnings before income tax expense	117,860	10.8	100,918	10.7	329,411	10.3	337,334	12.1
Income tax expense	11,030	1.0	24,376	2.6	42,546	1.3	67,144	2.4
Net earnings	106,830	9.8	76,542	8.1	286,865	9.0	270,190	9.7
Less: Net earnings attributable to non-controlling interests	14,520	1.4	11,432	1.2	41,025	1.3	33,361	1.2
Net earnings attributable to Skechers U.S.A., Inc.	$92,310	8.4%	$65,110	6.9%	$245,840	7.7%	$236,829	8.5%

THREE MONTHS ENDED September 30, 2017 COMPARED TO THREE MONTHS ENDED September 30, 2016

Net sales

Net sales for the three months ended September 30, 2017 were $1.095 billion, an increase of $152.4 million, or 16.2%, as compared to net sales of $942.4 million for the three months ended September 30, 2016. The increase in net sales came from all our business segments with the largest increases attributable to our international wholesale and global retail businesses from our Women’s Sport, Men’s Sport and Kids’ divisions.

Our domestic wholesale net sales increased $4.1 million, or 1.4%, to $294.1 million for the three months ended September 30, 2017 from $290.0 million for the three months ended September 30, 2016. The increase in the domestic wholesale segment’s net sales was primarily the result of a 2.7% unit sales volume increase to 12.6 million pairs for the three months ended September 30, 2017 from 12.3 million pairs for the same period in 2016. The increase in our domestic wholesale segment was primarily attributable to increased sales in our Men’s Sport, Kids’, Skecher Street and You by Skechers divisions. The average selling price per pair within the domestic wholesale decreased to $23.27 per pair for the three months ended September 30, 2017 compared to $23.58 per pair for the same period last year, which was primarily attributable to a product sales mix with lower average selling prices.

Our international wholesale segment sales increased $97.2 million, or 25.7%, to $475.2 million for the three months ended September 30, 2017 compared to sales of $378.0 million for the three months ended September 30, 2016. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $92.8 million, or 31.4%, to $388.5 million for the three months ended September 30, 2017 compared to net sales of $295.7 million for the three months ended September 30, 2016. The largest sales increases during the quarter came from our European subsidiaries and our joint ventures in China and South Korea, primarily due to increased sales of product from our Women’s Sport, Men’s Sport and Kids’ divisions. Our distributor sales increased $4.4 million to $86.7 million for the three months ended September 30, 2017, a 5.3% increase from sales of $82.3 million for the three months ended September 30, 2016. The increase was primarily due to increased sales to our distributors in Indonesia and Ukraine.

Our retail segment sales increased $51.1 million to $325.5 million for the three months ended September 30, 2017, an 18.6% increase over sales of $274.4 million for the three months ended September 30, 2016. The increase in retail sales was primarily attributable to operating an additional net 67 stores and increased comparable store sales of 4.4% resulting from increased sales across several key divisions, including Women’s and Men’s Sport, Men’s USA and Kids’ divisions. During the third quarter of 2017, we opened one domestic outlet store, four domestic warehouse stores, four international concept stores, and four international outlet stores. In addition, we closed four domestic concept stores. For the three months ended September 30, 2017, our domestic retail sales increased 9.5% compared to the same period in 2016, which was primarily attributable to positive comparable domestic store sales of 3.1% and a net increase of 30 domestic stores. Our international retail store sales increased 43.8% compared to the same period in 2016, which was primarily attributable to positive comparable international store sales of 8.4% and a net increase of 37 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended September 30, 2017 increased $90.0 million, or 20.9%, to $520.0 million as compared to $430.0 million for the three months ended September 30, 2016. Gross profit as a percentage of net sales, or gross margins, increased to 47.5% for three-month period ended September 30, 2017 from 45.6% for the same period in the prior year, due to higher gross margins from all our segments. Our domestic wholesale segment gross profit increased $2.5 million to $110.7 million for the three months ended September 30, 2017 as compared to $108.2 million for the three months ended September 30, 2016, primarily due to an increase in pairs sold which was offset by lower average selling prices. Domestic wholesale margins increased to 37.6% for the three months ended September 30, 2017 from 37.3% for the three months ended September 30, 2016.  The increase in domestic wholesale gross margins was primarily due to a sales mix of newer products with higher average margins.

Gross profit for our international wholesale segment increased $54.6 million, or 33.1%, to $219.3 million for the three months ended September 30, 2017 as compared to $164.7 million for the three months ended September 30, 2016. International wholesale gross margins were 46.1% for the three months ended September 30, 2017 compared to 43.6% for the three months ended September 30, 2016. Gross margins for our direct subsidiary sales increased to 50.6% for the three months ended September 30, 2017 compared to 48.6% for the three months ended September 30, 2016. The increase in international wholesale gross margins was attributable to a product sales mix with higher margin products and positive foreign currency translations. Gross margins for our distributor sales were 26.3% for the three months ended September 30, 2017 compared to 25.5% for the three months ended September 30, 2016, which was due to a product sales mix with higher average margins.

Gross profit for our retail segment increased $32.9 million, or 20.9%, to $190.0 million for the three months ended September 30, 2017 as compared to $157.1 million for the three months ended September 30, 2016. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 58.4% for the three months ended September 30, 2017 as compared to 57.3% for the three months ended September 30, 2016. Gross margins for our domestic stores, which include e-commerce, were 60.6% and 59.8% for the three months ended September 30, 2017 and 2016, respectively. The increase in gross margins in our domestic retail stores was attributable to a product sales mix with higher average margins. Gross margins for our international stores were 53.8% for the three months ended September 30, 2017 as compared to 50.5% for the three months ended September 30, 2016. The increase in international retail gross margins was attributable to a product sales mix with higher average margins and positive foreign currency translations.

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

Selling expenses

Selling expenses increased by $21.8 million, or 32.1%, to $89.6 million for the three months ended September 30, 2017 from $67.8 million for the three months ended September 30, 2016. As a percentage of net sales, selling expenses were 8.2% and 7.2% for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily due to increased international wholesale advertising expenses of $18.3 million and an additional $3.5 million in selling commissions from our joint venture in South Korea.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs.

General and administrative expenses

General and administrative expenses increased by $55.1 million, or 21.0%, to $316.9 million for the three months ended September 30, 2017 from $261.8 million for the three months ended September 30, 2016. As a percentage of sales, general and administrative expenses were 28.9% and 27.8% for the three months ended September 30, 2017 and 2016, respectively. The $55.1 million increase in general and administrative expenses was primarily attributable to approximately $27.2 million related to supporting our international wholesale operations due to increased sales volumes and expansion into newer markets, and $8.0 million and $10.1 million of additional operating expenses attributable to opening and operating 37 new international and 30 new domestic retail stores, respectively, since September 30, 2016. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $10.4 million to $59.4 million for the three months ended September 30, 2017 as compared to $49.0 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

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

Other income (expense)

Interest income was $0.8 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense increased by $0.3 million to $1.6 million for the three months ended September 30, 2017 compared to $1.3 million for the same period in 2016. Interest expense was incurred primarily on amounts owed to our foreign manufacturers and for loans related to our international joint ventures. Other income increased $3.6 million to $2.1 million for the three months ended September 30, 2017 as compared to other expense of $1.5 million for the same period in 2016. The increase in other income was primarily attributable to foreign currency exchange gain of $1.7 million for the three months ended September 30, 2017, as compared to a foreign currency exchange loss of $1.1 million for the three months ended September 30, 2016. This increased foreign currency exchange gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended September 30, 2017 and 2016 were as follows (in thousands, except the effective tax rate):

	Three Months Ended September 30,
	2017	2016
Income tax expense	$11,030	$24,376
Effective tax rate	9.4%	24.2%

The tax provisions for the three months ended September 30, 2017 and 2016 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate for 2017 to be approximately 13%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the three months ended September 30, 2017, the decrease in the effective tax rate was primarily due to an increase in the amount of projected foreign earnings relative to projected domestic earnings as compared to the same period in the prior year, as well as a $0.2 million excess tax benefit recorded due to implementing ASU 2016-09.

As of September 30, 2017, we had approximately $802.9 million in cash and cash equivalents, of which $503.1 million, or 62.7%, was held outside the U.S. Of the $503.1 million held by our foreign subsidiaries, approximately $54.1 million is available for repatriation to the U.S. without incurring further U.S. income taxes and applicable foreign income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements. We do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. Under current applicable tax laws, if we choose to repatriate some or all of the funds designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes and applicable foreign income and withholding taxes. As such, we did not provide for deferred income taxes on accumulated undistributed earnings of our foreign subsidiaries.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended September 30, 2017 increased $3.1 million to $14.5 million as compared to $11.4 million for the same period in 2016 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

NINE MONTHS ENDED September 30, 2017 COMPARED TO NINE MONTHS ENDED September 30, 2016

Net sales

Net sales for the nine months ended September 30, 2017 were $3.194 billion, an increase of $394.6 million, or 14.1%, as compared to net sales of $2.799 billion for the nine months ended September 30, 2016. The increase in net sales came from all our business segments with the largest increases attributable to our international wholesale and global retail businesses from our Women’s and Men’s Sport, Women’s USA, Men’s Go and Kids’ divisions.

Our domestic wholesale net sales increased $22.9 million, or 2.4%, to $993.7 million for the nine months ended September 30, 2017 from $970.8 million for the nine months ended September 30, 2016. The increase in the domestic wholesale segment’s net sales came on a 6.3% unit sales volume increase to 44.8 million pairs for the nine months ended September 30, 2017 from 42.2 million pairs for the same period in 2016. The increase in our domestic wholesale segment was primarily attributable to increased sales in our Women’s Active, Men’s USA, Kids’ and Women’s USA divisions. The average selling price per pair within the domestic wholesale segment decreased to $22.18 per pair for the nine months ended September 30, 2017 from $23.03 per pair for the same period last year, which was attributable to a product sales mix with lower average selling prices.

Our international wholesale segment sales increased $222.2 million, or 20.2%, to $1.324 billion for the nine months ended September 30, 2017 compared to sales of $1.101 billion for the nine months ended September 30, 2016. Direct subsidiary sales increased $197.2 million, or 22.5%, to $1.072 billion for the nine months ended September 30, 2017 compared to net sales of $875.1 million for the nine months ended September 30, 2016. The largest sales increases during the period came from our subsidiaries in Canada and our joint ventures in China and Korea, primarily due to increased sales of product from our Women’s and Men’s Sport, Women’s and Men’s GO and Kids’ divisions. Our distributor sales increased $25.0 million to $251.4 million for the nine months ended September 30, 2017, an 11.1% increase from sales of $226.4 million for the nine months ended September 30, 2016. The increase was primarily due to increased sales to our distributors in the United Arab Emirates and Indonesia.

Our retail segment sales increased $149.4 million to $876.2 million for the nine months ended September 30, 2017, a 20.6% increase over sales of $726.8 million for the nine months ended September 30, 2016. The increase in retail sales was primarily attributable to increased comparable store sales of 5.0% resulting from increased sales of product from our Women’s and Men’s Sport, Women’s GO, Men’s USA and Kids’ divisions. During the nine months ended September 30, 2017, we opened five domestic concept stores, five domestic outlet stores, 18 domestic warehouse stores, 13 international concept stores, 13 international outlet stores, and four international warehouse stores. We closed five domestic concept stores. For the nine months ended September 30, 2017, our domestic retail sales increased 10.9% compared to the same period in 2016, which was primarily attributable to positive comparable domestic store sales of 4.2% and a net increase of 30 domestic stores. Our international retail store sales increased 49.1%, which was primarily attributable to positive comparable international store sales of 7.3% and a net increase of 37 international stores when compared to the prior year period.

Gross profit

Gross profit for the nine months ended September 30, 2017 increased $206.4 million to $1.485 billion as compared to $1.278 billion for the nine months ended September 30, 2016. Gross profit as a percentage of net sales, or gross margin, increased to 46.5% for the nine months ended September 30, 2017 from 45.7% for the same period in the prior year. Our domestic wholesale segment gross profit increased $3.2 million, or 0.9%, to $376.5 million for the nine months ended September 30, 2017 compared to $373.3 million for the nine months ended September 30, 2016, primarily attributable to increased sales. Domestic wholesale margins decreased to 37.9% for the nine months ended September 30, 2017 from 38.5% for the same period in the prior year. The decrease in domestic wholesale margins was attributable to a product sales mix with slightly lower average margins.

Gross profit for our international wholesale segment increased $114.9 million, or 23.9%, to $594.9 million for the nine months ended September 30, 2017 compared to $480.0 million for the nine months ended September 30, 2016. International wholesale gross margins were 44.9% for the nine months ended September 30, 2017 compared to 43.6% for the nine months ended September 30, 2016. Gross margins for our direct subsidiary sales increased to 49.2% for the nine months ended September 30, 2017 as compared to 48.1% for the nine months ended September 30, 2016, which was attributable to price increases from the prior year period and favorable foreign currency translations. Gross margins for our distributor sales were 26.6% for the nine months ended September 30, 2017 as compared to 26.1% for the nine months ended September 30, 2016.

Gross profit for our retail segment increased $88.3 million, or 20.8%, to $513.4 million for the nine months ended September 30, 2017 as compared to $425.1 million for the nine months ended September 30, 2016. Gross margins for all company-owned domestic and international stores and our e-commerce business were 58.6% for the nine months ended September 30, 2017 as compared to 58.5% for the nine months ended September 30, 2016. Gross margin for our domestic stores was 60.5% for the nine months ended September 30, 2017 as compared to 60.8% for the nine months ended September 30, 2016. Gross margins for our international stores were 54.5% and 51.6% for the nine months ended September 30, 2017 and 2016, respectively. The increase in international retail gross margins was primarily attributable to a product sales mix with higher average margins and favorable foreign currency translations.

Selling expenses

Selling expenses increased by $65.7 million, or 33.2%, to $263.3 million for the nine months ended September 30, 2017 from $197.6 million for the nine months ended September 30, 2016. As a percentage of net sales, selling expenses were 8.2% and 7.1% for the nine months ended September 30, 2017 and 2016, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $44.9 million to support our global growth and higher sales commissions of $20.2 million due to increased net sales for the nine months ended September 30, 2017.

General and administrative expenses

General and administrative expenses increased by $157.2 million, or 21.0%, to $904.6 million for the nine months ended September 30, 2017 from $747.4 million for the nine months ended September 30, 2016. As a percentage of sales, general and administrative expenses were 28.4% and 26.7% for the nine months ended September 30, 2017 and 2016, respectively. The increase in general and administrative expenses was primarily attributable to $71.7 million related to supporting our international wholesale operations due to increased sales volumes and expansion into newer markets, $20.1 million and $33.6 million of additional operating expenses attributable to operating 37 new international and 30 new domestic retail stores, respectively, since September 30, 2016. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $21.6 million to $168.0 million for the nine months ended September 30, 2017 from $146.4 million for the nine months ended September 30, 2016. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

Other income (expense)

Interest income was $1.6 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. Interest expense increased $0.4 million to $4.9 million for the nine months ended September 30, 2017 compared to $4.5 million for the same period in 2016. Interest expense was incurred primarily on amounts owed to our foreign manufacturers and for loans related to our international joint ventures. Other income increased $6.8 million to $5.5 million for the nine months ended September 30, 2017 as compared to other expense of $1.3 million for the same period in 2016 due to increased foreign currency exchange gains. This increased foreign currency exchange gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the nine months ended September 30, 2017 and 2016 were as follows (in thousands, except the effective tax rate):

	Nine Months Ended September 30,
	2017	2016
Income tax expense	$42,546	$67,144
Effective tax rate	12.9%	19.9%

The tax provisions for the nine months ended September 30, 2017 and 2016 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate for 2017 to be approximately 13%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 39%. For the nine months ended September 30, 2017, the decrease in the effective tax rate was primarily due to an increase in the amount of projected foreign earnings relative to projected domestic earnings as compared to the same period in the prior year as well as $1.1 million in excess tax benefits recorded due to implementing ASU 2016-09.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the nine months ended September 30, 2017 increased $7.6 million to $41.0 million as compared to $33.4 million for the same period in 2016 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at September 30, 2017 was $1.475 billion, an increase of $269.3 million from working capital of $1.206 billion at December 31, 2016. Our cash and cash equivalents at September 30, 2017 were $802.9 million, compared to $718.5 million at December 31, 2016. The increase in cash and cash equivalents of $84.4 million, after consideration of the effect of exchange rates, was the result of our net earnings of $286.9 million, which was offset by a decrease in accounts payable of $25.1 million and by an increase in account receivables of $164.4 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, and capital expenditures.

Operating Activities

For the nine months ended September 30, 2017, net cash provided by operating activities was $175.5 million as compared to $242.9 million for the nine months ended September 30, 2016. The $67.4 million decrease in cash flows provided by operating activities for the nine months ended September 30, 2017, primarily resulted from a smaller decrease in cash flows from inventory of $90.2 million and a larger increase in accounts receivable of $70.7 million, offset by a smaller decrease in accounts payable of $67.4 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Investing Activities

Net cash used in investing activities was $103.9 million for the nine months ended September 30, 2017 as compared to $84.1 million for the nine months ended September 30, 2016. The $19.8 million increase in net cash used in investing activities for the nine months ended September 30, 2017 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $21.4 million. Capital expenditures were $102.2 million for the nine months ended September 30, 2017 primarily consisted of $56.5 million for new store openings and remodels, an additional $19.9 million for land to be used for our China distribution center, and $13.9 million to support our international wholesale operations. This was compared to capital expenditures of $80.8 million for the nine months ended September 30, 2016, of which $35.9 million consisted of new store openings and remodels, $7.0 million paid for a corporate property purchase for future development, and $13.5 million paid for equipment costs for increased automation at our European Distribution Center. We expect our capital expenditures for the remainder of 2017 to be approximately $20 million to $25 million, which includes opening an additional 12 to 15 Company-owned retail stores and several store remodels and investments in our international operations. We expect to fund all our capital expenditures through existing cash balances and cash from operations.

Financing Activities

Net cash provided by financing activities was $2.5 million during the nine months ended September 30, 2017 compared to $4.9 million in net cash used in financing activities during the nine months ended September 30, 2016. The $7.4 million increase in cash provided by financing activities for the nine months ended September 30, 2017 as compared to the same period in the prior year is primarily attributable to increased borrowings on long-term debt of $5.6 million, and reduced payments on long-term debt of $13.9 million, which were partially offset by decreased contributions from non-controlling interests of $5.7 million, a decrease in excess tax benefits from share-based compensation of $4.6 million and an increase in distributions from non-controlling interests of $1.4 million.

Sources of Liquidity

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of September 30, 2017, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of September 30, 2017, is related to our international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $67.0 million outstanding under the Amended Loan Agreement, of which $1.5 million and $65.5 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of September 30, 2017.

As of September 30, 2017, outstanding short-term and long-term borrowings were $83.8 million, of which $67.6 million relates to loans for our domestic distribution center and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through November 30, 2018. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2017.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2016 and the first nine months of 2017, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of September 30, 2017, we have $10.6 million and $67.0 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.3 million for the quarter ended September 30, 2017. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2017. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of September 30, 2017 to hedge the cash flows on our $67.0 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $67.0 million at September 30, 2017. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $8.6 million and $7.3 million for the nine months ended September 30, 2017 and 2016, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2017 would have reduced the values of our net investments by approximately $26.7 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups are defective and unreasonably dangerous, negligently designed and/or manufactured, and do not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. In total, we are named as a defendant in 16 currently active, pending cases (some on behalf of multiple plaintiffs) filed in various courts that assert further varying injuries but employ similar legal theories and assert similar claims to the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are some variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled  In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. Skechers has resolved 1,754 personal injury claims in the MDL proceedings, comprised of 1,152 that were filed as formal actions and 602 that were submitted by plaintiff fact sheets. Skechers has also settled another 26 claims in principle—9 filed cases and 17 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 71 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 38 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but 3 personal injury cases pending in the MDL have been or are expected to be resolved. Discovery in the three remaining, unsettled cases is continuing.  No trial dates have been set.  All other MDL actions are stayed.

Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group also have been named as defendants in a total of 72 personal injury actions filed in various Superior Courts of the State of California that were brought on behalf of 920 individual plaintiffs (360 of whom also submitted MDL court-approved questionnaires for mediation purposes in the MDL proceeding). Of those cases, 68 were originally filed in the Superior Court for the County of Los Angeles (the “LASC cases”). On August 20, 2014, the Judicial Council of California granted a petition by our company to coordinate all personal injury actions filed in California that relate to Shape-ups with the LASC cases (collectively, the “LASC Coordinated Cases”). On October 6, 2014, three cases that had been pending in other counties were transferred to and coordinated with the LASC Coordinated Cases. On April 17, 2015, an additional case was transferred to and coordinated with the LASC Coordinated Cases. Fifty-seven actions brought on behalf of a total of 647 plaintiffs have been settled and dismissed. Twelve actions have been partially dismissed, with the claims of 219 plaintiffs being fully resolved. The claims of one additional plaintiff from these partially settled multi-plaintiff lawsuits have been settled in principle pursuant to a global settlement program that has been approved by the plaintiffs’ attorneys (described in greater detail below). The claims of 5 plaintiffs from a pending multi-plaintiff action and the claims of another plaintiff in a single-plaintiff action have been settled in principle and should be dismissed in the short term. One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by us. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by us. Thus, taking into account both consummated settlements and cases subject to the settlement program, only 13 lawsuits on behalf of a total of 18 plaintiffs are expected to remain in the LASC Coordinated Cases. Discovery is continuing in those thirteen remaining cases. No trial dates have been set.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. Eleven of those actions have been resolved and dismissed, and the remaining one has now been settled in principal and should be dismissed in the short term.

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

adidas America, Inc. and adidas AG v. Skechers USA, Inc. – On July 11, 2016, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-01400-AC, alleging that certain of our children’s styles (Boys’ Mega Blade 2.0 and 2.5)  infringe two of adidas’ patents.  The complaint seeks, among other things, injunctive relief and damages (including treble damages).  On July 28, 2016, adidas filed a motion for a preliminary injunction, asking the Court to preliminarily restrain Skechers from importing, manufacturing, distributing, advertising, selling, or offering for sale any of the accused styles. In related activity, on April 26, 2017, the United States Patent and Trial Appeal Board (the “PTAB”) granted petitions by Skechers and instituted inter partes review proceedings as to certain claims under the two patents at issue in this litigation, finding that Skechers had “establishe[d] a reasonable likelihood that [it] will prevail in showing the unpatentability of at least one of the claims” in each patent. Trial on these issues before the PTAB has been set for January 8, 2018.  The PTAB subsequently denied two other inter partes review petitions filed by Skechers with respect to the same two adidas patents, and then granted a third petition for additional claims in one of the same patents on August 15, 2017.  On June 12, 2017, the Court denied adidas’ motion for a preliminary injunction and stayed the lawsuit pending the outcome of the PTAB proceedings.  On July 10, 2017, adidas filed a notice of appeal of the Court’s denial of its motion for preliminary injunction, but subsequently abandoned that appeal.  While it is too early to predict the outcome of either the District Court or the PTAB proceedings or whether an adverse result in the District Court case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

Monique Cadle v. Skechers U.S.A., Inc., Robert Greenberg and David Weinberg. – On October 27, 2017, Monique Cadle filed a securities class action, on behalf of herself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08305.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

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

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016 and should be read in conjunction with the risk factors and other information disclosed in our 2016 annual report on Form 10‑K that could have a material effect on our business, financial condition and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2017 and 2016, our net sales to our five largest customers accounted for approximately 12.5% and 11.7% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during the nine months ended September 30, 2017 and 2016. No customer accounted for more than 10.0% of outstanding accounts receivable balance at September 30, 2017 or December 31, 2016. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2017 and 2016, the top five manufacturers of our manufactured products produced approximately 49.8% and 52.2% of our total purchases, respectively. One manufacturer accounted for 19.8% of total purchases for the nine months ended September 30, 2017 and the same manufacturer accounted for 23.8% of total purchases for the same period in 2016. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of September 30, 2017, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 75.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 10.9% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 34.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2017, Mr. Greenberg beneficially owned 35.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 43.0% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 22.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Date: November 3, 2017	SKECHERS U.S.A., INC.

	By:	/s/ David Weinberg
David Weinberg
Chief Financial Officer