Form 10-K
period 2017-12-31
SKECHERS USA INC
filed 2018-03-01
CIK 1065837

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $3.9 billion based upon the closing price of $29.50 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2018: 135,670,030.

The number of shares of Class B Common Stock outstanding as of February 15, 2018: 24,545,188.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2018 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

Skechers U.S.A., INC. and subsidiaries

table of contents TO ANNUAL REPORT ON form 10-k

for the year ended DECEMBER 31, 2017

This annual report includes our trademarks including Skechers®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, Skechers GOgolf®, You by Skechers™, ®, ®, ®, Skechers Cali™, Relaxed Fit®, Skecher Street™, D’Lites®, DLT-A™, Skechers Memory Foam™, BOBS®, Energy Lights®, and Twinkle Toes®, each of which is our property. This report contains additional trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

SPECIAL NOTE ON Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2018 operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:

•	global economic, political and market conditions including the challenging consumer retail market in the United States;
•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•	our ability to sustain, manage and forecast our costs and proper inventory levels;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
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

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under the Skechers Performance brand name. Our footwear reflects a combination of style, comfort, quality and value that appeals to a broad range of consumers. Our brands are sold through department and specialty stores, athletic and independent retailers, boutiques and internet retailers. In addition to wholesale distribution, our footwear is available at our e-commerce websites and our own retail stores. As of February 15, 2018, we owned and operated 117 concept stores, 170 factory outlet stores and 162 warehouse outlet stores in the United States, and 120 concept stores, 67 factory outlet stores, and 9 warehouse outlet stores internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our diversified product lines, innovative advertising and diversified distribution channels.

We seek to offer consumers a vast array of stylish and comfortable footwear that satisfies their active, casual, dress casual and athletic footwear needs. Our core consumers are style-conscious men and women attracted to our relevant brand image, fashion-forward designs and affordable product, as well as athletes and fitness enthusiasts attracted to our performance footwear. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic. Further, we offer children a unique collection of footwear designed just for them, including those with innovative light technology.

We believe that brand recognition is an important element for success in the footwear business. We have aggressively marketed our brands through comprehensive marketing campaigns for men, women and children. During 2017, the Skechers brand was supported by print, television, digital and outdoor campaigns for men and women; animated and live action kids’ television and digital campaigns; marathons and other events for Skechers Performance and BOBS from Skechers divisions. To further drive recognition, we have enlisted numerous celebrities, former and current athletes, and influencers to appear in our campaigns, including globally-known recording artists Camila Cabello; sports legends Sugar Ray Leonard, Howie Long, David Ortiz, Tony Romo and Joe Montana; and television personalities and actresses Brooke Burke-Charvet and Kelly Brook. For the Skechers Performance Division, we also had Olympians Meb, Kara Goucher, and Matt Kuchar; and professional golfers Ashlan Ramsey, Belen Mozo, Brooke Henderson, Billy Andrade and Colin Montgomerie as well as the newly signed Edward Cheserek, who won 17 National Collegiate Athletic Association (“NCAA”) distance titles before graduating from college in 2017.

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

SKECHERS LINES

We offer a wide array of Skechers-branded footwear lines for men, women and children, many of which have categories that have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support, and are generally sold through department stores, footwear specialty stores, athletic retailers, Skechers retail stores as well as skechers.com and numerous online accounts. Management evaluates segment performance based primarily on net sales and gross margins; however, sales and costs are not allocated to specific product lines.

In addition, Skechers designs and markets running and golf apparel under the Skechers Performance brand. The apparel is primarily available at Skechers retail stores, but is also available to domestic wholesale accounts and select international partners.

Lifestyle Brands

Skechers USA. Our Skechers USA category for men and women includes: (i) Dress Casuals and Modern Comfort, (ii) Casuals, (iii) Casual Athletic, and (iv) seasonal sandals and boots. Styles are available in several fits including Classic Fit, Relaxed Fit and Wide Fit.

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

•

Our Casual Athletic line is comprised of low-profile, sport-influenced streetwear targeted to trend-conscious young men and women. The outsoles are primarily rubber and are sometimes adopted from our men’s Sport and women’s Active lines. This collection features leather or nubuck uppers, but may also include mesh.

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

•

Our lightweight sport athletic product is designed with comfort and flexibility in mind.  Careful attention is devoted to the cushioning, weight, design and construction by using innovative materials and technologies including Skech-Knit uppers.    Designed as a versatile, trend-right athletic shoe suitable for all-day wear, the product line features styles in both bright and classic athletic colors.

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

Skecher Street™. A bold urban street-inspired sneaker collection for millennials, Gen Y’s and young women, Skecher Street™ Los Angeles delivers sneakers, platforms and fashion trainers with premium metallic finishes, sophisticated takes on glimmer embellishments and playful embroidered pairs with star and graphic treatments. Skecher Street™ styles pair the latest trends with comfort features including Air Cooled Memory Foam insoles, the brand’s patented Rise Fit technology and contoured barefoot liners.

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

For each pair of specially packaged BOBS from Skechers sold in the United States from September 1, 2015 through August 31, 2018, twenty-five cents is donated to Best Friends to help save the lives of dogs and cats in America’s shelters. Skechers has committed to donating at least $3.0 million dollars to Best Friends Animal Society during the promotion period. Skechers also continues to donate new shoes to children in need through the BOBS program for which more than 15 million pairs of new kids’ shoes have been donated, including one million pairs in 2017.  The charitable shoes are primarily donated to charity partner Delivering Good, which then donates the shoes to various reputable charity organizations in the United States and around the world.

Mark Nason. Inspired by classic rock and roll and its trends, the Mark Nason Collection originally started in Italy with an exotic offering of boots and accessories. The high-end collection has evolved into Mark Nason Los Angeles, an expanded offering of dress, casual and active styles for style-conscious men, with many featuring Premium Relaxed Fit construction and Memory Foam Lux insoles for enhanced comfort.

Performance Brands

Skechers Performance. Skechers Performance is a collection of technical footwear designed with a focus on a specific activity to maximize performance and promote natural motion. Developed by the Skechers Performance Division, the footwear utilizes the latest advancements in materials and innovative design, including ultra-lightweight Resalyte or the latest 5GEN midsole compounds for comfort and an outsole that delivers responsive feedback.  Limited edition features such as Skechers Nite Owl glow-in-the-dark technology or special colorways are featured across multiple product lines.

•

Skechers GOrun. Skechers GOrun is a collection of lightweight, flexible running shoes that feature a midfoot strike design for efficient running. Skechers GOrun Ride features similar designs to their GOrun counterparts, with enhanced cushioning for elevated comfort and support. Skechers GOrun Forza offers extra stability on long runs. The Skechers GOmeb collection includes the high-performance racing and training shoes worn by elite marathon runner Meb. These flagship lines, as well as other Skechers GOrun products, are marketed to serious runners and recreational runners alike, and are available in running stores as well as other retailers. Special limited-edition collections of key running styles are released to commemorate major marathon events in cities like New York, Houston and Los Angeles.

•

Skechers GOwalk. Skechers GOwalk is designed for walking and casual wear, and offers performance features in a comfortable casual slip-on or lace-up sneaker. The product line features a lightweight and flexible design to promote natural foot movement when walking as well as more advanced performance technologies including a high-rebound GogaMax insole, comfortable 5GEN cushioning and Memory Form Fit for a custom-fit experience. Skechers GOwalk Joy adds knitted upper sneaker styles to the collection. Skechers GO FLEX Walk features a unique articulated, segmented flexible outsole that is designed to move with you. Skechers on-the-GO footwear fuses iconic designs and premium materials with Skechers Performance technologies for comfort and style.

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

•

YOU by Skechers™. The versatile YOU by Skechers™ footwear collection combines lifestyle with wellness in an eclectic assortment of easy-to-wear and comfortable knitted lace-up and slip-on sneakers for women.

Skechers Kids

The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes, high-tops, sneakers and sandals, (ii) Skechers’ athletic-inspired sneakers with Memory Foam, (iii) Twinkle Toes, (iv) character supported collections, (v) Lighted footwear, (vi) Game Kicks.

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

•

Twinkle Toes by Skechers is a line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. Some styles also include lights. The product line is marketed with the character Twinkle Toes.

•

Along with Twinkle Toes, we market several of our collections with characters that resonate with younger consumers. Skechers Super Z-Strap is a line of athletic-styled sneakers with an easy “z”-shaped closure system marketed with the character Z-Strap; Elastika by Skechers is a line of girls’ sneakers with bungee closures marketed with the character Elastika; and Mega Flex is a line of athletic sneakers with heel springs or articulated blades for boys based on a robot character.

•

Skechers’ lighted footwear collection for boys and girls includes multiple categories, featuring S-Lights and rechargeable technology with brands like Energy Lights by Skechers footwear. S-Lights combine patterns of lights on the outsoles and sides of the shoes, while Energy Lights by Skechers is a classic high-top or low-top sneaker with a rechargeable lighted outsole that features a variety of colors and light.

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

Skechers Work

Skechers Work offers a complete line of men’s and women’s casuals such as field boots, hikers and athletic shoes, many of which may also include Skechers Memory Foam™. The Skechers Work line includes athletic-inspired, casual safety toe and non-slip safety toe categories that may feature lightweight aluminum safety toe, electrical hazard and slip-resistant technologies, as well as breathable, seam-sealed waterproof membranes. Designed for men and women working in jobs with certain safety requirements, these durable styles are constructed on high-abrasion, long-wearing soles, and feature breathable lining, oil- and abrasion-resistant outsoles offering all-day comfort and prolonged durability. The Skechers Work line incorporates design elements from other Skechers men’s and women’s lines. The uppers are comprised of high-quality leather, nubuck, trubuck and durabuck. Our safety toe athletic sneakers, boots, hikers and casuals are ideal for environments requiring safety footwear, and offer comfort and safety in dry or wet conditions. Our slip-resistant boots, hikers, athletics, casuals, clogs and comfortable Shape-ups are ideal for the service industry. The new Skechers Healthcare Pro SR Series offers slip and stain resistant footwear with air-cooled memory foam in a wide range of colors for medical professionals.  Our safety toe products have been independently tested and certified to meet ASTM standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip-resistance. Skechers Work is typically sold through department stores, athletic footwear retailers and specialty shoe stores, and is marketed directly to consumers through business-to-business channels.

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

After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and embellishments, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our manufacturers for design prototypes. The design prototypes are then sent back to our design teams. Our major retail customers may also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. We also occasionally order limited production runs that may initially be tested in our concept stores with our test and react program, which gives us further insight into the strength of particular styles and allowing our design teams to quickly modify and refine our designs. Generally, the production process can take six to nine months from design concept to commercialization.

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

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2017, five of our contract manufacturers accounted for approximately 47.5% of total purchases. One manufacturer accounted for 17.9%, and another accounted for 11.1% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services or with the availability of raw materials.

We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our Asian manufacturers. These facilities currently bear interest at a rate between 0.0% and 0.5% for 30- to 60-day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers. However, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.

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

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture, through initial production runs, to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through a 367-person staff working from our offices in China and Vietnam. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law), nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation will be paid according to local law, and that the factory is in compliance with local safety regulations.

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

ADVERTISING AND MARKETING

With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. Our marketing plan has a multi-pronged approach: traditional print and television advertising, supported by digital, outdoor, trend-influenced marketing, public relations, social media, promotions, events and in-store. In addition, we utilize celebrity endorsers in some of our advertisements. We also believe our websites and trade shows are effective marketing tools to both consumers and wholesale accounts. We have historically budgeted advertising as a percentage of projected net sales.

The majority of our advertising is conceptualized by our in-house design team. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. Through our performance-inspired and image-driven advertising, we generally seek to build and drive brand awareness, create purchase intent and inform the consumer about new innovations and lines. Our campaigns are designed to provide merchandise flexibility and to facilitate the brand’s direction.

To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe will reach new markets. In 2017, our Skechers lifestyle endorsees included Camila Cabello, Brooke Burke-Charvet, Kelly Brook, Joe Montana, Sugar Ray Leonard, Howie Long, David Ortiz, and Tony Romo. Our Skechers Performance Division 2017 endorsees included elite runner and Olympic medalist Meb, elite runners Kara Goucher and Edward Cheserek, and professional golfers Matt Kuchar, Belen Mozo, Brooke Henderson, Ashlan Ramsey, Billy Andrade and Colin Montgomerie. Additionally, several international markets signed local ambassadors for marketing campaigns. Along with these global ambassadors, we also had local or regional ambassadors including Korean pop groups for numerous countries in Asia.  From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

With a targeted approach, our print ads appear in popular fashion, lifestyle and pop culture publications in the United States and around the world.

Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2017, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes, as well as live action commercials that appeal to older kids and tweens. We also have commercials for our performance lines that feature elite athletes, and for our lifestyle lines that feature musicians, actors and retired athletes. We have found these to be cost-effective ways to advertise on key national and cable programming during high-selling seasons. In 2017, many of our television commercials were translated into multiple languages and aired in numerous markets around the world. Further, select markets have created television commercials specific to their market with local celebrities, and many international Skechers teams have translated our television commercials and aired in their markets around the world.

Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, at times we execute outdoor campaigns that may include mall and telephone kiosks, billboards, transportation systems and airports, and the covering of large stadiums and buildings around the world. In many markets these now include LED billboards that broadcast our commercials. In addition, we advertised on perimeter boards at soccer matches and professional sporting events in Europe, Latin America and Canada. We believe these mediums are an effective and efficient way to target specific consumers.

Public Relations/Trend-Influenced Marketing. Our public relations objectives are to accurately position Skechers as a leading footwear brand within the business, general news and trade publications as well as to secure product placement in key fashion and lifestyle magazines and television shows, and place our footwear on the feet of trend-setting influencers, celebrities and their families. We have been featured on leading business shows with interviews of our executives discussing our business strategy and position within the footwear market. We have amassed an array of prominent product placements in leading fashion, lifestyle, sports and pop culture magazines and websites. Additionally, we have partnered with influencers, bloggers and vloggers who have both appeared at events and posted on their social media channels about our footwear.

Social Media. With the goal of engaging with consumers, showcasing our product in relatable settings and relaying the latest news, we have built communities on Facebook, Twitter, Instagram, Pinterest and Snapchat in the United States and in countries around the world where our product is sold. To promote both our lifestyle and performance brands, we have developed several unique channels under Skechers®, Skechers Performance™, Skecher Street™ and Mark Nason. The social platforms are divided into Skechers and Skechers Performance sites, as well as a BOBS page to feature our charitable footwear line. The online communities also connect consumers around the world, allowing an easy glimpse into trends and events in other countries. Additionally, many countries also utilize platforms specific to their market, such as Weibo in China.

Promotions and Events. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways and collaborations with national retailers and radio stations. In 2017, we appeared at walks and at numerous marathons in Boston, New York, London, Paris, Santiago and other cities with Skechers Performance branded booths to allow runners the ability to try on and often buy our products. In 2017, the Skechers Performance Division was the footwear and apparel sponsor for the Houston Marathon, the title sponsor of The Skechers Performance Los Angeles Marathon, and the footwear sponsor for Ironman across Europe. Our products were made available to consumers directly or through key accounts at many of these events. In addition, we partnered with key accounts by donating BOBS footwear to children in need at donation events in cities throughout the United States which built our relationships with these accounts as well as the local communities.  As part of our BOBS for Dogs charity program we also partnered with Best Friends Animal Society, an organization dedicated to saving the lives of dogs and cats, in Strut your Mutt Dog donation events across the country.

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

Trade Shows. To showcase our diverse products to footwear buyers in the United States and Europe and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at FFANY, The Licensing Show and Outdoor Retailer in the United States; MICAM and ISPO in Europe; and many other international shows. Our state-of-the-art trade show exhibits showcase our latest product offerings in a setting reflective of each of our brands.

Digital. In 2017, we launched marketing campaigns on YouTube, and launched digital campaigns in many international markets to coincide with key selling time periods.  We promote and sell our products through our e-commerce sites in the United States, Canada, United Kingdom, Germany, Spain, Chile and China, among other countries, as well as through non-ecommerce sites in many other countries. Our websites are a venue for dialog and feedback from customers about our products, which enhances the Skechers brand experience while driving sales through all our retail channels.

PRODUCT DISTRIBUTION CHANNELS

We have three reportable segments: domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores and online retailers. Internationally, our products are available through wholesale customers in more than 170 countries and territories via our global network of distributors, in addition to our subsidiaries in Asia, Europe, Canada, Central America and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. In addition, 18 distributors and 46 licensees have opened and operate 616 distributor-owned or -licensed Skechers retail stores and 1,047 licensee-owned Skechers retail stores, respectively, in over 170 countries as of December 31, 2017.

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

Retail stores and e-commerce. We pursue our retail store strategy through our three integrated retail formats: concept stores, factory outlet stores and warehouse outlet stores. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. In 2015, we upgraded the technologies in many of our stores, providing visibility to our merchandise in other stores and at our distribution center in order to better serve our customers with an omni-channel approach to sales. We review all of our stores for impairment annually or more frequently if events or changes in circumstances require it. We prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 1, 2018, we owned and operated 117 concept stores, 170 factory outlet stores and 162 warehouse outlet stores in the United States, and 120 concept stores, 67 factory outlet stores, and 9 warehouse outlet stores internationally. We plan to open 75 to 85 new stores in 2018.

Our retail stores are supported by our company-owned ecommerce businesses in the United States, Canada, United Kingdom, Germany, Spain, Chile and China, among other countries. These virtual storefronts are designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. These virtual stores provide a convenient, alternative shopping environment and brand experience, and are an additional efficient and effective retail distribution channel, which has improved our customer service. They enable consumers to shop, browse, find store locations, socially interact, post a shoe review, photo, video or question, and immerse themselves in our brands.

•	Concept Stores

Our concept stores are located at marquee street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, 5th Avenue, Union Square, Westfield World Trade Center, and 34th Street, in New York; Powell Street in San Francisco: Hollywood and Highland in Hollywood; Santa Monica’s Third Street Promenade; Ala Moana Center in Hawaii; and Las Vegas’ Grand Canal Shoppes at the Venetian and Fashion Show Mall. International locations include Westfield London and Westfield Stratford in London; Buchanan Street in Glasgow; Princes Street in Edinburgh; Toronto’s Eaton Centre; Vancouver’s Pacific Centre; the Shinsaibashi shopping district of Osaka and Harajuku in Tokyo. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances.

The typical Skechers concept store is approximately 2,500 square feet, although in certain markets we have opened concept stores as large as 8,000 square feet or as small as 800 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in North America, Europe, Central America, South America and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall, where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.

•	Factory Outlet Stores

Our factory outlet stores are generally located in manufacturers’ direct outlet centers throughout the United States. In addition, we have 67 international factory outlet stores. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,300 to 24,100 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points.

•	Warehouse Outlet Stores

Our free-standing and inline warehouse outlet stores, which are primarily located throughout the United States and Canada, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory in a cost-efficient manner. Skechers’ warehouse outlet stores are typically larger than our factory outlet stores and typically range in size from approximately 4,000 to 30,600 square feet. Our warehouse outlet stores enable us to sell discontinued and excess merchandise that would otherwise typically be sold to discounters at excessively low prices, which could otherwise compromise the Skechers brand image. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable.

Store count, openings and closings for our domestic, international and consolidated joint venture stores are as follows:

	Number of Store Locations December 31, 2016	Opened during 2017	Closed during 2017	Number of Store Locations December 31, 2017
Domestic stores
Concept	117	5	(5)	117
Factory Outlet	163	7	—	170
Warehouse Outlet	133	29	—	162
Domestic stores total	413	41	(5)	449
International stores
Concept	101	19	—	120
Factory Outlet	51	16	—	67
Warehouse Outlet	5	4	—	9
International stores total	157	39	—	196
Joint venture stores
China Concept	68	19	(32)	55
China Factory Outlet	28	44	(2)	70
Hong Kong Concept	37	3	(4)	36
Hong Kong Outlet	3	4	(3)	4
India Concept	34	11	(1)	44
India Outlet	1	2	(1)	2
Israel Concept	6	1	—	7
South Korea Concept	3	3	—	6
South Korea Outlet	11	2	(2)	11
South East Asia Concept	19	4	(1)	22
South East Asia Outlet	2	3	—	5
Joint venture stores total	212	96	(46)	262
Total domestic, international and joint venture stores	782	176	(51)	907

International Wholesale. Our products are sold in more than 170 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our joint ventures in Asia and the Middle East, as well as through our subsidiaries in the Americas, Europe, and Japan; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in select countries and territories across Asia, South America, Africa, the Middle East and Australia; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.

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

Europe

We currently merchandise, market and distribute product in most of Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; Skechers USA Italia S.r.l., with its offices and showrooms in Milan, Italy; Skechers CEE, Kft. with its offices and showrooms in Budapest, Hungry as well as regional showrooms in Albania, Bosnia-Herzegovina, Bulgaria, Croatia, the Czech Republic, Kosovo, Macedonia, Moldova, Montenegro, Romania, Serbia, Slovakia and Slovenia. To accommodate our European subsidiaries’ operations, we operate a 1.3 million square-foot distribution center in Liege, Belgium.

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

•Distributors and Licensees

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 23 distributors who sell our products to department, athletic and specialty stores. As of December 31, 2017, we also had agreements with 18 of these distributors and 46 licensees regarding 616 distributor-owned or -licensed Skechers retail stores and 1,047 licensee-owned Skechers retail stores, respectively. Our distributors, licensees and franchisees own and operate the following retail stores in more than 170 countries around the world:

	Number of Store Locations December 31, 2016	Opened during 2017	Closed during 2017	Number of Store Locations December 31, 2017
Distributor, licensee and franchise stores
Africa Concept	37	10	(1)	46
Asia Concept	601	252	(99)	754
Asia Factory Outlet	157	189	(12)	334
Australasia Concept	48	12	—	60
Australasia Outlet	13	2	—	15
Central America Concept	5	2	—	7
Europe Concept	142	50	(18)	174
Europe Factory Outlet	8	7	—	15
Middle East Concept	118	32	(2)	148
Middle East Factory Outlet	4	—	—	4
North America Concept	58	6	—	64
North America Factory Outlet	16	1	—	17
South America Concept	22	3	—	25
Total distributor, licensee and franchise stores	1,229	566	(132)	1,663

Distributors and licensees are responsible for their respective stores’ operations, have ownership of their respective stores’ assets, and select the broad collection of our products to sell to consumers in their regions. In order to maintain a globally consistent image, we provide architectural, graphic and visual guidance and materials for the design of the stores, and we train the local staff on our products and corporate culture. We intend to expand our international presence and global recognition of the Skechers brand name by continuing to sell our footwear to foreign distributors and by opening retail stores with distributors that have local market expertise.

For disclosure of financial information about geographic areas and segment information for our three reportable segments–domestic wholesale sales, international wholesale sales, and retail sales, see Note 18 – Segment and Geographic Reporting in the consolidated financial statements included in this annual report.

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

As of February 1, 2018, we had 23 active domestic and international licensing agreements in which we are the licensor. These include Skechers-branded bags, backpacks and lunch boxes; belts, wallets and watches; headwear, socks and shoe care; prescription and sunglass eyewear; outerwear, swimwear, underwear, sleepwear and medical scrubs; and bicycles and safety gear. Additional category-specific collections include Skechers Sport apparel, bags, backpacks and headwear; Twinkle Toes backpacks, lunchboxes, do-it-yourself fashion kits, sunglasses and hair accessories; and Skechers Work socks. We have international licensing agreements for the design and distribution of men’s, women’s and kids’ apparel in the United Kingdom and Indonesia; socks throughout Europe; bags and backpacks in the Philippines, Taiwan, Indonesia, Australia, New Zealand, Europe and the Middle East; apparel, socks, bags, backpacks and luggage in Mexico; bags, backpacks, apparel, watches and accessories in Latin America; and watches in the Philippines.

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

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 133 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 21 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets, and believe that they have significant value in marketing our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Skechers trademark and other key trademarks. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not, or will not, violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention and associated legal costs with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations. We have sued and have been sued by third parties for infringement of intellectual property. It is our opinion that none of these claims filed against us has materially impaired our ability to utilize our intellectual property rights.

The laws of certain foreign countries do not protect intellectual property rights to the same extent, or in the same manner, as do the laws of the United States. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful, or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time, we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others, or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Skechers brand, result in the shift of consumer preferences away from our products, and generally have a material adverse effect on our business, financial condition, results of operations and cash flows.

COMPETITION

The global footwear industry is a competitive business. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our casual shoes and utility footwear compete with footwear offered by companies such as Columbia Sportswear Company, Converse by Nike, Inc., Deckers Outdoor Corporation, Kenneth Cole Productions Inc., Steven Madden, Ltd., The Timberland Company, V.F. Corporation and Wolverine World Wide, Inc. Our athletic lifestyle and performance shoes compete with footwear offered by companies such as Nike, Inc., adidas AG,

Reebok International Ltd., Puma SE, ASICS America Corporation, New Balance Athletic Shoe, Inc. and Under Armour, Inc. The intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for performance footwear, including the walking fitness category, constitute significant risk factors in our operations. Our children’s shoes compete with footwear offered by these companies and others including, Payless Holdings, and with other brands such as Stride Rite by Wolverine World Wide, Inc. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other factors. These and other competitors pose challenges to our market share in domestic and international markets. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of our competitors are larger, have been in existence for a longer period of time, have strong brand recognition, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

EMPLOYEES

As of January 31, 2018, we employed approximately 11,800 persons, of whom approximately 4,500 were employed on a full-time basis and approximately 7,300 were employed on a part-time basis, primarily in our retail stores. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Item 1A.	RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

Our Future Success Depends On Our Ability To Maintain Our Brand Name And Image With Consumers.

Our success to date has in large part been due to the strength of the Skechers brand. Maintaining, promoting and growing our brand name and image depends on sustained effort and commitment to, and significant investment in, both the successful development of high-quality, innovative, fashion forward products, and fresh and relevant marketing and advertising campaigns. Even if we are able to timely and appropriately respond to changing consumer preferences and trends with new high-quality products, our marketing and advertising campaigns may not resonate with consumers, or consumers may consider our brand to be outdated or associated with footwear styles that are no longer popular or relevant. Our brand name and image with consumers could also be negatively impacted if we or any of our products were to receive negative publicity, whether related to our products or otherwise. If we are unable to maintain, promote and grow our brand image, then our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

In assessing our response to anticipated changing consumer preferences and trends, we frequently must make decisions about product designs and marketing expenditures several months in advance of the time when actual consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences and trends with new products that achieve market acceptance. Because of the ever-changing nature of consumer preferences and market trends, a number of companies in the footwear industry, including ours, experience periods of both rapid growth, followed by declines, in revenue and earnings. If we fail to identify and interpret changing consumer preferences and trends, or are not successful in responding to these changes with the timely development of products that achieve market acceptance, we could experience excess inventories, higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our Business Could Be Harmed If We Fail To Maintain Proper Inventory Levels.

We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. Any unanticipated decline in the popularity of Skechers footwear or other unforeseen circumstances may make it difficult for us and our customers to accurately forecast product demand trends, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly impair our brand image and have a material adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

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

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

If any single style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2017 or 2016. However, this may change in the future, and fluctuations in sales of any style representing a significant portion of our future net sales could have a negative impact on our operating results.

The Uncertainty Of Global Market Conditions May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

While global economic conditions have recently improved slightly, their uncertain state, including the challenging consumer retail market in the United States, continues to negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. If the current economic situation does not improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the uncertain global market conditions continue for a significant period of time or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Significant Customers Due To Global Economic Conditions.

The global financial crisis affected the banking system and financial markets and resulted in a tightening in the credit markets, more stringent lending standards and terms, and higher volatility in fixed income, credit, currency and equity markets.  In addition, our business could be adversely affected by other economic conditions, such as the insolvency of certain of our key distributors, which could impair our distribution channels, or the diminished liquidity or an inability to obtain credit to finance purchases of our product by our significant customers. Our customers may also experience weak demand for our products or other difficulties in their businesses. If economic, financial or political conditions in global markets deteriorate in the future, demand may be lower than forecasted and insufficient to achieve our anticipated financial results. Any of these events would likely harm our business, results of operations, financial condition and cash flows.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During 2017, 2016 and 2015, our net sales to our five largest customers accounted for approximately 10.5%, 11.3% and 14.6% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2017, 2016 and 2015. No customer accounted for more than 10.0% of trade receivables at December 31, 2017 and 2016.  Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We May Experience Losses Because Of The Inability To Collect Accounts Receivable If Our Customers Are Unable To Pay Their Debts To Us When Due.

We rely on our network of domestic and international wholesale customers, comprised of department, athletic and specialty stores and online retailers, to distribute our products. Certain of our wholesale customers may from time to time experience bankruptcy, insolvency, and/or an inability to pay their debts to us as they come due. If our wholesale customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that wholesale customers may contest their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our net sales and increase our operating expenses by requiring larger accruals for bad debt expense. In addition, even when our contracts with these customers are not contested, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition, or results of operations may be materially adversely affected. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, as the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, cash flows, operating results and financial condition would be adversely affected.

Our Global Retail Business Has Required, And Will Continue To Require, A Substantial Investment And Commitment Of Resources And Is Subject To Numerous Risks And Uncertainties.

Our global retail business has required substantial investments in leasehold improvements, inventory and personnel. We have also made substantial operating lease commitments for retail space worldwide. Due to the high fixed-cost structure associated with our global retail business, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs or impairments of leasehold improvements, and employee-related termination costs. The success of our global retail operations also depends on our ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences globally, including the shift from brick and mortar to e-commerce and mobile channels, and our ability to effectively develop our e-commerce and mobile channels. Our failure to successfully respond to these factors could adversely affect our retail business, as well as damage our brand and reputation, and could materially affect our results of operations, financial position and cash flows.

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

In addition, our foreign subsidiaries purchase products in U.S. dollars in which the cost of those products will vary depending on the foreign currency rates and will impact the price charged to customers. Our foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers. As the U.S. dollar strengthens relative to foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by the increase in product costs due to foreign currency rates. Although we typically work to mitigate this negative foreign currency transaction impact through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage or mitigate these foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on our business, results of operations, financial position and cash flows.

Recent U.S. Tax Legislation May Materially Adversely Affect Our Financial Condition, Results of Operations and Cash Flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, by reducing the U.S. corporate income tax rate, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time Transition Tax on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing foreign tax credits, and introducing new anti-base-erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department (“Treasury”) and U.S. Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is preliminary and ongoing, based on our current evaluation, we have reflected a $1.9 million write-down of our deferred income tax assets due the reduction of the U.S. corporate income tax rate and incurred an additional $98.0 million tax liability as a result of the Transition Tax. These items have resulted in a total charge against earnings in the fourth quarter of 2017 in an amount of $99.9 million. This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 118 (“SAB 118”) and subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

An Increase In Our Effective Tax Rate Could Have A Material Adverse Effect On Our Results Of Operations And Financial Position.

A significant amount of our foreign earnings are generated in low or zero tax jurisdictions.  As a result, our income tax expense has historically been lower than the tax computed at the U.S. statutory income tax rate because we had not previously provided for U.S. taxes on earnings that we considered to be indefinitely reinvested outside the U.S. As discussed above, recent U.S. tax legislation included a one-time Transition Tax on the accumulated earnings of our foreign operations including those that we considered to be indefinitely reinvested outside the U.S. The resulting $98.0 million one-time tax increased our effective tax rate for the year ended December 31, 2017 to 38.8%. Our future effective tax rates could be unfavorably affected by a number of factors, including but not limited to, changes in the tax rates or the tax rules and regulations (including rules and regulations related to recently enacted U.S. tax legislation), or in the interpretation thereof, in the jurisdictions in which we do business; decreases in the amount of earnings in countries with low statutory tax rates; increases in the amount of earnings in countries with high statutory tax rates; or if we need to make significant taxable distributions of foreign earnings for which foreign taxes have not been provided. An increase in our effective tax rate could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

Substantially all of our net sales during the year ended December 31, 2017  were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations, financial condition and cash flows.

In particular, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in the Communist Party of China (“PRC”). The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.

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

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2017 and 2016, the top five manufacturers of our products produced approximately 47.5% and 51.0% of our total purchases, respectively. One manufacturer accounted for 17.9% and 22.9% of total purchases during 2017 and 2016, respectively. Another manufacturer accounted for 11.1% and 10.1% of our total purchases during 2017 and 2016, respectively. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines, or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries, or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

Our future success depends upon the continued services of Robert Greenberg, Chairman of the Board and Chief Executive Officer; Michael Greenberg, President and a member of our Board of Directors; and David Weinberg, Executive Vice President, Chief Operating Officer and a member of our Board of Directors. The loss of the services of any of these individuals or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense, and we may not be successful in attracting and retaining such personnel.

The Disruption, Expense And Potential Liability Associated With Existing And Unanticipated Future Litigation Against Us Could Have A Material Adverse Effect On Our Business, Results Of Operations, Financial Condition And Cash Flows.

In addition to the legal matters included in our reserve for loss contingencies, we occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from any such unanticipated future litigation. We have no reason to believe that there is a reasonable possibility or a probability our company may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected. Further, any unanticipated litigation in the future, regardless of its merits, could also significantly divert management’s attention from our operations and result in substantial legal fees being incurred. Such disruptions, legal fees and any losses resulting from these unanticipated future claims could have a material adverse effect on our business or financial condition.

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

As a routine part of our business, we utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, vendors and others. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, and the retail industry, in particular, has been the target of many recent cyber-attacks. Although we believe that we take appropriate measures to safeguard this sensitive information, we may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

We invest in industry standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect against transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Although we maintain insurance designed to provide coverage for cyber risks related to what we believe to be adequate and collectible insurance in the event of theft, loss, fraudulent or unlawful use of customer, employee or company data, any compromise or breach of our cyber security systems could result in private information exposure and a violation of applicable privacy and other laws, significant potential liability including legal and financial costs, and loss of confidence in our security measures by customers, which could result in damage to our brand and have an adverse effect on our business, financial condition and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data. Compliance with existing and proposed laws and regulations can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2017, a substantial portion of our operations are located in California, including 103 of our retail stores, our headquarters in Manhattan Beach, and our domestic distribution center in Rancho Belago. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fire affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Two Principal Stockholders Are Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2017, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 75.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 10.9% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 34.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2017, Mr. Greenberg beneficially owned 35.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 42.7% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 22.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Our U.S. distribution center is a 1.8 million square-foot facility located on approximately 110 acres in Rancho Belago, California. We are leasing the distribution center from a joint venture, HF Logistics-SKX (the “JV”), that we formed with HF Logistics I, LLC (“HF”) in January 2010 for the purpose of building and operating the facility. The lease for this facility expires in November 2031, with a base rent of $940,695 per month, or approximately $11.3 million per year. The JV is consolidated in our financial statements.

Our European Distribution Center occupies approximately 1.3 million square feet in Liege, Belgium under five operating leases, with base rents of approximately $5.8 million per year. These leases provide for original terms of 10-15 years, commencing between January 2016 and June 2016, subject to automatic extensions for recurring periods of five years unless we or the landlord terminates the lease in writing 12 months prior to the expiration of the original lease term or 12 months prior to the end of the then applicable five-year extension.

All of our domestic retail stores and showrooms are leased with terms expiring between March 2018 and January 2033. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $92.9 million for the year ended December 31, 2017.

We also lease all of our international administrative offices, retail stores, showrooms and distribution facilities located in Asia, Central America, Europe, North America and South America. The property leases expire at various dates between March 2018 and December 2027. Total base rent for the leased properties aggregated approximately $95.1 million for the year ended December 31, 2017.

ITEM 3.	LEGAL PROCEEDINGS

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups were defective and unreasonably dangerous, negligently designed and/or manufactured, and did not conform to representations made by our company, and that we failed to provide adequate warnings of alleged risks associated with Shape-ups. Other product liability lawsuits involving Shape-ups (some on behalf of multiple plaintiffs) subsequently were filed in various courts alleging varying injuries but employing similar legal theories and asserting similar claims to those made in the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are variations in the relief sought, the plaintiffs generally sought compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs. As detailed below, our company remains a defendant in only one currently active case.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled  In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. Skechers has resolved 1,766 personal injury claims in the MDL proceedings, comprised of 1,154 that were filed as formal actions and 612 that were submitted by plaintiff fact sheets. Skechers has also settled another 13 claims in principle—8 filed cases and 5 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 72 cases in the MDL proceeding have been dismissed either voluntarily or on motions by Skechers and 40 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but one of the personal injury cases pending in the MDL have been or are expected to be resolved. Fact discovery in that case has been completed and a court-ordered mediation is scheduled in March 2018.  No trial date has been set.

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

Fifty-seven actions brought on behalf of a total of 647 plaintiffs have been settled and dismissed in the LASC Coordinated Cases. Twelve actions have been partially dismissed, with the claims of 224 plaintiffs in those actions having been fully resolved and dismissed. The claims of one additional plaintiff from these partially settled multi-plaintiff lawsuits has been settled in principle and should be dismissed in the short term. One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by us. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by us.

Fourteen cases—two single-plaintiff actions and 12 partially dismissed, multi-plaintiff actions—remain pending in the LASC Coordinated Cases.  The two single-plaintiff cases have been settled in principle and should be dismissed in the short term.  With respect to the 12 multi-plaintiff actions, the claims of only 17 individual plaintiffs remain. Skechers has moved to dismiss the claims of 16 of those 17 individual plaintiffs for violation of court orders and failure to prosecute their claims, and anticipates bringing a similar motion relating to the last individual plaintiff in the near future.  No discovery has been taken in any of those actions and no trial dates have been set. If the two settlements are consummated and the 17 individual plaintiffs’ claims are dismissed for failure to prosecute, then there will be no more claims pending LASC Coordinated Cases.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. All of those actions have been resolved and dismissed.

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

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014-24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toes and Bobs canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid. The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs canvas shoes do not infringe.  On June 26, 2017, we filed our responsive brief, and on February 8, 2018 the court heard oral argument. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

adidas America, Inc., et. al v. Skechers USA, Inc. — On September 14, 2015, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:15-cv-1741, alleging that three Skechers shoe styles (Skechers Onix, Skechers Relaxed Fit Cross Court TR, and Skechers Relaxed Fit – Supernova Style) infringe adidas’ trademarks and/or trade dress rights. adidas asserts claims under federal and state law for trademark and trade dress infringement, unfair competition, trademark and trade dress dilution, unfair and deceptive trade practices, and breach of a settlement agreement entered into between the parties in 1995. adidas seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble, enhanced and punitive damages), and attorneys’ fees. On September 14, 2015, adidas filed a motion for preliminary injunction in which it sought to preliminarily restrain us from manufacturing, distributing, advertising, selling, or offering for sale any footwear (a) that is confusingly similar to adidas’ STAN SMITH Trade Dress, (b) bearing stripes in a manner that is confusingly similar to adidas’ Three-Stripe Mark, or (c) under adidas’ SUPERNOVA Mark. We opposed adidas’ motion. A hearing on adidas’ motion was held on December 15, 2015. On February 12, 2016, the Court issued a preliminary injunction prohibiting us from selling two styles from our vast footwear collection and from using the word “Supernova” in connection with a third style.  We have appealed the Court’s order granting the injunction to the United States Court of Appeals for the Ninth Circuit.  Trial has been continued from April 3, 2018 until June 4, 2018.  While it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc., v. Skechers USA, Inc.— On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted in late 2017. While it is too early to predict the outcome of either the District Court or the PTAB proceedings or whether an adverse result in the District Court case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

adidas America, Inc. and adidas AG v. Skechers USA, Inc.— On July 11, 2016, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-01400-AC, alleging that certain of our children’s styles (Boys’ Mega Blade 2.0 and 2.5) infringe two of adidas’ patents.  The complaint seeks, among other things, injunctive relief and damages (including treble damages).  On July 28, 2016, adidas filed a motion for a preliminary injunction, asking the Court to preliminarily restrain Skechers from importing, manufacturing, distributing, advertising, selling, or offering for sale any of the accused styles. In related activity, on April 26, 2017, the United States Patent and Trial Appeal Board (the “PTAB”) granted petitions by Skechers and instituted inter partes review proceedings as to certain claims under the two patents at issue in this litigation, finding that Skechers had “establishe[d] a reasonable likelihood that [it] will prevail in showing the unpatentability of at least one of the claims” in each patent. Trial on these issues before the PTAB has been set for January 8, 2018.  The PTAB subsequently denied two other inter partes review petitions filed by Skechers with respect to the same two adidas patents, and then granted a third petition for additional claims in one of the same patents on August 15, 2017.  On June 12, 2017, the Court denied adidas’ motion for a preliminary injunction and stayed the lawsuit pending the outcome of the PTAB proceedings.  On July 10, 2017, adidas filed a notice of appeal of the Court’s denial of its motion for preliminary injunction, but subsequently abandoned that appeal.  While it is too early to predict the outcome of either the District Court or the PTAB proceedings or whether an adverse result in the District Court case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

Yolanda Zuniga v. Team One Employment Specialists, LLC, Skechers USA, Inc., Dolores Carte et al. – On December 20, 2017, our company was named as a defendant in an action filed by a former employee named Yolanda Zuniga in the Superior Court of California, County of Riverside, Case No. RIC 1723878, alleging discrimination, harassment, retaliation, violation of the Family Medical Leave Act/California Family Rights Act, breach of contract and wrongful termination, among other causes of action, and seeking compensatory damages, punitive and exemplary damages, and attorneys’ fees.  Skechers believes it has meritorious defenses, vehemently denies the allegations and intends to defend this case vigorously. Notwithstanding, it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

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

	LOW	HIGH
Year Ended December 31, 2017
First Quarter	$22.31	$30.00
Second Quarter	22.64	29.75
Third Quarter	24.02	29.90
Fourth Quarter	23.90	38.92

Year Ended December 31, 2016
First Quarter	$25.47	$34.27
Second Quarter	25.89	34.20
Third Quarter	20.90	32.71
Fourth Quarter	18.81	27.76

HOLDERS

As of February 1, 2018, there were 99 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 34 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

DIVIDEND POLICY

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information is provided as set forth in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2012 to December 31, 2017, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and the peer group index, which is believed to include companies engaged in businesses similar to ours. The peer group index consists of six companies: Nike, Inc., adidas AG, Steven Madden, Ltd., Wolverine World Wide, Inc., Crocs, Inc., and Deckers Outdoor Corporation.

The graph assumes an investment of $100 on December 31, 2012 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will neither make nor endorse any predictions as to our future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS

(in dollars)	12/12	12/13	12/14	12/15	12/16	12/17
Skechers U.S.A., Inc.	100.00	179.08	298.65	489.89	398.59	613.62
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Peer Group	100.00	152.19	152.92	194.05	192.22	243.63

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2017  and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

(In thousands, except net earnings per share)

	Years Ended December 31,
Statement of Earnings Data:	2017	2016	2015	2014	2013
Net sales	$4,164,160	$3,563,311	$3,147,323	$2,377,561	$1,846,361
Gross profit	1,938,889	1,634,596	1,424,008	1,071,905	818,792
Earnings from operations	382,880	370,518	350,824	209,071	93,609
Earnings before income taxes	384,260	359,484	333,497	191,380	82,215
Net earnings attributable to Skechers U.S.A., Inc.	179,190	243,493	231,912	138,811	54,788
Net earnings per share:(1)
Basic	1.15	1.58	1.52	0.91	0.36
Diluted	1.14	1.57	1.50	0.91	0.36
Weighted average shares:(1)
Basic	155,651	154,169	152,847	151,839	151,090
Diluted	156,523	155,084	154,200	153,079	151,690

	As of December 31,
Balance Sheet Data:	2017	2016	2015	2014	2013
Working capital	$1,507,676	$1,206,036	$971,179	$779,277	$704,506
Total assets	2,735,082	2,393,670	2,039,878	1,674,918	1,408,570
Long-term borrowings, excluding current installments	71,103	67,159	68,942	15,081	116,488
Skechers U.S.A., Inc. equity	1,829,064	1,603,633	1,327,556	1,075,249	930,322

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

Our operations are organized along our distribution channels, and we have the following three reportable sales segments: domestic wholesale sales, international wholesale sales, which include international direct subsidiary sales and international distributor sales, and retail sales, which includes our e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in Note 18 – Segment and Geographic Reporting in our Consolidated Financial Statements included under Part II, Item 8 of this annual report.

FINANCIAL OVERVIEW

Our net sales for 2017 increased $600.9 million, or 16.9%, to $4.164 billion, compared to net sales of $3.563 billion in 2016. The increase in net sales was broad based across all our segments with the largest increases coming from our international subsidiaries and international retail businesses which with our international distributor business represented over 50% of our net sales. The largest increases in our domestic wholesale segment came in our Men’s Sport, Men’s U.S.A., Cali, You and Kid’s divisions. During 2017, earnings from operations increased $12.4 million, or 3.4%, to $382.9 million compared to $370.5 million in 2016. Net earnings attributable to Skechers U.S.A., Inc. were $179.2 million for 2017, a decrease of $64.3 million, or 26.4%, compared to net earnings of $243.5 million in 2016. Diluted earnings per share for 2017 were $1.14, which reflected a 27.4% decrease from the $1.57 diluted earnings per share reported in the prior year. The decrease in net earnings attributable to Skechers U.S.A., Inc. for 2017 was primarily the result of increased income tax expense of $99.9 million due to the enactment of the Tax Cuts and Jobs Act in December 2017 which was partially offset by increased net sales. Our working capital was $1.508 billion at December 31, 2017, which was an increase of $301.6 million from working capital of $1.206 billion at December 31, 2016. Our cash and cash equivalents increased $17.9 million to $736.4 million at December 31, 2017 from $718.5 million at December 31, 2016. The increase in cash and cash equivalents was primarily the result of our increased net earnings, which were partially offset by increased inventories, accounts receivable and increased capital investments.

2017 OVERVIEW

In 2017, we focused on product development, growing our position in our domestic wholesale accounts, growing our international market share, opening retail stores in key locations worldwide, continuing to develop our global infrastructure, and balance sheet and expense management.

New product design and delivery. Our success depends on our ability to design and deliver comfortable, stylish, affordable products to consumers across a broad range of demographics.  In 2017, we focused on innovation and comfort across all of our core and existing styles, added fresh looks to our product lines, and developed new product lines that included lifestyle and performance footwear. This included updates to our running and walking lines, an updated collection of D’lites®, You by Skechers™ and Skecher Street™ and a broader offering of Kid’s lighted footwear.

Grow our domestic business. In 2017, our focus was on returning to growth domestically in our domestic wholesale accounts by delivering the right product to accounts at the right time, while finding new opportunities to add shelf space and expand into new locations with new Skechers categories. In 2017, we remained the number one walking, work, casual lifestyle, and casual dress footwear brand, and the number two casual athletic footwear brand.

Further develop our international businesses.  During 2017, we continued to focus on improving our international sales by increasing our product offering to accounts around the world, delivering the right product to accounts at the right time, and increasing our shelf space with new and updated products as well as increasing our customer base.

Expand Skechers global retail base. Believing that Skechers retail stores are effective brand building tools, we continued to focus on opening Skechers stores around the world—both company-owned and third-party owned through our distributors, franchisees or joint venture partners.  In 2017, we opened 41 additional company-owned domestic stores and 39 additional company-owned international stores.  Additionally, we continued to expand our franchise retail base with more Skechers branded stores in countries where we directly handle the distribution of our product.

Develop our global infrastructure. In 2017, through our joint-venture in China we purchased land to be used to construct our new China distribution center to support our increased sales in the region.  We are currently in the process of designing the building, tenant improvements and equipment for this facility.

Balance sheet and expense management. During 2017, we continued to focus on managing our balance sheet and bringing our marketing expenses and general and administrative expenses in line with expected sales.

OUTLOOK FOR 2018

During 2018, we will continue to innovate our lifestyle and performance product lines by developing new styles and expanding into new categories. This includes increasing sales for our lifestyle and wellness line You by Skechers™ and the youthful lifestyle line Skecher Street™.  The global footwear market is competitive; however, we believe demand for the brand globally will remain strong  because our products are marketed at affordable prices and our styles resonate with consumers worldwide.  We believe appeal for our product is broad and demand will continue to grow due to a team of brand ambassadors—including sports icons Joe Montana, Tony Romo, Sugar Ray Leonard and Howie Long for men; pop superstar Camila Cabello for women; actors and personalities Brooke Burke-Charvet, and Kelly Brooke for men and women; elite athletes Meb and Kara Goucher; and professional golfers Matt Kuchar, Belen Mozo, and Brooke Henderson. We expect to continue to broaden the targeted demographic profile of our consumer base, increase our shelf space and to open another 75 to 85 company-owned retail locations worldwide. In addition, we expect to complete the design and begin constructing of our China distribution center by the end of 2018, which will increase our capacity to support our growth in the China market.

DEFINITIONS

Comparable sales

As part of our discussion of our results of operations, we disclose comparable store sales, which exclude the impact of e‑commerce sales. With respect to any reporting period, we define comparable store sales as sales for stores that are owned and operated for at least thirteen full calendar months as of the last day of any calendar month within the current reporting period, and include only those sales for each of the comparable full calendar months that the store is open within each period. When a store closes at the end of a lease during a reporting period, we include in comparable store sales the sales for the number of comparable full calendar months that the store was open within the reporting period. We include new stores in comparable store sales commencing with the fourteenth month of operations because we believe it provides a more meaningful comparison of operating results of months with stabilized operations, and excludes a new store’s first full calendar month of operations when operating results may not be representative for a variety of reasons.

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

YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

Net sales

Net sales for 2017 were $4.164 billion, which was an increase of $600.9 million, or 16.9%, compared to net sales of $3.563 billion for 2016. The increase in net sales was broad based across all our segments with the largest increases coming from our international businesses.

Our domestic wholesale net sales increased $49.5 million, or 4.1%, to $1.249 billion for 2017 compared to $1.200 billion for 2016. The increase in our domestic wholesale segment’s net sales was primarily the result of a 7.8% unit sales volume increase to 56.5 million pairs in 2017 from 52.4 million pairs in 2016, which was partially offset by a decrease in average selling price per pair of 3.4%, to $22.11 per pair for 2017 from $22.89 in 2016. This net sales increase was attributable to higher sales in our Men’s Sport, Men’s U.S.A., Cali, You, and Kid’s divisions during 2017. The average selling price per pair decrease within the domestic wholesale segment was primarily the result of product sales mix with lower average selling prices.

Our international wholesale segment net sales increased $338.7 million, or 24.3%, to $1.730 billion for 2017 compared to sales of $1.391 billion for 2016. Our international wholesale sales consist of direct sales by our foreign subsidiaries – those sales we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries, including our joint ventures, increased $311.3 million, or 28.6%, to $1.399 billion for 2017 compared to sales of $1.088 billion for 2016. The largest sales increases during the year came from our subsidiaries in the United Kingdom, Germany and Spain, and our joint ventures in China and Korea. The increases are primarily attributable to sales of our Women’s and Men’s Go, Women’s Active and Men’s and Women’s Sport lines. Our distributor sales increased $27.4 million, or 9.0%, to $330.6 million for 2017, compared to sales of $303.2 million for 2016. This was primarily attributable to increased sales to our distributors in Australia and New Zealand, Indonesia, and Turkey.

Our retail segment sales increased $212.8 million to $1.185 billion for the year ended December 31, 2017, a 21.9% increase over sales of $972.2 million for 2016. The increase in retail sales was primarily attributable to increased comparable sales of 7.2%, which included increased sales within our Men’s and Women’s Sport, Men’s U.S.A., Kid’s, and Work divisions and a net increase of 36 domestic and 39 international stores compared to 2016. For the year ended December 31, 2017, our domestic retail sales, which includes e-commerce, increased 11.9% compared to 2016, which was primarily attributable to increased domestic store count and to positive comparable domestic store sales of 6.4%, and our international retail store sales increased 50.3% compared to 2016, which was attributable to increased international store count and positive comparable international store sales of 10.1%.

We believe that we have established our presence in most major domestic retail markets. We had 449 domestic stores and 196 international retail stores as of February 15, 2018, and we currently plan to open approximately 75 to 85 stores in 2018. During 2017, we opened five new domestic concept stores, seven domestic factory outlet stores, 29 domestic warehouse outlet stores, 19 international concept stores, 16 international factory outlet stores, and four international warehouse outlet stores  During 2017, we closed five domestic concept stores. We periodically review all of our stores for impairment. During 2017 and 2016, we did not record an impairment charge related to our retail stores.

Gross profit

Gross profit for 2017 increased $304.3 million, or 18.6% to $1.939 billion from $1.635 billion for 2016. Gross profit, as a percentage of net sales, or gross margin, increased slightly to 46.6% in 2017 from 45.9% for 2016. Our domestic wholesale segment gross profit increased $10.5 million, or 2.3%, to $464.6 million for 2017 from $454.1 million for 2016, which was attributable to an increase in pairs sold of 7.8%. Domestic wholesale margins decreased to 37.2% for 2017 from 37.8% for 2016. The decrease in domestic wholesale margins was primarily attributable to a product sales mix with lower average selling prices.

Gross profit for our international wholesale segment increased $170.6 million, or 27.7%, to $786.7 million for 2017 compared to $616.1 million for 2016. Gross margins for the international wholesale segment were 45.5% for 2017 compared to 44.3% for 2016. Gross margins for our international direct subsidiary sales, including our joint ventures, were 50.0% for 2017 as compared to 49.3% for 2016. The increase in gross margins for our international wholesale segment and international direct subsidiary sales were primarily attributable to sales of products with higher average selling prices. Gross margins for our international distributor sales were 26.3% for 2017 as compared to 26.2% for 2016.

Gross profit for our retail segment increased $123.2 million, or 21.8%, to $687.6 million for 2017 as compared to $564.4 million for 2016. Gross margins for all stores were 58.0% for 2017 compared to 58.1% for 2016. Gross margins for our domestic stores were 59.7% for 2017 as compared to 60.1% for 2016. Gross margins for our international stores were 54.5% for 2017 as compared to 52.3% for 2016. The decrease in our domestic retail margins were attributable to a product sales mix with lower average selling prices.

Selling expenses

Selling expenses increased by $70.1 million, or 27.3%, to $327.2 million for 2017 from $257.1 million for 2016. As a percentage of net sales, selling expenses were 7.9% and 7.2% for 2017 and 2016, respectively. The increase in selling expenses was primarily the result of increased sales commissions of $22.7 million due to increased sales worldwide and $13.2 million from our South Korean joint‑venture and $47.3 million in higher advertising expenses, which slightly increased as a percentage of net sales to 5.8% in 2017 from 5.5% in 2016.

General and administrative expenses

General and administrative expenses increased by $224.7 million, or 22.0%, to $1.245 billion for 2017 from $1.021 billion for 2016. As a percentage of sales, general and administrative expenses were 29.9% and 28.6% for 2017 and 2016, respectively. The increase in general and administrative expenses was primarily attributable to $109.5 million related to supporting our growing international operations in China, Japan, South Korea and Latin America, increased store operating costs of $73.8 million primarily attributable to an additional 75 stores and increased domestic wholesale general and administrative expenses of $41.4 million primarily due to increased headcount in the United States to support our brand worldwide. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $32.3 million, due to increased shipments, to $219.6 million from $187.3 million for 2017 and 2016, respectively.

Other income (expense)

Interest income was $2.4 million for 2017 compared to $1.2 million for 2016. Interest expense for 2017 increased $0.4 million to $6.7 million compared to $6.3 million in 2016. Gain or loss on foreign currency transactions for 2017 increased $11.3 million to a gain of $6.3 million compared to a $5.0 million loss in 2016. This increased foreign currency exchange gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany balances in our foreign subsidiaries. Loss on disposal of assets for 2017 decreased $0.5 million to a loss of $0.6 million as compared to a loss of $1.1 million in 2016.

Income taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our financial results for the year ended December 31, 2017, including, but not limited to: (1) requiring a one-time Transition Tax, payable over eight years, on certain unrepatriated earnings of foreign subsidiaries; (2) a future reduction of the U.S. federal corporate tax rate from 35% to 21% that affects the current value of our deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”); and (3) bonus depreciation that allows for full expensing of qualified property placed in service after September 27, 2017. In addition, the Tax Act establishes new tax laws that will affect our financial results for the year ending December 31, 2018, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of Federal Tax Credit (“FTC’s”) to reduce the U.S. income tax liability.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for us to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, we must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, we must record a provisional estimate in the financial statements. If we cannot determine a provisional estimate to be included in the financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional one-time net tax expense of $99.9 million for the year-ended December 31, 2017. This net tax expense primarily consists of the $1.9 million net tax impact to our DTA’s from the corporate rate reduction and a net expense for the Transition Tax of $98.0 million. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments.

Our accounting for the following elements of the Tax Act is provisional. However, we were able to make reasonable estimates of certain effects and, therefore, recorded the following provisional adjustments:

Transition Tax: The Transition Tax is a one-time tax on previously untaxed current and accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax liability of

$98.0 million. However, during the measurement period, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, we have recorded a provisional decrease in value of our net DTAs of $1.9 million, with a corresponding net adjustment to deferred income tax expense of $1.9 million for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Cost recovery: While we have completed most of the computations necessary and are in the process of completing a final inventory of our 2017 expenditures that qualify for immediate expensing, we have recorded a decrease in our current income tax payable of approximately $5.9 million based on our provisional estimates related to the additional federal expense allowed as a result of the Tax Act. In addition, we have recorded a corresponding increase in our DTLs of approximately $3.5 million, which is less than the $5.9 million liability amount due to the reduction in the corporate tax rate from 35% to 21%, effective January 1, 2018. The $2.4 million net benefit from the reduction in the future tax rate is included in the $1.9 million decrease in value of the net DTAs discussed above.

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

Our earnings (loss) before income taxes and income tax expense for 2017, 2016 and 2015 are as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense
United States (1)	$25,628	$113,607	$105,589	$44,654	$136,726	$52,173
Peoples Republic of China (“China”)	95,668	12,971	72,584	11,720	49,027	11,084
Jersey (2)	198,048	—	146,880	—	123,721	—
Non-benefited loss operations (3)	(17,350)	3,306	(16,189)	12	(16,719)	164
Other jurisdictions (4)	82,266	19,272	50,620	17,739	40,742	9,029
Earnings before income taxes	$384,260	$149,156	$359,484	$74,125	$333,497	$72,450
Effective tax rate (5)		38.8%		20.6%		21.7%

(1)	United States income tax expense for 2017 includes a provisional one-time $99.9 million tax expense related to the enactment of the Tax Act on December 22, 2017.
(2)	Jersey does not assess income tax on corporate net earnings.
(3)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Brazil, India, Israel, Japan, Macau, Panama, and South Korea.

(4)

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

(5)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2017, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 39%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2017, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $25.6 million, with income tax expense of $113.6 million, which is an average rate of 443%. The U.S. tax expense includes a provisional one-time tax expense of $99.9 million related to the enactment of the Tax Act on December 22, 2017. Earnings (loss) before income taxes in non-U.S. jurisdictions were $358.6 million, with an aggregate income tax expense of $35.5 million, which is an average rate of 9.9%. Combined, this results in consolidated earnings before income taxes for the period of $384.3 million, and consolidated income tax expense for the period of $149.2 million, resulting in an effective tax rate of 38.8%. For 2017, of our $358.6 million in earnings before income tax earned outside the U.S., $198.0 million was earned in Jersey, which does not impose a tax on corporate earnings. In Jersey, earnings before income taxes increased by $51.1 million, or 35%, to $198.0 million in 2017 from $146.9 million in 2016. This increase was primarily attributable to an increase of $435.6 million in net sales in the “Other international” geographic area for 2017 (see Note 18 – Segment and Geographic Reporting in our consolidated financial statements included under Part II, Item 8 of this annual report), which resulted in a significant increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements.  Due to the scalability of our operations, increases in net sales in the “Other international” geographic area from 2016 to 2017 resulted in a disproportionately greater increase in earnings before income taxes in Jersey.  In addition, there were foreign losses of $17.4 million for which no tax benefit was recognized during the year ended December 31, 2017 because of the provision of offsetting valuation allowances, but in which $3.3 million in nonrefundable and other withholding taxes were paid. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of our consolidated earnings (loss) before taxes in any of the years shown.

As of December 31, 2017, we had approximately $736.4 million in cash and cash equivalents, of which $391.6 million, or 53.2%, was held outside the U.S. Of the $391.6 million held by our non-U.S. subsidiaries, approximately $227.5 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our consolidated financial statements as of December 31, 2017.

We believe our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months, and we do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. However, in anticipation of the needs of our share repurchase program and the need to provide payment of our provisional Transition Tax liability, we plan to begin the repatriation of certain funds held outside the U.S. for which tax has been fully provided as of December 31, 2017. Because of the need for cash for operating capital and continued overseas expansion, we also do not foresee the need for any of our foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we chose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes. As of December 31, 2017, U.S. income taxes have been provided but non-U.S. income taxes have not been provided on cumulative total earnings of $178.8 million. As of December 31, 2016, U.S. and non-U.S. income taxes have not been provided on cumulative total earnings of $699.6 million.

Non-controlling interest in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interest for 2017 increased $14.0 million to $55.9 million as compared to $41.9 million for 2016 due to increased profitability of our joint ventures. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Net sales

Net sales for 2016 were $3.563 billion, which was an increase of $416.0 million, or 13.2%, compared to net sales of $3.147 billion for 2015. The increase in net sales was primarily from our international wholesale and retail segments offset by a decrease in our domestic wholesale segment.

Our domestic wholesale net sales decreased $20.0 million, or 1.6%, to $1.200 billion for 2016 compared to $1.220 billion for 2015. The decrease in our domestic wholesale segment’s net sales was primarily the result of average selling price per pair decreasing 2.7%, to $22.89 per pair for 2016 from $23.53 for 2015, which was partially offset by a 1.1% unit sales volume increase to 52.4 million pairs in 2016 from 51.8 million pairs in 2015. This net sales decrease was also attributable to lower sales in our Women’s and Men’s Go, Women’s Active and Men’s USA divisions which was partially offset by increases in our Men’s and Women’s Sport and Work divisions during 2016. The average selling price per pair decrease within the domestic wholesale segment was primarily the result of decreased selling prices for our Women’s GO and Women’s Active divisions.

Our international wholesale segment net sales increased $296.8 million, or 27.1%, to $1.391 billion for 2016 compared to sales of $1.094 billion for 2015. Direct sales by our foreign subsidiaries increased $319.8 million, or 41.6%, to $1.088 billion for 2016 compared to sales of $768.2 million for 2015. The largest sales increases during the year came from our subsidiaries in the United Kingdom, Germany and Spain, and our joint ventures in China and Hong Kong. The increases are primarily attributable to sales of our Women’s and Men’s Go, Women’s Active and Men’s and Women’s Sport lines. Our distributor sales decreased $23.0 million, or 7.0%, to $303.2 million for 2016, compared to sales of $326.2 million for 2015. This was primarily attributable to decreased sales to our distributors in Australia and New Zealand, Turkey, the United Arab Emirates (“UAE”) and South Korea, which was transitioned from a distributor to a joint-venture in 2016.

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

Gross profit

Gross profit for 2016 increased $210.6 million to $1.635 billion from $1.424 billion for 2015. Gross profit, as a percentage of net sales, or gross margin, increased slightly to 45.9% in 2016 from 45.2% for 2015. Our domestic wholesale segment gross profit decreased $17.0 million, or 3.6%, to $454.1 million for 2016 from $471.1 million for 2015, which was attributable to decreased sales volumes and selling prices. Domestic wholesale margins decreased to 37.8% for 2016 from 38.6% for 2015. The decrease in domestic wholesale margins was primarily attributable to lower margins in our Women’s GO and Women’s Active lines.

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

General and administrative expenses

General and administrative expenses increased by $171.5 million, or 20.2%, to $1.021 billion for 2016 from $849.3 million for 2015. As a percentage of sales, general and administrative expenses were 28.6% and 27.0% for 2016 and 2015, respectively. The increase in general and administrative expenses was primarily attributable to $81.9 million related to supporting our growing international operations in China, Japan, South Korea and Latin America, increased store operating costs of $70.5 million primarily attributable to an additional 53 stores and increased domestic wholesale general and administrative expenses of $19.1 million primarily due to increased headcount in the United States to support our brand worldwide. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products increased $20.0 million, due to increased shipments, to $187.3 million from $167.3 million for 2016 and 2015, respectively.

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

For 2016, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 39%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2016, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $105.6 million, with income tax expense of $44.7 million, which is an average rate of 42.3%. Earnings (loss) before income taxes in non-U.S. jurisdictions were $253.9 million, with an aggregate income tax expense of $29.5 million, which is an average rate of 11.6%. Combined, this results in consolidated earnings before income taxes for the period of $359.5 million, and consolidated income tax expense for the period of $74.1 million, resulting in an effective tax rate of 20.6%.  For 2016, of our $253.9 million in earnings before income tax earned outside the U.S., $146.9 million was earned in Jersey, which does not impose a tax on corporate earnings. In Jersey, earnings before income taxes increased by $23.2 million, or 18.7%, from $123.7 million in 2015 to $146.9 million in 2016. This increase was primarily attributable to us experiencing an increase of $344.9 million in net sales in the “Other international” geographic area for 2016 (see Note 18 – Segment and Geographic Reporting in our consolidated financial statements included under Part II, Item 8 of this annual report), which resulted in a significant increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements.  Due to the scalability of our operations, increases in net sales in the “Other international” geographic area from 2015 to 2016 resulted in a disproportionately greater increase in earnings before income taxes in Jersey.  In addition, there were foreign losses of $16.2 million for which no tax benefit was recognized during the year ended December 31, 2016 because of the provision of offsetting valuation allowances, but in which $12 thousand in nonrefundable withholding taxes were paid. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of our  consolidated earnings (loss) before taxes in any of the years shown. Unremitted earnings of non-U.S. subsidiaries are expected to be reinvested outside of the U.S. indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at December 31, 2017 was $1.508 billion, an increase of $301.6 million from working capital of $1.206 billion at December 31, 2016. Our cash and cash equivalents at December 31, 2017 was $736.4 million, compared to $718.5 million at December 31, 2016. This increase in cash and cash equivalents of $17.9 million, after consideration of the effect of exchange rates, was the result of our net earnings of $235.1 million, increased accrued expenses and other long-term liabilities of $86.0 million, reduced contributions from non-controlling interests and increased proceeds on long-term borrowings of $5.7 million, which was partially offset by increased inventories of $158.6 million and increased receivables of $102.2 million, decreased payables of $12.8 million and increased capital expenditures of $136.0 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $159.3 million for 2017 and $361.6 million for 2016. On a comparative year‑to‑year basis, the $202.3 million decrease in cash flows from operating activities in 2017 from cash used in operating activities in 2016 primarily resulted from a larger increase in inventories of $100.5 million to support expected increased sales worldwide, a larger increase in accounts receivable of $91.9 million from increased sales and a $51.1 million decrease in accounts payable from increased factory payments, which were partially offset by a larger increase in accrued expenses and other long-term liabilities of $76.7 million, primarily from increased income taxes due to the Tax Act as of December 31, 2017 when compared to December 31, 2016.

Investing Activities

Net cash used in investing activities was $138.3 million for 2017, as compared to $145.6 million in 2016. The decrease in cash used in investing activities in 2017 as compared to 2016 was due to an increase in capital expenditures of $16.5 million partially offset by a decrease in acquisitions of $22.5 million. Capital expenditures for 2017 were approximately $136.0 million, which primarily consisted of $68.5 million for new store openings and remodels, and additional $19.9 million for land to be used for our China distribution center, $12.0 million for new retail locations in our China joint venture, $15.4 million to support our international wholesale operations and $5.3 million for corporate showroom and office upgrades. This was compared to capital expenditures of $119.5 million in the prior year, which primarily consisted of $37.3 million for new store openings and remodels, $17.5 million for the automation upgrades for our European Distribution Center equipment, $17.5 million for the improvement of our international corporate offices and showrooms, $7.0 million related to property purchases for potential future corporate development. Excluding the costs of building our China distribution center and new corporate office building we expect our ongoing capital expenditures for 2018 to be between $45.0 million and $50.0 million, which include opening 75 to 85 retail stores, store remodels, and for infrastructure in our international joint ventures, corporate office and information technology upgrades. We believe our current cash, operating cash flows, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Financing Activities

Net cash used in financing activities was $14.5 million during 2017, compared to net cash used of $3.5 million during 2016. The increase in cash used by financing activities was primarily attributable to the increase in distributions to non-controlling interests of $8.2 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time.

Financing Arrangements

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of December 31, 2017, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our consolidated balance sheets.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our consolidated statements of equity within non-controlling interests.  The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015.  We had $66.6 million outstanding under the Amended Loan Agreement, which is included in long-term borrowings as of December 31, 2017.

As of December 31, 2017, outstanding short-term and long-term borrowings were $80.9 million, of which $67.2 million relates to loans for our domestic distribution center and the remaining relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this annual report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through March 31, 2019.  Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, any potential acquisitions of other brands or companies and the amount of share repurchases. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2017 (In thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Short-term borrowings	$8,011	$8,011	$—	$—	$—
Long-term borrowings (1)	74,225	4,512	69,713	—	—
Operating lease obligations (2)	1,549,108	238,665	396,689	327,691	586,063
Purchase obligations (3)	1,125,289	1,125,289	—	—	—
Minimum payments related to other arrangements	40,369	13,784	17,197	9,388	—
Total (4)	$2,797,002	$1,390,261	$483,599	$337,079	$586,063

1)	Amounts include anticipated interest payments based on interest rates currently in effect.
(2)

Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices, European and other international distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(3)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $177.4 million, (ii) outstanding letters of credit of $4.4 million and (iii) open purchase commitments with our foreign manufacturers for $943.4 million. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(4)

Our consolidated balance sheet, as of December 31, 2017, included $7.4 million in unrecognized tax benefits. Future payments related to these unrecognized tax benefits have not been presented in the table above, due to the uncertainty of the amounts, the potential timing of cash settlements with the tax authorities, and uncertainty whether any settlement would occur.  In addition, the table above does not include payments of $99.9 million over the next eight years related to the provisional one-time tax liability recorded due to the Tax Act.

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

We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of intangibles and long-lived assets, litigation reserves, and tax estimates and valuation of deferred income taxes.

Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. Domestically, goods are shipped Free on Board (“FOB”) shipping point directly from our domestic distribution center in Rancho Belago, California. For our international wholesale customers in the European community, product is shipped FOB shipping point direct from our distribution center in Liege, Belgium. For our distributor sales, the goods are generally delivered directly from the independent factories to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. We recognize revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Related costs paid to third-party shipping companies are recorded as a cost of sales. We generate retail revenues primarily from the sale of footwear to customers at retail locations or through our websites. For our in-store sales, we recognize revenue at the point of sale. For sales made through our websites, we recognize revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from e-commerce or retail customers are excluded from reported revenues.

Generally, wholesale customers do not have the right to return goods, however, we periodically decide to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded.

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

Allowance for bad debts, returns, sales allowances and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and our experience with the account. When a customer’s account becomes significantly past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowance for returns, sales allowances and customer chargebacks are recorded against revenue. Allowances for bad debts are recorded to general and administrative expenses. Retail and e-commerce receivables represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such we have determined that no allowance for doubtful accounts is necessary.

We also reserve for potential disputed amounts or chargebacks from our customers. Our chargeback reserve is based on a collectability percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables. We also reserve for potential sales returns and allowances based on historical trends.

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or region. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable were $457.1 million and $368.5 million, and the allowance for bad debts, returns, sales allowances and customer chargebacks were $51.2 million and $41.6 million, at December 31, 2017 and 2016, respectively. Our credit losses charged to expense for the years ended December 31, 2017, 2016, and 2015 were $12.8 million, $12.7 million, and $5.2 million, respectively. In addition, we recorded sales return and allowance expense for the years ended December 31, 2017, 2016 and 2015 of $5.6 million, $18.1 million, and $2.3 million, respectively.

Inventory write-downs. Inventories are stated at the lower of cost or market. We continually review our inventory for excess and slow-moving inventory. Our review is based on inventory on hand, prior sales and expected net realizable value. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based on historical sales experience on a style-by-style basis. A write-down of inventory is considered permanent, and creates a new cost basis for those units. The likelihood of any material inventory write-down depends primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $881.8 million and $712.0 million, and our inventory reserve was $8.8 million and $11.5 million, at December 31, 2017 and 2016, respectively.

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. We base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. We review all of our stores for impairment annually or more frequently if events or changes in circumstances require it. We prepare a summary of cash flows for each of our retail stores, to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of twenty-four months are then reviewed in detail to determine whether impairment exists. Management reviews both quantitative and qualitative factors to assess whether a triggering event occurred. For the years ended December 31, 2017, 2016 and 2015, respectively we did not record an impairment charge.

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

Tax estimates and valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2017, we had net deferred tax assets of $57.1 million reduced by a valuation allowance of $27.3 million primarily related to loss carry-forwards not expected to be utilized by certain foreign subsidiaries.

On December 22, 2017, the SEC staff issued SAB 118 to address the accounting implications of the 2017 Tax Act. SAB 118 permits a company to recognize provisional amounts for the one-time tax effects of the Tax Act upon enactment when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. The measurement period to finalize our calculations cannot extend beyond one year of the enactment date. Key provisions that have a significant impact on our consolidated financial statements and where we have recognized estimated amounts include the recognition of a tax liability for a one-time Transition Tax on the accumulated earnings of our foreign subsidiaries, and the remeasurement of certain net deferred tax assets and liabilities as a result of the decrease in the U.S. corporate tax rate from 35% to 21%.

Due to the Transition Tax on the accumulated earnings of our foreign subsidiaries, previously unremitted earnings for which no U.S. deferred tax liability had been provided have now been subject to U.S. tax. While we have provided U.S. tax on all our unremitted foreign earnings, we have not provided for additional foreign taxes which may arise upon repatriation of those amounts of unremitted foreign earnings which we believe are indefinitely reinvested outside the U.S.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales, as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2017 and 2016, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 — The Company and Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for recently adopted and recently issued accounting standards.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates, marketable debt security prices and foreign currency exchange rates. Changes in interest rates, marketable debt security prices and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of December 31, 2017, we have $8.0 million and $66.6 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by less than $0.2 million for the year ended December 31, 2017. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2018. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances. As of December 31, 2017, there was $0.1 million outstanding under this credit facility and $66.6 million outstanding on our domestic distribution center loan.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of December 31, 2017 to hedge the cash flows on our $66.6 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $66.6 million at December 31, 2017. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, the Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $11.9 million and a cumulative foreign currency translation loss of $0.3 million for the years ended December 31, 2017 and 2016, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at December 31, 2017 would have reduced the values of our net investments by approximately $24.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

index to CONSOLIDATED FINANCIAL STATEMENTS and Financial statement schedule

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Change in Accounting Method related to Stock Compensation

As discussed in Note 12 to the consolidated financial statements, the Company has changed its method of accounting for stock compensation on January 1, 2017 due to the adoption of Accounting Standards Update 2016-09.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Los Angeles, California

March 1, 2018

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$736,431	$718,536
Trade accounts receivable, less allowances of $51,180 in 2017 and $41,647 in 2016	405,921	326,844
Other receivables	27,083	19,191
Total receivables	433,004	346,035
Inventories	873,016	700,515
Prepaid expenses and other current assets	62,573	62,680
Total current assets	2,105,024	1,827,766
Property, plant and equipment, net	541,601	494,473
Deferred tax assets	29,922	26,043
Other assets, net	58,535	45,388
Total non-current assets	630,058	565,904
TOTAL ASSETS	$2,735,082	$2,393,670
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,801	$1,783
Short-term borrowings	8,011	6,086
Accounts payable	505,334	520,437
Accrued expenses	82,202	93,424
Total current liabilities	597,348	621,730
Long-term borrowings, excluding current installments	71,103	67,159
Deferred tax liabilities	161	412
Other long-term liabilities	118,259	18,855
Total non-current liabilities	189,523	86,426
Total liabilities	786,871	708,156
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 131,784 and 130,386 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	132	130
Class B convertible common stock, $0.001 par value; 75,000 shares authorized; 24,545 shares issued and outstanding at December 31, 2017 and December 31, 2016	24	24
Additional paid-in capital	453,417	419,038
Accumulated other comprehensive loss	(14,744)	(26,604)
Retained earnings	1,390,235	1,211,045
Skechers U.S.A., Inc. equity	1,829,064	1,603,633
Non-controlling interests	119,147	81,881
Total stockholders' equity	1,948,211	1,685,514
TOTAL LIABILITIES AND EQUITY	$2,735,082	$2,393,670

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales	$4,164,160	$3,563,311	$3,147,323
Cost of sales	2,225,271	1,928,715	1,723,315
Gross profit	1,938,889	1,634,596	1,424,008
Royalty income	16,666	13,885	11,745
	1,955,555	1,648,481	1,435,753
Operating expenses:
Selling	327,201	257,129	235,586
General and administrative	1,245,474	1,020,834	849,343
	1,572,675	1,277,963	1,084,929
Earnings from operations	382,880	370,518	350,824
Other income (expense):
Interest income	2,420	1,186	722
Interest expense	(6,677)	(6,270)	(10,728)
Other, net	5,637	(5,950)	(7,321)
Total other income (expense)	1,380	(11,034)	(17,327)
Earnings before income tax expense	384,260	359,484	333,497
Income tax expense	149,156	74,125	72,450
Net earnings	235,104	285,359	261,047
Less: Net earnings attributable to non-controlling interests	55,914	41,866	29,135
Net earnings attributable to Skechers U.S.A., Inc.	$179,190	$243,493	$231,912
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$1.15	$1.58	$1.52
Diluted	$1.14	$1.57	$1.50
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	155,651	154,169	152,847
Diluted	156,523	155,084	154,200

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net earnings	$235,104	$285,359	$261,047
Other comprehensive income:
Gain (loss) on foreign currency translation adjustment	19,119	(4,698)	(13,167)
Comprehensive income	254,223	280,661	247,880
Less: Comprehensive income attributable to noncontrolling interests	63,173	37,467	26,196
Comprehensive income attributable to Skechers U.S.A., Inc.	$191,050	$243,194	$221,684

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at January 1, 2015	120,862	31,410	$120	$31	$355,535	$(16,077)	$735,640	$1,075,249	$58,858	$1,134,107
Net earnings	—	—	—	—	—	—	231,912	231,912	29,135	261,047
Foreign currency translation adjustment	—	—	—	—	—	(10,228)	—	(10,228)	(2,939)	(13,167)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	2,272	2,272
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(39,148)	(39,148)
Stock compensation expense	—	—	—	—	18,296	—	—	18,296	—	18,296
Proceeds from issuance of common stock under the employee stock purchase plan	224	—	1	—	4,317	—	—	4,318	—	4,318
Shares issued under the Incentive Award Plan	1,106	—	1	—	(1)	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	8,009	—	—	8,009	—	8,009
Conversion of Class B Common Stock into Class A Common Stock	5,132	(5,132)	5	(5)	—	—	—	—	—	—
Balance at December 31, 2015	127,324	26,278	$127	$26	$386,156	$(26,305)	$967,552	$1,327,556	$48,178	$1,375,734
Net earnings	—	—	—	—	—	—	243,493	243,493	41,866	285,359
Foreign currency translation adjustment	—	—	—	—	—	(299)	—	(299)	(4,399)	(4,698)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	13,980	13,980
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(17,744)	(17,744)
Stock compensation expense	—	—	—	—	23,081	—	—	23,081	—	23,081
Proceeds from issuance of common stock under the employee stock purchase plan	221	—	—	—	5,120	—	—	5,120	—	5,120
Shares issued under the Incentive Award Plan	1,108	—	1	—	(1)	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	4,682	—	—	4,682	—	4,682
Conversion of Class B Common Stock into Class A Common Stock	1,733	(1,733)	2	(2)	—	—	—	—	—	—
Balance at December 31, 2016	130,386	24,545	$130	$24	$419,038	$(26,604)	$1,211,045	$1,603,633	$81,881	$1,685,514
Net earnings	—	—	—	—	—	—	179,190	179,190	55,914	235,104
Foreign currency translation adjustment	—	—	—	—	—	11,860	—	11,860	7,259	19,119
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	46	46
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(25,953)	(25,953)
Stock compensation expense	—	—	—	—	28,902	—	—	28,902	—	28,902
Proceeds from issuance of common stock under the employee stock purchase plan	240	—	—	—	5,479	—	—	5,479	—	5,479
Shares issued under the Incentive Award Plan	1,158	—	2	—	(2)	—	—	—	—	—
Balance at December 31, 2017	131,784	24,545	$132	$24	$453,417	$(14,744)	$1,390,235	$1,829,064	$119,147	$1,948,211

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$235,104	$285,359	$261,047
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	82,764	66,083	52,433
Amortization of other assets	13,746	13,099	1,214
Provision for bad debts and returns	18,398	30,820	7,520
Non-cash share-based compensation	28,902	23,081	18,296
Deferred income taxes	(3,947)	(11,936)	(4,844)
Gain (loss) on non-current assets	(2,187)	413	656
Net foreign currency adjustments	(7,749)	(3,949)	—
(Increase) decrease in assets:
Receivables	(102,222)	(10,350)	(100,032)
Inventories	(158,628)	(58,152)	(176,062)
Prepaid expenses and other current assets	(9,145)	(15,343)	(2,082)
Other assets	(8,916)	(5,056)	(6,423)
Increase (decrease) in liabilities:
Accounts payable	(12,806)	38,247	130,075
Accrued expenses and other long-term liabilities	86,023	9,306	50,416
Net cash provided by operating activities	159,337	361,622	232,214
Cash flows from investing activities:
Capital expenditures	(135,976)	(119,471)	(118,144)
Intangible asset additions	(214)	—	(55)
Purchases of investments	(2,344)	(3,810)	(8,428)
Proceeds from sales of investments	284	170	144
Acquisition of South Korea distributor	—	(22,534)	—
Net cash used in investing activities	(138,250)	(145,645)	(126,483)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through employee stock purchase plan	5,479	5,120	4,318
Payments on long-term debt	(1,783)	(15,653)	(32,656)
Proceeds from long-term debt	5,745	—	762
Proceeds (payments) on short-term borrowings	1,925	6,091	(1,733)
Excess tax benefits from share-based compensation	—	4,682	8,009
Contribution from non-controlling interests of consolidated entity	46	13,980	2,272
Distributions to non-controlling interests of consolidated entity	(25,953)	(17,744)	(39,148)
Net cash used in financing activities	(14,541)	(3,524)	(58,176)
Net increase in cash and cash equivalents	6,546	212,453	47,555
Effect of exchange rates on cash and cash equivalents	11,349	(1,908)	(6,249)
Cash and cash equivalents at beginning of the year	718,536	507,991	466,685
Cash and cash equivalents at end of the year	$736,431	$718,536	$507,991

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,392	$5,724	$9,891
Income taxes, net	56,633	65,260	63,479

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(1)	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	The Company and Basis of Presentation

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear. The Company operates 449 domestic and 196 international retail stores and an e-commerce business as of December 31, 2017.

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

The Company recognizes revenue on wholesale sales when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. This generally occurs at time of shipment. Related costs paid to third-party shipping companies are recorded as a cost of sales. Generally, wholesale customers do not have the right to return goods, however, the Company periodically decides to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded. The Company generates retail revenues primarily from the sale of footwear to customers at retail locations or through websites. For in-store sales, the Company recognizes revenue at the point of sale. For sales made through websites, the Company recognizes revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from e-commerce or retail customers are excluded from reported revenues.

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

The Company’s operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, and retail, which includes e-commerce sales. Information regarding these segments is summarized in Note 18 – Segment and Geographic Reporting.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 6, Derivative Instruments). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of December 31, 2017, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s consolidated balance sheets.

(g)	Cash and Cash Equivalents

Cash and cash equivalents include deposits with initial terms of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(h)	Allowance for Bad Debts, Returns, Sales Allowances and Customer Chargebacks

The Company provides a reserve, charged against revenue and its receivables, for estimated losses that may result from its customers’ inability to pay. To minimize the likelihood of uncollectability, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and the Company’s experience with the account. When a customer’s account becomes significantly past due, the Company generally places a hold on the account and discontinues further shipments to that customer, minimizing further risk of loss. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and its customers’ credit-worthiness.  Amounts later determined and specifically identified to be uncollectible are charged against this reserve. Allowance for returns, sales allowances and customer chargebacks are recorded against revenue. Allowances for bad debts are recorded to general and administrative expenses. Retail and e-commerce receivables represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out or average cost.  Effective January 1, 2017, the Company adopted ASU 2015-11. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

(j)	Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is computed using the straight-line method, which based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter

Property, plant and equipment subject to depreciation and amortization is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company reviews both quantitative and qualitative factors to assess whether a triggering event occurred. The Company reviews all stores for impairment annually or more frequently if events or changes in circumstances require it. The Company prepares a summary of store cash flows from its retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of 24 months are then reviewed in detail to determine whether impairment exists. Recoverability of assets or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company did not record impairment charges during the years ended December 31, 2017, 2016 or 2015.

(k)	Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry‑forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

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

Advertising costs are expensed in the period in which the advertisements are first run, or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was approximately $260.4 million, $213.1 million and $188.1 million, respectively. Prepaid advertising costs were $8.6 million and $9.8 million at December 31, 2017, and 2016, respectively. Prepaid amounts outstanding at December 31, 2017 and 2016 represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but not run, as of December 31, 2017 and 2016, respectively.

(o)	Product Design and Development Costs

The Company charges all product design and development costs to general and administrative expenses, when incurred. Product design and development costs aggregated approximately $18.8 million, $13.6 million, and $11.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

(p)	Warehouse and Distribution Costs

The Company’s distribution network-related costs are included in general and administrative expenses and are not allocated to specific segments. The expenses related to its distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of its products totaled $219.6 million, $187.3 million and $167.3 million for 2017, 2016 and 2015, respectively.

(q)	Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard will become effective for the Company’s annual and interim reporting periods beginning January 1, 2018 and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. Early adoption is permitted. The Company will adopt ASU 2016-16 in the first quarter of 2018 and does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard requires lessees to recognize most leases on the balance sheet, which will increase lessees’ reported assets and liabilities. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning January 1, 2019. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently assessing the impact of the new standard on its consolidated financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, administrative offices, retail stores, showrooms, and distribution facilities, as well as additional disclosure on all our lease obligations. The income statement recognition of lease expense is not expected to materially change from the current methodology.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively, as clarifications to ASU 2014-09. ASU 2016‑08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in thirteen narrow focus aspects of the guidance. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASU’s also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.  The Company will adopt the new revenue standards in the first quarter of 2018 using the modified retrospective method. The Company has completed the assessment of the impact of these ASUs on its consolidated financial statements and does not expect that the adoption of these ASUs will have a material impact on its consolidated financial statements.

(2)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2017 and 2016 is summarized as follows (in thousands):

	2017	2016
Land	$83,163	$83,163
Buildings and improvements	208,351	207,665
Furniture, fixtures and equipment	330,644	297,540
Leasehold improvements	357,920	289,847
Total property, plant and equipment	980,078	878,215
Less accumulated depreciation and amortization	438,477	383,742
Property, plant and equipment, net	$541,601	$494,473

(3)	ACCRUED EXPENSES

Accrued expenses at December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Accrued inventory purchases	$20,509	$48,087
Accrued payroll and taxes	61,693	45,337
Accrued expenses	$82,202	$93,424

(4)	LINE OF CREDIT AND SHORT-TERM BORROWINGS

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility, which are included in Other Assets in the consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of December 31, 2017 and December 31, 2016, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s consolidated balance sheets. The remaining balance in short-term borrowings as of December 31, 2017 is related to the Company’s joint venture in India.

(5)	LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Note payable to banks, due in monthly installments of $302.0 (includes principal and interest), variable-rate interest at 3.57% per annum, secured by property, balloon payment of $62,843 due August 2020	$66,604	$68,059
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,745 due January 2021	5,745	—
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30.5 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	555	883
Subtotal	72,904	68,942
Less current installments	1,801	1,783
Total long-term borrowings	$71,103	$67,159

The aggregate maturities of long-term borrowings at December 31, 2017 are as follows (in thousands):

2018	$1,801
2019	1,666
2020	63,692
2021	5,745
$72,904

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a payment on the Original Loan based on the Company’s 50% equity interest in the JV. The payment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan is being used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in the Company’s consolidated statements of equity within non-controlling interests. The

Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015 (see Note 6, Derivative Instruments). The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of its short-term and long-term borrowings as of December 31, 2017.

(6)	DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company used an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. On August 12, 2015, in connection with refinancing its domestic distribution center loan, described in Note 5 above, the Company entered into a variable-to-fixed interest rate swap agreement with Bank of America, N.A., to hedge the cash flows on the Company’s $70.0 million variable rate debt. As of December 31, 2017, the swap agreement has an aggregate notional amount of $66.6 million and a maturity date of August 12, 2022, subject to early termination commencing on August 1, 2020 at the option of HF Logistics-SKX T1, LLC (“HF-T1”), a wholly-owned subsidiary of the Company’s joint venture HF Logistics-SKX, LLC (the “JV”). Under the terms of the swap agreement, the Company will pay a weighted-average fixed rate of 2.08% on the $66.6 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. The rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate of 4.08% for the life of the loan thus reducing the impact of interest-rate changes on future interest expense.  Pursuant to the terms of the JV, HF Logistics is responsible for any amounts related to the Swap Agreement.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 31, 2017, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

(7)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Other long term liabilities	$19,059	$13,862
Income taxes payable	99,200	4,993
	$118,259	$18,855
(8)	COMMITMENTS AND CONTINGENCIES
(a)	Leases

The Company leases facilities under operating lease agreements expiring through November 1, 2031. The Company pays taxes, maintenance and insurance in addition to the lease obligations. Leases may provide for renewal options and rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of gross sales in excess of a base annual rent. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through May 1, 2021. Rent expense for the years ended December 31, 2017, 2016 and 2015 approximated $223.7 million, $171.0 million and $137.8 million, respectively.

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

Future minimum lease payments under noncancellable leases at December 31, 2017 are as follows (in thousands):

OPERATING LEASES
Year ending December 31:
2018	$238,665
2019	208,292
2020	188,397
2021	167,634
2022	160,057
Thereafter	586,063
$1,549,108
(b)	Product and Other Financing

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.5% for 30- to 60-day financing. The amounts outstanding under these arrangements at December 31, 2017 and 2016 were $177.4 million and $260.7 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $4.8 million in 2017, $4.4 million in 2016, and $5.4 million in 2015. The Company has open purchase commitments with its foreign manufacturers at December 31, 2017 of $943.4 million, which are not included in the accompanying 2017 consolidated balance sheet.

(c)	Litigation

The Company recognizes legal expense in connection with loss contingencies as incurred.

Personal Injury Lawsuits Involving Shape-ups — As previously reported, on February 20, 2011, Skechers U.S.A., Inc., Skechers U.S.A., Inc. II and Skechers Fitness Group were named as defendants in a lawsuit that alleged, among other things, that Shape-ups were defective and unreasonably dangerous, negligently designed and/or manufactured, and did not conform to representations made by the Company, and that the Company failed to provide adequate warnings of alleged risks associated with Shape-ups. Other personal injury lawsuits involving Shape-ups (some on behalf of multiple plaintiffs) subsequently were filed in various courts, alleging varying injuries but employing similar legal theories and asserting similar claims to those made in the first case, as well as claims for breach of express and implied warranties, loss of consortium, and fraud. Although there are variations in the relief sought, the plaintiffs generally seek compensatory and/or economic damages, exemplary and/or punitive damages, and attorneys’ fees and costs. As detailed below, the Company is named as a defendant in one currently active, pending case.

On December 19, 2011, the Judicial Panel on Multidistrict Litigation issued an order establishing a multidistrict litigation (“MDL”) proceeding in the United States District Court for the Western District of Kentucky entitled  In re Skechers Toning Shoe Products Liability Litigation, case no. 11-md-02308-TBR. Since 2011, a total of 1,235 personal injury cases have been filed in or transferred to the MDL proceeding. The Company has resolved 1,766 personal injury claims in the MDL proceedings, comprised of 1,154 that were filed as formal actions and 612 that were submitted by plaintiff fact sheets. The Company has also settled another 13 claims in principle—8 filed cases and 5 claims submitted by plaintiff fact sheets—either directly or pursuant to a global settlement program that has been approved by the claimants’ attorneys (described in greater detail below). Further, 72 cases in the MDL proceeding have been dismissed either voluntarily or on motions by the Company and 40 unfiled claims submitted by plaintiff fact sheet have been abandoned. Between the consummated settlements and cases subject to the settlement program, all but one of the personal injury cases pending in the MDL have been or are expected to be resolved. Fact discovery in that case has been completed and a court-ordered mediation is scheduled in March 2018. No trial date has been set.

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

Fifty-seven actions brought on behalf of a total of 647 plaintiffs have been settled and fully dismissed in the LASC Coordinated Cases. Twelve actions have been partially dismissed, with the claims of 224 plaintiffs in those actions having been fully resolved and dismissed. The claim of one other plaintiff from these partially settled multi-plaintiff lawsuits has been settled in principle and should be dismissed in the short term. One single-plaintiff lawsuit and the claims of 28 additional plaintiffs in multi-plaintiff lawsuits have been dismissed entirely, either voluntarily or on motion by the Company. The claims of 21 additional persons have been dismissed in part, either voluntarily or on motions by the Company.

Fourteen cases—two single-plaintiff actions and 12 partially dismissed, multi-plaintiff actions—remain pending in the LASC Coordinated Cases.  The two single-plaintiff cases have been settled in principle and should be dismissed in the short term.  With respect to the 12 multi-plaintiff actions, the claims of only 17 individual plaintiffs remain. Skechers has moved to dismiss the claims of 16 of those 17 individual plaintiffs for violation of court orders and failure to prosecute their claims, and anticipates bringing a similar motion relating to the last individual plaintiff in the near future.  No discovery has been taken in any of those actions and no trial dates have been set.  If the two settlements are consummated and the 17 individual plaintiffs’ claims are dismissed for failure to prosecute, then there will be no more claims pending LASC Coordinated Cases.

In other state courts, a total of 12 personal injury actions (some on behalf of numerous plaintiffs) have been filed that have not been removed to federal court and transferred to the MDL. All of those actions have been resolved and dismissed.

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

In accordance with U.S. GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2017, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

(9)	STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 500 million shares of Class A Common Stock, par value $.001 per share, 75 million shares of Class B Common Stock, par value $.001 per share, and 10 million shares of preferred stock, par value $.001 per share.

During 2017, no Class B Common Stock was converted to Class A Common Stock. During 2016 and 2015, certain Class B stockholders converted 1,733,270 shares and 5,131,296 shares, respectively, of Class B Common Stock to Class A Common Stock (see Note 11 – Earnings Per Share).

(10)	NONCONTROLLING INTERESTS

The following VIEs are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	December 31, 2017	December 31, 2016
Current assets	$1,540	$2,006
Non-current assets	103,407	108,668
Total assets	$104,947	$110,674

Current liabilities	$2,718	$2,469
Non-current liabilities	66,367	68,168
Total liabilities	$69,085	$70,637

Distribution joint ventures (1)	December 31, 2017	December 31, 2016
Current assets	$389,687	$289,227
Non-current assets	90,972	49,229
Total assets	$480,659	$338,456

Current liabilities	$188,700	$132,518
Non-current liabilities	9,201	2,214
Total liabilities	$197,901	$134,732

(1) Distribution joint ventures include Skechers Limited (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net earnings attributable to non-controlling Interests	$55,914	$41,866	$29,135
Distributions to:
HF Logistics-SKX, LLC	3,787	4,091	38,092
Skechers China Limited	20,620	11,922	450
Skechers Southeast Asia Limited	1,347	1,280	—
Skechers Hong Kong Limited	199	451	—
Contributions from:
India distribution joint ventures	—	2,943	2,273
Skechers Korea Co., Ltd.	—	8,273	—
Skechers Footwear Ltd. (Israel)	46	2,764	—

(11)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

Basic earnings per share	2017	2016	2015
Net earnings attributable to Skechers U.S.A., Inc.	$179,190	$243,493	$231,912
Weighted average common shares outstanding	155,651	154,169	152,847
Basic earnings per share attributable to Skechers U.S.A., Inc.	$1.15	$1.58	$1.52

Diluted earnings per share	2017	2016	2015
Net earnings attributable to Skechers U.S.A., Inc.	$179,190	$243,493	$231,912

Weighted average common shares outstanding	155,651	154,169	152,847
Dilutive effect of nonvested shares	872	915	1,353
Weighted average common shares outstanding	156,523	155,084	154,200

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$1.14	$1.57	$1.50

There were 116,762 and 346,912 shares excluded from the computation of diluted earnings per share for the year ended December 31, 2017 and 2016, respectively because they are anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the year ended December 31, 2015.

(12)	STOCK COMPENSATION
(a)	Incentive Award Plan

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

A summary of the status and changes of nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the year ended December 31, 2017 is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Nonvested at January 1, 2015	3,791,499	$14.46
Granted	40,500	29.83
Vested/Released	(1,106,499)	11.81
Nonvested at December 31, 2015	2,725,500	15.77
Granted	1,444,000	31.69
Vested/Released	(1,108,336)	12.32
Cancelled	(18,000)	17.81
Nonvested at December 31, 2016	3,043,164	24.57
Granted	495,600	24.69
Vested/Released	(1,157,207)	20.73
Cancelled	(78,000)	32.62
Nonvested at December 31, 2017	2,303,557	26.25

As of December 31, 2017, a total of 9,888,500 shares remain available for grant as equity awards under the 2017 Plan.

The Company recognized in the consolidated statements of earnings compensation expense of $28.9 million, $23.1 million and $18.3 million for grants under its stock compensation plans for the years ended December 31, 2017, 2016, and 2015. Related excess income tax benefits of $4.7 million, and $8.0 million for grants under its stock compensation plans for the years ended December 31, 2016, and 2015, respectively, were recorded in additional paid-in capital and $2.6 million of excess tax benefits for the year ended December 31, 2017 was recorded in the statement of earnings.  Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. There was $39.6 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2017, which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the year ended December 31, 2017 and 2016 was $24.0 million and $13.7 million, respectively.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As of January 1, 2017, the calculation of diluted weighted average shares outstanding was changed prospectively to no longer include excess tax benefits as assumed proceeds. This change did not have a material impact on the Company’s calculation of diluted earnings per share. Additionally, this ASU requires the recognition of excess tax benefits and deficiencies as income tax benefits or expenses in the income statement rather than to additional paid-in capital, which has been applied on a prospective basis to settlements of share-based payment awards occurring on or after January 1, 2017. The Company adopted ASU 2016-09 effective January 1, 2017. The Company recorded a $2.6 million excess tax benefit in the consolidated statement of earnings for the year ended December 31, 2017.

(b)	Stock Purchase Plan

On April 17, 2017, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which the Company’s stockholders approved on May 23, 2017. The 2018 ESPP will replace the Company’s current employee stock purchase plan, the Skechers U.S.A., Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP”), which expired pursuant to its terms on January 1, 2018. The 2018 Employee Stock Purchase Plan provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the Class A Common Stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2018 ESPP generally provides for two six-month purchase periods every twelve months: June 1 through November 30 and December 1 through May 31, except that the initial purchase period under the 2018 ESPP will have a duration of five months, commencing on January 1, 2018 and ending on May 31, 2018. Eligible employees participating in the 2018 ESPP for a purchase period will be able to invest up to 15% of their compensation through payroll deductions during each purchase period. A total of 5,000,000 shares of Class A Common Stock will be available for sale under the 2018 ESPP.

During 2017, 2016 and 2015, 240,000 shares, 220,844 shares and 223,892 shares were issued under the 2008 ESPP for which the Company received approximately $5.5 million, $5.1 million and $4.3 million, respectively.

(13)	INCOME TAXES

The provisions for income tax expense (benefit) were as follows (in thousands):

	2017	2016	2015

Federal:
Current	$110,448	$45,258	$45,095
Deferred	3,768	(3,961)	2,774
Total federal	114,216	41,297	47,869
State:
Current	2,747	3,406	2,506
Deferred	(3,356)	(49)	1,798
Total state	(609)	3,357	4,304
Foreign:
Current	40,147	31,046	21,204
Deferred	(4,598)	(1,575)	(927)
Total foreign	35,549	29,471	20,277
Total income taxes (benefit)	$149,156	$74,125	$72,450

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s financial results for the year ended December 31, 2017, including, but not limited to: (1) requiring a one-time Transition Tax (payable over eight years) on certain unrepatriated earnings of foreign subsidiaries; (2) a future reduction of the U.S. federal corporate tax rate from 35% to 21% that reduces the current value of the Company’s deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”); and (3) bonus depreciation that allows for full expensing of qualified property place in service after September 27, 2017. In addition, the Tax Act establishes new tax laws that will affect the Company’s financial results for the year ending December 31, 2018, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of Federal Tax Credit (“FTC’s”) to reduce the U.S. income tax liability.

The SEC staff issued Staff Accounting Bulletin 118, (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional one-time net tax expense of $99.9 million for the year-ended December 31, 2017. This net tax expense primarily consists of the $1.9 million net tax impact to the Company’s DTA’s from the corporate rate reduction and a net expense for the Transition Tax of $98.0 million. For various reasons that are discussed more fully below, the Company has not completed the accounting for the income tax effects of certain elements of the Tax Act. If the Company were able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, the Company recorded provisional adjustments.

The Company’s accounting for the following elements of the Tax Act is provisional.  However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded the following provisional adjustments:

Transition Tax: The Transition Tax is a one-time tax on previously untaxed current and accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax liability of $98.0 million. However, during the measurement period the Company will continue to gather additional information to more precisely compute the amount of the Transition Tax.

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company recorded a provisional decrease in value of its net DTAs of $1.9 million, with a corresponding net adjustment to deferred income tax expense of $1.9 million for the year ended December 31, 2017. While the Company was able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the Company’s calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Cost recovery: While the Company has completed most of the computations necessary and is in the process of completing a final inventory of its 2017 expenditures that qualify for immediate expensing, the Company recorded a decrease in its current income tax payable of approximately $5.9 million based on the Company’s provisional estimates related to the additional federal expense allowed as a result of the Tax Act. In addition, the Company recorded a corresponding increase in its DTLs of approximately $3.5 million, which is less than the $5.9 million liability amount due to the reduction in the corporate tax rate from 35% to 21%, effective January 1, 2018. The $2.4 million net benefit from the reduction in the future tax rate is included in the $1.9 million decrease in value of the net DTAs discussed above.

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

The Company’s earnings (loss) before income taxes and income tax expense (benefit) for 2017, 2016 and 2015 are as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense
United States (1)	$25,628	$113,607	$105,589	$44,654	$136,726	$52,173
Peoples Republic of China (“China”)	95,668	12,971	72,584	11,720	49,027	11,084
Jersey (2)	198,048	—	146,880	—	123,721	—
Non-benefited loss operations (3)	(17,350)	3,306	(16,189)	12	(16,719)	164
Other jurisdictions (4)	82,266	19,272	50,620	17,739	40,742	9,029
Earnings before income taxes	$384,260	$149,156	$359,484	$74,125	$333,497	$72,450
Effective tax rate (5)		38.8%		20.6%		21.7%

(1)	United States income tax expense for 2017 includes a provisional one-time $99.9 million tax expense related to the enactment of the United States Tax Cuts & Jobs Act on December 22, 2017.

(2)       Jersey does not assess income tax on corporate net earnings.

(3)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Brazil, India, Israel, Japan, Macau, Panama and South Korea.

(4)

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

(5)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2017, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 39%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2017, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $25.6 million, with income tax expense of $113.6 million, which is an average rate of 443%. The U.S. tax expense includes a provisional one-time tax expense of $99.9 million related to the enactment of the U.S. Tax Cuts & Jobs Act on December 22, 2017. Earnings (loss) before income taxes in non-U.S. jurisdictions were $358.6 million, with an aggregate income tax expense of $35.5 million, which is an average rate of 9.9%. Combined, this results in consolidated earnings before income taxes for the year of $384.3 million, and consolidated income tax expense for the period of $149.2 million, resulting in an effective tax rate of 38.8%.  For 2017, of the $358.6 million in earnings before income tax earned outside the U.S., $198.0 million was earned in Jersey, which does not impose a tax on corporate earnings.  In Jersey, earnings before income taxes increased by $51.1 million, or 35%, to $198.0 million in 2017 from $146.9 million in 2016. This increase was primarily attributable to the Company experiencing an increase of $435.6 million in net sales in the “Other international” geographic area for 2017 (see Note 18 – Segment and Geographic Reporting), which resulted in a significant increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements. Due to the scalability of our operations, increases in net sales in the “Other international” geographic area from 2016 to 2017 resulted in a disproportionately greater increase in earnings before income taxes in Jersey.  In addition, there were foreign losses of $17.4 million for which no tax benefit was recognized during the year ended December 31, 2017 because of the provision of offsetting valuation allowances, but in which $3.3 million in nonrefundable withholding and other taxes were paid. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of the Company’s consolidated earnings (loss) before taxes in any of the years shown. Unremitted earnings of non-U.S. subsidiaries for which no tax has been provided are expected to be reinvested outside of the U.S. indefinitely. Such earnings could become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

As of December 31, 2017, the Company had approximately $736.4 million in cash and cash equivalents, of which $391.6 million, or 53.2%, was held outside the U.S. Of the $391.6 million held by the Company’s non-U.S. subsidiaries, approximately $227.5 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s consolidated financial statements as of December 31, 2017.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months and the Company does not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s provisional Transition Tax liability, the Company plans to begin the repatriation of certain funds held outside the U.S. for which tax has been fully provided as of December 31, 2017. Because of the need for cash for operating capital and continued overseas expansion, the Company also does not foresee the need for any of its foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non‑U.S. income and withholding taxes. As of December 31, 2017, U.S. income taxes have been provided but non-U.S. income taxes have not been provided on cumulative total earnings of $178.8 million. As of December 31, 2016, U.S. and non-U.S. income taxes have not been provided on cumulative total earnings of $699.6 million.

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2017	2016	2015
Expected income tax expense	$134,491	$125,819	$116,724
State income tax, net of federal benefit	297	2,335	2,011
Rate differential on foreign income	(95,565)	(58,508)	(44,541)
Change in unrecognized tax benefits	1,449	135	(2,233)
Non-deductible expenses	4,451	2,330	(350)
Excess tax benefit on share based compensation	(2,571)	—	—
U.S. tax rate change	1,923	—	—
U.S. transition tax	98,015	—	—
Other	(1,120)	575	285
Change in valuation allowance	7,786	1,439	554
Total provision (benefit) for income taxes	$149,156	$74,125	$72,450
Effective tax rate	38.8%	20.6%	21.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below (in thousands):

	2017	2016
Deferred tax assets:
Inventory adjustments	$5,375	$6,985
Accrued expenses	33,984	29,094
Allowances for bad debts and chargebacks	3,470	4,837
Loss carryforwards	24,308	20,891
Business credit carryforward	6,562	5,031
Share-based compensation	4,154	5,993
Valuation allowance	(27,313)	(19,527)
Total deferred tax assets	50,540	53,304
Deferred tax liabilities:
Prepaid expenses	5,709	8,422
Depreciation on property, plant and equipment	15,069	19,251
Total deferred tax liabilities	20,778	27,673
Net deferred tax assets	$29,762	$25,631

The $7.8 million increase in the valuation allowance primarily relates to current year net operating losses in certain foreign non-benefited loss jurisdictions as discussed above. The Company believes it is more likely than not that the results of future operations in the remaining jurisdictions will generate sufficient taxable income to realize its net deferred tax assets.

State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2017 were $6.6 million and $31.3 million, respectively. State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2016 were $5.0 million and $31.7 million, respectively. These tax credit and net operating loss carry-forward amounts do not begin to expire until 2032 and 2025, respectively. As of December 31, 2017 and 2016, no valuation allowance against the related deferred tax asset have been recorded for these credit and loss and credit carry-forwards as it is believed the carry-forwards will be fully utilized in reducing future taxable income.

As of December 31, 2017 and 2016, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $94.9 million and $69.4 million, respectively. Some of these net operating losses expire beginning in 2018; however others can be carried forward indefinitely. As of December 31, 2017 and 2016, valuation allowances of $21.4 million and $16.7 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

The balance of unrecognized tax benefits included in prepaid expenses in the consolidated balance sheets increased by $0.8 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016
Beginning balance	$6,608	$6,143
Additions for current year tax positions	1,154	1,069
Additions for prior year tax positions	—	138
Reductions for prior year tax positions	(26)	—
Settlement of uncertain tax positions	—	(616)
Reductions related to lapse of statute of limitations	(355)	(126)
Ending balance	$7,381	$6,608

If recognized, $1.6 million of unrecognized tax benefits would be recorded as a reduction in income tax expense.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled $0.5 million, $0.4 million, and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. Accrued interest and penalties were $1.5 million and $1.1 million as of December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, the Company’s tax filings are generally subject to examination in the U.S. and most foreign jurisdictions for years ending on or after December 31, 2013, and in several Asian and European tax jurisdictions for years ending on or after December 31, 2007. During the year, the Company reduced the balance of 2017 and prior year unrecognized tax benefits by $0.4 million as a result of expiring statutes. It is reasonably possible that certain domestic and foreign statutes will expire during the next twelve months which would reduce the balance of 2017 and prior year unrecognized tax benefits by $0.5 million.

The Company is currently under examination by a number of states and certain foreign jurisdictions. During the year ended December 31, 2017, there was no reduction in the balance of 2017 and prior year unrecognized tax benefits due to settlements of examinations. It is reasonably possible that certain federal, state and foreign examinations could be settled during the next twelve months which would reduce the balance of 2017 and prior year unrecognized tax benefits by $0.9 million.

(14)	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period. The Company made a contribution of $1.6 million to the plan for the year ended December 31, 2017. The Company did not make a contribution to the plan for the years ended December 31, 2016 and 2015, respectively.

In May 2013, the Company established the Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”), which allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees, which will be determined by the Company’s Compensation Committee. The Company made a contribution of $0.2 million to the plan for the year ended December 31, 2017. The Company did not make a contribution to the plan for the year ended December 31, 2016 or 2015, respectively.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts as determined monthly. The Company has established a rabbi trust (the “Trust”) as a reserve for the benefits payable under the Plan. The assets of the Trust and deferred liabilities are presented in the Company’s consolidated balance sheets.

(15)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates a significant portion of its sales in the United States; however, several of its products are sold into various foreign countries, which subject the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect the Company’s estimates and its performance. The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $206.1 million and $169.4 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2017 and 2016, respectively. Foreign accounts receivable, which are generally collateralized by letters of credit, amounted to $251.0 million and $199.1 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2017 and 2016, respectively. International net sales amounted to $2.109 billion, $1.643 billion and $1.271 billion for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s credit losses charged to expense for the years ended December 31, 2017, 2016 and 2015 were $12.8 million, $12.7 million and $5.2 million, respectively. In addition, the Company recorded sales return expense for the years ended December 31, 2017, 2016 and 2015 were $5.6 million, $16.9 million and $2.3 million, respectively.

Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.273 billion and $1.060 billion at December 31, 2017 and 2016, respectively.

During 2017, 2016 and 2015, no customer accounted for 10.0% or more of net sales. No customer accounted for more than 10% of net trade receivables at December 31, 2017 or 2016. During 2017, 2016 and 2015, net sales to the five largest customers were approximately 10.5%, 11.3% and 14.6%, respectively.

The Company’s top five manufacturers produced the following for the years ended December 31, 2017, 2016 and 2015, respectively:

	Percentage of Total Production Years Ended December 31,
	2017	2016	2015
Manufacturer #1	17.9%	22.9%	31.5%
Manufacturer #2	11.1%	10.1%	9.1%
Manufacturer #3	8.8%	8.8%	7.3%
Manufacturer #4	5.4%	4.9%	5.0%
Manufacturer #5	4.3%	4.3%	3.6%
	47.5%	51.0%	56.5%

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

(16)	RELATED PARTY TRANSACTIONS

The Company paid approximately $172,000, $111,000, and $180,000 during 2017, 2016 and 2015, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events, including the Company’s 2015 holiday party at the Shade Hotel in Manhattan Beach, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and three other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC, the Shade Hotel in Manhattan Beach at December 31, 2017 or 2016.

The Company paid approximately $201,000 and $110,000 during 2017 and 2016 to the Redondo Beach Hospitality Company, LLC (“RBHC”) for lodging, food and events, including the Company’s 2017 and 2016 holiday party at the Shade Hotel in Redondo Beach, which is owned and operated by RBHC. Michael Greenberg, President and a director of the Company, owns a 5% beneficial ownership interest in RBHC, and three other officers, directors and senior vice presidents of the Company own in aggregate an additional 3% beneficial ownership in RBHC. The Company had no outstanding accounts receivable or payable with RBHC or the Shade Hotel in Redondo Beach, at December 31, 2017 or 2016.

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer are also officers and directors of the Foundation. During the year ended December 31, 2017 and 2016, the Company made contributions of $1.0 million to the Foundation in each period. During the year ended December 31, 2015 the Company did not make any contributions to the Foundation.

The Company had receivables from officers and employees of $1.0 million and $0.8 million at December 31, 2017 and 2016, respectively. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time. The Company had no other significant transactions with or payables to officers, directors or significant stockholders of the Company.

(17)	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2017, to assess the need for potential recognition or disclosure in this filing. Based on this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements.

(18)	SEGMENT AND GEOGRAPHIC REPORTING

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

	2017	2016	2015
Net sales
Domestic wholesale	$1,249,287	$1,199,832	$1,219,779
International wholesale	1,729,906	1,391,235	1,094,395
Retail	1,184,967	972,244	833,149
Total	$4,164,160	$3,563,311	$3,147,323

	2017	2016	2015
Gross profit
Domestic wholesale	$464,609	$454,088	$471,104
International wholesale	786,675	616,110	454,665
Retail	687,605	564,398	498,239
Total	$1,938,889	$1,634,596	$1,424,008

	2017	2016
Identifiable assets
Domestic wholesale	$1,259,119	$1,161,719
International wholesale	1,116,928	954,874
Retail	359,035	277,077
Total	$2,735,082	$2,393,670

	2017	2016	2015
Additions to property, plant and equipment
Domestic wholesale	$20,055	$33,677	$38,080
International wholesale	47,410	44,286	37,909
Retail	68,511	41,508	42,155
Total	$135,976	$119,471	$118,144

Geographic Information

The following summarizes the Company’s operations in different geographic areas as of and for the years ended December 31:

	2017	2016	2015
Net Sales (1)
United States	$2,055,475	$1,920,051	$1,876,201
Canada	160,367	130,555	103,268
Other international (2)	1,948,318	1,512,705	1,167,854
Total	$4,164,160	$3,563,311	$3,147,323

	2017	2016
Property, plant and equipment, net
United States	$382,426	$374,459
Canada	9,888	10,410
Other international (2)	149,287	109,604
Total	$541,601	$494,473

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

(19)	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial data are as follows (in thousands, except per share data):

2017	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31(1)
Net sales	$1,072,808	$1,025,934	$1,094,829	$970,589
Gross profit	476,498	488,321	519,987	454,083
Net earnings (loss)	106,635	73,400	106,830	(51,761)
Net earnings (loss) attributable to Skechers U.S.A., Inc.	93,995	59,535	92,310	(66,650)

Net earnings (loss) per share:
Basic	0.61	0.38	0.59	(0.43)
Diluted	0.60	0.38	0.59	(0.43)
(1)	Fourth quarter 2017 net earnings (loss) includes a provisional one-time tax expense of $99.9 million recorded for our initial analysis of the impact of the Tax Act.

2016	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$978,794	$877,810	$942,417	$764,290
Gross profit	432,152	416,254	429,978	356,212
Net earnings	109,639	84,009	76,542	15,169
Net earnings attributable to Skechers U.S.A., Inc.	97,612	74,107	65,110	6,664

Net earnings per share:
Basic	0.63	0.48	0.42	0.04
Diluted	0.63	0.48	0.42	0.04

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that our internal control over financial reporting is effective as of such time.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is set forth below.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2017. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on Internal Control over Financial Reporting

We have audited Skechers U.S.A., Inc.’s  (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Los Angeles, California

March 1, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 46 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 78 of this annual report on Form 10-K.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.
ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2017, 2016, and 2015

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO REVENUE COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF YEAR
Year-ended December 31, 2015
Allowance for chargebacks	$6,551	$3,703	$(3,189)	$7,065
Allowance for doubtful accounts	5,441	1,538	(1,026)	5,953
Reserve for sales returns and allowances	9,015	2,279	(52)	11,242
Reserve for shrinkage	338	2,014	(1,945)	407
Reserve for obsolescence	3,001	10,321	(10,041)	3,281
Year-ended December 31, 2016
Allowance for chargebacks	$7,065	$10,882	$(6,973)	$10,974
Allowance for doubtful accounts	5,953	1,837	(2,170)	5,620
Reserve for sales returns and allowances	11,242	18,101	(4,290)	25,053
Reserve for shrinkage	407	2,396	(2,261)	542
Reserve for obsolescence	3,281	15,220	(7,573)	10,928
Year-ended December 31, 2017
Allowance for chargebacks	$10,974	$7,507	$(5,674)	$12,807
Allowance for doubtful accounts	5,620	5,266	(3,177)	7,709
Reserve for sales returns and allowances	25,053	5,625	(14)	30,664
Reserve for shrinkage	542	2,020	(825)	1,737
Reserve for obsolescence	10,928	130	(4,039)	7,019

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

10.3**	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4**	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5**	2017 Incentive Award Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2017).

10.6**	Form of Restricted Stock Agreement under 2017 Incentive Award Plan.

10.7**	2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.7(a)**	Amendment No. 1 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

10.7(b)**	Amendment No. 2 to 2008 Employee Stock Purchase Plan (incorporated by reference to exhibit number 3.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.8**	2018 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2017).

10.9**

Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.9(a)**

List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

10.10

Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.11

Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.12**

Employment Agreement, executed August 7, 2015, effective as of January 1, 2015, between the Registrant and Michael Greenberg (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.12(a)**

Amendment to Employee Agreement dated December 5, 2017, between the Registrant and Michael Greenberg (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2017)

10.13

Credit Agreement dated June 30, 2015, by and among the Registrant, certain of its subsidiaries who are also borrowers under the Agreement, certain of its subsidiaries who are guarantors under the Agreement, and Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.14

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

10.14(a)

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

10.15

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

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.17

Lease Agreement, dated August 12, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2002).

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

10.21

Lease Agreement dated July 1, 2016 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and Warehouse and Industrial Properties (W.I.P.) SA, regarding Liegistics Park 34, Avenue du Parc Industriel in Milmort, Belgium (incorporated by reference to exhibit number 10.18 of the Registrant’s Form 10-K for the year ended December 31, 2016).

10.22

Lease Agreement dated November 17, 2015 by and between the Registrant and Omni Manhattan Towers Limited Partnership, regarding 1240 Rosecrans Avenue, Suites 300 and 400, Manhattan Beach, California (incorporated by reference to exhibit number 10.19 of the Registrant’s Form 10-K for the year ended December 31, 2016).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 1st day of March 2018.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	March 1, 2018
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	March 1, 2018
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	March 1, 2018
David Weinberg	and Director

/s/ John Vandemore	Chief Financial Officer	March 1, 2018
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Jeffrey Greenberg	Director	March 1, 2018
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	March 1, 2018
Geyer Kosinski

/s/ Morton D. Erlich	Director	March 1, 2018
Morton D. Erlich

/s/ Richard Siskind	Director	March 1, 2018
Richard Siskind

/s/ Thomas Walsh	Director	March 1, 2018
Thomas Walsh

/s/ Rick Rappaport	Director	March 1, 2018
Rick Rappaport