Form 10-Q
period 2018-03-31
SKECHERS USA INC
filed 2018-05-04
CIK 1065837

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Class A Common Stock outstanding as of May 1, 2018: 135,799,652.

The number of shares of Class B Common Stock outstanding as of May 1, 2018: 24,163,312.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$700,071	$736,431
Trade accounts receivable, less allowances of $19,885 in 2018 and $51,180 in 2017	692,569	405,921
Other receivables	31,271	27,083
Total receivables	723,840	433,004
Inventories	800,323	873,016
Prepaid expenses and other current assets	68,920	62,573
Total current assets	2,293,154	2,105,024
Property, plant and equipment, net	552,540	541,601
Deferred tax assets	29,575	29,922
Other assets, net	60,715	58,535
Total non-current assets	642,830	630,058
TOTAL ASSETS	$2,935,984	$2,735,082
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,805	$1,801
Short-term borrowings	12,200	8,011
Accounts payable	524,427	505,334
Accrued expenses	135,588	82,202
Total current liabilities	674,020	597,348
Long-term borrowings, excluding current installments	70,646	71,103
Deferred tax liabilities	161	161
Other long-term liabilities	107,832	118,259
Total non-current liabilities	178,639	189,523
Total liabilities	852,659	786,871
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 132,414 and 131,784 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	132	132
Class B common stock, $0.001 par value; 75,000 shares authorized; 24,163 and 24,545 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	450,377	453,417
Accumulated other comprehensive loss	(12,250)	(14,744)
Retained earnings	1,507,887	1,390,235
Skechers U.S.A., Inc. equity	1,946,170	1,829,064
Non-controlling interests	137,155	119,147
Total stockholders' equity	2,083,325	1,948,211
TOTAL LIABILITIES AND EQUITY	$2,935,984	$2,735,082

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$1,250,078	$1,072,808
Cost of sales	666,974	596,310
Gross profit	583,104	476,498
Royalty income	5,522	4,230
	588,626	480,728
Operating expenses:
Selling	84,446	73,809
General and administrative	355,381	282,496
	439,827	356,305
Earnings from operations	148,799	124,423
Other income (expense):
Interest income	755	413
Interest expense	(1,078)	(1,490)
Other, net	3,403	696
Total other income (expense)	3,080	(381)
Earnings before income tax expense	151,879	124,042
Income tax expense	14,621	17,407
Net earnings	137,258	106,635
Less: Net earnings attributable to non-controlling interests	19,606	12,640
Net earnings attributable to Skechers U.S.A., Inc.	$117,652	$93,995
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.75	$0.61
Diluted	$0.75	$0.60
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	156,433	155,097
Diluted	157,630	155,927

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net earnings	$137,258	$106,635
Other comprehensive income, net of tax:
Gain on foreign currency translation adjustment	5,333	4,583
Comprehensive income	142,591	111,218
Less: Comprehensive income attributable to non-controlling interests	22,445	14,323
Comprehensive income attributable to Skechers U.S.A., Inc.	$120,146	$96,895

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$137,258	$106,635
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	24,175	18,879
Amortization of other assets	3,001	3,454
Provision for bad debts and returns	13,571	11,988
Non-cash share-based compensation	8,678	6,628
Deferred income taxes	435	—
Gain (loss) on non-current assets	17	(585)
Net foreign currency adjustments	(469)	(492)
(Increase) decrease in assets:
Receivables	(275,837)	(233,676)
Inventories	79,926	117,963
Prepaid expenses and other current assets	(7,910)	(180)
Other assets	(711)	(4,087)
Increase (decrease) in liabilities:
Accounts payable	11,097	(98,279)
Accrued expenses and other long-term liabilities	10,307	(12,653)
Net cash provided by (used in) operating activities	3,538	(84,405)
Cash flows from investing activities:
Capital expenditures	(34,464)	(28,882)
Purchases of investments	(1,468)	(684)
Proceeds from sales of investments	347	240
Net cash used in investing activities	(35,585)	(29,326)
Cash flows from financing activities:
Payments on long-term debt	(458)	(444)
Proceeds from long-term debt	—	2,065
Proceeds (payments) from short-term borrowings	4,189	(219)
Payments for taxes related to net share settlement of equity awards	(8,718)	—
Repurchase of Class A common stock	(3,000)	—
Distributions to non-controlling interests of consolidated entity	(4,437)	(892)
Contributions from non-controlling interests of consolidated entity	—	46
Net cash provided by (used in) financing activities	(12,424)	556
Net decrease in cash and cash equivalents	(44,471)	(113,175)
Effect of exchange rates on cash and cash equivalents	8,111	2,452
Cash and cash equivalents at beginning of the period	736,431	718,536
Cash and cash equivalents at end of the period	$700,071	$607,813

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,080	$1,455
Income taxes, net	16,283	10,538

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

(1)	GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S‑X. Accordingly, they do not include certain notes and financial presentations normally required under U.S. GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 2). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of March 31, 2018 and December 31, 2017, the interest rate swap was a Level 2 derivative and HF Logistics is responsible for any amounts related to the interest rate swap agreement.

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

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company derives income from the sale of footwear and royalties earned from licensing the Skechers brand. For North America, goods are shipped Free on Board (“FOB”) shipping point directly from the Company’s domestic distribution center in Rancho Belago, California. For international wholesale customers product is shipped FOB shipping point, (i) direct from the Company’s distribution center in Liege, Belgium, (ii) to third-party distribution centers in Central America, South America and Asia, (iii) directly from third-party manufacturers to our other international customers.  For our distributor sales, the goods are generally delivered directly from the independent factories to third-party distribution centers or to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. The Company recognizes revenue on wholesale sales upon shipment as that is when the customer obtains control of the promised goods. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost and not as a separate performance obligation.  The Company generates retail revenues primarily from the sale of footwear to customers at retail locations or through the Company’s websites. For our in-store sales, the Company recognizes revenue at the point of sale. For sales made through our websites, we recognize revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from e-commerce or retail customers are excluded from reported revenues.

The Company records accounts receivable at the time of shipment when the Company’s right to the consideration becomes unconditional. The Company typically extends credit terms to our wholesale customers based on their creditworthiness and generally does not receive advance payments. Generally, wholesale customers do not have the right to return goods, however, the Company periodically decides to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded.  Retail and e-commerce sales represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary.

The Company earns royalty income from its licensing arrangements which qualify as symbolic licenses rather than functional licenses. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue as earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product or, in some cases, minimum royalty payments. The Company calculates and accrues estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales.

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.   The Company accrues a reserve for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of March 31, 2018 and December 31, 2017, the Company’s sales returns reserve totaled $30.7 million and $43.4 million, respectively, and was included in other accrued liabilities and accounts receivable in the condensed consolidated balance sheet, respectively.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” (“ASU 2014-09”) which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively, as clarifications to ASU 2014-09. ASU 2016‑08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in thirteen narrow focus aspects of the guidance. The effective dates for these

ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASU’s also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.  The Company adopted the new revenue standard effective January 1, 2018 using the modified retrospective method.  The adoption of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02). The standard permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for the Company’s annual and interim reporting periods beginning December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU 2018-02; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard will require any deferred taxes not yet recognized on intra‑entity transfers to be recorded to retained earnings under a modified retrospective approach. Early adoption is permitted. Effective January 1, 2018, the Company adopted ASU 2016-16.  The adoption of ASU 2016-16 did not have a material impact on its condensed consolidated financial statements.

(2)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $4.4 million of outstanding letters of credit as of March 31, 2018 and December 31, 2017, respectively, and approximately $12.2 million and $8.0 million in short-term borrowings as of March 31, 2018 and December 31, 2017, respectively.

Long-term borrowings at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	2018	2017
Note payable to banks, due in monthly installments of $337.1 (includes principal and interest), variable-rate interest at 3.88% per annum, secured by property, balloon payment of $62,843 due August 2020	$66,240	$66,604
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,741 due January 2021	5,741	5,745
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $31 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	470	555
Subtotal	72,451	72,904
Less current installments	1,805	1,801
Total long-term borrowings	$70,646	$71,103

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions and financial covenants of its long-term borrowings as of March 31, 2018.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of March 31, 2018 and December 31, 2017, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of March 31, 2018, is related to the Company’s international operations.

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

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products primarily throughout Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2018 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	March 31, 2018	December 31, 2017
Current assets	$2,474	$1,540
Non-current assets	102,093	103,407
Total assets	$104,567	$104,947

Current liabilities	$3,155	$2,718
Non-current liabilities	65,914	66,367
Total liabilities	$69,069	$69,085

Distribution joint ventures (1)	March 31, 2018	December 31, 2017
Current assets	$490,142	$389,687
Non-current assets	89,940	90,972
Total assets	$580,082	$480,659

Current liabilities	$250,847	$188,700
Non-current liabilities	6,072	9,201
Total liabilities	$256,919	$197,901

_____________________

(1)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended March 31,
	2018	2017
Net earnings attributable to non-controlling interests	$19,606	$12,640
Distributions to:
HF Logistics-SKX, LLC	1,327	892
Skechers China Limited	3,110	—
Contributions from:
Skechers Footwear Ltd. (Israel)	—	46

(4)	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2018, 381,876 shares of Class B common stock were converted into shares of Class A common stock. During the three months ended March 31, 2017, no shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to non-controlling interests (in thousands):

	Three Months Ended March 31,
	2018	2017
Non-controlling interests, beginning of period	$119,147	$81,881
Net earnings	19,606	12,640
Foreign currency translation adjustment	2,839	1,683
Capital contributions	—	46
Capital distributions	(4,437)	(892)
Non-controlling interests, end of period	$137,155	$95,358

(5)SHARE REPURCHASE PROGRAM

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

The following table provides a summary of the Company’s stock repurchase activities during the three months ended March 31, 2018:

March 31, 2018
Shares repurchased	75,991
Average cost per share	$39.47
Total cost of shares repurchased	$3,000,000
(6)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Basic earnings per share	2018	2017
Net earnings attributable to Skechers U.S.A., Inc.	$117,652	$93,995
Weighted average common shares outstanding	156,433	155,097
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.75	$0.61

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Diluted earnings per share	2018	2017
Net earnings attributable to Skechers U.S.A., Inc.	$117,652	$93,995

Weighted average common shares outstanding	156,433	155,097
Dilutive effect of nonvested shares	1,197	830
Weighted average common shares outstanding	157,630	155,927

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.75	$0.60

There were 190,364 and 126,636 shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively because they are anti-dilutive.

(7)	STOCK COMPENSATION
(a)	Incentive Award Plan

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

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share‑based compensation expense was $8.7 million and $6.6 million for the three months ended March 31, 2018 and 2017, respectively.  During the quarter ended March 31, 2018, the Company redeemed 212,930 shares of Class A Common Stock for $8.7 million to satisfy employee tax withholding requirements.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the three months ended March 31, 2018 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2017	2,303,557	$26.25
Granted	1,637,500	39.00
Vested	(537,500)	18.93
Cancelled	(18,333)	30.89
Nonvested at March 31, 2018	3,385,224	33.55

As of March 31, 2018, there was $92.4 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 3.0 years.

(b)	Stock Purchase Plan

On April 17, 2017, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which the Company’s stockholders approved on May 23, 2017. The 2018 Employee Stock Purchase Plan provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the Class A Common Stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2018 ESPP generally provides for two six-month purchase periods every twelve months: June 1 through November 30 and December 1 through May 31, except that the initial purchase period under the 2018 ESPP will have a duration of five months, commencing on January 1, 2018 and ending on May 31, 2018. Eligible employees participating in the 2018 ESPP will, for a purchase period, be able to invest up to 15% of their compensation through payroll deductions during each purchase period. A total of 5,000,000 shares of Class A Common Stock are available for sale under the 2018 ESPP.

(8)	INCOME TAXES

Income tax expense and the effective tax rate for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2018	2017
Income tax expense	$14,621	$17,407
Effective tax rate	9.6%	14.0%

The tax provisions for the three months ended March 31, 2018 and 2017 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its effective annual tax rate for 2018 to be between 12% and 17%, which is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.  Due to the enactment of Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three months ended March 31, 2018.

The SEC staff issued Staff Accounting Bulletin 118, (“SAB 118”), which provides guidance on accounting for certain tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). For the three months ended March 31, 2018, the Company obtained additional information which reduced the Company’s provisional accounting for certain tax effects of the Tax Act by $8.0 million, from $99.9 million as reported at December 31, 2017, to $91.9 million at March 31, 2018. Additional work is still necessary to complete a more detailed analysis of the Company's accounting for certain tax effects of the Tax Act. Any subsequent adjustment to certain accounting for the tax effects of the Tax Act will be recorded to current tax expense during the quarter of 2018 when the analysis is completed.

For the three months ended March 31, 2018, the decrease in the Company’s effective tax rate as compared to the three months ended March 31, 2017, was primarily due to an $8.0 million reduction in the Company’s accounting for certain tax effects of the Tax Act, and an increase of $1.1 million in excess tax benefits under ASU 2016-09.

As of March 31, 2018, the Company had approximately $700.1 million in cash and cash equivalents, of which $297.4 million, or 42.5%, was held outside the U.S. Of the $297.4 million held by the Company’s non-U.S. subsidiaries, approximately $124.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of March 31, 2018.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s provisional Transition Tax liability, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of March 31, 2018. Because of the need for cash for operating capital and continued overseas expansion, the Company also does not foresee the need for any of its foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes.

(9)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $317.8 million and $206.1 million before allowances for bad debts, sales returns and chargebacks at March 31, 2018 and December 31, 2017, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $394.6 million and $251.0 million before allowance for bad debts, sales returns and chargebacks at March 31, 2018 and December 31, 2017, respectively. The Company’s credit losses attributable to write-offs for the three months ended March 31, 2018 and 2017 were $2.0 million and $0.1 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.364 billion and $1.273 billion at March 31, 2018 and December 31, 2017, respectively.

The Company’s net sales to its five largest customers accounted for approximately 10.8% and 13.2% of total net sales for the three months ended March 31, 2018 and 2017, respectively. No customer accounted for more than 10.0% of the Company’s net sales during the three months ended March 31, 2018 and 2017. No customer accounted for more than 10.0% of trade receivables at March 31, 2018 or December 31, 2017.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Manufacturer #1	15.5%	22.8%
Manufacturer #2	11.9%	10.9%
Manufacturer #3	8.6%	9.4%
Manufacturer #4	6.9%	5.6%
Manufacturer #5	5.4%	4.6%
	48.3%	53.3%

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

	Three Months Ended March 31,
	2018	2017
Net sales:
Domestic wholesale	$389,029	$358,432
International wholesale	578,003	490,452
Retail	283,046	223,924
Total	$1,250,078	$1,072,808

	Three Months Ended March 31,
	2018	2017
Gross profit:
Domestic wholesale	$142,143	$139,808
International wholesale	279,362	210,314
Retail	161,599	126,376
Total	$583,104	$476,498

	March 31, 2018	December 31, 2017
Identifiable assets:
Domestic wholesale	$1,367,211	$1,259,119
International wholesale	1,196,652	1,116,928
Retail	372,121	359,035
Total	$2,935,984	$2,735,082

	Three Months Ended March 31,
	2018	2017
Additions to property, plant and equipment:
Domestic wholesale	$11,375	$1,533
International wholesale	10,938	11,793
Retail	12,151	15,556
Total	$34,464	$28,882

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Sales (1):
United States	$575,525	$522,796
Canada	57,040	48,228
Other international (2)	617,513	501,784
Total	$1,250,078	$1,072,808

	March 31, 2018	December 31, 2017
Property, plant and equipment, net:
United States	$391,607	$382,426
Canada	9,421	9,888
Other international (2)	151,512	149,287
Total	$552,540	$541,601

_____________________

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

(2)	Other international includes Asia, Central America, Europe, the Middle East, and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, we do not authorize or permit any distribution or sales of our product in these countries, and we are not aware of any current or past distribution or sales of our product in Sudan or Syria.

(11)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended March 31, 2018, the Company did not make any contributions to the Foundation. The Company made a contribution to the Foundation of $250,000 during the three months ended March 31, 2017.

(12)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2018, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2017.

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
•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2017 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our net sales for the three months ended March 31, 2018 were $1.250 billion, an increase of $177.2 million, or 16.5%, as compared to net sales of $1.073 billion for the three months ended March 31, 2017, which was attributable to increased sales across all of our business segments.  Gross margins increased to 46.6% for the three months ended March 31, 2018 from 44.4% for the same period in the prior year. Net earnings attributable to Skechers U.S.A., Inc. were $117.7 million for the three months ended March 31, 2018, an increase of $23.7 million, or 25.2%, compared to net earnings of $94.0 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2018 were $0.75, which reflected a 25.0% increase from the $0.60 diluted net earnings per share reported in the same prior-year period. The increase in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2018 was due to increased net sales and gross margins and a lower effective tax rate which were partially offset by increased selling expenses of $10.6 million and increased general and administrative expenses of $72.9 million. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e‑commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended March 31,
	2018	2017
Percentage of revenues by segment:
Domestic wholesale	31.1%	33.4%
International wholesale	46.2%	45.7%
Retail	22.7%	20.9%
Total	100.0%	100.0%

As of March 31, 2018, we owned and operated 657 stores, which included 454 domestic retail stores and 203 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2018, we opened eight domestic warehouse stores, six international concept stores, and one international outlet store. In addition, we closed three domestic concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2018, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, and (iv) strategically expanding our retail distribution channel by opening another 60 to 75 Company-owned retail stores during the remainder of the year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended March 31,
	2018		2017
Net sales	$1,250,078	100.0%	$1,072,808	100.0%
Cost of sales	666,974	53.4	596,310	55.6
Gross profit	583,104	46.6	476,498	44.4
Royalty income	5,522	0.4	4,230	0.4
	588,626	47.0	480,728	44.8
Operating expenses:
Selling	84,446	6.8	73,809	6.9
General and administrative	355,381	28.4	282,496	26.3
	439,827	35.2	356,305	33.2
Earnings from operations	148,799	11.8	124,423	11.6
Interest income	755	0.1	413	—
Interest expense	(1,078)	(0.1)	(1,490)	(0.1)
Other, net	3,403	0.3	696	0.1
Earnings before income tax expense	151,879	12.1	124,042	11.6
Income tax expense	14,621	1.1	17,407	1.7
Net earnings	137,258	11.0	106,635	9.9
Less: Net earnings attributable to non-controlling interests	19,606	1.6	12,640	1.1
Net earnings attributable to Skechers U.S.A., Inc.	$117,652	9.4%	$93,995	8.8%

THREE MONTHS ENDED March 31, 2018 COMPARED TO THREE MONTHS ENDED March 31, 2017

Net sales

Net sales for the three months ended March 31, 2018 were $1.250 billion, an increase of $177.2 million, or 16.5%, as compared to net sales of $1.073 billion for the three months ended March 31, 2017. The increase in net sales came from all our business segments with the largest increases attributable to our international wholesale and global retail businesses from our Women’s and Men’s Go, Men’s Sport, Women’s U.S.A., You by Skechers, and Cali divisions.

Our domestic wholesale net sales increased $30.6 million, or 8.5%, to $389.0 million for the three months ended March 31, 2018 from $358.4 million for the three months ended March 31, 2017. The increase in the domestic wholesale segment’s net sales was primarily the result of a 15.1% unit sales volume increase to 19.0 million pairs for the three months ended March 31, 2018 from 16.5 million pairs for the same period in 2017. The increase in our domestic wholesale segment was primarily attributable to increased sales in our Women’s and Men’s Go, Men’s Sport, Women’s U.S.A., Kids’, and You by Skechers divisions. The average selling price per pair within the domestic wholesale decreased to $20.53 per pair for the three months ended March 31, 2018 compared to $21.77 per pair for the same period last year, which was primarily attributable to a product sales mix with lower average selling prices.

Our international wholesale segment sales increased $87.5 million, or 17.9%, to $578.0 million for the three months ended March 31, 2018 compared to sales of $490.5 million for the three months ended March 31, 2017. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $105.4 million, or 25.7%, to $515.7 million for the three months ended March 31, 2018 compared to net sales of $410.3 million for the three months ended March 31, 2017. The largest sales increases during the quarter came from our European subsidiaries and our joint ventures in China and South Korea, primarily due to increased sales of product from our Women’s Sport, Men’s Sport and Kids’ divisions. Our distributor sales decreased $17.8 million to $62.3 million for the three months ended March 31, 2018, a 22.2% decrease from sales of $80.1 million for the three months ended March 31, 2017. The decrease was primarily due to decreased sales to our distributors in the U.A.E. and the Philippines.

Our retail segment sales increased $59.1 million to $283.0 million for the three months ended March 31, 2018, an 26.4% increase over sales of $223.9 million for the three months ended March 31, 2017. The increase in retail sales was primarily attributable to operating an additional net 73 stores and increased comparable store sales of 9.5% resulting from increased sales across several key divisions, including Women’s and Men’s Sport, Men’s USA and Skecher Street divisions. During the first quarter of 2018, we opened eight domestic warehouse stores, six international concept stores, and one international outlet store. In addition, we closed three domestic concept stores. For the three months ended March 31, 2018, our domestic retail sales increased 13.5% compared to the same period in 2017, which was primarily attributable to positive comparable domestic store sales of 7.0% and a net increase of 32 domestic stores. Our international retail store sales increased 62.1% compared to the same period in 2017, which was primarily attributable to positive comparable international store sales of 17.6% and a net increase of 41 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended March 31, 2018 increased $106.6 million, or 22.4%, to $583.1 million as compared to $476.5 million for the three months ended March 31, 2017. Gross profit as a percentage of net sales, or gross margins, increased to 46.7% for three-month period ended March 31, 2018 from 44.4% for the same period in the prior year. Our domestic wholesale segment gross profit increased $2.3 million to $142.1 million for the three months ended March 31, 2018 as compared to $139.8 million for the three months ended March 31, 2017, primarily due to an increase in pairs sold which was offset by lower average selling prices. Domestic wholesale margins decreased to 36.5% for the three months ended March 31, 2018 from 39.0% for the three months ended March 31, 2017 primarily from lower average selling prices.

Gross profit for our international wholesale segment increased $69.1 million, or 32.8%, to $279.4 million for the three months ended March 31, 2018 as compared to $210.3 million for the three months ended March 31, 2017. International wholesale gross margins were 48.3% for the three months ended March 31, 2018 compared to 42.9% for the three months ended March 31, 2017. Gross margins for our direct subsidiary sales increased to 51.1% for the three months ended March 31, 2018 compared to 46.0% for the three months ended March 31, 2017. The increase in international wholesale gross margins was attributable to positive foreign currency rates and a product sales mix with higher average sales margins.  Gross margins for our distributor sales were 25.2% for the three months ended March 31, 2018 compared to 26.7% for the three months ended March 31, 2017, which was due to a product sales mix with lower average gross margins.

Gross profit for our retail segment increased $35.2 million, or 27.9%, to $161.6 million for the three months ended March 31, 2018 as compared to $126.4 million for the three months ended March 31, 2017. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 57.1% for the three months ended March 31, 2018 as compared to 56.4% for the three months ended March 31, 2017. Gross margins for our domestic stores, which include e-commerce, were 58.5% and 58.4% for the three months ended March 31, 2018 and 2017, respectively. Gross margins for our international stores were 54.4% for the three months ended March 31, 2018 as compared to 51.0% for the three months ended March 31, 2017. The increase in international retail gross margins was attributable to positive foreign currency rates and a product sales mix with higher average margins.

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

Selling expenses

Selling expenses increased by $10.6 million, or 14.4%, to $84.4 million for the three months ended March 31, 2018 from $73.8 million for the three months ended March 31, 2017. As a percentage of net sales, selling expenses were 6.8% and 6.9% for the three months ended March 31, 2018 and 2017, respectively. The $10.6 million dollar increase was primarily due to international advertising expenses to support the growth in our international business.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs. Selling expenses are not allocated to segments.

General and administrative expenses

General and administrative expenses increased by $72.9 million, or 25.8%, to $355.4 million for the three months ended March 31, 2018 from $282.5 million for the three months ended March 31, 2017. As a percentage of sales, general and administrative expenses were 28.4% and 26.3% for the three months ended March 31, 2018 and 2017, respectively. The $72.9 million increase in general and administrative expenses was primarily attributable to approximately $37.4 million related to supporting our international wholesale operations due to increased sales volumes and expansion in Asia, and $9.1 million and $9.2 million of additional operating expenses attributable to opening and operating 41 new international retail stores and 32 new domestic retail stores, respectively, since March 31, 2017. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $9.4 million to $70.6 million for the three months ended March 31, 2018 as compared to $61.2 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

General and administrative expenses consist primarily of the following: salaries, wages, related taxes and various overhead costs associated with our corporate staff, stock-based compensation, domestic and international retail operations, non-selling related costs of our international operations, costs associated with our distribution centers, professional fees related to legal, consulting and accounting, insurance, depreciation and amortization, and expenses related to our distribution network, which includes the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging our products. These general and administrative expenses are not allocated to segments.

Other income (expense)

Interest income was $0.8 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense decreased by $0.4 million to $1.1 million for the three months ended March 31, 2018 compared to $1.5 million for the same period in 2017. Interest expense decreased primarily due to reduced interest paid to our foreign manufacturers. Other income increased $2.7 million to $3.4 million for the three months ended March 31, 2018 as compared to other income of $0.7 million for the same period in 2017. The increase in other income was primarily attributable to foreign currency exchange gain of $3.4 million for the three months ended March 31, 2018, as compared to a foreign currency exchange gain of $0.9 million for the three months ended March 31, 2017. This increased foreign currency exchange gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany investments in our non-U.S. subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except the effective tax rate):

	Three Months Ended March 31,
	2018	2017
Income tax expense	$14,621	$17,407
Effective tax rate	9.6%	14.0%

The tax provisions for the three months ended March 31, 2018 and 2017 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate for 2018 to be approximately between 12% and 17%, which is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

For the three months ended March 31, 2018, the decrease in the effective tax rate was primarily due to an $8.0 million reduction in our estimated provisional 2017 Transition Tax liability, from $99.9 million as reported at December 31, 2017 to $91.9 million at March 31, 2018. In addition, we recorded a $1.1 million increase in excess tax benefits under ASU 2016-09 of $2.5 million for the three months ended March 31, 2018 as compared to $1.4 million for the three months ended March 31, 2017.

As of March 31, 2018, we had approximately $700.1 million in cash and cash equivalents, of which $297.4 million, or 42.5%, was held outside the U.S. Of the $297.4 million held by our non-U.S. subsidiaries, approximately $124.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of March 31, 2018.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s provisional Transition Tax liability, we may begin repatriating certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of March 31, 2018. Because of the need for cash for operating capital and continued overseas expansion, we also do not foresee the need for any of our foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended March 31, 2018 increased $7.0 million to $19.6 million as compared to $12.6 million for the same period in 2017 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at March 31, 2018 was $1.619 billion, an increase of $111.5 million from working capital of $1.508 billion at December 31, 2017. Our cash and cash equivalents at March 31, 2018 were $700.1 million, compared to $736.4 million at December 31, 2017. The decrease in cash and cash equivalents of $36.3 million, after consideration of the effect of exchange rates, was the result of increased accounts receivable of $275.8 million due to increased revenues, $30.7 million due to the reclassification of our return reserve, which were partially offset by reduced inventories of $79.9 million, an increase in accounts payable of $11.1 million and our net earnings of $137.3 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, and capital expenditures.

Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $3.5 million as compared to net cash used in operating activities of $84.4 million for the three months ended March 31, 2017. The $87.9 million increase in cash flows provided by operating activities for the three months ended March 31, 2018, primarily resulted from a larger increase in cash flows from accounts payable from increased inventory purchases and accrued expenses of $132.3 million and higher net earnings of $30.7 million, which were partially offset by a larger decrease in cash flows from accounts receivable of $42.2 million from increased sales and a smaller decrease inventory of $38.0 million.

Investing Activities

Net cash used in investing activities was $35.6 million for the three months ended March 31, 2018 as compared to $29.3 million for the three months ended March 31, 2017. The $6.3 million increase in net cash used in investing activities for the three months ended March 31, 2018 as compared to the same period in the prior year was primarily the result of higher capital expenditures of $5.6 million. Capital expenditures were $34.5 million for the three months ended March 31, 2018 primarily consisted of $12.2 million for new store openings and remodels and $6.9 million to support our international wholesale operations. This was compared to capital expenditures of $28.9 million for the three months ended March 31, 2017, which consisted of $17.9 million for new store openings and remodels and $2.0 million paid for equipment costs for increased automation at our European Distribution Center. We expect our capital expenditures for the remainder of 2018 to be approximately $50.0 million to $55.0 million, which includes opening an additional 60 to 75 Company-owned retail stores and several store remodels and investments in our international operations. We expect to fund all our capital expenditures through existing cash balances and cash from operations.

Financing Activities

Net cash used in financing activities was $12.4 million during the three months ended March 31, 2018 compared to $0.6 million in net cash provided by financing activities during the three months ended March 31, 2017. The $13.0 million increase in cash used in financing activities for the three months ended March 31, 2018 as compared to the same period in the prior year is primarily attributable to increased payments for taxes related to net share settlement of equity awards of $8.7 million, and repurchases of our Class A common stock of $3.0 million, increased distributions to non-controlling interests of $3.5 million, which was partially offset by proceeds from short-term borrowings of $4.4 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. As of March 31, 2018, there was $147.0 million available under the Share Repurchase Program.

Financing Arrangements

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of March 31, 2018, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of March 31, 2018, is related to our international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $66.2 million outstanding under the Amended Loan Agreement, of which $1.5 million and $64.7 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of March 31, 2018.

As of March 31, 2018, outstanding short-term and long-term borrowings were $84.7 million, of which $66.7 million relates to loans for our domestic distribution center and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through May 31, 2019. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings and the amount of share repurchases. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2018.

Effective January 1, 2018, we adopted Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”).  Refer to Note 1 – General in the accompanying Notes to our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to the accompanying Notes to the Condensed Consolidated Financial Statements for recently adopted and recently issued accounting pronouncements.

QUARTERLY RESULTS AND SEASONALITY

While sales of footwear products have historically been seasonal in nature with the strongest domestic sales generally occurring in the second and third quarters, we believe that changes in our product offerings and growth in our international sales and retail sales segments have partially mitigated the effect of this seasonality.

We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Because of these and other factors including those referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2017 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2017 and the first three months of 2018, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of March 31, 2018, we have $12.2 million and $66.2 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.2 million for the quarter ended March 31, 2018. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2018. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of March 31, 2018 to hedge the cash flows on our $66.2 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $66.2 million at March 31, 2018. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $2.5 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2018 would have reduced the values of our net investments by approximately $26.6 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toes and Bobs canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs canvas shoes do not infringe.  On June 26, 2017, we filed our responsive brief, and on February 8, 2018 the court heard oral argument. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

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

adidas America, Inc. and adidas AG v. Skechers USA, Inc.— On July 11, 2016, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-01400-AC, alleging that certain of our children’s styles (Boys’ Mega Blade 2.0 and 2.5) infringe two of adidas’ patents.  The complaint seeks, among other things, injunctive relief and damages (including treble damages).  On July 28, 2016, adidas filed a motion for a preliminary injunction, asking the Court to preliminarily restrain Skechers from importing, manufacturing, distributing, advertising, selling, or offering for sale any of the accused styles. In related activity, on April 26, 2017, the United States Patent and Trial Appeal Board (the “PTAB”) granted two petitions by Skechers and instituted inter partes review proceedings as to certain claims under the two patents at issue in this litigation, finding that Skechers had “establishe[d] a reasonable likelihood that [it] will prevail in showing the unpatentability of at least one of the claims” in each patent. The PTAB subsequently denied two other inter partes review petitions filed by Skechers with respect to the same two adidas patents, and then granted a third petition for additional claims in one of the same patents on August 15, 2017.  On June 12, 2017, the Court denied adidas’ motion for a preliminary injunction and stayed the lawsuit pending the outcome of the three PTAB proceedings.  On July 10, 2017, adidas filed a notice of appeal of the Court’s denial of its motion for preliminary injunction, but subsequently abandoned that appeal.  On April 25, 2018, PTAB issued final decisions in the first two inter partes review proceedings, rejecting the invalidity challenges made by company in those proceedings.  Company plans on appealing both PTAB decisions to the United States Court of Appeals for the Federal Circuit.  A decision from PTAB in the third inter partes review proceeding is expected in August 2018.  While it is too early to predict the outcome of either the District Court or the PTAB proceedings or whether an adverse result in the District Court case would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  On April 4, 2018, the plaintiffs filed an amended and consolidated complaint.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

Monique Cadle v. Skechers U.S.A., Inc., Robert Greenberg and David Weinberg. – On October 27, 2017, Monique Cadle filed a securities class action, on behalf of herself and purportedly on behalf of other shareholders who purchased Skechers stock in a five‑month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08305.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

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

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017 and should be read in conjunction with the risk factors and other information disclosed in our 2017 annual report on Form 10‑K that could have a material effect on our business, financial condition and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2018 and 2017, our net sales to our five largest customers accounted for approximately 10.8% and 13.2% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during the three months ended March 31, 2018 and 2017. No customer accounted for more than 10.0% of outstanding accounts receivable balance at March 31, 2018 or December 31, 2017. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2018 and 2017, the top five manufacturers of our manufactured products produced approximately 48.3% and 53.3% of our total purchases, respectively. One manufacturer accounted for 15.5% of total purchases for the three months ended March 31, 2018 and the same manufacturer accounted for 22.8% of total purchases for the same period in 2017. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of March 31, 2018, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 75.9% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 13.2% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 30.1% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2018, Mr. Greenberg beneficially owned 35.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 44.3% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 19.3% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended March 31, 2018.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Maximum Dollar Value of Shares that May Be Purchased Under the Plans or Programs
January 31, 2018	—	—	—	—	—
February 28, 2018	—	—	—	—	—
March 31, 2018	288,921	$40.56	212,930	75,991	$147,000,000
Total	288,921		212,930	75,991	$147,000,000

_____________________

(1)

The Company repurchased 212,930 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three months ended March 31, 2018. Such shares were not repurchased pursuant to a publicly announced plan or program.

(2)

As announced on February 6, 2018, the Board of Directors of the Company has approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $150.0 million of the Company’s Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Lease agreement dated December 27, 2017 by and between Registrant and Westcore II Newhope, LLC, regarding distribution facility in Moreno Valley, California.

10.2	Employment Agreement, executed April 2, 2018, effective as of January 1, 2018, between the Registrant and David Weinberg.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 4, 2018	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer