Form 10-Q
period 2018-06-30
SKECHERS USA INC
filed 2018-08-03
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Class A Common Stock outstanding as of August 1, 2018: 135,098,499.

The number of shares of Class B Common Stock outstanding as of August 1, 2018: 24,163,312.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$844,847	$736,431
Short-term investments	42,895	—
Trade accounts receivable, less allowances of $24,090 in 2018 and $51,180 in 2017	547,497	405,921
Other receivables	26,938	27,083
Total receivables	574,435	433,004
Inventories	822,423	873,016
Prepaid expenses and other current assets	77,290	62,573
Total current assets	2,361,890	2,105,024
Property, plant and equipment, net	553,574	541,601
Deferred tax assets	26,209	29,922
Long-term investments	23,954	17,396
Other assets, net	40,038	41,139
Total non-current assets	643,775	630,058
TOTAL ASSETS	$3,005,665	$2,735,082
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,810	$1,801
Short-term borrowings	11,179	8,011
Accounts payable	577,783	505,334
Accrued expenses	128,783	82,202
Total current liabilities	719,555	597,348
Long-term borrowings, excluding current installments	70,181	71,103
Deferred tax liabilities	161	161
Other long-term liabilities	102,306	118,259
Total non-current liabilities	172,648	189,523
Total liabilities	892,203	786,871
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 132,193 and 131,784 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	132	132
Class B common stock, $0.001 par value; 75,000 shares authorized; 24,163 and 24,545 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	443,092	453,417
Accumulated other comprehensive loss	(25,335)	(14,744)
Retained earnings	1,553,171	1,390,235
Skechers U.S.A., Inc. equity	1,971,084	1,829,064
Non-controlling interests	142,378	119,147
Total stockholders' equity	2,113,462	1,948,211
TOTAL LIABILITIES AND EQUITY	$3,005,665	$2,735,082

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,134,797	$1,025,934	$2,384,875	$2,098,742
Cost of sales	573,840	537,613	1,240,815	1,133,923
Gross profit	560,957	488,321	1,144,060	964,819
Royalty income	5,350	3,221	10,872	7,451
	566,307	491,542	1,154,932	972,270
Operating expenses:
Selling	114,022	99,950	198,468	173,759
General and administrative	370,927	305,283	726,308	587,779
	484,949	405,233	924,776	761,538
Earnings from operations	81,358	86,309	230,156	210,732
Other income (expense):
Interest income	2,518	381	3,273	794
Interest expense	(1,464)	(1,845)	(2,542)	(3,334)
Other, net	(7,473)	2,664	(4,070)	3,359
Total other income (expense)	(6,419)	1,200	(3,339)	819
Earnings before income tax expense	74,939	87,509	226,817	211,551
Income tax expense	14,080	14,109	28,700	31,516
Net earnings	60,859	73,400	198,117	180,035
Less: Net earnings attributable to non-controlling interests	15,575	13,865	35,181	26,505
Net earnings attributable to Skechers U.S.A., Inc.	$45,284	$59,535	$162,936	$153,530
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.29	$0.38	$1.04	$0.99
Diluted	$0.29	$0.38	$1.04	$0.98
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	156,518	155,579	156,476	155,340
Diluted	157,091	156,174	157,366	156,016

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$60,859	$73,400	$198,117	$180,035
Other comprehensive income, net of tax:
(Loss) gain on foreign currency translation adjustment	(20,208)	2,574	(14,874)	7,156
Comprehensive income	40,651	75,974	183,243	187,191
Less: Comprehensive income attributable to non-controlling interests	8,452	14,663	30,897	28,987
Comprehensive income attributable to Skechers U.S.A., Inc.	$32,199	$61,311	$152,346	$158,204

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$198,117	$180,035
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	48,414	38,693
Amortization of other assets	5,920	6,878
Provision for bad debts and returns	20,162	11,252
Non-cash share-based compensation	15,966	14,248
Deferred income taxes	3,401	(7,498)
Gain (loss) on non-current assets	(388)	665
Net foreign currency adjustments	8,379	(5,388)
(Increase) decrease in assets:
Receivables	(155,807)	(178,308)
Inventories	40,894	34,467
Prepaid expenses and other current assets	(21,378)	3,672
Other assets	(2,108)	(5,986)
Increase in liabilities:
Accounts payable	88,407	6,119
Accrued expenses and other long-term liabilities	5,644	10,302
Net cash provided by operating activities	255,623	109,151
Cash flows from investing activities:
Capital expenditures	(60,818)	(76,502)
Purchases of investments	(49,366)	(1,023)
Proceeds from sales of investments	347	240
Net cash used in investing activities	(109,837)	(77,285)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	2,890	3,011
Payments on long-term debt	(919)	(944)
Proceeds from long-term debt	—	2,065
Proceeds (payments) from short-term borrowings	3,167	(2,296)
Payments for taxes related to net share settlement of equity awards	(11,181)	—
Repurchase of Class A common stock	(18,000)	—
Distributions to non-controlling interests of consolidated entity	(7,666)	(6,753)
Contributions from non-controlling interests of consolidated entity	—	46
Net cash used in financing activities	(31,709)	(4,871)
Net increase in cash and cash equivalents	114,077	26,995
Effect of exchange rates on cash and cash equivalents	(5,661)	6,050
Cash and cash equivalents at beginning of the period	736,431	718,536
Cash and cash equivalents at end of the period	$844,847	$751,581

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,489	$3,250
Income taxes, net	55,471	36,334

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018.

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

Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 non-derivative investments primarily include money market funds and actively traded mutual funds.
•

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 non-derivative investments primarily include corporate notes and bonds.  The Company has one Level 2 derivative which is an interest rate swap related to the refinancing of its domestic distribution center (see below).

•

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. The Company currently does not have any Level 3 assets or liabilities.

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable and accrued expenses approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 3). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of June 30, 2018 and December 31, 2017, the interest rate swap was a Level 2 derivative and HF Logistics is responsible for any amounts related to the interest rate swap agreement.

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

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.   The Company accrues a reserve for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of June 30, 2018 and December 31, 2017, the Company’s sales returns reserve totaled $40.9 million and $43.4 million, respectively, and was included in other accrued liabilities and accounts receivable in the condensed consolidated balance sheet, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” (“ASU 2014-09”) which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 was January 1, 2018, and two methods of adoption were allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to January 1, 2018. In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively, as clarifications to ASU 2014-09. ASU 2016‑08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in thirteen narrow focus aspects of the guidance. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASU’s also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.  The Company adopted the new revenue standard effective January 1, 2018 using the modified retrospective method.  The adoption of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The standard permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for the Company’s annual and interim reporting periods beginning December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU 2018-02; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s investments consists of mutual funds classified as trading securities and corporate notes and bonds, that the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$741,964	$-	$-	$741,964	$741,964	$-	$-
Level 1:
Money market funds	102,883	-	-	102,883	102,883	-	-
Mutual funds	19,822	-	-	19,822	-	-	19,822
Total level 1	122,705	-	-	122,705	102,883	-	19,822
Level 2:
Corporate notes and bonds	47,027	-	-	47,027	-	42,895	4,132
TOTAL	$911,696	$-	$-	$911,696	$844,847	$42,895	$23,954

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$736,431	$-	$-	$736,431	$736,431	$-	$-
Level 1:
Mutual funds	17,396	-	-	17,396	-	-	17,396
TOTAL	$753,827	$-	$-	$753,827	$736,431	$-	$17,396

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are typically less than two years.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of June 30, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

(3)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $14.1 million and $4.4 million of outstanding letters of credit as of June 30, 2018 and December 31, 2017, respectively, and approximately $11.2 million and $8.0 million in short-term borrowings as of June 30, 2018 and December 31, 2017, respectively.

Long-term borrowings at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	2018	2017
Note payable to banks, due in monthly installments of $344 (includes principal and interest), variable-rate interest at 4.09% per annum, secured by property, balloon payment of $62,843 due August 2020	$65,875	$66,604
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,731 due January 2021	5,731	5,745
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $31 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	385	555
Subtotal	71,991	72,904
Less current installments	1,810	1,801
Total long-term borrowings	$70,181	$71,103

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions and financial covenants of its long-term borrowings as of June 30, 2018.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of June 30, 2018 and December 31, 2017, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of June 30, 2018, is related to the Company’s international operations.

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

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	June 30, 2018	December 31, 2017
Current assets	$1,170	$1,540
Non-current assets	100,777	103,407
Total assets	$101,947	$104,947

Current liabilities	$2,802	$2,718
Non-current liabilities	65,459	66,367
Total liabilities	$68,261	$69,085

Distribution joint ventures (1)	June 30, 2018	December 31, 2017
Current assets	$484,691	$389,687
Non-current assets	92,980	90,972
Total assets	$577,671	$480,659

Current liabilities	$237,490	$188,700
Non-current liabilities	5,714	9,201
Total liabilities	$243,204	$197,901

_____________________

(1)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings attributable to non-controlling interests	$15,575	$13,865	$35,181	$26,505
Distributions to:
HF Logistics-SKX, LLC	880	1,151	2,208	2,043
Skechers China Limited	2,280	4,710	5,390	4,710
Skechers Retail India Private Limited	68	—	68	—
Contributions from:
Skechers Footwear Ltd. (Israel)	—	—	—	46

(5)	STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2018, no shares of Class B Common stock were converted into shares of Class A common stock. During the six months ended June 30, 2018, 381,876 shares of Class B common stock were converted into shares of Class A common stock. During the three and six months ended June 30, 2017, no shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to non-controlling interests (in thousands):

	Six Months Ended June 30,
	2018	2017
Non-controlling interests, beginning of period	$119,147	$81,881
Net earnings	35,181	26,505
Foreign currency translation adjustment	(4,284)	2,482
Capital contributions	—	46
Capital distributions	(7,666)	(6,753)
Non-controlling interests, end of period	$142,378	$104,161

(6)SHARE REPURCHASE PROGRAM

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

The following table provides a summary of the Company’s stock repurchase activities during the three and six months ended June 30, 2018:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Shares repurchased	510,581	586,572
Average cost per share	$29.38	$30.69
Total cost of shares repurchased	$15,000,000	$18,000,000
(7)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per share	2018	2017	2018	2017
Net earnings attributable to Skechers U.S.A., Inc.	$45,284	$59,535	$162,936	$153,530
Weighted average common shares outstanding	156,518	155,579	156,476	155,340
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.29	$0.38	$1.04	$0.99

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2018	2017	2018	2017
Net earnings attributable to Skechers U.S.A., Inc.	$45,284	$59,535	$162,936	$153,530

Weighted average common shares outstanding	156,518	155,579	156,476	155,340
Dilutive effect of nonvested shares	573	595	890	676
Weighted average common shares outstanding	157,091	156,174	157,366	156,016

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.29	$0.38	$1.04	$0.98

There were 195,041 shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2018 because they are antidilutive. There were 19,932 and 52,732 shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017 because they are antidilutive.

(8)	STOCK COMPENSATION
(a)	Incentive Award Plan

On April 17, 2017, the Company’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”), which became effective upon approval by the Company’s stockholders on May 23, 2017.  The 2017 Plan replaced and superseded in its entirety the 2007 Incentive Award Plan (the “2007 Plan”), which expired pursuant to its terms on May 24, 2017.  A total of 10,000,000 shares of Class A Common Stock are reserved for issuance under the 2017 Plan, which provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the plan to the employees, consultants and directors of the Company and its subsidiaries. The 2017 Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by the Company’s Compensation Committee with respect to other eligible participants.

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share‑based compensation expense was $7.3 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively.  Share-based compensation expense was $16.0 million and $14.2 million for the six months ended June 30, 2018 and 2017, respectively. During the three and six months ended June 30, 2018, the Company redeemed 87,326 and 300,256 shares of Class A Common Stock for $2.5 million and $11.2 million to satisfy employee tax withholding requirements. No shares were redeemed during the three and six months ended June 30, 2017.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the six months ended June 30, 2018 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2017	2,303,557	$26.25
Granted	1,637,500	39.00
Vested	(797,075)	22.53
Cancelled	(117,333)	30.46
Nonvested at June 30, 2018	3,026,649	33.96

As of June 30, 2018, there was $84.8 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.9 years.

(b)	Stock Purchase Plan

On April 17, 2017, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which the Company’s stockholders approved on May 23, 2017. The 2018 Employee Stock Purchase Plan provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the Class A Common Stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2018 ESPP generally provides for two six-month purchase periods every twelve months: June 1 through November 30 and December 1 through May 31, except that the initial purchase period under the 2018 ESPP will have a duration of five months, commencing on January 1, 2018 and ending on May 31, 2018. Eligible employees participating in the 2018 ESPP will, for a purchase period, be able to invest up to 15% of their compensation through payroll deductions during each purchase period. A total of 5,000,000 shares of Class A Common Stock are available for issuance under the 2018 ESPP.

(9)	INCOME TAXES

Income tax expense and the effective tax rate for the three and six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense	$14,080	$14,109	$28,700	$31,516
Effective tax rate	18.8%	16.1%	12.7%	14.9%

The tax provisions for the three and six months ended June 30, 2018 and 2017 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its effective tax rate for remainder of 2018 to be at the top of or slightly higher than the 12% to 17% range previously provided.  The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 26%.  Due to the enactment of Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three and six months ended June 30, 2018.

The U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 118, (“SAB 118”), which provides guidance on accounting for certain tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). For the six months ended June 30, 2018, the Company obtained additional information which reduced the Company’s provisional accounting for certain tax effects of the Tax Act by $8.0 million, from $99.9 million as reported at December 31, 2017, to $91.9 million at June 30, 2018. Additional work is still necessary to complete a more detailed analysis of the Company's accounting for certain tax effects of the Tax Act. Any subsequent adjustment to certain accounting for the tax effects of the Tax Act will be recorded to current tax expense during the quarter of 2018 when the analysis is completed.

For the three months ended June 30, 2018, the increase in the effective tax rate was due to decreases in certain foreign deferred tax assets and increased U.S. tax on foreign earnings resulting from changes in U.S. tax law under the Tax Act. For the six months ended June 30, 2018, the decrease in rate was primarily due to an $8.0 million reduction in the Company’s accounting for certain tax effects of the Tax Act, and an increase of $1.6 million in excess tax benefits under ASU 2016-09.

As of June 30, 2018, the Company had approximately $844.8 million in cash and cash equivalents, of which $375.9 million, or 44.5%, was held outside the U.S. Of the $375.9 million held by the Company’s non-U.S. subsidiaries, approximately $176.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of June 30, 2018.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s provisional Transition Tax liability, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of June 30, 2018. Because of the need for cash for operating capital and continued overseas expansion, the Company also does not foresee the need for any of its foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes.

(10)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $258.2 million and $206.1 million before allowances for bad debts, sales returns and chargebacks at June 30, 2018 and December 31, 2017, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $313.4 million and $251.0 million before allowance for bad debts, sales returns and chargebacks at June 30, 2018 and December 31, 2017, respectively. The Company’s credit losses attributable to write-offs for the three months ended June 30, 2018 and 2017 were $2.2 million and $2.1 million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2018 and June 30, 2017 were $4.3 million and $4.6 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.381 billion and $1.273 billion at June 30, 2018 and December 31, 2017, respectively.

The Company’s net sales to its five largest customers accounted for approximately 11.2% and 14.0% of total net sales for the three months ended June 30, 2018 and 2017, respectively. The Company’s net sales to its five largest customers accounted for approximately 10.5% and 13.4% of total net sales for the six months ended June 30, 2018 and 2017, respectively.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Manufacturer #1	11.2%	20.0%	12.1%	21.1%
Manufacturer #2	9.0%	11.0%	11.5%	11.0%
Manufacturer #3	8.8%	8.1%	8.7%	8.6%
Manufacturer #4	5.8%	6.3%	5.9%	6.0%
Manufacturer #5	5.1%	6.2%	5.0%	5.0%
	39.9%	51.6%	43.2%	51.7%

The majority of the Company’s products are produced in China and Vietnam. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations and revaluations, custom duties, tariffs and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories. To date, these business risks have not had a material adverse impact on the Company’s operations.

(11)	SEGMENT AND GEOGRAPHIC REPORTING

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Domestic wholesale	$317,224	$341,105	$706,253	$699,537
International wholesale	464,828	358,059	1,042,831	848,511
Retail	352,745	326,770	635,791	550,694
Total	$1,134,797	$1,025,934	$2,384,875	$2,098,742

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross profit:
Domestic wholesale	$119,451	$126,000	$261,594	$265,808
International wholesale	232,918	165,324	512,280	375,638
Retail	208,588	196,997	370,186	323,373
Total	$560,957	$488,321	$1,144,060	$964,819

	June 30, 2018	December 31, 2017
Identifiable assets:
Domestic wholesale	$1,410,775	$1,259,119
International wholesale	1,213,115	1,116,928
Retail	381,775	359,035
Total	$3,005,665	$2,735,082

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Additions to property, plant and equipment:
Domestic wholesale	$6,292	$1,749	$17,667	$3,282
International wholesale	6,469	19,629	17,407	31,422
Retail	13,593	26,242	25,744	41,798
Total	$26,354	$47,620	$60,818	$76,502

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales (1):
United States	$549,836	$558,047	$1,125,361	$1,080,843
Canada	44,394	38,154	101,435	86,382
Other international (2)	540,567	429,733	1,158,079	931,517
Total	$1,134,797	$1,025,934	$2,384,875	$2,098,742

	June 30, 2018	December 31, 2017
Property, plant and equipment, net:
United States	$389,819	$382,426
Canada	9,983	9,888
Other international (2)	153,772	149,287
Total	$553,574	$541,601

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

(12)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended June 30, 2018 and June 30, 2017, the Company made contributions of $500,000 and $250,000, respectively, to the Foundation. During the six months ended June 30, 2018 and June 30, 2017, the Company made contributions of $500,000 to the Foundation in each period.

(13)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2018, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

FINANCIAL OVERVIEW

Our net sales for the three months ended June 30, 2018 were $1.135 billion, an increase of $108.9 million, or 10.6%, as compared to net sales of $1.026 billion for the three months ended June 30, 2017. This increase was primarily attributable to increased sales from our international wholesale and retail businesses, and was partially offset by a decrease in our domestic wholesale segment. Gross margins increased to 49.4% for the three months ended June 30, 2018 from 47.6% for the same period in the prior year primarily due to higher proportion of international wholesale sales. Net earnings attributable to Skechers U.S.A., Inc. were $45.3 million for the three months ended June 30, 2018, a decrease of $14.2 million, or 23.9%, compared to net earnings of $59.5 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2018 were $0.29, which reflected a 23.7% decrease from the $0.38 diluted net earnings per share reported in the same prior-year period. The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2018 was due to increased selling expenses of $14.0 million, increased general and administrative expenses of $65.6 million, of which $29.4 million related directly to support our growth in China, and a higher effective tax rate all of which were partially offset by increased net sales and higher gross margins. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e‑commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended June 30,
	2018	2017
Percentage of revenues by segment:
Domestic wholesale	28.0%	33.2%
International wholesale	41.0%	34.9%
Retail	31.0%	31.9%
Total	100.0%	100.0%

As of June 30, 2018, we owned and operated 668 stores, which included 459 domestic retail stores and 209 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first six months of 2018, we opened one domestic concept store, 13 domestic warehouse stores, seven international concept stores, and six international outlet stores. In addition, we closed four domestic concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2018, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, and (iv) strategically expanding our global retail distribution channel by opening another 30 to 35 Company-owned retail stores during the remainder of the year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Net sales	$1,134,797	100.0%	$1,025,934	100.0%	$2,384,875	100.0%	$2,098,742	100.0%
Cost of sales	573,840	50.6	537,613	52.4	1,240,815	52.0	1,133,923	54.0
Gross profit	560,957	49.4	488,321	47.6	1,144,060	48.0	964,819	46.0
Royalty income	5,350	0.5	3,221	0.3	10,872	0.4	7,451	0.3
	566,307	49.9	491,542	47.9	1,154,932	48.4	972,270	46.3
Operating expenses:
Selling	114,022	10.0	99,950	9.7	198,468	8.3	173,759	8.3
General and administrative	370,927	32.7	305,283	29.8	726,308	30.5	587,779	28.0
	484,949	42.7	405,233	39.5	924,776	38.8	761,538	36.3
Earnings from operations	81,358	7.2	86,309	8.4	230,156	9.7	210,732	10.0
Interest income	2,518	0.2	381	—	3,273	0.1	794	—
Interest expense	(1,464)	(0.1)	(1,845)	(0.2)	(2,542)	(0.1)	(3,334)	(0.1)
Other, net	(7,473)	(0.7)	2,664	0.3	(4,070)	(0.2)	3,359	0.2
Earnings before income tax expense	74,939	6.6	87,509	8.5	226,817	9.5	211,551	10.1
Income tax expense	14,080	1.2	14,109	1.3	28,700	1.2	31,516	1.5
Net earnings	60,859	5.4	73,400	7.2	198,117	8.3	180,035	8.6
Less: Net earnings attributable to non-controlling interests	15,575	1.4	13,865	1.4	35,181	1.5	26,505	1.3
Net earnings attributable to Skechers U.S.A., Inc.	$45,284	4.0%	$59,535	5.8%	$162,936	6.8%	$153,530	7.3%

THREE MONTHS ENDED June 30, 2018 COMPARED TO THREE MONTHS ENDED June 30, 2017

Net sales

Net sales for the three months ended June 30, 2018 were $1.135 billion, an increase of $108.9 million, or 10.6%, as compared to net sales of $1.026 billion for the three months ended June 30, 2017. The increase in net sales came from our international wholesale and global retail businesses from our Women’s and Men’s Sport, Men’s U.S.A., You by Skechers, and Cali divisions partially offset by a decrease in our domestic wholesale segment.

Our domestic wholesale net sales decreased $23.9 million, or 7.0%, to $317.2 million for the three months ended June 30, 2018 from $341.1 million for the three months ended June 30, 2017. The decrease in the domestic wholesale segment’s net sales was primarily the result of a 3.1% unit sales volume decrease to 15.2 million pairs for the three months ended June 30, 2018 from 15.7 million pairs for the same period in 2017. The decrease in our domestic wholesale segment was also attributable to lower average selling prices, and decreased sales in our Women’s and Men’s Go and Women’s active divisions. The average selling price per pair within the domestic wholesale decreased to $20.84 per pair for the three months ended June 30, 2018 compared to $21.72 per pair for the same period last year, which was primarily attributable to a product sales mix with lower average selling prices.

Our international wholesale segment sales increased $106.7 million, or 29.8%, to $464.8 million for the three months ended June 30, 2018 compared to sales of $358.1 million for the three months ended June 30, 2017. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $111.9 million, or 40.9%, to $385.4 million for the three months ended June 30, 2018 compared to net sales of $273.5 million for the three months ended June 30, 2017. The largest sales increases during the quarter came from several of our European subsidiaries and our joint ventures in China and South Korea, primarily due to increased sales of product from our Women’s and Men’s Sport, Men’s U.S.A., You by Skechers, and Cali divisions. Our distributor sales decreased $5.2 million to $79.4 million for the three months ended June 30, 2018, a 6.1% decrease from sales of $84.6 million for the three months ended June 30, 2017. The decrease was primarily due to decreased sales to our distributors in the United Arab Emirates (“U.A.E.”), Australia and New Zealand.

Our retail segment sales increased $25.9 million to $352.7 million for the three months ended June 30, 2018, a 7.9% increase over sales of $326.8 million for the three months ended June 30, 2017. The increase in retail sales was primarily attributable to operating an additional net 54 stores and increased comparable store sales of 4.5% resulting from increased sales across several key divisions, including Women’s and Men’s Sport, Men’s USA and Skecher Street divisions. During the second quarter of 2018, we opened one domestic concept store, five domestic warehouse stores, one international concept store, and five international outlet stores. In addition, we closed one domestic concept store. For the three months ended June 30, 2018, our domestic retail sales increased 7.2% compared to the same period in 2017, which was primarily attributable to positive comparable domestic store sales of 2.2% and a net increase of 24 domestic stores. Our international retail store sales increased 9.4% compared to the same period in 2017, which was primarily attributable to positive comparable international store sales of 11.3% and a net increase of 30 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended June 30, 2018 increased $72.7 million, or 14.9%, to $561.0 million as compared to $488.3 million for the three months ended June 30, 2017. Gross profit as a percentage of net sales, or gross margins, increased to 49.4% for three-month period ended June 30, 2018 from 47.6% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $6.5 million to $119.5 million for the three months ended June 30, 2018 as compared to $126.0 million for the three months ended June 30, 2017, primarily due to lower sales. Domestic wholesale margins increased to 37.7% for the three months ended June 30, 2018 from 36.9% for the three months ended June 30, 2017 primarily from product sales mix with higher average gross margins.

Gross profit for our international wholesale segment increased $67.6 million, or 40.9%, to $232.9 million for the three months ended June 30, 2018 as compared to $165.3 million for the three months ended June 30, 2017. International wholesale gross margins were 50.1% for the three months ended June 30, 2018 compared to 46.2% for the three months ended June 30, 2017. Gross margins for our direct subsidiary sales increased to 54.8% for the three months ended June 30, 2018 compared to 52.2% for the three months ended June 30, 2017. The increase in international wholesale gross margins was attributable a product sales mix with higher average margins and positive foreign currency exchange rates from a stronger U.S. dollar.  Gross margins for our distributor sales were 27.4% for the three months ended June 30, 2018 compared to 26.8% for the three months ended June 30, 2017, which was due to a product sales mix with higher average gross margins.

Gross profit for our retail segment increased $11.6 million, or 5.9%, to $208.6 million for the three months ended June 30, 2018 as compared to $197.0 million for the three months ended June 30, 2017. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 59.1% for the three months ended June 30, 2018 as compared to 60.3% for the three months ended June 30, 2017. Gross margins for our domestic stores, which includes e-commerce, were 61.6% and 61.9% for the three months ended June 30, 2018 and 2017, respectively. Gross margins for our international stores were 54.4% for the three months ended June 30, 2018 as compared to 57.1% for the three months ended June 30, 2017. The decrease in international retail gross margins was attributable a product sales mix with lower average margins, which was partially offset by positive foreign currency exchange rates from a stronger U.S. dollar.

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

Selling expenses

Selling expenses increased by $14.0 million, or 14.1%, to $114.0 million for the three months ended June 30, 2018 from $100.0 million for the three months ended June 30, 2017. As a percentage of net sales, selling expenses were 10.0% and 9.7% for the three months ended June 30, 2018 and 2017, respectively. The $14.0 million increase was due to international advertising expenses to support the growth of our international business.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs. Selling expenses are not allocated to segments.

General and administrative expenses

General and administrative expenses increased by $65.6 million, or 21.5%, to $370.9 million for the three months ended June 30, 2018 from $305.3 million for the three months ended June 30, 2017. As a percentage of sales, general and administrative expenses were 32.7% and 29.8% for the three months ended June 30, 2018 and 2017, respectively. The $65.6 million increase in general and administrative expenses was primarily attributable to approximately $34.2 million related to supporting our international wholesale operations due to increased sales volumes and expansion in Asia, $6.2 million in additional legal costs and $6.3 million and $5.4 million of additional operating expenses attributable to opening and operating 30 new international retail stores and 24 new domestic retail stores, respectively, since June 30, 2017. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $4.4 million to $59.4 million for the three months ended June 30, 2018 as compared to $55.0 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

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

Other income (expense)

Interest income increased $2.1 million to $2.5 million for the three months ended June 30, 2018, as compared to $0.4 million at June 30 2017.  The increase in interest income was due primarily due to increased interest rates and higher average cash balances as compared to the prior year period. Interest expense decreased by $0.3 million to $1.5 million for the three months ended June 30, 2018 compared to $1.8 million for the same period in 2017. Interest expense decreased primarily due to reduced interest paid to our foreign manufacturers. Other expense increased $10.2 million to $7.5 million for the three months ended June 30, 2018 as compared to other income of $2.7 million for the same period in 2017. The increase in other expense was primarily attributable to foreign currency exchange loss of $7.5 million for the three months ended June 30, 2018, as compared to a foreign currency exchange gain of $3.2 million for the three months ended June 30, 2017. This increased foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany investments in our non-U.S. subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2018	2017
Income tax expense	$14,080	$14,109
Effective tax rate	18.8%	16.1%

The tax provisions for the three months ended June 30, 2018 and 2017 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate for the remainder of 2018 will be at the top of or slightly higher than the range of 12% and 17% previously disclosed in the Company’s first quarter Form 10-Q. Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%.

For the three months ended June 30, 2018, the increase in the effective tax rate was primarily due to increased U.S. tax on foreign earnings resulting from changes in U.S. tax law under the Tax Act.

As of June 30, 2018, we had approximately $844.8 million in cash and cash equivalents, of which $375.9 million, or 44.5%, was held outside the U.S. Of the $375.9 million held by our non-U.S. subsidiaries, approximately $176.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of June 30, 2018.

Our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of our share repurchase program and the need to provide payment of our provisional Transition Tax liability, we may begin repatriating certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of June 30, 2018. Because of the need for cash for operating capital and continued overseas expansion, we also do not foresee the need for any of our foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended June 30, 2018 increased $1.7 million to $15.6 million as compared to $13.9 million for the same period in 2017 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

SIX MONTHS ENDED June 30, 2018 COMPARED TO SIX MONTHS ENDED June 30, 2017

Net sales

Net sales for the six months ended June 30, 2018 were $2.385 billion, an increase of $286.2 million, or 13.6%, as compared to net sales of $2.099 billion for the six months ended June 30, 2017. The increase in net sales came from our business segments with the largest increases attributable to our international subsidiary and retail businesses from our Women’s and Men’s Sport, Men’s Go, Skecher Street, You by Skechers and Kids’ divisions.

Our domestic wholesale net sales increased $6.8 million, or 1.0%, to $706.3 million for the six months ended June 30, 2018 from $699.5 million for the six months ended June 30, 2017. The increase in the domestic wholesale segment’s net sales was primarily due to a 6.2% unit sales volume increase to 34.2 million pairs for the six months ended June 30, 2018 from 32.2 million pairs for the same period in 2017. The increase in our domestic wholesale segment was primarily attributable to increased sales in our Men’s USA and Women’s Sport divisions. The average selling price per pair within the domestic wholesale segment decreased to $20.67 per pair for the six months ended June 30, 2018 from $21.75 per pair for the same period in 2017, which was attributable to a variation in product mix with sales of more products with lower average selling prices.

Our international wholesale segment sales increased $194.3 million, or 22.9%, to $1.043 billion for the six months ended June 30, 2018 compared to sales of $848.5 million for the six months ended June 30, 2017. Direct subsidiary sales increased $217.3 million, or 31.8%, to $901.1 million for the six months ended June 30, 2018 compared to net sales of $683.8 million for the six months ended June 30, 2017. The largest sales increases during the period came from our subsidiaries in the Canada and our joint ventures in China and Korea, primarily due to increased sales of product from our Women’s and Men’s Sport, Men’s GO, You by Skechers and Kids’ divisions. Our distributor sales decreased $22.9 million to $141.8 million for the six months ended June 30, 2018, a 13.9% decrease from sales of $164.7 million for the six months ended June 30, 2017. The decrease was primarily due to decreased sales to our distributors in the U.A.E., Australia and New Zealand.

Our retail segment sales increased $85.1 million to $635.8 million for the six months ended June 30, 2018, a 15.5% increase over sales of $550.7 million for the six months ended June 30, 2017. The increase in retail sales was primarily attributable to increased comparable store sales of 6.5% resulting from increased sales of product from our Women’s and Men’s Sport, Men’s USA and Kids’ divisions. During the six months ended June 30, 2018, we opened one domestic concept store, 13 domestic warehouse stores, seven international concept stores, and six international outlet stores. We closed four domestic concept stores. For the six months ended June 30, 2018, our domestic retail sales increased 9.9% compared to the same period in 2017, which was primarily attributable to positive comparable domestic store sales of 4.1% and a net increase of 24 domestic stores during the six months ended June 30, 2018. Our international retail store sales increased 27.9%, which was primarily attributable to positive comparable international store sales of 13.8% and a net increase of 30 international stores when compared to the prior year period.

Gross profit

Gross profit for the six months ended June 30, 2018 increased $179.3 million to $1.144 billion as compared to $964.8 million for the six months ended June 30, 2017. Gross profit as a percentage of net sales, or gross margin, increased to 48.0% for the six months ended June 30, 2018 from 46.0% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $4.2 million, or 1.6%, to $261.6 million for the six months ended June 30, 2018 compared to $265.8 million for the six months ended June 30, 2017, primarily attributable lower average margins. Domestic wholesale margins decreased slightly to 37.0% for the six months ended June 30, 2018 from 38.0% for the same period in the prior year. The decrease in domestic wholesale margins was primarily attributable a product sales mix with slightly lower margins.

Gross profit for our international wholesale segment increased $136.7 million, or 36.4%, to $512.3 million for the six months ended June 30, 2018 compared to $375.6 million for the six months ended June 30, 2017. International wholesale gross margins were 49.1% for the six months ended June 30, 2018 compared to 44.3% for the six months ended June 30, 2017. Gross margins for our direct subsidiary sales increased to 52.7% for the six months ended June 30, 2018 as compared to 48.5% for the six months ended June 30, 2017, which was primarily attributable to a product mix with sales of more products with higher margins combined with favorable currency translations from a weaker U.S. dollar. Gross margins for our distributor sales were 26.5% for the six months ended June 30, 2018 as compared to 26.8% for the six months ended June 30, 2017.

Gross profit for our retail segment increased $46.8 million, or 14.5%, to $370.2 million for the six months ended June 30, 2018 as compared to $323.4 million for the six months ended June 30, 2017. Gross margins for all company-owned domestic and international stores and our e-commerce business were 58.2% for the six months ended June 30, 2018 as compared to 58.7% for the six months ended June 30, 2017. Gross margin for our domestic stores was 60.2% for the six months ended June 30, 2018 as compared to 60.4% for the six months ended June 30, 2017. The decrease in domestic retail gross margins was primarily attributable to lower margin product mix. Gross margins for our international stores were 54.4% and 54.9% for the six months ended June 30, 2018 and 2017, respectively. The decrease in international retail gross margins was primarily attributable to a product sales mix with lower margin products.

Selling expenses

Selling expenses increased by $24.7 million, or 14.2%, to $198.5 million for the six months ended June 30, 2018 from $173.8 million for the six months ended June 30, 2017. As a percentage of net sales, selling expenses were 8.3% for the six months ended June 30, 2018 and 2017. The increase in selling expenses was primarily attributable to higher advertising expenses of $20.2 million to support our global growth and higher sales commissions of $5.1 million due to increased net sales for the six months ended June 30, 2018.

General and administrative expenses

General and administrative expenses increased by $138.5 million, or 23.6%, to $726.3 million for the six months ended June 30, 2018 from $587.8 million for the six months ended June 30, 2017. As a percentage of sales, general and administrative expenses were 30.5% and 28.0% for the six months ended June 30, 2018 and 2017, respectively. The increase in general and administrative expenses was primarily attributable to $71.6 million related to supporting our international operations due to increased sales volumes and expansion into newer markets, $15.4 million and $14.6 million of additional operating expenses attributable to operating 30 new international and 24 new domestic retail stores, respectively, since June 30, 2017. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $13.7 million to $129.9 million for the six months ended June 30, 2018 from $116.2 million for the six months ended June 30, 2017. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

Other income (expense)

Interest income increased $2.5 million to $3.3 million for the six months ended June 30, 2018, as compared to $0.8 million at June 30, 2017. The increase in interest income was due primarily due to increased interest rates and higher average cash balances as compared to the prior year period. Interest expense decreased $0.8 million to $2.5 million for the six months ended June 30, 2018 compared to $3.3 million for the same period in 2017. Interest expense decreased primarily due to reduced interest paid to our foreign manufacturers. Other expense increased $7.5 million to $4.1 million for the six months ended June 30, 2018 as compared to other income of $3.4 million for the same period in 2017 due to increased foreign currency exchange losses. The increase in other expense was primarily attributable to foreign currency exchange loss of $4.0 million for the six months ended June 30, 2018, as compared to a foreign exchange gain of $4.1 million for the six months ended June 30, 2017. This increased foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Income tax expense	$28,700	$31,516
Effective tax rate	12.7%	14.9%

The tax provisions for the six months ended June 30, 2018 and 2017 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate for the remainder of 2018 will be at the top of or slightly higher than the range of 12% and 17% previously provided.  Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%.

For the six months ended June 30, 2018, the decrease in rate was primarily due to an $8.0 million reduction in the accounting for certain tax effects of the Tax Act, and an increase of $1.6 million in excess tax benefits under ASU 2016-09.

As of June 30, 2018, we had approximately $844.8 million in cash and cash equivalents, of which $375.9 million, or 44.5%, was held outside the U.S. Of the $375.9 million held by our non-U.S. subsidiaries, approximately $176.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of June 30, 2018.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the six months ended June 30, 2018 increased $8.7 million to $35.2 million as compared to $26.5 million for the same period in 2017 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at June 30, 2018 was $1.642 billion, an increase of $134.7 million from working capital of $1.508 billion at December 31, 2017. Our cash and cash equivalents at June 30, 2018 were $844.8 million, compared to $736.4 million at December 31, 2017. The increase in cash and cash equivalents of $108.4 million, after consideration of the effect of exchange rates, was the result of $30.7 million due to the reclassification of our return reserve, decreased inventories of $40.9 million, an increase in accounts payable of $88.4 million and our net earnings of $198.1 million which were partially offset by decreased accounts receivable of $155.8 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, and capital expenditures.

Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $255.6 million as compared to $109.2 million for the six months ended June 30, 2017. The $146.4 million increase in cash flows provided by operating activities for the six months ended June 30, 2018, primarily resulted from an increase in cash flows generated from accounts payable of $82.3 million from increased inventory purchases, a decrease in cash used by accounts receivable of $22.5 million from increased cash collections, and an increase in cash generated by higher net earnings of $18.1 million.

Investing Activities

Net cash used in investing activities was $109.8 million for the six months ended June 30, 2018 as compared to $77.3 million for the six months ended June 30, 2017. The $32.5 million increase in net cash used in investing activities for the six months ended June 30, 2018 as compared to the same period in the prior year was primarily the result of increased purchases of investments of $48.3 million, offset by lower capital expenditures of $15.7 million. Capital expenditures were $60.8 million for the six months ended June 30, 2018 primarily consisted of $25.7 million for new store openings and remodels and $17.4 million to support our international wholesale operations. This was compared to capital expenditures of $76.5 million for the six months ended June 30, 2017, which consisted of $46.9 million for new store openings and remodels and $2.3 million paid for equipment costs for increased automation at our European Distribution Center. We expect our ongoing capital expenditures for the remainder of 2018 to be approximately $40.0 million to $45.0 million, which includes opening an additional 30 to 35 Company-owned retail stores and several store remodels and investments in our international operations. We expect to fund all our capital expenditures through existing cash balances, investment balances and cash from operations.

Financing Activities

Net cash used in financing activities was $31.7 million during the six months ended June 30, 2018 compared to $4.9 million in net cash provided by financing activities during the six months ended June 30, 2017. The $26.8 million increase in cash used in financing activities for the six months ended June 30, 2018 as compared to the same period in the prior year is primarily attributable to repurchases of our Class A common stock of $18.0 million, and increased payments for taxes related to net share settlement of equity awards of $11.2 million, which was partially offset by increased proceeds from short term borrowings of $5.5 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. As of June 30, 2018, there was $132.0 million available under the Share Repurchase Program.

Financing Arrangements

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of June 30, 2018, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of June 30, 2018, is related to our international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $65.9 million outstanding under the Amended Loan Agreement, of which $1.5 million and $64.4 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of June 30, 2018.

As of June 30, 2018, outstanding short-term and long-term borrowings were $83.2 million, of which $66.3 million relates to loans for our domestic distribution center and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash and investment balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through August 31, 2019. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, any potential acquisitions of other brands or companies, and the number and timing of new store openings and the amount of share repurchases. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2018.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2017 and the first six months of 2018, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of June 30, 2018, we have $11.2 million and $65.9 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.2 million for the quarter ended June 30, 2018. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2018. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest and our domestic distribution center loan is based on the one month LIBOR. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of June 30, 2018 to hedge the cash flows on our $65.9 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $65.9 million at June 30, 2018. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $10.6 million and $4.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2018 would have reduced the values of our net investments by approximately $27.0 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toes and Bobs canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs canvas shoes do not infringe.  On June 26, 2017, we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018 the Court requested supplemental briefing on certain issues. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

adidas America, Inc., et. al v. Skechers USA, Inc. — On September 14, 2015, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:15-cv-1741, alleging that three Skechers shoe styles (Skechers Onix, Skechers Relaxed Fit Cross Court TR, and Skechers Relaxed Fit – Supernova Style) infringe adidas’ trademarks and/or trade dress rights. adidas asserts claims under federal and state law for trademark and trade dress infringement, unfair competition, trademark and trade dress dilution, unfair and deceptive trade practices, and breach of a settlement agreement entered into between the parties in 1995. adidas seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble, enhanced and punitive damages), and attorneys’ fees. On September 14, 2015, adidas filed a motion for preliminary injunction in which it sought to preliminarily restrain us from manufacturing, distributing, advertising, selling, or offering for sale any footwear (a) that is confusingly similar to adidas’ STAN SMITH Trade Dress, (b) bearing stripes in a manner that is confusingly similar to adidas’ Three-Stripe Mark, or (c) under adidas’ SUPERNOVA Mark. We opposed adidas’ motion. A hearing on adidas’ motion was held on December 15, 2015. On February 12, 2016, the Court issued a preliminary injunction prohibiting us from selling two styles from our vast footwear collection and from using the word “Supernova” in connection with a third style.  We appealed the Court’s order granting the injunction to the United States Court of Appeals for the Ninth Circuit and, on May 10, 2018, that Court issued an opinion affirming in part, and reversing in part, the order granting the injunction. The case subsequently settled and the terms of the settlement are confidential.  The settlement did not have a material adverse impact on our operations or financial position.

Nike, Inc. v. Skechers USA, Inc.— On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted in late 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings.  On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing.   A claim construction hearing is now set for August 28, 2018.  While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

adidas America, Inc. and adidas AG v. Skechers USA, Inc.— On July 11, 2016, adidas filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-01400-AC, alleging that certain of our children’s styles (Boys’ Mega Blade 2.0 and 2.5) infringe two of adidas’ patents.  The complaint seeks, among other things, injunctive relief and damages (including treble damages).  On July 28, 2016, adidas filed a motion for a preliminary injunction, asking the Court to preliminarily restrain Skechers from importing, manufacturing, distributing, advertising, selling, or offering for sale any of the accused styles. In related activity, on April 26, 2017, the United States Patent and Trial Appeal Board (the “PTAB”) granted two petitions by Skechers and instituted inter partes review proceedings as to certain claims under the two patents at issue in this litigation, finding that Skechers had “establishe[d] a reasonable likelihood that [it] will prevail in showing the unpatentability of at least one of the claims” in each patent. The PTAB subsequently denied two other inter partes review petitions filed by Skechers with respect to the same two adidas patents, and then granted a third petition for additional claims in one of the same patents on August 15, 2017.  On June 12, 2017, the Court denied adidas’ motion for a preliminary injunction and stayed the lawsuit pending the outcome of the three PTAB proceedings.  On July 10, 2017, adidas filed a notice of appeal of the Court’s denial of its motion for preliminary injunction, but subsequently abandoned that appeal.  On April 25, 2018, PTAB issued final decisions in the first two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings. Prior to PTAB issuing its decision in the third inter partes review proceeding, the case settled and the terms of the settlement are confidential.  The settlement did not have a material adverse impact on our operations or financial position.

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  On April 4, 2018, the plaintiffs filed an amended and consolidated complaint and plaintiffs are currently asking us to stipulate to filing a second amended and consolidated complaint.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

Monique Cadle v. Skechers U.S.A., Inc., Robert Greenberg and David Weinberg. – On October 27, 2017, Monique Cadle filed a securities class action, on behalf of herself and purportedly on behalf of other shareholders who purchased Skechers stock in a five‑month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08305.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously. This suit is now consolidated with Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg, described above, and will be dropped as a separate entry from the Company’s next period filing with the SEC.

Yolanda Zuniga v. Team One Employment Specialists, LLC, Skechers USA, Inc., Dolores Carte et al. – On December 20, 2017, our company was named as a defendant in an action filed by a former employee named Yolanda Zuniga in the Superior Court of California, County of Riverside, Case No. RIC 1723878, alleging discrimination, harassment, retaliation, violation of the Family Medical Leave Act/California Family Rights Act, breach of contract and wrongful termination, among other causes of action, and seeking compensatory damages, punitive and exemplary damages, and attorneys’ fees. This case was stayed pending the outcome of an arbitration between the parties involving identical claims. Skechers believes it has meritorious defenses, vehemently denies the allegations and intends to defend this case vigorously. Notwithstanding, it is too early to predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

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

Possible New Tariffs That Might Be Imposed By The United States Government Could Have A Material Adverse Effect On Our Results Of Operations.

Recently, the United States government announced tariffs on certain steel and aluminum products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods imported from the United States. The United States government has also triggered $34 billion in tariffs on goods imported from China in connection with China's intellectual property practices, with an additional $16 billion under public hearing, and has announced beginning the process for an additional $200 billion in tariffs on goods imported from China, which may include footwear, apparel and other items imported by us from China. China has already imposed tariffs on a wide range of American products in retaliation for new tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to the proposal to increase tariffs on products imported from China. The majority of our products that we sell in the United States are manufactured in China. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. Any resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recently enacted tariffs will impact our business, the imposition of tariffs on footwear, apparel or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on footwear imported from China could have a material adverse effect on our business and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the six months ended June 30, 2018 and 2017, our net sales to our five largest customers accounted for approximately 10.5% and 13.4% of total net sales, respectively. No customer accounted for more than 10.0% of outstanding accounts receivable balance at June 30, 2018 or December 31, 2017. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2018 and 2017, the top five manufacturers of our manufactured products produced approximately 43.2% and 51.7% of our total purchases, respectively. One manufacturer accounted for 12.1% of total purchases for the six months ended June 30, 2018 and the same manufacturer accounted for 21.1% of total purchases for the same period in 2017. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of June 30, 2018, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 76.4% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 14.0% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 30.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2018, Mr. Greenberg beneficially owned 35.4% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 45.9% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 19.5% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended June 30, 2018.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Maximum Dollar Value of Shares that May Be Purchased under the Program
April 30, 2018	60,000	$29.16	—	60,000	$145,250,000
May 31, 2018	353,801	29.20	86,308	267,493	137,350,000
June 30, 2018	184,106	29.24	1,018	183,088	132,000,000
Total	597,907	$29.21	87,326	510,581	$132,000,000

_____________________

(1)

The Company repurchased 87,326 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three months ended June 30, 2018. Such shares were not repurchased pursuant to a publicly announced plan or program.

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

Date: August 3, 2018	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer