Form 10-Q
period 2018-09-30
SKECHERS USA INC
filed 2018-11-02
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Class A Common Stock outstanding as of November 1, 2018: 133,880,258.

The number of shares of Class B Common Stock outstanding as of November 1, 2018: 24,163,312.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$802,771	$736,431
Short-term investments	87,277	—
Trade accounts receivable, less allowances of $25,609 in 2018 and $51,180 in 2017	503,954	405,921
Other receivables	48,843	27,083
Total receivables	552,797	433,004
Inventories	755,068	873,016
Prepaid expenses and other current assets	83,085	62,573
Total current assets	2,280,998	2,105,024
Property, plant and equipment, net	565,395	541,601
Deferred tax assets	28,224	29,922
Long-term investments	91,086	17,396
Other assets, net	38,772	41,139
Total non-current assets	723,477	630,058
TOTAL ASSETS	$3,004,475	$2,735,082
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$4,581	$1,801
Short-term borrowings	12,674	8,011
Accounts payable	528,077	505,334
Accrued expenses	119,584	82,202
Total current liabilities	664,916	597,348
Long-term borrowings, excluding current installments	69,782	71,103
Deferred tax liabilities	160	161
Other long-term liabilities	102,362	118,259
Total non-current liabilities	172,304	189,523
Total liabilities	837,220	786,871
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 130,802 and 131,784 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	131	132
Class B common stock, $0.001 par value; 75,000 shares authorized; 24,163 and 24,545 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	410,467	453,417
Accumulated other comprehensive loss	(30,133)	(14,744)
Retained earnings	1,643,898	1,390,235
Skechers U.S.A., Inc. equity	2,024,387	1,829,064
Non-controlling interests	142,868	119,147
Total stockholders' equity	2,167,255	1,948,211
TOTAL LIABILITIES AND EQUITY	$3,004,475	$2,735,082

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,176,395	$1,094,829	$3,561,270	$3,193,571
Cost of sales	612,529	574,842	1,853,344	1,708,765
Gross profit	563,866	519,987	1,707,926	1,484,806
Royalty income	4,860	2,917	15,732	10,368
	568,726	522,904	1,723,658	1,495,174
Operating expenses:
Selling	90,138	89,559	288,606	263,318
General and administrative	354,676	316,852	1,080,984	904,631
	444,814	406,411	1,369,590	1,167,949
Earnings from operations	123,912	116,493	354,068	327,225
Other income (expense):
Interest income	3,008	780	6,280	1,574
Interest expense	(1,199)	(1,560)	(3,742)	(4,895)
Other, net	(2,849)	2,147	(6,918)	5,507
Total other income (expense)	(1,040)	1,367	(4,380)	2,186
Earnings before income tax expense	122,872	117,860	349,688	329,411
Income tax expense	16,821	11,030	45,521	42,546
Net earnings	106,051	106,830	304,167	286,865
Less: Net earnings attributable to non-controlling interests	15,323	14,520	50,504	41,025
Net earnings attributable to Skechers U.S.A., Inc.	$90,728	$92,310	$253,663	$245,840
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.58	$0.59	$1.62	$1.58
Diluted	$0.58	$0.59	$1.62	$1.57
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	155,766	155,824	156,238	155,502
Diluted	156,298	156,741	156,981	156,276

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$106,051	$106,830	$304,167	$286,865
Other comprehensive income, net of tax:
(Loss) gain on foreign currency translation adjustment	(8,634)	4,713	(23,509)	11,870
Comprehensive income	97,417	111,543	280,658	298,735
Less: Comprehensive income attributable to non-controlling interests	11,487	15,326	42,385	44,313
Comprehensive income attributable to Skechers U.S.A., Inc.	$85,930	$96,217	$238,273	$254,422

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$304,167	$286,865
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	72,896	59,576
Amortization of other assets	8,364	10,474
Provision for bad debts and returns	27,975	13,397
Non-cash share-based compensation	23,588	21,737
Deferred income taxes	1,267	(4,694)
Loss (gain) on non-current assets	467	(1,614)
Net foreign currency adjustments	3,222	(7,431)
(Increase) decrease in assets:
Receivables	(143,743)	(164,379)
Inventories	99,316	10,139
Prepaid expenses and other current assets	(30,856)	(9,819)
Other assets	(2,048)	(7,319)
Increase (decrease) in liabilities:
Accounts payable	48,334	(25,118)
Accrued expenses and other long-term liabilities	(139)	(6,311)
Net cash provided by operating activities	412,810	175,503
Cash flows from investing activities:
Capital expenditures	(97,309)	(102,163)
Intangible asset additions	—	(134)
Purchases of investments	(408,126)	(1,890)
Proceeds from sales and maturities of investments	247,158	284
Net cash used in investing activities	(258,277)	(103,903)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	2,890	3,011
Payments on long-term debt	(1,381)	(1,336)
Proceeds from long-term debt	—	5,580
Proceeds from short-term borrowings	7,491	4,543
Payments for taxes related to net share settlement of equity awards	(11,402)	—
Repurchase of Class A common stock	(58,027)	—
Distributions to non-controlling interests of consolidated entity	(18,663)	(9,347)
Contributions from non-controlling interests of consolidated entity	—	46
Net cash provided by (used in) financing activities	(79,092)	2,497
Net increase in cash and cash equivalents	75,441	74,097
Effect of exchange rates on cash and cash equivalents	(9,101)	10,299
Cash and cash equivalents at beginning of the period	736,431	718,536
Cash and cash equivalents at end of the period	$802,771	$802,932

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,585	$4,754
Income taxes, net	72,020	48,305

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

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

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018.

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

Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

•

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 non-derivative investments primarily include money market funds, U.S. Treasury securities, and actively traded mutual funds.

•

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 non-derivative investments primarily include corporate notes and bonds and U.S. Agency securities.  The Company has one Level 2 derivative which is an interest rate swap related to the refinancing of its domestic distribution center (see below).

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 3). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of September 30, 2018 and December 31, 2017, the interest rate swap was a Level 2 derivative and HF Logistics is responsible for any amounts related to the interest rate swap agreement.

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

The Company records accounts receivable at the time of shipment when the Company’s right to the consideration becomes unconditional. The Company typically extends credit terms to our wholesale customers based on their creditworthiness and generally does not receive advance payments. Generally, wholesale customers do not have the right to return goods, however, the Company periodically decides to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded.  Retail and e-commerce sales represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts for retail and e-commerce sales is necessary.

The Company earns royalty income from its licensing arrangements which qualify as symbolic licenses rather than functional licenses. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue is earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product or, in some cases, minimum royalty payments. The Company calculates and accrues estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales.

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.   The Company accrues a reserve for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of September 30, 2018 and December 31, 2017, the Company’s sales returns reserve totaled $42.6 million and $43.4 million, respectively, and was included in accrued expenses and accounts receivable in the condensed consolidated balance sheets, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability among organizations relating to leases. Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the earnings statement and cash flows; however, substantially all leases will be required to be recognized on the balance sheet. The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. The standards update is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt the standard on January 1, 2019. As originally issued, the standards update requires application at the beginning of the earliest comparative period presented at the time of adoption. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” (“ASU 2018-10”). This ASU makes various targeted amendments to the leasing standard and the Company is evaluating this ASU in connection with adoption of the standard. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU No. 2018-11”).  This standard allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also provides for certain practical expedients.  The Company plans to elect this optional transition method. The Company is still assessing the impact of the new standard on its consolidated financial statements and its internal controls process, but anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, administrative offices, retail stores, showrooms, and distribution facilities, as well as additional disclosure on all of the Company’s lease obligations. The earnings statement recognition of lease expense is expected to be similar to the Company’s current methodology.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-02”). The standard permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for the Company’s annual and interim reporting periods beginning December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU 2018-02; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”), which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the impact of ASU 2018-13; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” (“ASU 2018-15”).  ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-15; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s investments consists of mutual funds held in the company’s deferred compensation plan and classified as trading securities, U.S. Treasury securities, corporate notes and bonds and U.S. Agency securities, that the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$628,753	$-	$-	$628,753	$628,753	$-	$-
Level 1:
Money market funds	159,815	-	-	159,815	159,815	-	-
U.S. Treasury securities	14,203			14,203	14,203	-	-
Mutual funds	21,308	-	-	21,308	-	-	21,308
Total level 1	195,326	-	-	195,326	174,018	-	21,308
Level 2:					-	-	-
Corporate notes and bonds	150,776	-	-	150,776	-	85,227	65,549
U.S. Agency securities	6,279			6,279	-	2,050	4,229
Total level 2	157,055	-	-	157,055	-	87,277	69,778
TOTAL	$981,134	$-	$-	$981,134	$802,771	$87,277	$91,086

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$736,431	$-	$-	$736,431	$736,431	$-	$-
Level 1:
Mutual funds	17,396	-	-	17,396	-	-	17,396
TOTAL	$753,827	$-	$-	$753,827	$736,431	$-	$17,396

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are typically less than two years.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

(3)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $2.9 million and $4.4 million of outstanding letters of credit as of September 30, 2018 and December 31, 2017, respectively, and approximately $12.7 million and $8.0 million in short-term borrowings as of September 30, 2018 and December 31, 2017, respectively.

Long-term borrowings at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	2018	2017
Note payable to banks, due in monthly installments of $348 (includes principal and interest), variable-rate interest at 4.24% per annum, secured by property, balloon payment of $62,843 due August 2020	$65,511	$66,604
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,725 due January 2021	5,725	5,745
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $31 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	298	555
Loan payable to a bank, variable-rate interest only at 4.28% per annum, due September 2023	2,829	—
Subtotal	74,363	72,904
Less current installments	4,581	1,801
Total long-term borrowings	$69,782	$71,103

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with the covenants of its long-term borrowings as of September 30, 2018.

On September 29, 2018, through a subsidiary of the Company’s Chinese joint venture (“the Subsidiary”), the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement will be used to finance the construction of the Company’s distribution center in China. Interest will be paid quarterly.  The interest rate will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan, and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the Subsidiary. The China DC Loan Agreement matures on September 28, 2023.  The obligations of the Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. As of September 30, 2018 there was $2.8 million outstanding under this credit facility, which is classified as short-term borrowings in the Company’s condensed consolidated balance sheets.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of September 30, 2018 and December 31, 2017, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of September 30, 2018, is related to the Company’s international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and its joint-venture partner HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a prepayment on the Original Loan based on the Company’s 50% equity interest in the JV. The prepayment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate of the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF is responsible for the related interest expense payments on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense paid related to the New Loan has been included in non-controlling interests in the condensed consolidated balance sheets. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015.

(4)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2018 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	September 30, 2018	December 31, 2017
Current assets	$2,629	$1,540
Non-current assets	99,463	103,407
Total assets	$102,092	$104,947

Current liabilities	$3,196	$2,718
Non-current liabilities	65,065	66,367
Total liabilities	$68,261	$69,085

Distribution joint ventures (1)	September 30, 2018	December 31, 2017
Current assets	$504,470	$389,687
Non-current assets	101,292	90,972
Total assets	$605,762	$480,659

Current liabilities	$268,543	$188,700
Non-current liabilities	4,453	9,201
Total liabilities	$272,996	$197,901

_____________________

(1)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings attributable to non-controlling interests	$15,323	$14,520	$50,504	$41,025
Distributions to:
HF Logistics-SKX, LLC	1,085	1,048	3,292	3,091
Skechers China Limited	7,270	—	12,660	4,710
Skechers Retail India Private Limited	—	—	68	—
Skechers Southeast Asia Limited	2,025	1,347	2,025	1,347
Skechers Hong Kong Limited	618	199	618	199
Contributions from:
Skechers Footwear Ltd. (Israel)	—	—	—	46

(5)	STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2018, no shares of Class B Common stock were converted into shares of Class A common stock. During the nine months ended September 30, 2018, 381,876 shares of Class B common stock were converted into shares of Class A common stock. During the three and nine months ended September 30, 2017, no shares of Class B common stock were converted into shares of Class A common stock.

The following table reconciles equity attributable to non-controlling interests (in thousands):

	Nine Months Ended September 30,
	2018	2017
Non-controlling interests, beginning of period	$119,147	$81,881
Net earnings	50,504	41,025
Foreign currency translation adjustment	(8,120)	3,288
Capital contributions	—	46
Capital distributions	(18,663)	(9,347)
Non-controlling interests, end of period	$142,868	$116,893

(6)	SHARE REPURCHASE PROGRAM

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. As of September 30, 2018, there was $92.0 million remaining to repurchase shares under the Share Repurchase Program. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time.

The following table provides a summary of the Company’s stock repurchase activities during the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Shares repurchased	1,406,591	1,993,163
Average cost per share	$28.46	$29.11
Total cost of shares repurchased (in thousands):	$40,028	$58,027

(7)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per share	2018	2017	2018	2017
Net earnings attributable to Skechers U.S.A., Inc.	$90,728	$92,310	$253,663	$245,840
Weighted average common shares outstanding	155,766	155,824	156,238	155,502
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.58	$0.59	$1.62	$1.58

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per share	2018	2017	2018	2017
Net earnings attributable to Skechers U.S.A., Inc.	$90,728	$92,310	$253,663	$245,840

Weighted average common shares outstanding	155,766	155,824	156,238	155,502
Dilutive effect of nonvested shares	532	917	743	774
Weighted average common shares outstanding	156,298	156,741	156,981	156,276

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.58	$0.59	$1.62	$1.57

There were 407,267 and 335,885 shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2018 because they are antidilutive. There were 25,556 and 51,470 shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2017 because they are antidilutive.

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

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share‑based compensation expense was $7.6 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively.  Share-based compensation expense was $23.6 million and $21.7 million for the nine months ended September 30, 2018 and 2017, respectively. During the three and nine months ended September 30, 2018, the Company redeemed 7,899 and 308,155 shares of Class A Common Stock for $0.2 million and $11.4 million to satisfy employee tax withholding requirements. No shares were redeemed during the three and nine months ended September 30, 2017.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the nine months ended September 30, 2018 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2017	2,303,557	$26.25
Granted	1,798,500	38.14
Vested	(820,283)	22.63
Cancelled	(121,333)	29.56
Nonvested at September 30, 2018	3,160,441	33.82

As of September 30, 2018, there was $82.4 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.8 years.

(b)	Stock Purchase Plan

On April 17, 2017, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which the Company’s stockholders approved on May 23, 2017. The 2018 Employee Stock Purchase Plan provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the Class A Common Stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2018 ESPP generally provides for two six-month purchase periods every twelve months: June 1 through November 30 and December 1 through May 31, except that the initial purchase period under the 2018 ESPP had a duration of five months, commencing on January 1, 2018 and ending on May 31, 2018. Eligible employees participating in the 2018 ESPP will, for a purchase period, be able to invest up to 15% of their compensation through payroll deductions during each purchase period. A total of 5,000,000 shares of Class A Common Stock are available for issuance under the 2018 ESPP.

(9)	INCOME TAXES

Income tax expense and the effective tax rate for the three and nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense	$16,821	$11,030	$45,521	$42,546
Effective tax rate	13.7%	9.4%	13.0%	12.9%

The tax provisions for the three and nine months ended September 30, 2018 and 2017 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its effective tax rate to be between 13% to 15% for 2018, which implies a fourth quarter effective tax rate of between 17% and 20%. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 34%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 26%.  Due to the enactment of Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three and nine months ended September 30, 2018.

The U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 118, (“SAB 118”), which provides guidance on accounting for certain tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). For the nine months ended September 30, 2018, the Company obtained additional information which reduced the Company’s provisional accounting for certain tax effects of the Tax Act by $10.9 million, from $99.9 million as reported at December 31, 2017, to $89.0 million at September 30, 2018. Any subsequent adjustment to certain accounting for the tax effects of the Tax Act will be recorded to current tax expense during the quarter of 2018 when the analysis is completed.

For both the three months and nine months ended September 30, 2018, the increase in the effective tax rate was due to increased U.S. tax on foreign earnings resulting from changes in U.S. tax law under the Tax Act.

As of September 30, 2018, the Company had approximately $802.8 million in cash and cash equivalents, of which $405.0 million, or 50.5%, was held outside the U.S. Of the $405.0 million held by the Company’s non-U.S. subsidiaries, approximately $235.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of September 30, 2018.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s provisional Transition Tax liability, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of September 30, 2018. Because of the need for cash for operating capital and continued overseas expansion, the Company also does not foresee the need for any of its foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes.

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

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $204.2 million and $206.1 million before allowances for bad debts, sales returns and chargebacks at September 30, 2018 and December 31, 2017, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $325.3 million and $251.0 million before allowance for bad debts, sales returns and chargebacks at September 30, 2018 and December 31, 2017, respectively. The Company’s credit losses attributable to write-offs for the three months ended September 30, 2018 and 2017 were $2.2 million and $5.7 million, respectively. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2018 and 2017 were $6.4 million and $7.9 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.443 billion and $1.273 billion at September 30, 2018 and December 31, 2017, respectively.

The Company’s net sales to its five largest customers accounted for approximately 10.6% and 11.4% of total net sales for the three months ended September 30, 2018 and 2017, respectively. The Company’s net sales to its five largest customers accounted for approximately 10.5% and 12.5% of total net sales for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Manufacturer #1	11.1%	17.0%	11.3%	19.8%
Manufacturer #2	10.1%	10.4%	10.7%	10.8%
Manufacturer #3	6.8%	9.8%	9.1%	9.0%
Manufacturer #4	6.7%	5.6%	5.4%	5.9%
Manufacturer #5	5.6%	5.1%	5.4%	4.3%
	40.3%	47.9%	41.9%	49.8%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Domestic wholesale	$285,406	$294,127	$991,658	$993,664
International wholesale	531,123	475,177	1,573,955	1,323,688
Retail	359,866	325,525	995,657	876,219
Total	$1,176,395	$1,094,829	$3,561,270	$3,193,571

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross profit:
Domestic wholesale	$110,572	$110,693	$372,166	$376,502
International wholesale	240,056	219,260	752,336	594,898
Retail	213,238	190,034	583,424	513,406
Total	$563,866	$519,987	$1,707,926	$1,484,806

	September 30, 2018	December 31, 2017
Identifiable assets:
Domestic wholesale	$1,340,561	$1,259,119
International wholesale	1,262,200	1,116,928
Retail	401,714	359,035
Total	$3,004,475	$2,735,082

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Additions to property, plant and equipment:
Domestic wholesale	$10,654	$5,418	$28,320	$8,699
International wholesale	13,711	14,461	31,118	45,884
Retail	12,126	5,782	37,871	47,580
Total	$36,491	$25,661	$97,309	$102,163

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales (1):
United States	$523,281	$514,235	$1,648,642	$1,595,078
Canada	44,646	46,979	146,080	133,362
Other international (2)	608,468	533,615	1,766,548	1,465,131
Total	$1,176,395	$1,094,829	$3,561,270	$3,193,571

	September 30, 2018	December 31, 2017
Property, plant and equipment, net:
United States	$392,891	$382,426
Canada	9,730	9,888
Other international (2)	162,774	149,287
Total	$565,395	$541,601

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

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended September 30, 2018 and 2017, the Company made contributions of $251,000 and $250,000 respectively, to the Foundation. During the nine months ended September 30, 2018 and 2017, the Company made contributions of $751,000 and $750,000 to the Foundation respectively.

(13)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2018, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

FINANCIAL OVERVIEW

Our net sales for the three months ended September 30, 2018 were $1.176 billion, an increase of $81.6 million, or 7.5%, as compared to net sales of $1.095 billion for the three months ended September 30, 2017. This increase was primarily attributable to increased sales from our international wholesale and global retail businesses, and was partially offset by a decrease in our domestic wholesale segment. Gross margins increased to 47.9% for the three months ended September 30, 2018 from 47.5% for the same period in the prior year primarily due to higher domestic wholesale and retail gross margins. Net earnings attributable to Skechers U.S.A., Inc. were $90.7 million for the three months ended September 30, 2018, a decrease of $1.6 million, or 1.7%, compared to net earnings of $92.3 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2018 were $0.58, which reflected a 1.7% decrease from the $0.59 diluted net earnings per share reported in the same prior-year period. The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2018 was primarily due to increased general and administrative expenses of $37.8 million, of which $7.5 million related directly to support our growth in China, and a higher effective tax rate all of which were partially offset by increased net sales and higher gross margins. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e‑commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended September 30,
	2018	2017
Percentage of revenues by segment:
Domestic wholesale	24.3%	26.9%
International wholesale	45.1%	43.4%
Retail	30.6%	29.7%
Total	100.0%	100.0%

As of September 30, 2018, we owned and operated 681 stores, which included 465 domestic retail stores and 216 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first nine months of 2018, we opened one domestic concept store, one domestic outlet store, 18 domestic warehouse stores, 12 international concept stores, seven international outlet stores, and one international warehouse store. In addition, we closed four domestic concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2018 and in 2019, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices to increase product count for all customers, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) strategically expanding our global retail distribution channel by opening another 10 to 15 Company-owned retail stores during the remainder of the year, and (v) expanding our product distribution infrastructure in China.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Net sales	$1,176,395	100.0%	$1,094,829	100.0%	$3,561,270	100.0%	$3,193,571	100.0%
Cost of sales	612,529	52.1	574,842	52.5	1,853,344	52.0	1,708,765	53.5
Gross profit	563,866	47.9	519,987	47.5	1,707,926	48.0	1,484,806	46.5
Royalty income	4,860	0.4	2,917	0.3	15,732	0.4	10,368	0.3
	568,726	48.3	522,904	47.8	1,723,658	48.4	1,495,174	46.8
Operating expenses:
Selling	90,138	7.7	89,559	8.2	288,606	8.1	263,318	8.2
General and administrative	354,676	30.1	316,852	28.9	1,080,984	30.4	904,631	28.4
	444,814	37.8	406,411	37.1	1,369,590	38.5	1,167,949	36.6
Earnings from operations	123,912	10.5	116,493	10.7	354,068	9.9	327,225	10.2
Interest income	3,008	0.3	780	0.1	6,280	0.2	1,574	—
Interest expense	(1,199)	(0.1)	(1,560)	(0.1)	(3,742)	(0.1)	(4,895)	(0.1)
Other, net	(2,849)	(0.3)	2,147	0.1	(6,918)	(0.2)	5,507	0.2
Earnings before income tax expense	122,872	10.4	117,860	10.8	349,688	9.8	329,411	10.3
Income tax expense	16,821	1.4	11,030	1.0	45,521	1.3	42,546	1.3
Net earnings	106,051	9.0	106,830	9.8	304,167	8.5	286,865	9.0
Less: Net earnings attributable to non- controlling interests	15,323	1.3	14,520	1.4	50,504	1.4	41,025	1.3
Net earnings attributable to Skechers U.S.A., Inc.	$90,728	7.7%	$92,310	8.4%	$253,663	7.1%	$245,840	7.7%

THREE MONTHS ENDED September 30, 2018 COMPARED TO THREE MONTHS ENDED September 30, 2017

Net sales

Net sales for the three months ended September 30, 2018 were $1.176 billion, an increase of $81.6 million, or 7.5%, as compared to net sales of $1.095 billion for the three months ended September 30, 2017. The increase in net sales came from our international wholesale and global retail businesses from our Women’s and Men’s Sport, Men’s U.S.A., You by Skechers, and Cali divisions partially offset by a decrease in our domestic wholesale segment.

Our domestic wholesale net sales decreased $8.7 million, or 3.0%, to $285.4 million for the three months ended September 30, 2018 from $294.1 million for the three months ended September 30, 2017. The decrease in the domestic wholesale segment’s net sales was primarily the result of a 4.4% decrease in average price per pair offset by a 1.5% unit sales volume increase to 12.8 million pairs for the three months ended September 30, 2018 from 12.6 million pairs for the same period in 2017. The decrease in our domestic wholesale segment was also attributable to decreased sales to the off-price channel. The average selling price per pair within the domestic wholesale decreased to $22.24 per pair for the three months ended September 30, 2018 compared to $23.27 per pair for the same period last year, which was primarily attributable to a product sales mix with lower average selling prices.

Our international wholesale segment sales increased $55.9 million, or 11.8%, to $531.1 million for the three months ended September 30, 2018 compared to sales of $475.2 million for the three months ended September 30, 2017. Our international wholesale sales consist of direct sales – those we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct subsidiary sales increased $45.8 million, or 11.8%, to $434.3 million for the three months ended September 30, 2018 compared to net sales of $388.5 million for the three months ended September 30, 2017. The largest sales increases during the quarter came from several of our European subsidiaries and our joint ventures in China and India, primarily due to increased sales of product from on-line channels. Our distributor sales increased $10.1 million to $96.8 million for the three months ended September 30, 2018, an 11.6% increase from sales of $86.7 million for the three months ended September 30, 2017. The increase was primarily due to increased sales to our distributors in the United Arab Emirates (“U.A.E.”), Russia and Turkey.

Our retail segment sales increased $34.4 million to $359.9 million for the three months ended September 30, 2018, a 10.5% increase over sales of $325.5 million for the three months ended September 30, 2017. The increase in retail sales was primarily attributable to operating an additional net 58 stores and increased comparable store sales of 1.9% resulting from increased sales across several key divisions, including Women’s and Men’s Sport, Men’s USA and Skecher Street divisions. During the third quarter of 2018, we opened one domestic outlet store, five domestic warehouse stores, five international concept stores, one international outlet store, and one international warehouse store. For the three months ended September 30, 2018, our domestic retail sales increased 8.1% compared to the same period in 2017, which was primarily attributable to positive comparable domestic store sales of 3.0% and a net increase of 16 domestic stores. Our international retail store sales increased 15.7% compared to the same period in 2017, which was primarily attributable to a net increase of 20 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended September 30, 2018 increased $43.9 million, or 8.4%, to $563.9 million as compared to $520.0 million for the three months ended September 30, 2017. Gross profit as a percentage of net sales, or gross margins, increased to 47.9% for three-month period ended September 30, 2018 from 47.5% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $0.1 million to $110.6 million for the three months ended September 30, 2018 as compared to $110.7 million for the three months ended September 30, 2017, primarily due to lower sales partially offset by higher gross margins. Domestic wholesale margins increased to 38.7% for the three months ended September 30, 2018 from 37.6% for the three months ended September 30, 2017 primarily from product sales mix with higher average gross margins.

Gross profit for our international wholesale segment increased $20.8 million, or 9.5%, to $240.1 million for the three months ended September 30, 2018 as compared to $219.3 million for the three months ended September 30, 2017. International wholesale gross margins were 45.2% for the three months ended September 30, 2018 compared to 46.1% for the three months ended September 30, 2017. Gross margins for our direct subsidiary sales decreased to 49.8% for the three months ended September 30, 2018 compared to 50.6% for the three months ended September 30, 2017. The decrease in international wholesale gross margins was primarily attributable a negative foreign currency exchange rates from a stronger U.S. dollar.  Gross margins for our distributor sales were 24.5% for the three months ended September 30, 2018 compared to 26.3% for the three months ended September 30, 2017, which was due to a product sales mix with lower average gross margins.

Gross profit for our retail segment increased $23.2 million, or 12.2%, to $213.2 million for the three months ended September 30, 2018 as compared to $190.0 million for the three months ended September 30, 2017. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 59.3% for the three months ended September 30, 2018 as compared to 58.4% for the three months ended September 30, 2017. Gross margins for our domestic stores, which includes e-commerce, were 62.8% and 60.6% for the three months ended September 30, 2018 and 2017, respectively. The increase in domestic retail gross margins was primarily due to less discounting. Gross margins for our international stores were 52.3% for the three months ended September 30, 2018 as compared to 53.8% for the three months ended September 30, 2017. The decrease in international retail gross margins was primarily attributable to negative foreign currency exchange rates from a stronger U.S. dollar.

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

Selling expenses

Selling expenses increased by $0.5 million, or 0.6%, to $90.1 million for the three months ended September 30, 2018 from $89.6 million for the three months ended September 30, 2017. As a percentage of net sales, selling expenses were 7.7% and 8.2% for the three months ended September 30, 2018 and 2017, respectively.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs. Selling expenses are not allocated to segments.

General and administrative expenses

General and administrative expenses increased by $37.8 million, or 11.9%, to $354.7 million for the three months ended September 30, 2018 from $316.9 million for the three months ended September 30, 2017. As a percentage of sales, general and administrative expenses were 30.1% and 28.9% for the three months ended September 30, 2018 and 2017, respectively. The $37.8 million increase in general and administrative expenses was primarily attributable to approximately $13.4 million related to supporting our international wholesale operations due to increased sales volumes and expansion, and $13.3 million of additional operating expenses attributable to opening and operating 20 new international retail stores and 16 new domestic retail stores, since September 30, 2017. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $2.1 million to $61.5 million for the three months ended September 30, 2018 as compared to $59.4 million for the same period in the prior year. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

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

Other income (expense)

Interest income increased $2.2 million to $3.0 million for the three months ended September 30, 2018, as compared to $0.8 million at September 30, 2017.  The increase in interest income was due primarily due to increased interest rates and higher average cash and investment balances as compared to the prior year period. Interest expense decreased by $0.4 million to $1.2 million for the three months ended September 30, 2018 compared to $1.6 million for the same period in 2017. Interest expense decreased primarily due to reduced interest paid to our foreign manufacturers. Other expense increased $4.9 million to $2.8 million for the three months ended September 30, 2018 as compared to other income of $2.1 million for the same period in 2017. The increase in other expense was primarily attributable to foreign currency exchange loss of $2.0 million for the three months ended September 30, 2018, as compared to a foreign currency exchange gain of $1.7 million for the three months ended September 30, 2017. This increase foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany investments in our non-U.S. subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2018	2017
Income tax expense	$16,821	$11,030
Effective tax rate	13.7%	9.4%

The tax provisions for the three months ended September 30, 2018 and 2017 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate to be between 13% and 15% for the full year, which implies a fourth quarter effective rate of between 17% and 20%. Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%.

For the three months ended September 30, 2018, the increase in the effective tax rate was primarily due to increased U.S. tax on foreign earnings resulting from changes in U.S. tax law under the Tax Act.

As of September 30, 2018, we had approximately $802.8 million in cash and cash equivalents, of which $405.0 million, or 50.5%, was held outside the U.S. Of the $405.0 million held by our non-U.S. subsidiaries, approximately $235.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of September 30, 2018.

Our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of our share repurchase program and the need to provide payment of our provisional Transition Tax liability, we may begin repatriating certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of September 30, 2018. Because of the need for cash for operating capital and continued overseas expansion, we also do not foresee the need for any of our foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended September 30, 2018 increased $0.8 million to $15.3 million as compared to $14.5 million for the same period in 2017 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

NINE MONTHS ENDED September 30, 2018 COMPARED TO NINE MONTHS ENDED September 30, 2017

Net sales

Net sales for the nine months ended September 30, 2018 were $3.561 billion, an increase of $367.7 million, or 11.5%, as compared to net sales of $3.194 billion for the nine months ended September 30, 2017. The increase in net sales came from our international wholesale and global retail businesses, which were partially offset by lower sales in our domestic wholesale segment.

Our domestic wholesale net sales decreased $2.0 million, or 0.2%, to $991.7 million for the nine months ended September 30, 2018 from $993.7 million for the nine months ended September 30, 2017. The decrease in the domestic wholesale segment’s net sales was primarily the result of a 4.9% decrease in average price per pair partially offset by a 4.9% unit sales volume increase to 47.0 million pairs for the nine months ended September 30, 2018 from 44.8 million pairs for the same period in 2017. The decrease in our domestic wholesale segment was primarily attributable to decreased sales to our off-price customers. The average selling price per pair within the domestic wholesale segment decreased $1.08 to $21.10 per pair for the nine months ended September 30, 2018 from $22.18 per pair for the same period in 2017, which was attributable to a product sales mix with lower average selling prices.

Our international wholesale segment sales increased $250.3 million, or 18.9%, to $1.574 billion for the nine months ended September 30, 2018 compared to sales of $1.324 billion for the nine months ended September 30, 2017. Direct subsidiary sales increased $263.1 million, or 24.5%, to $1,335.4 million for the nine months ended September 30, 2018 compared to net sales of $1.072 billion for the nine months ended September 30, 2017. The largest sales increases during the period came from our subsidiaries in Germany and our joint ventures in China and India, primarily due to increased sales of product in our on-line channels and increased third-party points of sale. Our distributor sales decreased $12.9 million to $238.5 million for the nine months ended September 30, 2018, a 5.1% decrease from sales of $251.4 million for the nine months ended September 30, 2017. The decrease was primarily due to decreased sales to our distributors in the U.A.E., Australia and New Zealand.

Our retail segment sales increased $119.5 million to $995.7 million for the nine months ended September 30, 2018, a 13.6% increase over sales of $876.2 million for the nine months ended September 30, 2017. The increase in retail sales was primarily attributable to increased comparable store sales of 4.5% resulting from increased sales of product from our Women’s and Men’s Sport, Men’s USA and Kids’ divisions. During the nine months ended September 30, 2018, we opened one domestic concept store, one domestic outlet store, 18 domestic warehouse stores, 12 international concept stores, and seven international outlet stores, and one international warehouse store. We closed four domestic concept stores. For the nine months ended September 30, 2018, our domestic retail sales increased 9.2% compared to the same period in 2017, which was primarily attributable to positive comparable domestic store sales of 3.4% and a net increase of 29 domestic stores during the nine months ended September 30, 2018. Our international retail store sales increased 23.2%, which was primarily attributable to positive comparable international store sales of 7.4% and a net increase of 29 international stores when compared to the prior year period.

Gross profit

Gross profit for the nine months ended September 30, 2018 increased $223.1 million to $1.708 billion as compared to $1.485 billion for the nine months ended September 30, 2017. Gross profit as a percentage of net sales, or gross margin, increased to 48.0% for the nine months ended September 30, 2018 from 46.5% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $4.3 million, or 1.2%, to $372.2 million for the nine months ended September 30, 2018 compared to $376.5 million for the nine months ended September 30, 2017, primarily attributable lower average margins and sales. Domestic wholesale margins decreased to 37.5% for the nine months ended September 30, 2018 from 37.9% for the same period in the prior year. The decrease in domestic wholesale margins was primarily attributable to lower average selling prices.

Gross profit for our international wholesale segment increased $157.4 million, or 26.5%, to $752.3 million for the nine months ended September 30, 2018 compared to $594.9 million for the nine months ended September 30, 2017. International wholesale gross margins were 47.8% for the nine months ended September 30, 2018 compared to 44.9% for the nine months ended September 30, 2017. Gross margins for our direct subsidiary sales increased to 51.8% for the nine months ended September 30, 2018 as compared to 49.2% for the nine months ended September 30, 2017, which was primarily attributable to a product mix with sales of more products with higher margins. Gross margins for our distributor sales were 25.7% for the nine months ended September 30, 2018 as compared to 26.6% for the nine months ended September 30, 2017.

Gross profit for our retail segment increased $70.0 million, or 13.6%, to $583.4 million for the nine months ended September 30, 2018 as compared to $513.4 million for the nine months ended September 30, 2017. Gross margins for all company-owned domestic and international stores and our e-commerce business were 58.6% for the nine months ended September 30, 2018 and September 30, 2017, respectively. Gross margin for our domestic stores was 61.1% for the nine months ended September 30, 2018 as compared to 60.5% for the nine months ended September 30, 2017. The increase in domestic retail gross margins was primarily attributable to higher margin product mix. Gross margins for our international stores were 53.6% and 54.5% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in international retail gross margins was primarily attributable to a product sales mix with lower margin products.

Selling expenses

Selling expenses increased by $25.3 million, or 9.6%, to $288.6 million for the nine months ended September 30, 2018 from $263.3 million for the nine months ended September 30, 2017. As a percentage of net sales, selling expenses were 8.1% and 8.2% for the nine months ended September 30, 2018 and 2017, respectively. The increase in selling expenses was primarily attributable to higher advertising expenses of $18.8 million to support our global growth and higher sales commissions of $5.3 million due to increased net sales for the nine months ended September 30, 2018.

General and administrative expenses

General and administrative expenses increased by $176.4 million, or 19.5%, to $1.081 billion for the nine months ended September 30, 2018 from $904.6 million for the nine months ended September 30, 2017. As a percentage of sales, general and administrative expenses were 30.4% and 28.4% for the nine months ended September 30, 2018 and 2017, respectively. The increase in general and administrative expenses was primarily attributable to $5.7 million in additional legal costs, $84.9 million related to supporting our international operations due to increased sales volumes and expansion into newer markets, $43.3 million of additional operating expenses attributable to operating 29 new international and 29 new domestic retail stores, since September 30, 2017. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $23.4 million to $191.4 million for the nine months ended September 30, 2018 from $168.0 million for the nine months ended September 30, 2017. The increase in warehousing costs was primarily due to increased sales volumes worldwide.

Other income (expense)

Interest income increased $4.7 million to $6.3 million for the nine months ended September 30, 2018, as compared to $1.6 million at September 30, 2017. The increase in interest income was due primarily due to increased interest rates and higher average cash and investment balances as compared to the prior year period. Interest expense decreased $1.2 million to $3.7 million for the nine months ended September 30, 2018 compared to $4.9 million for the same period in 2017. Interest expense decreased primarily due to reduced interest paid to our foreign manufacturers. Other expense increased $12.4 million to $6.9 million for the nine months ended September 30, 2018 as compared to other income of $5.5 million for the same period in 2017 due to increased foreign currency exchange losses. The increase in other expense was primarily attributable to foreign currency exchange loss of $6.0 million for the nine months ended September 30, 2018, as compared to a foreign exchange gain of $5.7 million for the nine months ended September 30, 2017. This increased foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany investments in our foreign subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Income tax expense	$45,521	$42,546
Effective tax rate	13.0%	12.9%

The tax provisions for the nine months ended September 30, 2018 and 2017 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate its effective tax rate to be between 13% and 15% for the full year, which implies a fourth quarter effective tax rate of between 17% and 20%.  Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 34%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%.

For the nine months ended September 30, 2018, the increase in the effective tax rate was due to increased U.S. tax on foreign earnings resulting from changes in U.S. tax law under the Tax Act.

As of September 30, 2018, we had approximately $802.8 million in cash and cash equivalents, of which $405.0 million, or 50.5%, was held outside the U.S. Of the $405.0 million held by our non-U.S. subsidiaries, approximately $235.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of September 30, 2018.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the nine months ended September 30, 2018 increased $9.5 million to $50.5 million as compared to $41.0 million for the same period in 2017 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at September 30, 2018 was $1.616 billion, an increase of $108.4 million from working capital of $1.508 billion at December 31, 2017. Our cash and cash equivalents at September 30, 2018 were $802.8 million, compared to $736.4 million at December 31, 2017.  The increase in cash and cash equivalents of $66.4 million, after consideration of the effect of exchange rates, was the result of $23.5 million due to the reclassification of our return reserve, decreased inventories of $99.3 million, an increase in accounts payable of $48.3 million and our net earnings of $304.2 million which were partially offset by an increase in accounts receivables of $143.7 million. Our short-term and long-term investments were $87.3 million and $91.1 million, respectively at September 30, 2018. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses, and capital expenditures.

Operating Activities

For the nine months ended September 30, 2018, net cash provided by operating activities was $412.8 million as compared to $175.5 million for the nine months ended September 30, 2017. The $237.3 million increase in cash flows provided by operating activities for the nine months ended September 30, 2018, primarily resulted from an increase in cash flows generated from accounts payable of $73.5 million from reduced inventory purchases, a decrease in cash used by accounts receivable of $20.6 million from increased cash collections, and an increase in cash generated by higher net earnings of $17.3 million.

Investing Activities

Net cash used in investing activities was $258.3 million for the nine months ended September 30, 2018 as compared to $103.9 million for the nine months ended September 30, 2017. The $154.4 million increase in net cash used in investing activities for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily the result of a net increase in purchases and maturities of investments of $159.4 million, offset by lower capital expenditures of $4.9 million. Capital expenditures were $97.3 million for the nine months ended September 30, 2018 primarily consisted of $37.9 million for new store openings and remodels and $31.1 million to support our international wholesale operations. This was compared to capital expenditures of $102.2 million for the nine months ended September 30, 2017, which consisted of $56.5 million for new store openings and remodels and $3.1 million paid for equipment costs for increased automation at our European Distribution Center. We expect our ongoing capital expenditures for the remainder of 2018 to be approximately $20.0 million to $25.0 million, which includes opening an additional 10 to 15 Company-owned retail stores and several store remodels and investments in our international operations. Except for capital expenses related to enhancing our distribution capabilities, we expect to fund our capital expenditures through existing cash balances, investment balances and cash from operations.

Financing Activities

Net cash used in financing activities was $79.1 million during the nine months ended September 30, 2018 compared to $2.5 million in net cash provided by financing activities during the nine months ended September 30, 2017. The $81.6 million increase in cash used in financing activities for the nine months ended September 30, 2018 as compared to the same period in the prior year is primarily attributable to repurchases of our Class A common stock of $58.0 million, and increased payments for taxes related to net share settlement of equity awards of $11.4 million and distribution to non-controlling interest of $18.7 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. As of September 30, 2018, there was $92.0 million available under the Share Repurchase Program.

Financing Arrangements

On September 29, 2018, through a subsidiary of our Chinese joint-venture (“the Subsidiary”), we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement will be used to finance the construction of our distribution center in China.  Interest will be paid quarterly. The interest rate will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.  As of September 30, 2018 there was $2.8 million outstanding under this credit facility, which is classified as short-term borrowings in our consolidated balance sheets.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of September 30, 2018, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of September 30, 2018, is related to our international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $65.5 million outstanding under the Amended Loan Agreement, of which $1.5 million and $64.0 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of September 30, 2018.

As of September 30, 2018, outstanding short-term and long-term borrowings were $87.0 million, of which $65.8 million relates to loans for our domestic distribution center and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants under the Amended Loan Agreement and the Credit Agreement as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash and investment balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through November 30, 2019. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the success of our international operations, the costs of expanding our product distribution infrastructure in China, available borrowings under our China DC Loan Agreement, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with building new corporate offices, any potential acquisitions of other brands or companies, and the number and timing of new store openings and the amount of share repurchases. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CONTRACTUAL OBLIGATIONS

On October 19, 2018, through a subsidiary of our Chinese joint venture (“the Subsidiary”), we entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (“the China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of our distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2019.  The Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the Subsidiary. The obligations of the Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2018.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2017 and the first nine months of 2018, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of September 30, 2018, we have $12.7 million and $68.3 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.3 million for the quarter ended September 30, 2018. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2018. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest, our domestic distribution center loan is based on the one month LIBOR, and our China DC Loan and China DC Revolving Loan are based on variable-rates provided by the People’s Bank of China. Changes in the prime rate of interest or the LIBOR interest rate will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of September 30, 2018 to hedge the cash flows on our $65.5 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $65.5 million at September 30, 2018. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $15.4 million and a cumulative foreign currency translation gain of $8.6 million for the nine months ended September 30, 2018 and 2017, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2018 would have reduced the values of our net investments by approximately $28.2 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. — On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toes and Bobs canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs canvas shoes do not infringe.  On June 26, 2017, we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018 the Court requested supplemental briefing on certain issues.  On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated the ITC’s ruling and remanded the matter back to the ITC for further proceedings. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc.— On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted in late 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings.  On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing.   A claim construction hearing was held on August 28, 2018 and we are currently waiting for a ruling.  While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  On April 4, 2018, the plaintiffs filed an amended and consolidated complaint and on July 24, 2018 plaintiffs filed a second amended and consolidated complaint.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

Laborers Local 235 Benefit Fund v. Skechers USA, Inc. Robert Greenberg, David Weinberg and John Vandemore -  On September 4, 2018, Laborers Local 235 Benefit Fund filed a securities class action on behalf of itself and purportedly on behalf of other shareholders who purchased the company’s stock between October 20, 2017 and July 19, 2018 (the “Class Period”), against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:18-cv-8039.  The complaint alleges that throughout the Class Period we made materially false statements or omissions of material fact regarding our sales growth and controlling expenses in an effort to artificially inflate the price of our stock for the personal gain of the Company’s founding family.  On October 17, 2018, a copycat case named Steven S. Fishman v. Skechers USA, Inc. et al. was filed with nearly identical allegations in the United States District Court for the Southern District of New York, 1:18-CV-09510.  Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of these legal proceeding or whether an adverse result in these case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend these matters vigorously.

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

Ealeen Wilk v. Skechers U.S.A., Inc. — On September 10, 2018, Ealeen Wilk filed a putative class action lawsuit against our company in the United States District Court for the Central District of California, Case No. 5:18-cv-01921, alleging violations of the California Labor Code, including unpaid overtime, unpaid wages due upon termination and unfair business practices. The complaint seeks actual, compensatory, special and general damages; penalties and liquidated damages; restitutionary and injunctive relief; attorneys’ fees and costs; and interest as permitted by law. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

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

Possible New Tariffs That Might Be Imposed By The United States Government Could Have A Material Adverse Effect On Our Results Of Operations.

Recently, the United States government announced tariffs on certain steel and aluminum products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods imported from the United States. In September 2018, the United States Government placed additional tariffs of approximately $200 billion on goods imported from China. These tariffs, which took effect on September 25, 2018, initially have been set at a level of 10 percent until the end of the year, at which point the tariffs will rise to 25 percent.  China has already imposed tariffs on a wide range of American products in retaliation for new tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to the proposal to increase tariffs on products imported from China. The majority of our products that we sell in the United States are manufactured in China. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. Any resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recently enacted tariffs will impact our business, the imposition of tariffs on footwear, apparel or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on footwear imported from China could have a material adverse effect on our business and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2018 and 2017, our net sales to our five largest customers accounted for approximately 10.5% and 12.5% of total net sales, respectively. No customer accounted for more than 10.0% of outstanding accounts receivable balance at September 30, 2018 or December 31, 2017. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2018 and 2017, the top five manufacturers of our manufactured products produced approximately 41.9% and 49.8% of our total purchases, respectively. One manufacturer accounted for 11.3% of total purchases for the nine months ended September 30, 2018 and the same manufacturer accounted for 19.8% of total purchases for the same period in 2017. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of September 30, 2018, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 76.4% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 14.0% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 30.3% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2018, Mr. Greenberg beneficially owned 35.5% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 46.0% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 19.5% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Issuer Purchases of Equity Securities

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended September 30, 2018.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program
July 31, 2018	223,938	$27.73	—	223,938	$125,791,000
August 31, 2018	821,475	$29.12	3,852	817,623	101,980,000
September 30, 2018	369,077	$27.42	4,047	365,030	91,973,000
Total	1,414,490	$28.45	7,899	1,406,591	$91,973,000

(1)

The Company repurchased 7,899 shares from certain employees to facilitate income tax withholding payments pertaining to restricted stock awards that vested during the three months ended September 30, 2018. Such shares were not repurchased pursuant to a publicly announced plan or program.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On September 29, 2018, through a subsidiary of our Chinese joint venture (“the Subsidiary”), we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”).  The proceeds from the China DC Loan Agreement will be used to finance the construction of our distribution center in China.  Interest will be paid quarterly.  The interest rate will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan, and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement.  The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.   As of September 30, 2018 there was $2.8 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets.

On October 19, 2018, through the Subsidiary, we entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (“the China DC Revolving Loan Agreement”). The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of our distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2019.  The Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the Subsidiary. The obligations of the Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1**

China DC Loan Agreement, dated September 29, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China.

10.2

Mortgage Contract, dated August 28, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China.

10.3

Guarantee Agreement, dated July 24, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China.

10.4**

Cooperative Agreement on Close Management of Fixed Asset Loan Project, dated September 29, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2018	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer