Form 10-K
period 2018-12-31
SKECHERS USA INC
filed 2019-03-01
CIK 1065837

Flicensint

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the Registrant was approximately $4.0 billion based upon the closing price of $30.01 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2019: 133,460,317.

The number of shares of Class B Common Stock outstanding as of February 15, 2019: 23,983,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2019 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

Skechers U.S.A., INC. and subsidiaries

table of contents TO ANNUAL REPORT ON form 10-k

for the year ended DECEMBER 31, 2018

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

SPECIAL NOTE ON Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected 2019 operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:

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

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under the Skechers Performance brand name. Our footwear reflects a combination of innovation, style, comfort, quality and value that appeals to a broad range of consumers. Our brands are sold through department and specialty stores, athletic and independent retailers, boutiques and internet retailers. In addition to wholesale distribution, our footwear is available at our e-commerce websites and our own retail stores. As of February 1, 2019, we owned and operated 113 concept stores, 170 factory outlet stores and 187 warehouse outlet stores in the United States, and 134 concept stores, 78 factory outlet stores, and 10 warehouse outlet stores internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our diversified product lines, innovative advertising and diversified distribution channels.

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

We believe that brand recognition is an important element for success in the footwear business. We have aggressively marketed our brands through comprehensive marketing campaigns for men, women and children. During 2018, the Skechers brand was supported by print, television, digital and outdoor campaigns for men and women; animated and live action kids’ television and digital campaigns; marathons and other events for Skechers Performance and BOBS from Skechers divisions. To further drive recognition, we have enlisted numerous celebrities, former and current athletes, and influencers to appear in our campaigns, including globally-known recording artists Camila Cabello; sports legends Sugar Ray Leonard, Howie Long, David Ortiz, and Tony Romo; and television personalities and actresses Brooke Burke-Charvet and Kelly Brook. For the Skechers Performance Division, we also had Olympians Meb Keflezighi, Kara Goucher, and Matt Kuchar; and professional golfers Ashlan Ramsey, Belen Mozo, Brooke Henderson, Russell Knox, Wesley Bryan, Billy Andrade, Colin Montgomerie and Edward Cheserek, who won 17 National Collegiate Athletic Association (“NCAA”) distance running titles.

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

In addition, Skechers designs and markets running and golf apparel under the Skechers Performance brand, as well as casual lifestyle apparel under the Skechers and BOBS brands. The apparel is primarily available at Skechers retail stores, but is also available to domestic wholesale accounts and select international partners.

Lifestyle Brands

Skechers USA. Our Skechers USA category for men and women includes: (i) Dress Casuals and Modern Comfort, (ii) Casuals, (iii) Casual Athletic, and (iv) seasonal sandals and boots. Styles are available in several fits including Classic Fit, Relaxed Fit, Wide Fit and Extra Wide.

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

Skechers Sport. Our Skechers Sport footwear collection for men and women includes: (i) lightweight sport athletic lifestyle products, (ii) classic athletic-inspired styles, (iii) sport sandals and booties, and (iv) retro and fashion. Many Skechers Sport styles are enhanced with comfort features such as Skechers Air-Cooled Memory Foam™ insoles, lightweight designs, flexible outsoles and soft uppers such as bio-engineered mesh, soft knit fabrics and stretchable woven materials. Known for bright, multi-colored and solid basic-colored uppers, Skechers Sport is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Styles are available in several fits including Classic Fit, Relaxed Fit, Wide Fit and Extra Wide.

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

•

Retro and fashion styles feature throwback fashionable profiles with sport-inspired features and trend-right silhouettes. At the forefront is the D’Lites® collection with iconic Skechers sneaker looks updated with contemporary Skechers Air-Cooled Memory Foam™ insoles for total comfort. Collaborations of our fashion collections like Skechers D’Lites X One Piece that features colorways from the popular manga series help generate buzz and expand awareness the brand.

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

For each pair of specially packaged BOBS from Skechers sold in the United States from September 1, 2015 through August 31, 2018, twenty-five cents was donated to Best Friends to help save the lives of dogs and cats in America’s shelters totaling more than $3.9 million dollars to Best Friends Animal Society. This helped more than 583,000 shelter pets in the United States, including saving the lives of more than 241,000 animals. Skechers also continues to donate new shoes to children in need through the BOBS program for which more than 15.6 million pairs of new kids’ shoes have been donated, including approximately 395,000 pairs in 2018.  The charitable shoes are primarily donated to charity partner Delivering Good, which then donates the shoes to various reputable charity organizations in the United States and around the world.

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

•

Skechers GOrun. Skechers GOrun is a collection of lightweight, flexible running shoes that feature a midfoot strike design for efficient running. Skechers GOrun Ride features similar designs to their GOrun counterparts, with enhanced cushioning for elevated comfort and support. Skechers GOrun Forza offers extra stability on long runs. The Skechers GOmeb collection includes the high-performance racing and training shoes worn by elite marathon runner Meb Keflezighi. These flagship lines, as well as other Skechers GOrun products, are marketed to serious runners and recreational runners alike, and are available in running stores as well as other retailers. Special limited-edition collections of key running styles are released to commemorate major marathon events in cities like New York, Houston and Los Angeles.

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

Skechers Kids

The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes, high-tops, sneakers and sandals, (ii) Skechers’ athletic-inspired sneakers with Memory Foam, (iii) Twinkle Toes, (iv) character supported collections, and (v) Lighted footwear.

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

•

Skechers’ lighted footwear collection for boys and girls includes multiple categories, featuring S-Lights and rechargeable technology with brands like Energy Lights by Skechers footwear. S-Lights combine patterns of lights on the outsoles and sides of the shoes, while Energy Lights by Skechers is a classic high-top or low-top sneaker with a rechargeable lighted outsole that features a variety of colors and light. Luminators feature an innovative illuminated mesh fabric upper for a bolder look.

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

Skechers Work

Skechers Work offers a complete line of men’s and women’s casuals such as field boots, hikers and athletic shoes, many of which may also include Skechers Memory Foam™. The Skechers Work line includes athletic-inspired, casual safety toe and non-slip safety toe categories that may feature lightweight aluminum safety toe, electrical hazard and slip-resistant technologies, as well as breathable, seam-sealed waterproof membranes. Designed for men and women working in jobs with certain safety requirements, these durable styles are constructed on high-abrasion, long-wearing soles, and feature breathable lining, oil- and abrasion-resistant outsoles offering all-day comfort and prolonged durability. The Skechers Work line incorporates design elements from other Skechers men’s and women’s lines. The uppers are comprised of high-quality leather, nubuck, trubuck and durabuck. Our safety toe athletic sneakers, boots, hikers and casuals are ideal for environments requiring safety footwear, and offer comfort and safety in dry or wet conditions. Our slip-resistant boots, hikers, athletics, casuals, clogs and comfortable Shape-ups are ideal for the service industry. The Skechers Healthcare Pro SR Series offers slip and stain resistant footwear with air-cooled memory foam in a wide range of colors for medical professionals.  Our safety toe products have been independently tested and certified to meet ASTM standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip-resistance. Skechers Work is typically sold through department stores, athletic footwear retailers and specialty shoe stores, and is marketed directly to consumers through business-to-business channels.

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

After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and embellishments, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our manufacturers for design prototypes. The design prototypes are then sent back to our design teams. Our major retail customers may also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. We also occasionally order limited production runs that may initially be tested in our concept stores with our test and react program, which gives us further insight into the strength of particular styles and allow our design teams to quickly modify and refine our designs. Generally, the production process can take six to nine months from design concept to commercialization.

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

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We source product for styles that account for a significant percentage of our net sales from at least five different manufacturers. During 2018, five of our contract manufacturers accounted for approximately 41.9% of total purchases. One manufacturer accounted for 12.8%, and another accounted for 10.1% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services or with the availability of raw materials.

We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our contract manufacturers. These facilities currently bear interest at a rate between 0.0% and 0.5% for 30- to 60-day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers. However, we have long-standing relationships with many of our contract manufacturers and believe our relationships to be good.

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

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture, through initial production runs, to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through a 343-person staff working from our offices in China and Vietnam. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law), nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation will be paid according to local law, and that the factory is in compliance with local safety regulations.

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

To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe will reach new markets. In 2018, our Skechers lifestyle endorsees included Camila Cabello, Brooke Burke-Charvet, Kelly Brook, Sugar Ray Leonard, Howie Long, David Ortiz, and Tony Romo. Our Skechers Performance Division 2018 endorsees included elite runner and Olympic medalist Meb Kelfezighi, elite runners Kara Goucher and Edward Cheserek, and professional golfers Matt Kuchar, Belen Mozo, Brooke Henderson, Ashlan Ramsey, Billy Andrade, Russell Knox, Wesley Bryan and Colin Montgomerie. Additionally, several international markets signed local ambassadors for marketing campaigns. Along with these global ambassadors, we also had local or regional ambassadors including pop groups for numerous countries in Asia.  From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

With a targeted approach, our print ads appear in popular fashion, lifestyle and pop culture publications in the United States and around the world.

Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2018, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids featuring our own action heroes, as well as live action commercials that appeal to older kids and tweens. We also had commercials for our golf collection lines that featured our elite golfers, and for our lifestyle lines that feature musicians, actors and retired athletes. We have found these to be cost-effective ways to advertise on key national and cable programming during high-selling seasons. In 2018, many of our television commercials were translated into multiple languages and aired in numerous markets around the world. Further, select markets have created television commercials specific to their market with local celebrities.

Outdoor. In an effort to reach consumers where they shop and in high-traffic areas as they travel to and from work, at times we execute outdoor campaigns that may include mall and telephone kiosks, billboards, transportation systems and airports, and the covering of large stadiums and buildings around the world. In many markets these now include LED billboards that broadcast our commercials. In addition, we advertised on perimeter boards at soccer matches and professional sporting events in Japan, Europe, Latin America and Canada. We believe these mediums are an effective and efficient way to target specific consumers.

Public Relations/Trend-Influenced Marketing. Our public relations objectives are to accurately position Skechers as a leading footwear brand within the business, general news and trade publications as well as to secure product placement in key magazines and television shows, and place our footwear on the feet of trend-setting influencers, celebrities and their families. We have been featured in leading business publications with interviews of our executives discussing our business strategy and position within the footwear market. We have amassed an array of prominent product placements in leading fashion, lifestyle, sports and pop culture magazines and websites. Additionally, we have partnered with influencers, bloggers and vloggers who have both appeared at events and posted on their social media channels about our footwear.

Social Media. With the goal of engaging with consumers, showcasing our product in relatable settings and relaying the latest news, we have built communities on Facebook, Twitter, Instagram, and YouTube in the United States and in countries around the world where our product is sold. To promote both our lifestyle and performance brands, we have developed several unique channels under Skechers®, Skechers Performance™, BOBS from Skechers and Mark Nason. The social platforms are divided into Skechers and Skechers Performance sites, as well as a BOBS page to feature our charitable footwear line. The online communities also connect consumers around the world, allowing an easy glimpse into trends and events in other countries. Additionally, many countries also utilize platforms specific to their market, such as Line in Japan and Weibo in China.

Promotions and Events. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways and collaborations with national retailers and radio stations. In 2018, we appeared at walks and at numerous marathons in Boston, New York, London, Paris, Santiago and other cities with Skechers Performance branded booths to allow runners the ability to try on and often buy our products. In 2018, the Skechers Performance Division was the footwear and apparel sponsor for the Houston Marathon, the title sponsor of the Skechers Performance Los Angeles Marathon, and the footwear sponsor for Ironman across Europe. Our products were made available to consumers directly or through key accounts at many of these events. In addition, we partnered with key accounts by donating BOBS footwear to children in need at donation events in cities throughout the United States which built our relationships with these accounts as well as the local communities.  As part of our BOBS for Dogs charity program we also partnered with Best Friends Animal Society, an organization dedicated to saving the lives of dogs and cats, in Strut your Mutt Dog donation events across the country.

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

Trade Shows. To showcase our diverse products to footwear buyers in the United States and Europe and to distributors around the world, we regularly exhibit at leading trade shows. Along with specialty trade shows, we exhibit at FFANY, The Licensing Show and Outdoor Retailer in the United States; MICAM, Gallery and ISPO in Europe; and other international shows.

Digital. In 2018, we launched marketing campaigns on YouTube, Facebook and Instagram, and launched digital campaigns in many international markets to coincide with key selling time periods.  We promote and sell our products through our e-commerce sites in the United States, Canada, United Kingdom, Germany, Spain, Chile and China, among other countries, as well as through non-ecommerce sites in many other countries. Our websites are a venue for dialog and feedback from customers about our products, which enhances the Skechers brand experience while driving sales through all our retail channels.

PRODUCT DISTRIBUTION CHANNELS

We have three reportable segments: domestic wholesale sales, international wholesale sales, and retail sales, which includes e-commerce sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores and online retailers. Internationally, our products are available through wholesale customers in more than 170 countries and territories via our global network of distributors, in addition to our subsidiaries in Asia, Europe, Canada, Central America and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. In addition, 18 distributors and 48 licensees have opened and operate 700 distributor-owned or -licensed Skechers retail stores and 1,813 licensee-owned Skechers retail stores, respectively, in over 170 countries as of December 31, 2018.

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

Retail stores and e-commerce. We pursue our retail store strategy through our three integrated retail formats: concept stores, factory outlet stores and warehouse outlet stores. Our three store formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results. We review all of our stores for impairment annually or more frequently if events or changes in circumstances require it. We prepare a summary of cash flows for each of our retail stores to assess potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 1, 2019, we owned and operated 113 concept stores, 170 factory outlet stores and 187 warehouse outlet stores in the United States, and 134 concept stores, 78 factory outlet stores, and 10 warehouse outlet stores internationally. We plan to open 70 to 80 new stores in 2019.

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

Our concept stores are located at marquee street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, 5th Avenue, SOHO, and 34th Street, in New York; Powell Street in San Francisco: Santa Monica’s Third Street Promenade; Ala Moana Center in Hawaii; South Beach Miami’s Lincoln Road and Las Vegas’ Grand Canal Shoppes at the Venetian. International locations include Oxford Street and Covent Garden in London; Buchanan Street in Glasgow; Princes Street in Edinburgh; Toronto’s Eaton Centre; Vancouver’s Pacific Centre; the Shinsaibashi shopping district of Osaka and Harajuku and Shibuya in Tokyo. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances.

The typical Skechers concept store is approximately 3,000 square feet, although in certain markets we have opened concept stores as large as 8,000 square feet or as small as 800 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities in North America, Europe, Central America, South America and Asia. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall, where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.

•	Factory Outlet Stores

Our factory outlet stores are generally located in manufacturers’ direct outlet centers in the United States and in select international markets. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 1,800 to 24,100 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points.

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

Store count, openings and closings for our domestic, international and consolidated joint venture stores are as follows:

	Number of Store Locations December 31, 2017	Opened during 2018	Closed during 2018	Number of Store Locations December 31, 2018
Domestic stores
Concept	117	1	(4)	114
Factory Outlet	170	1	—	171
Warehouse Outlet	162	23	—	185
Domestic stores total	449	25	(4)	470
International stores
Concept	120	14	—	134
Factory Outlet	67	11	—	78
Warehouse Outlet	9	1	—	10
International stores total	196	26	—	222
Joint venture stores
China Concept	55	21	(13)	63
China Factory Outlet	70	12	(14)	68
Hong Kong Concept	36	6	(3)	39
Hong Kong Outlet	4	—	—	4
India Concept	44	13	—	57
India Outlet	2	2	—	4
Israel Concept	7	3	—	10
Israel Outlet	—	2	—	2
South Korea Concept	6	4	(5)	5
South Korea Outlet	11	11	(5)	17
South East Asia Concept	22	1	(2)	21
South East Asia Outlet	5	2	—	7
Joint venture stores total	262	77	(42)	297
Total domestic, international and joint venture stores	907	128	(46)	989

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

Europe

We currently merchandise, market and distribute product in most of Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; Skechers USA Italia S.r.l., with its offices and showrooms in Milan, Italy; Skechers CEE, Kft. with its offices and showrooms in Budapest, Hungary as well as regional showrooms in Albania, Bosnia-Herzegovina, Bulgaria, Croatia, the Czech Republic, Kosovo, Macedonia, Moldova, Montenegro, Romania, Serbia, Slovakia and Slovenia. To accommodate our European subsidiaries’ operations, we operate a 1.3 million square-foot distribution center in Liege, Belgium.

Canada

We currently merchandise, market and distribute product in Canada through Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Rancho Belago, California. We have company-owned retail stores in key locations across Canada.

South America and Central America

We currently merchandise, market and distribute product in South America and Central America through the following subsidiaries: Skechers Do Brasil Calcados LTDA, with its offices and showrooms located in Sao Paulo, Brazil; Comercializadora Skechers Chile Limitada, with its offices and showrooms located in Santiago, Chile; Skechers Latin America LLC, with its offices and showrooms in Panama City, Panama as well as regional showrooms in Panama, Peru, Colombia and Costa Rica. Our Latin America subsidiary also distributes products in the Caribbean, Ecuador, Guatemala, El Salvador, Honduras and Nicaragua. Product sold in South America and Central America is primarily shipped directly from our contract manufacturers’ factories in China and Vietnam. We have retail stores in key locations such as Santiago, Panama City, Bogota, Lima and Sao Paulo.

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

India

We have a 51% interest in Skechers South Asia Private Limited and Skechers Retail India Private Limited, which are both joint ventures, that operate and generate net sales in India. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Bangalore, Mumbai and New Delhi. These joint ventures are consolidated in our financial statements.  In 2019, we entered into an agreement to purchase the minority interest in our India joint venture that we did not own for $82.5 million which will make our India joint venture a wholly owned subsidiary.

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

•Distributors and Licensees

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 22 distributors who sell our products to department, athletic and specialty stores. As of December 31, 2018, we also had agreements with 18 of these distributors and 48 licensees regarding 700 distributor-owned or licensed Skechers retail stores and 1,813 licensee-owned Skechers retail stores, respectively. Our distributors, licensees and franchisees own and operate the following retail stores in more than 170 countries around the world:

	Number of Store Locations December 31, 2017	Opened during 2018	Closed during 2018	Number of Store Locations December 31, 2018
Distributor, licensee and franchise stores
Africa Concept	46	8	(9)	45
Africa Outlet	—	1	—	1
Asia Concept	754	261	(67)	948
Asia Factory Outlet	334	105	(39)	400
Australasia Concept	60	7	—	67
Australasia Outlet	15	5	—	20
Central America Concept	7	2	—	9
Europe Concept	174	75	(43)	206
Europe Factory Outlet	15	10	—	25
Middle East Concept	148	10	(2)	156
Middle East Factory Outlet	4	—	—	4
North America Concept	64	5	—	69
North America Factory Outlet	17	—	—	17
South America Concept	25	4	—	29
Total distributor, licensee and franchise stores	1,663	493	(160)	1,996

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

For disclosure of financial information about geographic areas and segment information for our three reportable segments–domestic wholesale sales, international wholesale sales, and retail sales, see Note 19 – Segment and Geographic Reporting in the consolidated financial statements included in this annual report.

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

As of February 1, 2019, we had 22 active domestic and international licensing agreements in which we are the licensor. These include Skechers-branded kids’ apparel; bags, backpacks and lunch boxes; belts, wallets and watches; headwear, socks and shoe care; prescription and sunglass eyewear; outerwear, swimwear, underwear, sleepwear and medical scrubs; fitness, yoga and running accessories; consumer electronics; bicycles and safety gear and cold weather products. Additional category-specific collections include Skechers Sport apparel, bags, backpacks and headwear; Twinkle Toes backpacks, lunchboxes, do-it-yourself fashion kits, sunglasses and hair accessories; and Skechers Work socks. We also have BOBS for DOGS pet accessories in Petco. We have international licensing agreements for the design and distribution of men’s, women’s and kids’ apparel in the United Kingdom; socks throughout Europe; bags and backpacks in the Philippines, Taiwan, Australia, New Zealand, Europe and the Middle East; apparel, socks, headwear, bags, backpacks in Indonesia; apparel, socks, bags in Mexico; bags, backpacks, luggage, wallets, apparel, watches, medical scrubs and accessories in Latin America; and watches in the Philippines.

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

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 139 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 21 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets, and believe that they have significant value in marketing our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

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

COMPETITION

The global footwear industry is a competitive business. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our casual shoes and utility footwear compete with footwear offered by companies such as Columbia Sportswear Company, Converse by Nike, Inc., Deckers Outdoor Corporation, Kenneth Cole Productions Inc., Steven Madden, Ltd., The Timberland Company, V.F. Corporation and Wolverine World Wide, Inc. Our athletic lifestyle and performance shoes compete with footwear offered by companies such as Nike, Inc., adidas AG, Reebok International Ltd., Puma SE, ASICS America Corporation, New Balance Athletic Shoe, Inc. and Under Armour, Inc. The

intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for performance footwear, including the walking fitness category, constitute significant risk factors in our operations. Our children’s shoes compete with footwear offered by these companies and with other brands such as Stride Rite by Wolverine World Wide, Inc. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other factors. These and other competitors pose challenges to our market share in domestic and international markets. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of our competitors are larger, have been in existence for a longer period of time, have strong brand recognition, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

EMPLOYEES

As of January 31, 2019, we employed approximately 12,600 persons, of whom approximately 5,400 were employed on a full-time basis and approximately 7,200 were employed on a part-time basis, primarily in our retail stores. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

If any single style or group of similar styles of our footwear were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2018 or 2017. However, this may change in the future, and fluctuations in sales of any style representing a significant portion of our future net sales could have a negative impact on our operating results.

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

We Depend Upon A Relatively Small Group Of Customers For A Portion Of Our Sales.

During 2018, 2017 and 2016, our net sales to our five largest customers accounted for approximately 10.4%, 10.5% and 11.3% of total net sales, respectively. No customer accounted for more than 10.0% of our net sales during 2018, 2017 and 2016. No customer accounted for more than 10.0% of trade receivables at December 31, 2018 and 2017. These customers are primarily retailers who also distribute products for our competitors.  Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

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

Recent U.S. Tax Legislation May Materially Adversely Affect Our Financial Condition, Results of Operations and Cash Flows.

U.S. tax legislation enacted at the end of 2017 has significantly changed the U.S. federal income taxation of U.S. corporations, by reducing the U.S. corporate income tax rate, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (“Transition Tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing foreign tax credits, and introducing new anti-base-erosion provisions. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department (“Treasury”) and U.S. Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.

An Increase In Our Effective Tax Rate Could Have A Material Adverse Effect On Our Results Of Operations And Financial Position.

A significant amount of our foreign earnings are generated in low or zero tax jurisdictions.  As a result, our income tax expense has historically been lower than the tax computed at the U.S. statutory income tax rate.  Our future effective tax rates could be unfavorably affected by a number of factors, including but not limited to, changes in the tax rates or the tax rules and regulations (including rules and regulations related to recently enacted U.S. tax legislation), or in the interpretation thereof, in the jurisdictions in which we do business; decreases in the amount of earnings in countries with low statutory tax rates; increases in the amount of earnings in countries with high statutory tax rates; or if we need to make significant taxable distributions of foreign earnings for which foreign taxes have not been provided. An increase in our effective tax rate could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

Substantially all of our net sales during the year ended December 31, 2018, were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations, financial condition and cash flows.

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

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2018 and 2017, the top five manufacturers of our products produced approximately 41.9% and 47.5% of our total purchases, respectively. One manufacturer accounted for 12.8% and 17.9% of total purchases during 2018 and 2017, respectively. Another manufacturer accounted for 10.1% and 11.1% of our total purchases during 2018 and 2017, respectively. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines, or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries, or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, Skechers Sport®, Skechers USA®, D’Lites®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, Hyper Burst™, You by Skechers®, ®, ®, ®, Skechers Cali®, Relaxed Fit®, Skecher Street®, Air-Cooled Memory Foam®, Skechers Memory Foam™, Skech-Air®, BOBS®, Energy Lights®, S-Lights® and Twinkle Toes® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

As a routine part of our business, we utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, vendors and others. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, and the retail industry, in particular, has been the target of many recent cyber-attacks.  Although we take measures to safeguard this sensitive information, we may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

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

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2018, a substantial portion of our operations are located in California, including 99 of our retail stores, our headquarters in Manhattan Beach, and our domestic distribution center in Rancho Belago. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fire affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Two Principal Stockholders Are Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2018, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 77.0% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 13.4% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 30.6% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2018, Mr. Greenberg beneficially owned 35.9% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 45.1% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 19.7% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Our corporate headquarters are located at several properties in or near Manhattan Beach, California, which consist of an aggregate of approximately 188,000 square feet. We own and lease portions of our corporate headquarters.

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

Our European Distribution Center occupies approximately 1.3 million square feet in Liege, Belgium under five operating leases, with base rents of approximately $5.5 million per year. These leases provide for original terms of 10-15 years, commencing between January 2016 and June 2016, subject to automatic extensions for recurring periods of five years unless we or the landlord terminates the lease in writing 12 months prior to the expiration of the original lease term or 12 months prior to the end of the then applicable five-year extension.

All of our domestic retail stores and showrooms are leased with terms expiring between August 2019 and October 2033. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $103.6 million for the year ended December 31, 2018.

We also lease all of our international administrative offices, retail stores, showrooms and distribution facilities located in Asia, Central America, Europe, North America and South America. The property leases expire at various dates between March 2019 and March 2029. Total base rent for the leased properties aggregated approximately $113.9 million for the year ended December 31, 2018.

ITEM 3.	LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his interim decision finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued a ruling affirming that Skechers Twinkle Toes and Bobs canvas shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs canvas shoes do not infringe.  On June 26, 2017, we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018 the Court requested supplemental briefing on certain issues.  On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated the ITC’s ruling and remanded the matter back to the ITC for further proceedings. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted in late 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings.  On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing.   A claim construction hearing was held on August 28, 2018 and we are currently waiting for a ruling.  While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  On April 4, 2018, the plaintiffs filed an amended and consolidated complaint and on July 24, 2018 plaintiffs filed a second amended and consolidated complaint.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  On November 21, 2018 we filed a motion to dismiss.  On January 10, 2019 plaintiffs filed an opposition and on February 11, 2019 we filed a reply.  There is no date set for the hearing.   Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

In Re Skechers Securities Litigation (formerly Laborers Local 235 Benefit Fund v. Skechers USA, Inc. Robert Greenberg, David Weinberg and John Vandemore) – On September 4, 2018, Laborers Local 235 Benefit Fund filed a securities class action on behalf of itself and purportedly on behalf of other shareholders who purchased the company’s stock between October 20, 2017 and July 19, 2018 (the “Class Period”), against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:18-cv-8039.  The complaint alleges that throughout the Class Period we made materially false statements or omissions of material fact regarding our sales growth and controlling expenses in an effort to artificially inflate the price of our stock for the personal gain of the Company’s founding family.  Beginning October 17, 2018, copycat cases were filed and on January 22, 2019 a consolidated amended class action complaint was filed as In Re Skechers Securities Litigation.  Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of these legal proceedings or whether an adverse result in these cases would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend these matters vigorously.

Kathleen Houseman v. Robert Greenberg, et al. – On November 27, 2018, the Company, the Board of Directors and CFO John Vandemore were sued by a shareholder and the Company in a derivative action in the United States District Court for the District of Delaware, Case No 1:18tc222.  The complaint is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation.  By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation. We believe we have meritorious defenses and intend to defend this matter vigorously.  Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Jesse Chen v. Robert Greenberg, et al. – On January 16, 2019, the Company, the Board of Directors and CFO John Vandemore were sued by a shareholder and the Company in a derivative action in the Superior Court for the State of California for the County of Los Angeles, Case No.19-STC-CV00393. The complaint mirrors the Houseman case, supra, and based largely on the same underlying factual allegations as In Re Skechers Securities Litigation.  By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation.  We believe we have meritorious defenses and intend to defend this matter vigorously.  Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Yolanda Zuniga v. Team One Employment Specialists, LLC, Skechers USA, Inc., Dolores Carte et al. – On December 20, 2017, our company was named as a defendant in an action filed by a former employee named Yolanda Zuniga in the Superior Court of California, County of Riverside, Case No. RIC 1723878, alleging discrimination, harassment, retaliation, violation of the Family Medical Leave Act/California Family Rights Act, breach of contract and wrongful termination, among other causes of action, and seeking compensatory damages, punitive and exemplary damages, and attorneys’ fees. This case was stayed pending the outcome of an arbitration between the parties involving identical claims. This case has been settled and the settlement funded by a co-defendant.    The settlement did not have a material adverse impact on our operations or financial position.

Ealeen Wilk v. Skechers U.S.A., Inc. – On September 10, 2018, Ealeen Wilk filed a putative class action lawsuit against our company in the United States District Court for the Central District of California, Case No. 5:18-cv-01921, alleging violations of the California Labor Code, including unpaid overtime, unpaid wages due upon termination and unfair business practices. The complaint seeks actual, compensatory, special and general damages; penalties and liquidated damages; restitutionary and injunctive relief; attorneys’ fees and costs; and interest as permitted by law. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

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

Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX.”

HOLDERS

As of February 1, 2019, there were 88 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 36 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended December 31, 2018.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Share Repurchase Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program
October 31, 2018	133,945	$27.25	—	133,945	$88,322,000
November 30, 2018	648,935	$27.95	96,200	552,735	72,964,000
December 31, 2018	976,947	$23.49	513	976,434	50,023,000
Total	1,759,827	$25.42	96,713	1,663,114	$50,023,000

(1)

The Company repurchased 96,713 shares from certain employees to facilitate income tax withholding payments pertaining to restricted stock awards that vested during the three months ended December 31, 2018. Such shares were not repurchased pursuant to a publicly announced plan or program.

(2)

As announced on February 6, 2018, the Board of Directors of the Company has approved a share repurchase program, authorizing the repurchase of up to an aggregate of $150.0 million of the Company’s Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information is provided as set forth in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our company’s Class A Common Stock from December 31, 2013 to December 31, 2018, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and the peer group index, which is believed to include companies engaged in businesses similar to ours. The peer group index consists of six companies: Nike, Inc., adidas AG, Steven Madden, Ltd., Wolverine World Wide, Inc., Crocs, Inc., and Deckers Outdoor Corporation.

The graph assumes an investment of $100 on December 31, 2013 in each of our company’s Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our company’s Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will neither make nor endorse any predictions as to our future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS

(in dollars)	12/13	12/14	12/15	12/16	12/17	12/18
Skechers U.S.A., Inc.	100.00	166.77	273.56	222.58	342.65	207.27
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
Peer Group	100.00	100.49	127.51	126.31	160.09	186.43

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2018 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

(In thousands, except net earnings per share)

	Years Ended December 31,
Statement of Earnings Data:	2018	2017	2016	2015	2014
Net sales	$4,642,068	$4,164,160	$3,563,311	$3,147,323	$2,377,561
Gross profit	2,223,605	1,938,889	1,634,596	1,424,008	1,071,905
Earnings from operations	437,765	382,880	370,518	350,824	209,071
Earnings before income taxes	431,884	384,260	359,484	333,497	191,380
Net earnings attributable to Skechers U.S.A., Inc.	301,041	179,190	243,493	231,912	138,811
Net earnings per share:(1)
Basic	1.93	1.15	1.58	1.52	0.91
Diluted	1.92	1.14	1.57	1.50	0.91
Weighted average shares:(1)
Basic	155,815	155,651	154,169	152,847	151,839
Diluted	156,450	156,523	155,084	154,200	153,079

	As of December 31,
Balance Sheet Data:	2018	2017	2016	2015	2014
Working capital	$1,621,918	$1,507,676	$1,206,036	$971,179	$779,277
Total assets	3,228,255	2,735,082	2,393,670	2,039,878	1,674,918
Long-term borrowings, excluding current installments	88,119	71,103	67,159	68,942	15,081
Skechers U.S.A., Inc. equity	2,034,958	1,829,064	1,603,633	1,327,556	1,075,249

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

Our operations are organized along our distribution channels, and we have the following three reportable sales segments: domestic wholesale sales, international wholesale sales, which include international direct subsidiary sales and international distributor sales, and retail sales, which includes our e-commerce sales. We evaluate segment performance based primarily on net sales and gross margins. See detailed segment information in Note 19  – Segment and Geographic Reporting in our Consolidated Financial Statements included under Part II, Item 8 of this annual report.

FINANCIAL OVERVIEW

Our net sales for 2018 increased $477.9 million, or 11.5%, to $4.642 billion, compared to net sales of $4.164 billion in 2017. The increase in net sales primarily came from our international subsidiaries and retail businesses.  Our international wholesale and international retail businesses represented 54.2% of our net sales during 2018. The largest increases in our domestic wholesale segment came in our Work, BOBS, Men’s U.S.A., Cali, and You divisions. During 2018, earnings from operations increased $54.9 million, or 14.3%, to $437.8 million compared to $382.9 million in 2017. Net earnings attributable to Skechers U.S.A., Inc. were $301.0 million for 2018, an increase of $121.8 million, or 68.0%, compared to net earnings of $179.2 million in 2017. Diluted earnings per share for 2018 were $1.92, which reflected a 68.4% increase from the $1.14 diluted earnings per share reported in the prior year. Our working capital was $1.622 billion at December 31, 2018, which was an increase of $114.2 million from working capital of $1.508 billion at December 31, 2017. Our cash and cash equivalents increased $135.8 million to $872.2 million at December 31, 2018 from $736.4 million at December 31, 2017. The increase in cash and cash equivalents was primarily the result of our increased net earnings and accounts payable which were partially offset by decreased accounts receivable, increased capital investments, increased investment and share repurchases.

2018 OVERVIEW

In 2018, we focused on product development, growing our position in our domestic wholesale accounts, growing our international market share, opening retail stores in key locations worldwide, continuing to develop our global infrastructure, and balance sheet and expense management.

New product design and delivery. In 2018, we focused on fresh updates to our core and existing styles—including Skechers GO Walk Joy, adding collaborations with accessible characters such as Garfield and Grumpy Cat as well as the more niche but still successful anime series One Piece, and broadening our reach to more trend-focused men and women through our heritage Skechers D’Lites collection.

Grow our domestic business. In 2018, our focus was on returning to growth domestically in our domestic wholesale accounts by delivering the right product to accounts at the right time, while finding new opportunities to add shelf space and expand into new locations with new Skechers categories. In 2018, we remained the number one walking, work, casual lifestyle, and casual dress footwear brand, and the number two casual athletic footwear brand.

Further develop our international businesses.  During 2018, we continued to focus on improving our international sales by increasing our product offering to accounts around the world, delivering the right product to accounts at the right time, and increasing our shelf space with new and updated products as well as increasing our customer base.

Expand Skechers global retail base. Believing that Skechers retail stores are effective brand building tools, we continued to focus on opening Skechers stores around the world—both company-owned and third-party owned through our distributors, franchisees or joint venture partners.  In 2018, we opened 25 additional company-owned domestic stores and 26 additional company-owned international stores.  Additionally, we continued to expand our franchise retail base with more Skechers branded stores in countries where we directly handle the distribution of our product.

Develop our global infrastructure. In 2018, through our joint-venture in China we purchased land to construct our new China distribution center to support our sales in the region.  We completed designing the building, tenant improvements and equipment for this facility and began construction in the fourth quarter of 2018.

Balance sheet and expense management. During 2018, we continued to focus on managing our balance sheet and bringing our marketing expenses and general and administrative expenses in line with expected sales.  During 2018, we returned $100.0 million to shareholders by repurchasing 3.7 million Class A shares.

OUTLOOK FOR 2019

During 2019, we will continue to innovate our lifestyle and performance product lines by developing new styles and expanding into new categories. This includes building on our heritage collection and chunky footwear offering with Skechers D’Lites, Skechers D’Lites 3.0, Skechers Stamina, and Skechers Energy, among others.  The global footwear market is competitive; however, we believe demand for the brand globally will remain strong because our products are marketed at affordable prices and our styles resonate with consumers worldwide.  We believe appeal for our product is broad and demand will continue to grow due to a team of brand ambassadors—including sports icons Tony Romo, David Ortiz, Sugar Ray Leonard and Howie Long for men; pop superstar Camila Cabello for women; elite athlete Meb Kelfezighi; and professional golfers Matt Kuchar and Brooke Henderson. We expect to continue to broaden the targeted demographic profile of our consumer base, increase our shelf space and to open another 70 to 80 company-owned retail locations worldwide. In addition, we will continue the construction of our new 1.62 million square foot distribution center in China to support our business in the region—with an expected completion date of 2020, and on the expansion of our corporate headquarters.  In 2019, we entered into an agreement to purchase the minority interest in our India joint venture that we did not own for $82.5 million which will make our India joint venture a wholly owned subsidiary.  In 2019, we also agreed in principle to form a joint venture with our distributor in Mexico.

DEFINITIONS

Comparable sales

As part of our discussion of our results of operations, we disclose comparable store sales, for which we typically include the impact of e‑commerce sales on our company-owned websites. With respect to any reporting period, we define comparable store sales as sales for stores that are owned and operated for at least thirteen full calendar months as of the last day of any calendar month within the current reporting period, and include only those sales for each of the comparable full calendar months that the store is open within each period. When a store closes at the end of a lease during a reporting period, we include in comparable store sales the sales for the number of comparable full calendar months that the store was open within the reporting period. We include new stores in comparable store sales commencing with the fourteenth month of operations because we believe it provides a more meaningful comparison of operating results of months with stabilized operations, and excludes a new store’s first full calendar month of operations when operating results may not be representative for a variety of reasons.

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

YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

Net sales

Net sales for 2018 were $4.642 billion, which was an increase of $477.9 million, or 11.5%, compared to net sales of $4.164 billion for 2017. The increase in net sales primarily came from our international wholesale and retail businesses.

Our domestic wholesale net sales increased $10.3 million, or 0.8%, to $1.260 billion for 2018 compared to $1.250 billion for 2017. The increase in our domestic wholesale segment’s net sales was primarily the result of a 3.0% unit sales volume increase, to 58.1 million pairs in 2018 from 56.5 million pairs in 2017, which was partially offset by a decrease in average selling price per pair of 3.8%, to $21.26 per pair for 2018 from $22.11 in 2017. This net sales increase was attributable to higher sales in our Work, BOBS, Men’s U.S.A., Cali, and You divisions during 2018. The average selling price per pair decrease within the domestic wholesale segment was primarily the result of product sales mix.

Our international wholesale segment net sales increased $324.9 million, or 18.8%, to $2.055 billion for 2018 compared to sales of $1.730 billion for 2017. Our international wholesale sales consist of direct sales by our foreign subsidiaries – those sales we make to department stores and specialty retailers – and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries, including our joint ventures, increased $322.2 million, or 23.0%, to $1.722 billion for 2018 compared to sales of $1.399 billion for 2017. The largest sales increases during the year came from our subsidiaries in the United Kingdom, Germany and Spain, and our joint ventures in China, India and Singapore. The increases are primarily attributable to sales of our Men’s and Women’s Sport, YOU, BOBS, and Men’s U.S.A., lines. Our distributor sales increased $2.7 million, or 0.8%, to $333.3 million for 2018, compared to sales of $330.6 million for 2017. This was primarily attributable to increased sales to our distributors in Russia, Indonesia and Turkey.

Our retail segment sales increased $142.7 million to $1.328 billion for the year ended December 31, 2018, a 12.0% increase over sales of $1.185 billion for 2017. The increase in retail sales was primarily attributable to increased comparable sales of 9.2%, which included increased sales within our Men’s and Women’s Sport, Men’s U.S.A., Kid’s, and Work divisions and a net increase of 25 domestic and 26 international stores compared to 2017. For the year ended December 31, 2018, our domestic retail sales, which includes e-commerce, increased 7.7% compared to 2017, which was primarily attributable to increased domestic store count and to positive comparable domestic store sales of 6.4%, and our international retail store sales increased 21.2% compared to 2017, which was attributable to increased international store count and positive comparable international store sales of 15.5%.

We believe that we have established our presence in most major domestic retail markets. We had 470 domestic stores and 222 international retail stores as of February 15, 2019, and we currently plan to open approximately 70 to 80 stores in 2019. During 2018, we opened one new domestic concept store, one domestic factory outlet store, 23 domestic warehouse outlet stores, 14 international concept stores, 11 international factory outlet stores, and one international warehouse outlet store.  During 2018, we closed four domestic concept stores. We periodically review all of our stores for impairment. During 2018 and 2017, we did not record an impairment charge related to our retail stores.

Gross profit

Gross profit for 2018 increased $284.6 million, or 14.7% to $2.224 billion from $1.939 billion for 2017. Gross profit, as a percentage of net sales, or gross margin, increased slightly to 47.9% in 2018 from 46.6% for 2017. Our domestic wholesale segment gross profit increased $3.7 million, or 0.8%, to $468.3 million for 2018 from $464.6 million for 2017, which was attributable to an increase in pairs sold of 3.0%. Domestic wholesale gross margins were 37.2% for 2018 and 2017.

Gross profit for our international wholesale segment increased $190.0 million, or 24.2%, to $976.7 million for 2018 compared to $786.7 million for 2017. Gross margins for the international wholesale segment were 47.5% for 2018 compared to 45.5% for 2017. Gross margins for our international direct subsidiary sales, including our joint ventures, were 51.7% for 2018 as compared to 50.0% for 2017. The increase in gross margins for our international wholesale segment and international direct subsidiary sales were primarily attributable to an increased mix of sales of products with higher gross margins. Gross margins for our international distributor sales were 25.9% for 2018 as compared to 26.3% for 2017.

Gross profit for our retail segment increased $90.9 million, or 13.2%, to $778.5 million for 2018 as compared to $687.6 million for 2017. Gross margins for all stores were 58.6% for 2018 compared to 58.0% for 2017. Gross margins for our domestic stores were 61.3% for 2018 as compared to 59.7% for 2017. Gross margins for our international stores were 53.6% for 2018 as compared to 54.5% for 2017. The increase in our domestic retail margins were attributable to higher average selling prices and lower average product costs.

Selling expenses

Selling expenses increased by $23.2 million, or 7.1%, to $350.4 million for 2018 from $327.2 million for 2017. As a percentage of net sales, selling expenses were 7.5% and 7.9% for 2018 and 2017, respectively. The increase in selling expenses was primarily the result of higher advertising expense of $17.6 million and increased sales commissions of $3.9 million due to increased sales worldwide.

General and administrative expenses

General and administrative expenses increased by $211.0 million, or 16.9%, to $1.456 billion for 2018 from $1.245 billion for 2017. As a percentage of sales, general and administrative expenses were 31.4% and 29.9% for 2018 and 2017, respectively. The increase in general and administrative expenses was primarily attributable to $99.9 million related to supporting our growing international operations in China, Japan, South Korea and Latin America, increased store operating costs of $52.7 million primarily attributable to an additional net 47 stores and increased domestic wholesale general and administrative expenses of $57.8 million primarily due to increased distribution costs of $30.0 million. In addition, expenses related to our distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of our products were $249.6 million for 2018 compared to $219.6 million for 2017.

Other income (expense)

Interest income was $10.1 million for 2018 compared to $2.4 million for 2017. The increase in interest income was primarily due to increased interest rates and higher average cash and investment balances as compared to the prior year.  Interest expense for 2018 decreased $0.9 million to $5.8 million compared to $6.7 million in 2017.  Interest expense decreased primarily due to reduced interest paid to our foreign manufacturers. Loss on foreign currency transactions for 2018 was $9.2 million compared to a $6.3 million gain in 2017. This increased foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany balances in our foreign subsidiaries. Loss on disposal of assets for 2018 decreased $0.1 million to a loss of $0.5 million as compared to a loss of $0.6 million in 2017.

Income taxes

Our provision for income tax expense and our effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates are generally significantly lower than in the U.S., ranging from 0% to 34.6%. Our provision for income tax expense was calculated using the applicable statutory income tax rate for each jurisdiction applied to our pre-tax earnings (loss) in each jurisdiction, while our effective tax rate is calculated by dividing income tax expense by earnings (loss) before income taxes.

Our earnings (loss) before income taxes and income tax expense for 2018, 2017 and 2016 are as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense (benefit)	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense
United States (1)	$16,597	$11,500	$25,628	$113,607	$105,589	$44,654
Peoples Republic of China (“China”)	89,429	19,595	95,668	12,971	72,584	11,720
Hong Kong	48,352	8,106	17,778	5,030	15,156	5,206
Jersey (2)	213,327	—	198,048	—	146,880	—
Non-benefited loss operations (3)	(11,422)	(3,387)	(17,350)	3,306	(16,189)	12
Other jurisdictions (4)	75,601	24,797	64,488	14,242	35,464	12,533
Earnings before income taxes	$431,884	$60,611	$384,260	$149,156	$359,484	$74,125
Effective tax rate (5)		14.0%		38.8%		20.6%

(1)	United States income tax expense for 2017 includes a provisional one-time $99.9 million tax expense related to the enactment of the Tax Act on December 22, 2017.
(2)	Jersey does not assess income tax on corporate net earnings.
(3)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Barbados, Brazil, China, India, Israel, Japan, Panama, Romania, Thailand, and South Korea.

(4)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5% of consolidated earnings (loss) before taxes in the period being reported: Albania, Austria, Belgium, Bosnia & Herzegovina, Canada, Chile, Colombia, Costa Rica, France, Germany, Hungary, India, Italy, Kosovo, Macau, Macedonia, Malaysia, Montenegro, Netherlands, Panama, Peru, Poland, Portugal, Serbia, Singapore, Spain, Switzerland, Vietnam, and the United Kingdom,

(5)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2018, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 26%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2018, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $16.6 million, with income tax expense of $11.5 million, which is an average rate of 69.3%. This rate is higher than the 26% U.S. statutory rate primarily due to the impact of U.S. non-deductible expenses.  Earnings (loss) before income taxes in non-U.S. jurisdictions were $415.3 million, with an aggregate income tax expense of $49.1 million, which is an average rate of 11.8%. Combined, this results in consolidated earnings before income taxes for the period of $431.9 million, and consolidated income tax expense for the period of $60.6 million, resulting in an effective tax rate of 14.0%. For 2018, of our $415.3 million in earnings before income tax earned outside the U.S., $213.3 million was earned in Jersey, which does not impose a tax on corporate earnings. In Jersey, earnings before income taxes increased by $15.3 million to $213.3 million in 2018 from $198.0 million in 2017. This increase was primarily attributable to an increase in international sales which resulted in an increase in earnings before income taxes in Jersey from royalties and commissions under the terms of our inter-subsidiary agreements. In addition, there were foreign losses of $11.2 million for which no tax benefit was recognized during the year ended December 31, 2018, because of the provision of offsetting valuation allowances, but for which $3.4 million in prior year tax refund were received. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of our consolidated earnings (loss) before taxes in any of the years shown.

As of December 31, 2018, we had approximately $872.2 million in cash and cash equivalents, of which $522.2 million, or 59.9%, was outside the U.S. Of the $522.2 million held by our non-U.S. subsidiaries, approximately $276.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our consolidated financial statements as of December 31, 2018.

We believe our cash and cash equivalents and investments held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months, and we do not expect to repatriate any of the funds presently designated as indefinitely reinvested outside the U.S. However, in anticipation of the needs of our share repurchase program and the need to provide payment of our provisional Transition Tax liability, we plan to begin the repatriation of certain funds held outside the U.S. for which tax has been fully provided as of December 31, 2018.  We have provided for the tax impact of expected distributions from our joint venture in China as well as from our subsidiary in Chile to our intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, we do not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we chose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.

Non-controlling interest in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interest for 2018 increased $14.3 million to $70.2 million as compared to $55.9 million for 2017 due to increased profitability of our joint ventures. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

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

Income taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our financial results for the year ended December 31, 2017, including, but not limited to: (1) requiring a one-time Transition Tax, payable over eight years, on certain unrepatriated earnings of foreign subsidiaries; (2) a future reduction of the U.S. federal corporate tax rate from 35% to 21% that affects the current value of our deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”); and (3) bonus depreciation that allows for full expensing of qualified property placed in service after September 27, 2017. In addition, the Tax Act establishes new tax laws that will affect our financial results for the year ending December 31, 2018, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of Foreign Tax Credit (“FTC’s”) to reduce the U.S. income tax liability.

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

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional one-time net tax expense of $99.9 million for the year-ended December 31, 2017. This net tax expense primarily consists of the $1.9 million net tax impact to our DTA’s from the corporate rate reduction and a net expense for the Transition Tax of $98.0 million. For various reasons that are discussed more fully below, we did not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis was not yet complete, we recorded provisional adjustments.

Our accounting for the following elements of the Tax Act was provisional. However, we were able to make reasonable estimates of certain effects and, therefore, recorded the following provisional adjustments:

Transition Tax: The Transition Tax is a one-time tax on previously untaxed current and accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax liability of $98.0 million at December 31, 2017. However, during the measurement period, we continued to gather additional information to more precisely compute the amount of the Transition Tax.  As a result of the additional information gathered, we reduced the provisional estimate from $98.0 million to $87.1 million and recorded a $10.9 million adjustment to reduce the tax provision for the year ended December 31, 2018.

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, we have recorded a provisional decrease in value of our net DTAs of $1.9 million, with a corresponding net adjustment to deferred income tax expense of $1.9 million for the year ended December 31, 2017.  No additional adjustment to this provisional estimate of the impact of the Tax Act on our net DTA’s was necessary, and no related adjustment was recorded in the tax provision for the year ended December 31, 2018.

Cost recovery:  We completed provisional computations for expenditures that qualified for immediate expensing and recorded a decrease in our current income tax payable of approximately $5.9 million based on our estimates related to the additional federal expense allowed as a result of the Tax Act. In addition, we have recorded a corresponding increase in our DTLs of approximately $3.5 million, which is less than the $5.9 million liability amount due to the reduction in the corporate tax rate from 35% to 21%, effective January 1, 2018. The $2.4 million net benefit from the reduction in the future tax rate is included in the $1.9 million decrease in value of the net DTAs discussed above. No additional adjustment to this provisional estimate of the impact of the Tax Act on our cost recovery was necessary, and no related adjustment was recorded in the tax provision for the year ended December 31, 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at December 31, 2018 was $1.622 billion, an increase of $114.2 million from working capital of $1.508 billion at December 31, 2017. Our cash and cash equivalents at December 31, 2018 was $872.2 million, compared to $736.4 million at December 31, 2017. This increase in cash and cash equivalents of $135.8 million, after consideration of the effect of exchange rates, was the result of our net earnings of $371.3 million, and increased accrued expenses and other long-term liabilities of $19.7 million, which was partially offset by increased receivables of $136.2 million, capital expenditures of $143.0 million and share repurchases of $100.0 million.  Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $568.6 million for 2018 and $159.3 million for 2017. On a comparative year‑to‑year basis, the $409.3 million increase in cash flows from operating activities in 2018 primarily resulted from $187.1 million increase in accounts payable, a smaller increase in inventories of $151.4 million, which were partially offset by a larger increase in accounts receivable of $34.0 million and a smaller increase in accrued expenses and other long-term liabilities of $66.4 million.

Investing Activities

Net cash used in investing activities was $319.4 million for 2018, as compared to $138.3 million in 2017. The increase in cash used in investing activities in 2018 as compared to 2017 was due to a net increase in investment purchases of $176.4 million and increased capital expenditures of $7.1 million. Capital expenditures for 2018 were approximately $143.0 million, which primarily consisted of $50.0 million for new store openings and remodels, $28.8 million for the construction for our China distribution center, $20.6 million to support our international wholesale operations, $17.6 million for the upgrades to our domestic distribution center, and $10.5 million for new retail locations in our China joint venture. This compares to capital expenditures of $136.0 million in the prior year, which primarily consisted of $68.5 million for new store openings and remodels, $19.9 million for land for our China distribution center, $15.4 million to support our international wholesale operations and $12.0 million for new retail locations in our China joint venture. We expect capital expenditures for 2019 to be between $275.0 million and $300.0 million, which includes the construction of our China distribution center, upgrades for our domestic and European distribution centers, opening 70 to 80 retail stores, store remodels, corporate office and information technology upgrades. We believe our current cash, investments, operating cash flows, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Financing Activities

Net cash used in financing activities was $119.7 million during 2018, compared $14.5 million during 2017. The increase in cash used by financing activities was primarily attributable to repurchases of our Class A common stock of $100.0 million and increased  payments for taxes related to net share settlement of equity awards of $14.2 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. As of December 31, 2018, there was $50.0 million available under the Share Repurchase Program.

Acquisitions

In 2019, we entered into an agreement to purchase the minority interest in our India joint venture that we did not own for $82.5 million which will make our India joint venture a wholly owned subsidiary.  Also, in 2019, we agreed in principle to form a joint venture with our distributor in Mexico.

Financing Arrangements

On October 24, 2018, through our Chinese joint venture, we entered into a $17.5 million loan agreement with The Hongkong and Shanghai Banking Corporation Limited (the “China Loan Agreement”).  The China Loan Agreement allows for partial drawdown.  Interest will be paid at one, two or three months, depending on the period of the drawdown.   The interest rate will be based upon the London Interbank Offered Rate (“LIBOR”) plus 1.2% per annum.  As specified in the China Loan Agreement, the principal of the loan will be repayable by fifteen equal quarterly installments of $437,550, commencing fifteen months after drawdown plus a final installment of $10,937,500.  The loan has a term of 5 years.  The China Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The obligations of our Chinese joint venture under the China Loan Agreement are jointly and severally guaranteed by the Company and Luen Thai Enterprises Ltd.  There was no amount outstanding as of December 31, 2018.

On October 19, 2018, through a subsidiary of our Chinese joint venture (“the TC Subsidiary”), we entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (“the China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of our distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2019.  The TC Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the TC Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The obligations of the TC Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by our Chinese joint venture. There is no amount outstanding as of December 31, 2018.

On September 29, 2018, through the TC subsidiary, we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement will be used to finance the construction of our distribution center in China.  Interest will be paid quarterly. The interest rate will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate at December 31, 2018 was 4.28% and may increase or decrease over the life of the loan, and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.  As of December 31, 2018 there was $18.6 million outstanding under this credit facility, which is classified as long-term borrowings in our consolidated balance sheets.

On September 20, 2018, through two subsidiaries of our Chinese joint venture (the “SGZ and SSH Subsidiaries”), we entered into a 125 million yuan revolving loan agreement with HSBC Bank (China) Company Limited, Guangzhou Branch (the “Revolving Loan Agreement”).  The Revolving Loan Agreement is comprised of two tranches: a 125 million yuan revolving loan facility and a 15 million yuan non-financial bank guarantee facility.  The proceeds from the Revolving Loan Agreement will be used to finance the SGZ and SSH Subsidiaries’ working capital requirements.  Interest will be paid at one, two or three months, depending on the term of each loan.   The interest rate will be equal to 100% of the applicable People’s Bank of China (PBOC) Benchmark Lending Rate, provided that if the PBOC Benchmark Lending Rate changes during the term of a loan, the applicable interest rate for that loan will not change until the next rollover date of that loan (if any).  The Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets and issue debt with priority over the Revolving Loan Agreement.  The term of each loan will be one, three or six months or such other period as agreed by the lender.  The term of a loan, including any extension or rollover, shall not exceed twelve months.  The obligations of the Subsidiary under the Revolving Loan Agreement are guaranteed by the Company, Luen Thai Enterprises Ltd., Skechers Guangzhou Co., Ltd and Skechers Trading (Shanghai) Co Ltd.  There was no amount outstanding as of December 31, 2018.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of December 31, 2018, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our consolidated balance sheets.

On April 30, 2010, the JV, through HF Logistics-SKX T1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the JV (“HF-T1”), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the Project on the Property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015. On August 11, 2015, the JV through HF-T1 entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification.

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the “New Loan”). The New Loan is being used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our consolidated statements of equity within non-controlling interests.  The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015.  We had $65.1 million outstanding under the Amended Loan Agreement, which is included in long-term borrowings as of December 31, 2018.

As of December 31, 2018, outstanding short-term and long-term borrowings were $97.0 million, of which $65.4 million relates to loans for our domestic distribution center and the remaining relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this annual report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash and investments balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through March 31, 2020.  Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, the costs of upgrading our domestic and European distribution centers, the amount and timing of share repurchases, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, and any potential acquisitions of other brands or companies. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2018 (In thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Short-term borrowings	$7,222	$7,222	$—	$—	$—
Long-term borrowings (1)	96,364	5,097	87,707	3,560	—
Operating lease obligations (2)	1,641,384	251,711	432,695	360,077	596,901
Purchase obligations (3)	1,071,537	1,071,537	—	—	—
Warehouse and equipment (4)	220,200	159,800	60,400	—	—
Corporate construction contracts (5)	134,500	61,700	72,800	—	—
Minimum payments related to other arrangements	51,777	18,921	32,856	—	—
Total (6)	$3,222,984	$1,575,988	$686,458	$363,637	$596,901

(1)	Amounts include anticipated interest payments based on interest rates currently in effect.
(2)

Operating lease obligations consists primarily of real property leases for our retail stores, corporate offices, European and other international distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. We currently expect to fund these commitments with cash flows from operations and existing cash and investment balances.

(3)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $180.5 million, (ii) outstanding letters of credit of $3.2 million and (iii) open purchase commitments with our foreign manufacturers for $887.9 million. We currently expect to fund these commitments with cash flows from operations and existing cash and investment balances.

(4)	Amounts include warehouse and equipment upgrades for our China, Rancho Belago, and European distribution centers.
(5)	During 2018, we entered into construction agreements with McCarthy Construction Company for the construction of additional corporate facilities in Manhattan Beach, California.
(6)

Our consolidated balance sheet, as of December 31, 2018, included $8.0 million in unrecognized tax benefits. Future payments related to these unrecognized tax benefits have not been presented in the table above, due to the uncertainty of the amounts, the potential timing of cash settlements with the tax authorities, and uncertainty whether any settlement would occur.  In addition, the table above does not include payments of $79.8 million over the next seven years related to the provisional one-time tax liability recorded due to the Tax Act.

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

Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. We recognize revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For North America, goods are shipped Free on Board (“FOB”) shipping point directly from our domestic distribution center in Rancho Belago, California. For international wholesale customers product is shipped FOB shipping point, (i) direct from our distribution center in Liege, Belgium, (ii) to third-party distribution centers in Central America, South America and Asia, (iii) directly from third-party manufacturers to our other international customers.  For our distributor sales, the goods are generally delivered directly from the independent factories to third-party distribution centers or to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. We recognize revenue on wholesale sales upon shipment as that is when the customer obtains control of the promised goods. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost and not as a separate performance obligation.  We generate retail revenues primarily from the sale of footwear to customers at retail locations or through our websites. For our in-store sales, we recognize revenue at the point of sale. For sales made through our websites, we recognize revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from e-commerce or retail customers are excluded from reported revenues.

We record accounts receivable at the time of shipment when the Company’s right to the consideration becomes unconditional. We typically extends credit terms to our wholesale customers based on their creditworthiness and generally we do not receive advance payments. Generally, wholesale customers do not have the right to return goods, however, we periodically decide to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded.  Retail and e-commerce sales generally represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such, we have determined that no allowance for doubtful accounts for retail and e-commerce sales is necessary.

We earn royalty income from its licensing arrangements which qualify as symbolic licenses rather than functional licenses. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue is earned (i.e., as licensed sales are reported to us or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product or, in some cases, minimum royalty payments. We calculate and accrue estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales.

Judgments

We considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.   We accrue a liability for product returns at the time of sale based on our historical experience.  We also accrue amounts for goods expected to be returned in salable condition. As of December 31, 2018 and December 31, 2017, the Company’s sales returns liability totaled $67.3 million and $43.4 million, respectively, and was included in accrued expenses and accounts receivable in the consolidated balance sheets, respectively.

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

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or region. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales. Gross trade accounts receivable were $527.5 million and $457.1 million, and the allowance for bad debts, returns, sales allowances and customer chargebacks were $74.1 million and $51.2 million, at December 31, 2018 and 2017, respectively. Our credit losses charged to expense for the years ended December 31, 2018, 2017, and 2016 were $15.5 million, $12.8 million, and $12.7 million, respectively. In addition, we recorded sales return and allowance expense for the years ended December 31, 2018, 2017 and 2016 of $20.2 million, $5.6 million, and $18.1 million, respectively.

Inventory write-downs. Inventories are stated at the lower of cost or market. We continually review our inventory for excess and slow-moving inventory. Our review is based on inventory on hand, prior sales and expected net realizable value. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory based on historical sales experience on a style-by-style basis. A write-down of inventory is considered permanent, and creates a new cost basis for those units. The likelihood of any material inventory write-down depends primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date. Our gross inventory value was $876.0 million and $881.8 million, and our inventory reserve was $12.8 million and $8.8 million, at December 31, 2018 and 2017, respectively.

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. We base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. We review all of our stores for impairment annually or more frequently if events or changes in circumstances require it. We prepare a summary of cash flows for each of our retail stores, to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of twenty-four months are then reviewed in detail to determine whether impairment exists. Management reviews both quantitative and qualitative factors to assess whether a triggering event occurred. For the years ended December 31, 2018, 2017 and 2016, respectively we did not record an impairment charge.

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

Tax estimates and valuation of deferred income taxes. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. As of December 31, 2018, we had a total deferred tax assets of $69.2 million which was reduced by a valuation allowance of $30.2 million and resulted in a net deferred tax assets of $39.0 primarily related to loss carry-forwards not expected to be utilized by certain foreign subsidiaries.

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

Due to the Transition Tax on the accumulated earnings of our foreign subsidiaries, previously unremitted earnings for which no U.S. deferred tax liability had been provided have now been subject to U.S. tax. While we have provided U.S. tax on all our unremitted foreign earnings, we have not provided for additional taxes which may arise upon repatriation of those amounts of unremitted foreign earnings which we believe are indefinitely reinvested outside the U.S.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales, as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2018 and 2017, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. As of December 31, 2018, we have $7.2 million and $83.8 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by less than $0.2 million for the year ended December 31, 2018. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2019. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest, our domestic distribution center loan is based on the one month LIBOR and our China DC Loan is based on a reference rate provided by the People’s Bank of China.  Changes in these interest rates will have an effect on the interest charged on outstanding balances. As of December 31, 2018, there was $0.1 million outstanding under this credit facility, $65.1 million outstanding on our domestic distribution center loan and $18.6 million on our China DC Loan.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of December 31, 2018 to hedge the cash flows on our $65.1 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $65.1 million at December 31, 2018. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, the Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $16.7 million and a cumulative foreign currency translation gain of $11.9 million for the years ended December 31, 2018 and 2017, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at December 31, 2018 would have reduced the values of our net investments by approximately $31.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

index to CONSOLIDATED FINANCIAL STATEMENTS and Financial statement schedule

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Revenue

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

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

Los Angeles, California

March 1, 2019

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$872,237	$736,431
Short-term investments	100,029	—
Trade accounts receivable, less allowances of $25,616 in 2018 and $51,180 in 2017	501,913	405,921
Other receivables	55,683	27,083
Total receivables	557,596	433,004
Inventories	863,260	873,016
Prepaid expenses and other current assets	79,018	62,573
Total current assets	2,472,140	2,105,024
Property, plant and equipment, net	585,457	541,601
Deferred tax assets	39,431	29,922
Long-term investments	93,745	17,396
Other assets, net	37,482	41,139
Total non-current assets	756,115	630,058
TOTAL ASSETS	$3,228,255	$2,735,082
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,666	$1,801
Short-term borrowings	7,222	8,011
Accounts payable	679,553	505,334
Accrued expenses	161,781	82,202
Total current liabilities	850,222	597,348
Long-term borrowings, excluding current installments	88,119	71,103
Deferred tax liabilities	451	161
Other long-term liabilities	100,188	118,259
Total non-current liabilities	188,758	189,523
Total liabilities	1,038,980	786,871
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 129,525 and 131,784 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	129	132
Class B common stock, $0.001 par value; 75,000 shares authorized; 23,983 and 24,545 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	375,017	453,417
Accumulated other comprehensive loss	(31,488)	(14,744)
Retained earnings	1,691,276	1,390,235
Skechers U.S.A., Inc. equity	2,034,958	1,829,064
Non-controlling interests	154,317	119,147
Total stockholders' equity	2,189,275	1,948,211
TOTAL LIABILITIES AND EQUITY	$3,228,255	$2,735,082

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$4,642,068	$4,164,160	$3,563,311
Cost of sales	2,418,463	2,225,271	1,928,715
Gross profit	2,223,605	1,938,889	1,634,596
Royalty income	20,582	16,666	13,885
	2,244,187	1,955,555	1,648,481
Operating expenses:
Selling	350,435	327,201	257,129
General and administrative	1,455,987	1,245,474	1,020,834
	1,806,422	1,572,675	1,277,963
Earnings from operations	437,765	382,880	370,518
Other income (expense):
Interest income	10,128	2,420	1,186
Interest expense	(5,847)	(6,677)	(6,270)
Other, net	(10,162)	5,637	(5,950)
Total other income (expense)	(5,881)	1,380	(11,034)
Earnings before income tax expense	431,884	384,260	359,484
Income tax expense	60,611	149,156	74,125
Net earnings	371,273	235,104	285,359
Less: Net earnings attributable to non-controlling interests	70,232	55,914	41,866
Net earnings attributable to Skechers U.S.A., Inc.	$301,041	$179,190	$243,493
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$1.93	$1.15	$1.58
Diluted	$1.92	$1.14	$1.57
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	155,815	155,651	154,169
Diluted	156,450	156,523	155,084

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net earnings	$371,273	$235,104	$285,359
Other comprehensive income:
Gain (loss) on foreign currency translation adjustment	(24,806)	19,119	(4,698)
Comprehensive income	346,467	254,223	280,661
Less: Comprehensive income attributable to noncontrolling interests	62,170	63,173	37,467
Comprehensive income attributable to Skechers U.S.A., Inc.	$284,297	$191,050	$243,194

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at January 1, 2016	127,324	26,278	$127	$26	$386,156	$(26,305)	$967,552	$1,327,556	$48,178	$1,375,734
Net earnings	—	—	—	—	—	—	243,493	243,493	41,866	285,359
Foreign currency translation adjustment	—	—	—	—	—	(299)	—	(299)	(4,399)	(4,698)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	13,980	13,980
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(17,744)	(17,744)
Stock compensation expense	—	—	—	—	23,081	—	—	23,081	—	23,081
Proceeds from issuance of common stock under the employee stock purchase plan	221	—	—	—	5,120	—	—	5,120	—	5,120
Shares issued under the Incentive Award Plan	1,108	—	1	—	(1)	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	4,682	—	—	4,682	—	4,682
Conversion of Class B Common Stock into Class A Common Stock	1,733	(1,733)	2	(2)	—	—	—	—	—	—
Balance at December 31, 2016	130,386	24,545	$130	$24	$419,038	$(26,604)	$1,211,045	$1,603,633	$81,881	$1,685,514
Net earnings	—	—	—	—	—	—	179,190	179,190	55,914	235,104
Foreign currency translation adjustment	—	—	—	—	—	11,860	—	11,860	7,259	19,119
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	46	46
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(25,953)	(25,953)
Stock compensation expense	—	—	—	—	28,902	—	—	28,902	—	28,902
Proceeds from issuance of common stock under the employee stock purchase plan	240	—	—	—	5,479	—	—	5,479	—	5,479
Shares issued under the Incentive Award Plan	1,158	—	2	—	(2)	—	—	—	—	—
Balance at December 31, 2017	131,784	24,545	$132	$24	$453,417	$(14,744)	$1,390,235	$1,829,064	$119,147	$1,948,211
Net earnings	—	—	—	—	—	—	301,041	301,041	70,232	371,273
Foreign currency translation adjustment	—	—	—	—	—	(16,744)	—	(16,744)	(8,062)	(24,806)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(27,000)	(27,000)
Stock compensation expense	—	—	—	—	30,468	—	—	30,468	—	30,468
Proceeds from issuance of common stock under the employee stock purchase plan	222	—	—	—	5,297	—	—	5,297	—	5,297
Shares issued under the Incentive Award Plan	1,018	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(405)	—	(1)	—	(14,190)	—	—	(14,191)	—	(14,191)
Conversion of Class B Common Stock into Class A Common Stock	562	(562)	—	—	—	—	—	—	—	—
Repurchases of common stock	(3,656)	—	(3)	—	(99,974)	—	—	(99,977)	—	(99,977)
Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$371,273	$235,104	$285,359
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	98,966	82,764	66,083
Amortization of other assets	10,714	13,746	13,099
Provision for bad debts and returns	35,730	18,398	30,820
Non-cash share-based compensation	30,468	28,902	23,081
Deferred income taxes	(9,767)	(3,947)	(11,936)
Gain (loss) on non-current assets	550	(2,187)	413
Net foreign currency adjustments	10,072	(7,749)	(3,949)
(Increase) decrease in assets:
Receivables	(136,188)	(102,222)	(10,350)
Inventories	(7,212)	(158,628)	(58,152)
Prepaid expenses and other current assets	(28,356)	(9,145)	(15,343)
Other assets	(1,713)	(8,916)	(5,056)
Increase (decrease) in liabilities:
Accounts payable	174,352	(12,806)	38,247
Accrued expenses and other long-term liabilities	19,663	86,023	9,306
Net cash provided by operating activities	568,552	159,337	361,622
Cash flows from investing activities:
Capital expenditures	(143,036)	(135,976)	(119,471)
Intangible asset additions	—	(214)	—
Purchases of investments	(446,127)	(2,344)	(3,810)
Proceeds from sales of investments	269,749	284	170
Acquisition of South Korea distributor	—	—	(22,534)
Net cash used in investing activities	(319,414)	(138,250)	(145,645)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through employee stock purchase plan	5,297	5,479	5,120
Payments on long-term debt	(1,683)	(1,783)	(15,653)
Proceeds from long-term debt	18,626	5,745	—
Proceeds (payments) on short-term borrowings	(787)	1,925	6,091
Payments for taxes related to net share settlement of equity awards	(14,191)	—	—
Excess tax benefits from share-based compensation	—	—	4,682
Repurchase of Class A common stock	(99,977)	—	—
Distributions to non-controlling interests of consolidated entity	(27,000)	(25,953)	(17,744)
Contribution from non-controlling interests of consolidated entity	—	46	13,980
Net cash used in financing activities	(119,715)	(14,541)	(3,524)
Net increase in cash and cash equivalents	129,423	6,546	212,453
Effect of exchange rates on cash and cash equivalents	6,383	11,349	(1,908)
Cash and cash equivalents at beginning of the year	736,431	718,536	507,991
Cash and cash equivalents at end of the year	$872,237	$736,431	$718,536

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,568	$6,392	$5,724
Income taxes, net	93,041	56,633	65,260

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(1)	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	The Company and Basis of Presentation

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear. The Company operates 470 domestic and 222 international retail stores and an e-commerce business as of December 31, 2018.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to consolidated financial statements of prior years to conform to the current year presentation.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” (“ASU 2014-09”) which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 was January 1, 2018, and two methods of adoption were allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to January 1, 2018. In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively, as clarifications to ASU 2014-09. ASU 2016‑08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in thirteen narrow focus aspects of the guidance. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASU’s also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.  The Company adopted the new revenue standard effective January 1, 2018 using the modified retrospective method.  The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

The Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company derives income from the sale of footwear and royalties earned from licensing the Skechers brand. For North America, goods are shipped Free on Board (“FOB”) shipping point directly from the Company’s domestic distribution center in Rancho Belago, California. For international wholesale customers product is shipped FOB shipping point, (i) direct from the Company’s distribution center in Liege, Belgium, (ii) to third-party distribution centers in Central America, South America and Asia, (iii) directly from third-party manufacturers to our other international customers.  For our distributor sales, the goods are generally delivered directly from the independent factories to third-party distribution centers or to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. The Company recognizes revenue on wholesale sales upon shipment as that is when the customer obtains control of the promised goods. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost and not as a separate performance obligation.  The Company generates retail revenues primarily from the sale of footwear to customers at retail locations or through the Company’s websites. For our in-store sales, the Company recognizes revenue at the point of sale. For sales made through the Company’s websites, the Company recognizes revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from e-commerce or retail customers are excluded from reported revenues.

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

The Company earns royalty income from its licensing arrangements which qualify as symbolic licenses rather than functional licenses. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue is earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement).  The Company applies the sales-based royalty exception for the royalty income based on sales and recognizes revenue only when subsequent sales occur. The Company calculates and accrues estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales.

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.   The Company accrues a liability for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition.  During the first quarter of 2018, the Company reclassified $30.7 million of its sales return and allowance from accounts receivable to accrued expenses, which increased both assets and liabilities by $30.7 million.  As of December 31, 2018 and December 31, 2017, the Company’s sales returns liability totaled $67.3 million and $43.4 million, respectively, and was included in accrued expenses and accounts receivable in the consolidated balance sheets, respectively.

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic revenue recognition methodology under ASC 605, Revenue Recognition.

(d)	Business Segment Information

The Company’s operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, and retail, which includes e-commerce sales. Information regarding these segments is summarized in Note 19 – Segment and Geographic Reporting.

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

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 non-derivative investments primarily include money market funds and U.S. Treasury securities.
•

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 non-derivative investments primarily include corporate notes and bonds, asset-backed securities, U.S. Agency securities, and actively traded mutual funds.  The Company has one Level 2 derivative which is an interest rate swap related to the refinancing of its domestic distribution center (see below).

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 7, Derivative Instruments). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of December 31, 2018, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s consolidated balance sheets.

(g)	Cash and Cash Equivalents

Cash and cash equivalents include deposits with initial terms of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(h)	Investments

In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.  Investments consist of U.S. Treasury Bonds, U.S. Agency securities, corporate notes and bonds, asset-backed securities and actively traded mutual funds.

(i)	Allowance for Bad Debts, Returns, Sales Allowances and Customer Chargebacks

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

(k)	Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is computed using the straight-line method, which based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter

Property, plant and equipment subject to depreciation and amortization is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company reviews both quantitative and qualitative factors to assess whether a triggering event occurred. The Company reviews all stores for impairment annually or more frequently if events or changes in circumstances require it. The Company prepares a summary of store cash flows from its retail stores to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of 24 months are then reviewed in detail to determine whether impairment exists. Recoverability of assets or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company did not record impairment charges during the years ended December 31, 2018, 2017 or 2016.

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

(n)	Comprehensive Income

Comprehensive income is presented in the consolidated statements of comprehensive income. Comprehensive income consists of net earnings, foreign currency translation adjustments, and income attributable to non-controlling interests.

(o)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run, or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2018, 2017 and 2016 was approximately $278.4 million, $260.4 million and $213.1 million, respectively. Prepaid advertising costs were $4.4 million and $8.6 million at December 31, 2018, and 2017, respectively. Prepaid amounts outstanding at December 31, 2018 and 2017 represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but not run, as of December 31, 2018 and 2017, respectively.

(p)	Product Design and Development Costs

The Company charges all product design and development costs to general and administrative expenses, when incurred. Product design and development costs aggregated approximately $18.5 million, $18.8 million, and $13.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.

(q)	Warehouse and Distribution Costs

The Company’s distribution network-related costs are included in general and administrative expenses and are not allocated to specific segments. The expenses related to its distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of its products totaled $249.6 million, $219.6 million and $187.3 million for 2018, 2017 and 2016, respectively.

(r)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability among organizations relating to leases. Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the earnings statement and cash flows; however, substantially all leases will be required to be recognized on the balance sheet. ASU 2016-02 will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. ASU 2016-02 is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted.  As originally issued, ASU 2016-02 requires application at the beginning of the earliest comparative period presented at the time of adoption. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” (“ASU 2018-10”). This ASU makes various targeted amendments to the leasing standard. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU No. 2018-11”).  This standard allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also provides for certain practical expedients.  We adopted this ASU on January 1, 2019, using the optional transition method and also elected to use the 'package of practical expedients', which allows us not to continue to reassess our previous conclusions about lease identification, lease classification and initial direct costs. The Company is still assessing the impact of the new standard on its consolidated financial statements and its internal controls process and finalizing the present value calculation for its right-of-use asset.  The Company anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases such as retail stores, real estate leases for corporate headquarters, administrative offices, showrooms, and distribution facilities, as well as the significant new quantitative and qualitative disclosure requirements on all of the Company’s lease obligations. The Company expects the right of use asset will be the present value of the remaining lease payments as noted in Note 9 – Commitments and Contingencies.  The earnings statement recognition of lease expense is expected to be similar to the Company’s current methodology.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument,” (“ASU 2016-13”). The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses. Public business entities should apply the guidance in ASU 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

(2)CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s investments consists of mutual funds held in the company’s deferred compensation plan and classified as trading securities, U.S. Treasury securities, corporate notes and bonds and U.S. Agency securities, that the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$713,624	$-	$-	$713,624	$713,624	$-	$-
Level 1:
Money market funds	158,613	-	-	158,613	158,613	-	-
U.S. Treasury securities	6,955	-	-	6,955	-	4,979	1,976
Total level 1	165,568	-	-	165,568	158,613	4,979	1,976
Level 2:					-	-	-
Corporate notes and bonds	132,280	-	-	132,280	-	88,412	43,868
Asset-backed securities	23,310	-	-	23,310	-	2,115	21,195
U.S. Agency securities	10,272	-	-	10,272	-	4,523	5,749
Mutual funds	20,957	-	-	20,957	-	-	20,957
Total level 2	186,819	-	-	186,819	-	95,050	91,769
TOTAL	$1,066,011	$-	$-	$1,066,011	$872,237	$100,029	$93,745

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$736,431	$-	$-	$736,431	$736,431	$-	$-
Level 2:
Mutual funds	17,396	-	-	17,396	-	-	17,396
TOTAL	$753,827	$-	$-	$753,827	$736,431	$-	$17,396

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are typically less than two years.

The Company considers declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2018 and 2017 is summarized as follows (in thousands):

	2018	2017
Land	$83,163	$83,163
Buildings and improvements	246,893	208,351
Furniture, fixtures and equipment	374,706	330,644
Leasehold improvements	401,514	357,920
Total property, plant and equipment	1,106,276	980,078
Less accumulated depreciation and amortization	520,819	438,477
Property, plant and equipment, net	$585,457	$541,601

(4)	ACCRUED EXPENSES

Accrued expenses at December 31, 2018 and 2017 are summarized as follows (in thousands):

	2018	2017
Accrued inventory purchases	$40,493	$20,509
Accrued payroll and taxes	72,822	61,693
Return reserve liability	48,466	—
Accrued expenses	$161,781	$82,202

(5)	LINE OF CREDIT AND SHORT-TERM BORROWINGS

On October 24, 2018, through our Chinese joint venture, we entered into a $17.5 million loan agreement with The Hongkong and Shanghai Banking Corporation Limited (the “China Loan Agreement”).  The China Loan Agreement allows for partial drawdown.  Interest will be paid at one, two or three months, depending on the period of the drawdown.   The interest rate will be based upon the London Interbank Offered Rate (“LIBOR”) plus 1.2% per annum.  As specified in the China Loan Agreement, the principal of the loan will be repayable by fifteen equal quarterly installments of $437,550, commencing fifteen months after drawdown plus a final installment of $10,937,500. The loan has a term of 5 years.  The China Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type.   The obligations of the our Chinese joint venture under the China Loan Agreement are jointly and severally guaranteed by the Company and Luen Thai Enterprises Ltd.  There was no amount outstanding as of December 31, 2018.

On October 19, 2018, through a subsidiary of our Chinese joint venture (“the TC Subsidiary”), the Company entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (“the China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of the Company’s distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2019.  The TC Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the TC Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The obligations of the TC Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by our Chinese joint venture. Currently there is no amount outstanding as of December 31, 2018.

On September 20, 2018, through two subsidiaries of our Chinese joint venture (the “SGZ and SSH Subsidiaries”), we entered into a 125 million yuan revolving loan agreement with HSBC Bank (China) Company Limited, Guangzhou Branch (the “Revolving Loan Agreement”).  The Revolving Loan Agreement is comprised of two tranches: a 125 million yuan revolving loan facility and a 15 million yuan non-financial bank guarantee facility.  The proceeds from the Revolving Loan Agreement will be used to finance the SGZ and SSH Subsidiaries’ working capital requirements.  Interest will be paid at one, two or three months, depending on the term of each loan.  The interest rate will be equal to 100% of the applicable People’s Bank of China (“PBOC”) Benchmark Lending Rate, provided that if the PBOC Benchmark Lending Rate changes during the term of a loan, the applicable interest rate for that loan will not change until the next rollover date of that loan (if any).  The Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets and issue debt with priority over the Revolving Loan Agreement.  The term of each loan will be one, three or six months or such other period as agreed by the lender.  The term of a loan, including any extension or rollover, shall not exceed twelve months.  The obligations of the Subsidiary under the Revolving Loan Agreement are guaranteed by the Company, Luen Thai Enterprises Ltd., Skechers Guangzhou Co., Ltd and Skechers Trading (Shanghai) Co Ltd.  There was no amount outstanding as of December 31, 2018.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement replaces the credit agreement dated June 30, 2009, which expired on June 30, 2015. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility, which are included in Other Assets in the consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of December 31, 2018 and December 31, 2017, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s consolidated balance sheets. The remaining balance in short-term borrowings as of December 31, 2018 is related to the Company’s joint venture in India.

(6)	LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Note payable to banks, due in monthly installments of $364 (includes principal and interest), variable-rate interest at 4.52% per annum, secured by property, balloon payment of $62,843 due August 2020	$65,148	$66,604
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,800 due January 2021	5,800	5,745
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $31 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	210	555
Loan payable to a bank, variable-rate interest at 4.28% per annum, due September 2023	18,626	—
Subtotal	89,785	72,904
Less current installments	1,666	1,801
Total long-term borrowings	$88,119	$71,103

The aggregate maturities of long-term borrowings at December 31, 2018 are as follows (in thousands):

2019	$1,666
2020	63,693
2021	20,941
2022	3,485
2023	—
$89,785

On September 29, 2018, through the TC subsidiary, the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement will be used to finance the construction of the Company’s distribution center in China. Interest will be paid quarterly.  The interest rate will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate at December 31, 2018 was 4.28% and may increase or decrease over the life of the loan, and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023.  The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. As of December 31, 2018 there was $18.6 million outstanding under this credit facility, which is classified as long-term borrowings in the Company’s consolidated balance sheets.

On April 30, 2010, HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the “Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the project on certain property (the “Original Loan”). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the “Modification”), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015. On August 11, 2015, the JV, through HF-T1, entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the “Amended Loan Agreement”), which amends and restates in its entirety the Construction Loan Agreement and the Modification.

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a payment on the Original Loan based on the Company’s 50% equity interest in the JV. The payment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the “New Loan”). The New Loan is being used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in the Company’s consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015 (see Note 7, Derivative Instruments).

The Company’s short-term and long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of its short-term and long-term borrowings as of December 31, 2018.

(7)	DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company used an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. On August 12, 2015, in connection with refinancing its domestic distribution center loan, described in Note 6 above, the Company entered into a variable-to-fixed interest rate swap agreement with Bank of America, N.A., to hedge the cash flows on the Company’s $70.0 million variable rate debt. As of December 31, 2018, the swap agreement has an aggregate notional amount of $65.1 million and a maturity date of August 12, 2022, subject to early termination commencing on August 1, 2020 at the option of HF Logistics-SKX T1, LLC (“HF-T1”), a wholly-owned subsidiary of the Company’s joint venture HF Logistics-SKX, LLC (the “JV”). Under the terms of the swap agreement, the Company will pay a weighted-average fixed rate of 2.08% on the $65.1 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. The rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate of 4.08% for the life of the loan thus reducing the impact of interest-rate changes on future interest expense.  Pursuant to the terms of the JV, HF Logistics is responsible for any amounts related to the Swap Agreement.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 31, 2018, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

(8)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Other long term liabilities	$21,458	$19,059
Income taxes payable	78,730	99,200
	$100,188	$118,259

(9)	COMMITMENTS AND CONTINGENCIES
(a)	Leases

The Company leases facilities under operating lease agreements expiring through October 13, 2033. The Company pays taxes, maintenance and insurance in addition to the lease obligations. Leases may provide for renewal options and rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of gross sales in excess of a base annual rent. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through November 30, 2021. Rent expense for the years ended December 31, 2018, 2017 and 2016 approximated $257.6 million, $223.7 million and $171.0 million, respectively.

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

Future minimum lease payments under noncancellable leases at December 31, 2018 are as follows (in thousands):

OPERATING LEASES
Year ending December 31:
2019	$251,711
2020	228,716
2021	203,979
2022	178,850
2023	181,227
Thereafter	596,901
$1,641,384
(b)	Product and Other Financing

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.5% for 30- to 60-day financing. The amounts outstanding under these arrangements at December 31, 2018 and 2017 were $180.5 million and $177.4 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $3.3 million in 2018, $4.8 million in 2017, and $4.4 million in 2016. The Company has open purchase commitments with its foreign manufacturers at December 31, 2018 of $887.9 million, which are not included in the accompanying 2018 consolidated balance sheet.

(c)	Litigation

The Company recognizes legal expense in connection with loss contingencies as incurred.

In accordance with U.S. GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2018, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

(10)	STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 500 million shares of Class A Common Stock, par value $.001 per share, 75 million shares of Class B Common Stock, par value $.001 per share, and 10 million shares of preferred stock, par value $.001 per share.

During 2018 and 2016, certain Class B stockholders converted 561,876 and 1,733,270 shares, respectively, of Class B Common Stock to Class A Common Stock. During 2017, no Class B Common Stock was converted to Class A Common Stock. (see Note 13 – Earnings Per Share).

(11)	NONCONTROLLING INTERESTS

The following VIEs are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics-SKX, LLC	December 31, 2018	December 31, 2017
Current assets	$2,121	$1,540
Non-current assets	98,148	103,407
Total assets	$100,269	$104,947

Current liabilities	$2,738	$2,718
Non-current liabilities	64,702	66,367
Total liabilities	$67,440	$69,085

Distribution joint ventures (1)	December 31, 2018	December 31, 2017
Current assets	$540,768	$389,687
Non-current assets	128,250	90,972
Total assets	$669,018	$480,659

Current liabilities	$294,640	$188,700
Non-current liabilities	26,444	9,201
Total liabilities	$321,084	$197,901

(1)

Distribution joint ventures include Skechers Limited (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net earnings attributable to non-controlling interests	$70,232	$55,914	$41,866
Distributions to:
HF Logistics-SKX, LLC	4,374	3,787	4,091
Skechers China Limited	19,915	20,620	11,922
Skechers Southeast Asia Limited	2,025	1,347	1,280
Skechers Hong Kong Limited	618	199	451
India distribution joint ventures	68	—	—
Contributions from:
India distribution joint ventures	—	—	2,943
Skechers Korea Co., Ltd.	—	—	8,273
Skechers Footwear Ltd. (Israel)	—	46	2,764

(12)	SHARE REPURCHASE PROGRAM

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

The following table provides a summary of the Company’s stock repurchase activities during the year ended December 31, 2018:

Year ended December 31, 2018
Shares repurchased	3,656,277
Average cost per share	$27.34
Total cost of shares repurchased (in thousands):	$99,977

(13)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

Basic earnings per share	2018	2017	2016
Net earnings attributable to Skechers U.S.A., Inc.	$301,041	$179,190	$243,493
Weighted average common shares outstanding	155,815	155,651	154,169
Basic earnings per share attributable to Skechers U.S.A., Inc.	$1.93	$1.15	$1.58

Diluted earnings per share	2018	2017	2016
Net earnings attributable to Skechers U.S.A., Inc.	$301,041	$179,190	$243,493

Weighted average common shares outstanding	155,815	155,651	154,169
Dilutive effect of nonvested shares	635	872	915
Weighted average common shares outstanding	156,450	156,523	155,084

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$1.92	$1.14	$1.57

There were 352,169, 116,762, and 346,912 shares excluded from the computation of diluted earnings per share for the year ended December 31, 2018, 2017, and 2016 respectively because they are anti-dilutive.

(14)	STOCK COMPENSATION
(a)	Incentive Award Plan

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

A summary of the status and changes of nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the year ended December 31, 2018 is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Nonvested at January 1, 2016	2,725,500	$15.77
Granted	1,444,000	31.69
Vested/Released	(1,108,336)	12.32
Cancelled	(18,000)	17.81
Nonvested at December 31, 2016	3,043,164	24.57
Granted	495,600	24.69
Vested/Released	(1,157,207)	20.73
Cancelled	(78,000)	32.62
Nonvested at December 31, 2017	2,303,557	26.25
Granted	1,811,000	38.05
Vested/Released	(1,018,283)	21.91
Cancelled	(127,333)	29.71
Nonvested at December 31, 2018	2,968,941	34.79

As of December 31, 2018, a total of 8,090,500 shares remain available for grant as equity awards under the 2017 Plan.

The Company recognized in the consolidated statements of earnings compensation expense of $30.5 million, $28.9 million and $23.1 million for grants under its stock compensation plans for the years ended December 31, 2018, 2017, and 2016. Related excess income tax benefits of $1.6 million and $2.6 million was recorded in the statement of earnings for the years ended December 31, 2018 and December 31, 2017, respectively.  Related excess income tax benefits of $4.7 million for grants under its stock compensation plans for the year ended December 31, 2016 was recorded in additional paid-in capital.  Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. There was $76.0 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2018, which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the year ended December 31, 2018 and 2017 was $22.3 million and $24.0 million, respectively.

(b)	Stock Purchase Plan

On April 17, 2017, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which the Company’s stockholders approved on May 23, 2017. The 2018 ESPP replaced the Company’s previous employee stock purchase plan, the Skechers U.S.A., Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP”), which expired pursuant to its terms on January 1, 2018. The 2018 Employee Stock Purchase Plan provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the Class A

Common Stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2018 ESPP generally provides for two six-month purchase periods every twelve months: June 1 through November 30 and December 1 through May 31, except that the initial purchase period under the 2018 ESPP had a duration of five months, commencing on January 1, 2018 and ending on May 31, 2018. Eligible employees participating in the 2018 ESPP for a purchase period will be able to invest up to 15% of their compensation through payroll deductions during each purchase period. A total of 5,000,000 shares of Class A Common Stock will be available for sale under the 2018 ESPP.

During 2018, 2017 and 2016, 221,889 shares, 240,000 shares and 220,844 shares were issued under the 2018 ESPP and 2008 ESPP for which the Company received approximately $5.3 million, $5.5 million and $5.1 million, respectively. The purchase price discount and the look-back feature cause the 2018 ESPP to be compensatory and the Company recognizes compensation expense which is computed using Black-Scholes options pricing model.

(15)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	2018	2017	2016
Federal:
Current	$11,379	$110,448	$45,258
Deferred	(3,971)	3,768	(3,961)
Total federal	7,408	114,216	41,297
State:
Current	5,408	2,747	3,406
Deferred	(1,316)	(3,356)	(49)
Total state	4,092	(609)	3,357
Foreign:
Current	53,071	40,147	31,046
Deferred	(3,960)	(4,598)	(1,575)
Total foreign	49,111	35,549	29,471
Total income taxes (benefit)	$60,611	$149,156	$74,125

Due to the enactment of Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the period.

The SEC staff issued Staff Accounting Bulletin 118, (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional one-time net tax expense of $99.9 million for the year-ended December 31, 2017. In 2018, the Company obtained additional information which reduced the Company’s provisional accounting for certain tax effects of the Tax Act by $10.9 million, from $99.9 million as reported at December 31, 2017, to $89.0 million.

The Company’s provision for income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally lower than in the U.S., ranging from 0% to 34.6%. The Company’s provision for income tax expense (benefit) was calculated using the applicable statutory rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) in each jurisdiction, while the Company’s effective tax rate is calculated by dividing income tax expense (benefit) by earnings before income taxes.

The Company’s earnings (loss) before income taxes and income tax expense (benefit) for 2018, 2017 and 2016 are as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense (benefit)	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense
United States (1)	$16,597	$11,500	$25,628	$113,607	$105,589	$44,654
Peoples Republic of China (“China”)	89,429	19,595	95,668	12,971	72,584	11,720
Hong Kong	48,352	8,106	17,778	5,030	15,156	5,206
Jersey (2)	213,327	—	198,048	—	146,880	—
Non-benefited loss operations (3)	(11,422)	(3,387)	(17,350)	3,306	(16,189)	12
Other jurisdictions (4)	75,601	24,797	64,488	14,242	35,464	12,533
Earnings before income taxes	$431,884	$60,611	$384,260	$149,156	$359,484	$74,125
Effective tax rate (5)		14.0%		38.8%		20.6%

(1)	United States income tax expense for 2017 includes a provisional one-time $99.9 million tax expense related to the enactment of the United States Tax Cuts & Jobs Act on December 22, 2017.
(2)	Jersey does not assess income tax on corporate net earnings.
(3)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Barbados, Brazil, China, India, Israel, Japan, Panama, Romania, Thailand, and South Korea.

(4)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5% of consolidated earnings (loss) before taxes in the period being reported: Albania, Austria, Belgium, Bosnia & Herzegovina, Canada, Chile, Colombia, Costa Rica, France, Germany, Hungary, India, Italy, Kosovo, Macau, Macedonia, Malaysia, Montenegro, Netherlands, Panama, Peru, Poland, Portugal, Serbia, Singapore, Spain, Switzerland, Vietnam, and the United Kingdom.

(5)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2018, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 26%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2018, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $16.6 million, with income tax expense of $11.5 million, which is an average rate of 69%. This rate is higher than the 26% U.S. statutory rate primarily due to the impact of U.S. non-deductible expenses. Earnings (loss) before income taxes in non-U.S. jurisdictions were $415.3 million, with an aggregate income tax expense of $49.1 million, which is an average rate of 11.8%. Combined, this results in consolidated earnings before income taxes for the period of $431.9 million, and consolidated income tax expense for the period of $60.6 million, resulting in an effective tax rate of 14.0%. For 2018, of our $415.3 million in earnings before income tax earned outside the U.S., $213.3 million was earned in Jersey, which does not impose a tax on corporate earnings. In Jersey, earnings before income taxes increased by $15.3 million to $213.3 million in 2018 from $198.0 million in 2017. This increase was primarily attributable to an increase in international sales which resulted in an increase in earnings before income taxes in Jersey from royalties and commissions under the terms of our inter-subsidiary agreements.  In addition, there were foreign losses of $11.2 million for which no tax benefit was recognized during the year ended December 31, 2018 because of the provision of offsetting valuation allowances, but for which $3.4 million in prior year tax refunds were received. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of our consolidated earnings (loss) before taxes in any of the years shown. Unremitted earnings of non-U.S. subsidiaries for which no tax has been provided are expected to be reinvested outside of the U.S. indefinitely. Such earnings could become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

As of December 31, 2018, we had approximately $872.2 million in cash and cash equivalents, of which $522.2 million, or 59.9%, was held outside the U.S. Of the $522.2 million held by our non-U.S. subsidiaries, approximately $276.9 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our consolidated financial statements as of December 31, 2018.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s provisional Transition Tax liability, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of December 31, 2018. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of its other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to income taxes but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2018	2017	2016
Expected income tax expense	$90,696	$134,491	$125,819
State income tax, net of federal benefit	3,051	297	2,335
Rate differential on foreign income	(40,065)	(95,565)	(58,508)
Change in unrecognized tax benefits	820	1,449	135
Non-deductible compensation	6,269	6,592	4,414
Tax credits	(2,539)	(2,151)	(2,044)
Excess tax benefit on share based compensation	(1,557)	(2,571)	—
U.S. tax rate change	—	1,923	—
U.S. transition tax	(10,963)	98,015	—
U.S. tax on foreign earnings	9,956	—	—
Other	2,077	(1,110)	535
Change in valuation allowance	2,866	7,786	1,439
Total provision (benefit) for income taxes	$60,611	$149,156	$74,125
Effective tax rate	14.0%	38.8%	20.6%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below (in thousands):

	2018	2017
Deferred tax assets:
Inventory adjustments	$5,779	$5,375
Accrued expenses	42,637	33,983
Allowances for bad debts and chargebacks	3,549	3,470
Loss carryforwards	24,834	24,308
Business credit carryforward	7,015	6,562
Share-based compensation	4,283	4,154
Valuation allowance	(30,179)	(27,313)
Total deferred tax assets	57,918	50,539
Deferred tax liabilities:
Prepaid expenses	6,263	5,709
Depreciation on property, plant and equipment	12,674	15,069
Total deferred tax liabilities	18,937	20,778
Net deferred tax assets	$38,981	$29,761

The $2.9 million increase in the valuation allowance primarily relates to increases in deferred tax assets in certain foreign non-benefited loss jurisdictions as discussed above. The Company believes it is more likely than not that the results of future operations in the remaining jurisdictions will generate sufficient taxable income to realize its net deferred tax assets.

State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2018 were $8.9 million and $31.1 million, respectively. State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2017 were $6.6 million and $31.3 million, respectively. These tax credit and net operating loss carry-forward amounts do not begin to expire until 2032 and 2025, respectively. As of December 31, 2018 and 2017, no valuation allowance against the related deferred tax asset have been recorded for these credit and loss carry-forwards as it is believed the carry-forwards will be fully utilized in reducing future taxable income.

As of December 31, 2018 and 2017, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $121.5 million and $94.9 million, respectively. Some of these net operating losses expire beginning in 2019; however others can be carried forward indefinitely. As of December 31, 2018 and 2017, valuation allowances of $21.4 million and $21.4 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

The balance of unrecognized tax benefits included in prepaid expenses in the consolidated balance sheets increased by $0.6 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017
Beginning balance	$7,381	$6,608
Additions for current year tax positions	1,161	1,154
Reductions for prior year tax positions	(55)	(26)
Reductions related to lapse of statute of limitations	(512)	(355)
Ending balance	$7,975	$7,381

If recognized, $8.0 million of unrecognized tax benefits would be recorded as a reduction in income tax expense.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled $0.2 million, $0.5 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. Accrued interest and penalties were $1.8 million and $1.5 million as of December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, the Company’s tax filings are generally subject to examination in the U.S. and most foreign jurisdictions for years ending on or after December 31, 2014, and in several Asian and European tax jurisdictions for years ending on or after December 31, 2008. During the year, the Company reduced the balance of 2018 and prior year unrecognized tax benefits by $0.5 million as a result of expiring statutes. It is reasonably possible that certain domestic and foreign statutes will expire during the next twelve months which would reduce the balance of 2018 and prior year unrecognized tax benefits by $0.8 million.

The Company is currently under examination by a number of states and certain foreign jurisdictions. During the year ended December 31, 2018, there was no reduction in the balance of 2018 and prior year unrecognized tax benefits due to settlements of examinations. It is reasonably possible that certain federal, state and foreign examinations could be settled during the next twelve months which would reduce the balance of  2018 and prior year unrecognized tax benefits by $0.9 million.

(16)	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period. The Company made a contribution of $2.3 million and $1.6 million to the plan for the year ended December 31, 2018 and 2017 respectively. The Company did not make a contribution to the plan for the years ended December 31 2016.

In May 2013, the Company established the Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”), which allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees, which will be determined by the Company’s Compensation Committee. The Company made a contribution of $0.1 million and $0.2 million to the plan for the year ended December 31, 2018 and 2017 respectively. The Company did not make a contribution to the plan for the year ended December 31 2016.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts as determined monthly. The Company has established a rabbi trust (the “Trust”) as a reserve for the benefits payable under the Plan. The assets of the Trust and deferred liabilities are presented in the Company’s consolidated balance sheets.

(17)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates a significant portion of its sales in the United States; however, several of its products are sold into various foreign countries, which subject the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect the Company’s estimates and its performance. The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $213.7 million and $206.1 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2018 and 2017, respectively. Foreign accounts receivable, which are generally collateralized by letters of credit, amounted to $313.8 million and $251.0 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2018 and 2017, respectively. International net sales amounted to $2.514 billion, $2.109 billion and $1.640 billion for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s credit losses charged to expense for the years ended December 31, 2018, 2017 and 2016 were $8.0 million, $12.8 million and $12.7 million, respectively. In addition, the Company recorded sales return expense for the years ended December 31, 2018, 2017 and 2016 were $20.2 million, $5.6 million and $16.9 million, respectively.

Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $1.611 billion and $1.273 billion at December 31, 2018 and 2017, respectively.

During 2018, 2017 and 2016, no customer accounted for 10.0% or more of net sales. No customer accounted for more than 10% of net trade receivables at December 31, 2018 or 2017. During 2018, 2017 and 2016, net sales to the five largest customers were approximately 10.4%, 10.5% and 11.3%, respectively.

The Company’s top five manufacturers produced the following for the years ended December 31, 2018, 2017 and 2016, respectively:

	Percentage of Total Production Years Ended December 31,
	2018	2017	2016
Manufacturer #1	12.8%	17.9%	22.9%
Manufacturer #2	10.1%	11.1%	10.1%
Manufacturer #3	8.6%	8.8%	8.8%
Manufacturer #4	5.4%	5.4%	4.9%
Manufacturer #5	5.0%	4.3%	4.3%
	41.9%	47.5%	51.0%

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

(18)	RELATED PARTY TRANSACTIONS

The Company paid approximately $80,000, $172,000, and $111,000 during 2018, 2017 and 2016, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and three other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC, the Shade Hotel in Manhattan Beach at December 31, 2018 or 2017.

The Company paid approximately $167,000, $201,000 and $110,000 during 2018, 2017 2016 to the Redondo Beach Hospitality Company, LLC (“RBHC”) for lodging, food and events, including the Company’s 2018, 2017 and 2016 holiday party at the Shade Hotel in Redondo Beach, which is owned and operated by RBHC. Michael Greenberg, President and a director of the Company, owns a 5% beneficial ownership interest in RBHC, and three other officers, directors and senior vice presidents of the Company own in aggregate an additional 3% beneficial ownership in RBHC. The Company had no outstanding accounts receivable or payable with RBHC or the Shade Hotel in Redondo Beach, at December 31, 2018 or 2017.

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer are also officers and directors of the Foundation. During the years ended December 31, 2018, 2017, and 2016 the Company made contributions of $1,000,000 million to the Foundation in each year.

The Company had receivables from officers and employees of $0.8 million and $1.0 million at December 31, 2018 and 2017, respectively. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time. The Company had no other significant transactions with or payables to officers, directors or significant stockholders of the Company.

(19)	SEGMENT AND GEOGRAPHIC REPORTING

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

	2018	2017	2016
Net sales
Domestic wholesale	$1,259,615	$1,249,287	$1,199,832
International wholesale	2,054,770	1,729,906	1,391,235
Retail	1,327,683	1,184,967	972,244
Total	$4,642,068	$4,164,160	$3,563,311

	2018	2017	2016
Gross profit
Domestic wholesale	$468,340	$464,609	$454,088
International wholesale	976,739	786,675	616,110
Retail	778,526	687,605	564,398
Total	$2,223,605	$1,938,889	$1,634,596

	2018	2017
Identifiable assets
Domestic wholesale	$1,428,463	$1,259,119
International wholesale	1,423,048	1,116,928
Retail	376,744	359,035
Total	$3,228,255	$2,735,082

	2018	2017	2016
Additions to property, plant and equipment
Domestic wholesale	$29,717	$20,055	$33,677
International wholesale	63,316	47,410	44,286
Retail	50,003	68,511	41,508
Total	$143,036	$135,976	$119,471

Geographic Information

The following summarizes the Company’s operations in different geographic areas as of and for the years ended December 31:

	2018	2017	2016
Net Sales (1)
United States	$2,128,100	$2,055,475	$1,920,051
Canada	171,864	160,367	130,555
Other international (2)	2,342,104	1,948,318	1,512,705
Total	$4,642,068	$4,164,160	$3,563,311

	2018	2017
Property, plant and equipment, net
United States	$385,584	$382,426
Canada	9,081	9,888
Other international (2)	190,792	149,287
Total	$585,457	$541,601

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

(20)	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2018, to assess the need for potential recognition or disclosure in this filing. Based on this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements.  In 2019, the Company entered into an agreement to purchase the minority interest in its India joint venture that it did not own for $82.5 million which will make India a wholly owned subsidiary.  In 2019, the Company also agreed in principle to form a joint venture with its distributor in Mexico.

(21)	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.  Summarized unaudited financial data are as follows (in thousands, except per share data):

2018	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Net sales	$1,250,078	$1,134,797	$1,176,395	$1,080,798
Gross profit	583,104	560,957	563,866	515,678
Net earnings	137,258	60,859	106,051	67,105
Net earnings attributable to Skechers U.S.A., Inc.	117,652	45,284	90,728	47,377

Net earnings per share:
Basic	0.21	0.29	0.58	0.31
Diluted	0.21	0.29	0.58	0.31

2017	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31(1)
Net sales	$1,072,808	$1,025,934	$1,094,829	$970,589
Gross profit	476,498	488,321	519,987	454,083
Net earnings (loss)	106,635	73,400	106,830	(51,761)
Net earnings (loss) attributable to Skechers U.S.A., Inc.	93,995	59,535	92,310	(66,650)

Net earnings (loss) per share:
Basic	0.61	0.38	0.59	(0.43)
Diluted	0.60	0.38	0.59	(0.43)

(1)	Fourth quarter 2017 net earnings (loss) includes a provisional one-time tax expense of $99.9 million recorded for our initial analysis of the impact of the Tax Act.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that our internal control over financial reporting is effective as of such time.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is set forth below.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2018. The results of our evaluation are discussed above in Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on Internal Control over Financial Reporting

We have audited Skechers U.S.A., Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 47 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 80 of this annual report on Form 10-K.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.
ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2018, 2017, and 2016

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO REVENUE COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF YEAR
Year-ended December 31, 2016
Allowance for chargebacks	$7,065	$10,882	$(6,973)	$10,974
Allowance for doubtful accounts	5,953	1,837	(2,170)	5,620
Liability for sales returns and allowances	11,242	18,101	(4,290)	25,053
Reserve for shrinkage	407	2,396	(2,261)	542
Reserve for obsolescence	3,281	15,220	(7,573)	10,928
Year-ended December 31, 2017
Allowance for chargebacks	$10,974	$7,507	$(5,674)	$12,807
Allowance for doubtful accounts	5,620	5,266	(3,177)	7,709
Liability for sales returns and allowances	25,053	5,625	(14)	30,664
Reserve for shrinkage	542	2,020	(825)	1,737
Reserve for obsolescence	10,928	130	(4,039)	7,019
Year-ended December 31, 2018
Allowance for chargebacks	$12,807	$12,629	$(6,663)	$18,773
Allowance for doubtful accounts	7,709	2,856	(3,722)	6,843
Liability for sales returns and allowances	30,664	20,245	(2,443)	48,466
Reserve for shrinkage	1,737	5,771	(5,891)	1,617
Reserve for obsolescence	7,019	6,461	(2,344)	11,136

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

10.1*	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.2*	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2016).

10.2(a)*

First Amendment to the 2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2016).

10.3*	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007).

10.4*	Form of Restricted Stock Agreement under 2007 Incentive Award Plan (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2007).

10.5*	2017 Incentive Award Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2017).

10.6*	Form of Restricted Stock Agreement under 2017 Incentive Award Plan. (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2017).

10.7*	2018 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2017).

10.8*

Indemnification Agreement dated June 7, 1999 between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.8(a)*

List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.6 with the Registrant (incorporated by reference to exhibit number 10.6(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

10.9

Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.10

Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.11*

Employment Agreement, executed August 7, 2015, effective as of January 1, 2015, between the Registrant and Michael Greenberg (incorporated by reference to exhibit number 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.11(a)*

Amendment to Employee Agreement dated December 5, 2017, between the Registrant and Michael Greenberg (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2017)

10.12*

Employment Agreement, executed April 2, 2018, effective as of January 1, 2018, between the Registrant and David Weinberg (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2018).

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

10.14(b)

Second Amendment to Amended and Restated Limited Liability Company Agreement dated February 12, 2019 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company.

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

10.16(e)	Fourth Amendment to Lease Agreement, dated February 12, 2019, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California

10.17	Lease Agreement, dated February 12, 2019, between the Registrant and HF Logistics – SKX T2, LLC, regarding expansion to distribution facility in Rancho Belago, California.
10.18

Lease Agreement, dated August 12, 2002, between Skechers International, a subsidiary of the Registrant, and ProLogis Belgium II SPRL, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18(a)

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

10.18(c)

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

10.19(a)

Addendum 1 to Lease Agreement, dated March 10, 2009, between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III BVBA, regarding ProLogis Park Liege Distribution Center I in Liege, Belgium (incorporated by reference to exhibit number 10.18(a) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.19(b)

Addendum 2 to Lease Agreement dated December 22, 2009 between Skechers EDC SPRL, a subsidiary of the Registrant, and ProLogis Belgium III BVBA, regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.18(b) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.19(c)

Addendum 3 to Agreement dated June 11, 2013 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.18(c) of the Registrant’s Form 10-K for the year ended December 31, 2015).

10.19(d)

Addendum 4 to Agreement dated October 17, 2014 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center II in Liege, Belgium (incorporated by reference to exhibit number 10.18(d) of the Registrant’s Form 10-K for the year ended December 31, 2015).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.20

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

10.21(a)

Addendum to Agreement dated August 3, 2015 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, ProLogis Belgium II BVBA, and ProLogis Belgium III BVBA regarding ProLogis Park Liege Distribution Center IV in Liege, Belgium (incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.22

Lease Agreement dated July 1, 2016 by and among the Registrant, Skechers EDC SPRL, a subsidiary of the Registrant, and Warehouse and Industrial Properties (W.I.P.) SA, regarding Liegistics Park 34, Avenue du Parc Industriel in Milmort, Belgium (incorporated by reference to exhibit number 10.18 of the Registrant’s Form 10-K for the year ended December 31, 2016).

10.23

Lease Agreement dated November 17, 2015 by and between the Registrant and Omni Manhattan Towers Limited Partnership, regarding 1240 Rosecrans Avenue, Suites 300 and 400, Manhattan Beach, California (incorporated by reference to exhibit number 10.19 of the Registrant’s Form 10-K for the year ended December 31, 2016).

10.24**

China DC Loan Agreement, dated September 29, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China. (Incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.25

Mortgage Contract, dated August 28, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China. (Incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.26

Guarantee Agreement, dated July 24, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China. (Incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.27**

Cooperative Agreement on Close Management of Fixed Asset Loan Project, dated September 29, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China. (Incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
**

The Company applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The Company filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

***

In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 1st day of March 2019.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	March 1, 2019
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	March 1, 2019
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	March 1, 2019
David Weinberg	and Director

/s/ John Vandemore	Chief Financial Officer	March 1, 2019
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Jeffrey Greenberg	Director	March 1, 2019
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	March 1, 2019
Geyer Kosinski

/s/ Morton D. Erlich	Director	March 1, 2019
Morton D. Erlich

/s/ Richard Siskind	Director	March 1, 2019
Richard Siskind

/s/ Thomas Walsh	Director	March 1, 2019
Thomas Walsh

/s/ Rick Rappaport	Director	March 1, 2019
Rick Rappaport