Form 10-Q
period 2019-03-31
SKECHERS USA INC
filed 2019-05-10
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	SKX	New York Stock Exchange

As of May 1, 2019, 134,384,834 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of May 1, 2019, 23,015,771 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$687,498	$872,237
Short-term investments	96,387	100,029
Trade accounts receivable, less allowances of $25,206 in 2019 and $25,616 in 2018	736,563	501,913
Other receivables	35,347	55,683
Total receivables	771,910	557,596
Inventories	740,869	863,260
Prepaid expenses and other current assets	85,137	79,018
Total current assets	2,381,801	2,472,140
Property, plant and equipment, net	605,876	585,457
Operating lease right-of-use assets	970,379	—
Deferred tax assets	36,562	39,431
Long-term investments	95,906	93,745
Other assets, net	36,889	37,482
Total non-current assets	1,745,612	756,115
TOTAL ASSETS	$4,127,413	$3,228,255
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$1,576	$1,666
Short-term borrowings	14,966	7,222
Accounts payable	456,306	679,553
Operating lease liabilities	170,834	—
Accrued expenses	175,492	161,781
Total current liabilities	819,174	850,222
Long-term borrowings, excluding current installments	93,755	88,119
Long-term operating lease liabilities	875,701	—
Deferred tax liabilities	443	451
Other long-term liabilities	102,822	100,188
Total non-current liabilities	1,072,721	188,758
Total liabilities	1,891,895	1,038,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 130,242 and 129,525 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	130	129
Class B common stock, $0.001 par value; 75,000 shares authorized; 23,016 and 23,983 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23	24
Additional paid-in capital	291,867	375,017
Accumulated other comprehensive loss	(29,522)	(31,488)
Retained earnings	1,800,034	1,691,276
Skechers U.S.A., Inc. equity	2,062,532	2,034,958
Non-controlling interests	172,986	154,317
Total stockholders' equity	2,235,518	2,189,275
TOTAL LIABILITIES AND EQUITY	$4,127,413	$3,228,255

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,276,756	$1,250,078
Cost of sales	686,247	666,974
Gross profit	590,509	583,104
Royalty income	5,201	5,522
	595,710	588,626
Operating expenses:
Selling	70,214	84,446
General and administrative	359,632	355,381
	429,846	439,827
Earnings from operations	165,864	148,799
Other income (expense):
Interest income	3,142	755
Interest expense	(1,277)	(1,078)
Other, net	(4,986)	3,403
Total other income (expense)	(3,121)	3,080
Earnings before income tax expense	162,743	151,879
Income tax expense	31,724	14,621
Net earnings	131,019	137,258
Less: Net earnings attributable to non-controlling interests	22,261	19,606
Net earnings attributable to Skechers U.S.A., Inc.	$108,758	$117,652
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.71	$0.75
Diluted	$0.71	$0.75
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	153,480	156,433
Diluted	154,134	157,630

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net earnings	$131,019	$137,258
Other comprehensive income, net of tax:
Gain on foreign currency translation adjustment	3,452	5,333
Comprehensive income	134,471	142,591
Less: Comprehensive income attributable to non-controlling interests	23,747	22,445
Comprehensive income attributable to Skechers U.S.A., Inc.	$110,724	$120,146

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	108,758	108,758	22,261	131,019
Foreign currency translation adjustment	—	—	—	—	—	1,966	—	1,966	1,486	3,452
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	7,565	7,565
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(1,014)	(1,014)
Purchase of non-controlling interest	—	—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	8,940	—	—	8,940	—	8,940
Shares issued under the Incentive Award Plan	378	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(170)	—	—	—	(5,816)	—	—	(5,816)	—	(5,816)
Conversion of Class B Common Stock into Class A Common Stock	967	(967)	1	(1)	—	—	—	—	—	—
Repurchases of common stock	(458)	—	—	—	(15,009)	—	—	(15,009)	—	(15,009)
Balance at March 31, 2019	130,242	23,016	$130	$23	$291,867	$(29,522)	$1,800,034	$2,062,532	$172,986	$2,235,518

Balance at December 31, 2017	131,784	24,545	$132	$24	$453,417	$(14,744)	$1,390,235	$1,829,064	$119,147	$1,948,211
Net earnings	—	—	—	—	—	—	117,652	117,652	19,606	137,258
Foreign currency translation adjustment	—	—	—	—	—	2,494	—	2,494	2,839	5,333
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(4,437)	(4,437)
Stock compensation expense	—	—	—	—	8,678	—	—	8,678	—	8,678
Shares issued under the Incentive Award Plan	538	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(213)	—	—	—	(8,718)	—	—	(8,718)	—	(8,718)
Conversion of Class B Common Stock into Class A Common Stock	382	(382)	—	—	—	—	—	—	—	—
Repurchases of common stock	(76)	—	—	—	(3,000)	—	—	(3,000)	—	(3,000)
Balance at March 31, 2018	132,415	24,163	$132	$24	$450,377	$(12,250)	$1,507,887	$1,946,170	$137,155	$2,083,325

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$131,019	$137,258
Adjustment to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	27,421	27,176
Provision for bad debts and returns	9,665	13,571
Share based compensation	8,940	8,678
Deferred income taxes	3,074	435
Other items, net	304	17
Net foreign currency adjustments	4,422	(469)
(Increase) decrease in assets:
Receivables	(218,863)	(275,837)
Inventories	126,810	79,926
Other assets	(27,229)	(8,621)
Increase (decrease) in liabilities:
Accounts payable	(135,976)	11,097
Other liabilities	6,908	10,307
Net cash provided by (used in) operating activities	(63,505)	3,538
Cash flows from investing activities:
Capital expenditures	(38,144)	(34,464)
Purchases of investments	(63,580)	(1,468)
Proceeds from sales and maturities of investments	65,060	347
Net cash used in investing activities	(36,664)	(35,585)
Cash flows from financing activities:
Repayments on long-term borrowings	(457)	(458)
Proceeds from long-term borrowings	3,855	—
Proceeds from short-term borrowings	7,743	4,189
Payments for taxes related to net share settlement of equity awards	(5,816)	(8,718)
Repurchase of Class A common stock	(15,009)	(3,000)
Cash used for purchase of non-controlling interest	(82,894)	—
Distributions to non-controlling interests	(1,014)	(4,437)
Net cash used in financing activities	(93,592)	(12,424)
Effect of exchange rate changes on cash and cash equivalents	9,022	8,111
Net decrease in cash and cash equivalents	(184,739)	(36,360)
Cash and cash equivalents at beginning of the period	872,237	736,431
Cash and cash equivalents at end of the period	$687,498	$718,536

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,295	$1,080
Income taxes, net	18,390	16,283
Non-cash transactions:
Land and other assets contribution from non-controlling interest	7,565	—
Note payable contribution from non-controlling interest	2,150	—

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

(Unaudited)

(1)	GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S‑X. Accordingly, they do not include certain notes and financial presentations normally required under U.S. GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 4). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of March 31, 2019 and December 31, 2018, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s condensed consolidated balance sheets.

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

Revenue Recognition

In accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), the Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company derives income from the sale of footwear and royalties earned from licensing the Skechers brand. For North America, goods are shipped Free on Board (“FOB”) shipping point directly from the Company’s domestic distribution center in Rancho Belago, California. For international wholesale customers product is shipped FOB shipping point, (i) direct from the Company’s distribution center in Liege, Belgium, (ii) to third-party distribution centers in Central America, South America and Asia, (iii) directly from third-party manufacturers to our other international customers.  For our distributor sales, the goods are generally delivered directly from the independent factories to third-party distribution centers or to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. The Company recognizes revenue on wholesale sales upon shipment as that is when the customer obtains control of the promised goods. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost and not as a separate performance obligation.  The Company generates retail revenues primarily from the sale of footwear to customers at retail locations or through the Company’s websites. For our in-store sales, the Company recognizes revenue at the point of sale. For sales made through our websites, we recognize revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from e-commerce or retail customers are excluded from reported revenues.

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

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.   The Company accrues a liability for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of March 31, 2019 and December 31, 2018, the Company’s sales returns liability totaled $75.0 million and $67.3 million, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. Subsequently, the FASB issued various amendments to ASU 2016-02 (collectively with ASU 2016-02 “ASC 842”). The company adopted ASC 842 on January 1, 2019, using the optional transition method and also elected to use the 'package of practical expedients', which permits the company to treat conclusions about lease identification, lease classification and initial direct costs as fixed. Therefore, the company will not apply the standard to the comparative periods presented in the company condensed consolidated financial statements. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic lease methodology under ASC 840, Leases.  The company elected the practical expedient that permits the company not to recognize right-of-use assets and related liabilities that arise from short-term leases with terms of less than twelve months.  As a result of the new lease standard operating leases are required to be recognized on the balance sheet as right-of-use (“ROU”) assets and operating lease liabilities.  Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases.   The standard did not have an impact on debt-covenant compliance under the Company's current debt agreements because it is a result of a change in accounting principle. See Note 3 - Leases for additional information regarding the accounting for leases.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-02”). The standard permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company has elected not to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for the Company’s annual and interim reporting periods beginning December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-02 on January 1, 2019 and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements

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

The Company’s investments consist of mutual funds held in the company’s deferred compensation plan and classified as trading securities, U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, that the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$527,116	$-	$-	$527,116	$527,116	$-	$-
Level 1:
Money market funds	160,382	-	-	160,382	160,382	-	-
U.S. Treasury securities	9,994	-	-	9,994	-	-	9,994
Total level 1	170,376	-	-	170,376	160,382	-	9,994
Level 2:					-	-	-
Corporate notes and bonds	124,409	-	-	124,409	-	88,656	35,753
Asset-backed securities	23,387	-	-	23,387	-	2,370	21,017
U.S. Agency securities	12,598	-	-	12,598	-	5,361	7,237
Mutual funds	21,905	-	-	21,905	-	-	21,905
Total level 2	182,299	-	-	182,299	-	96,387	85,912
TOTAL	$879,791	$-	$-	$879,791	$687,498	$96,387	$95,906

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$713,624	$-	$-	$713,624	$713,624	$-	$-
Level 1:
Money market funds	158,613	-	-	158,613	158,613	-	-
U.S. Treasury securities	6,955	-	-	6,955	-	4,979	1,976
Total level 1	165,568	-	-	165,568	158,613	4,979	1,976
Level 2:					-	-	-
Corporate notes and bonds	132,280	-	-	132,280	-	88,412	43,868
Asset-backed securities	23,310	-	-	23,310	-	2,115	21,195
U.S. Agency securities	10,272	-	-	10,272	-	4,523	5,749
Mutual funds	20,957	-	-	20,957	-	-	20,957
Total level 2	186,819	-	-	186,819	-	95,050	91,769
TOTAL	$1,066,011	$-	$-	$1,066,011	$872,237	$100,029	$93,745

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are typically less than two years.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of March 31, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

(3)	LEASES

The company determines if an arrangement is a lease at inception, and, if a lease, what type of lease it is. The company regularly enters into non-cancellable operating leases for automobiles, retail stores, and real estate leases for offices, showrooms and distribution facilities. Most leases have fixed rental payments. Leases for retail stores typically have initial terms ranging from 5 to 10 years. Other real estate or facility leases may have initial lease terms of up to 20 years.  These leases are included within operating lease ROU assets and liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2019.  The predominant asset for most real estate leases is the right to occupy the space which the company has determined is the single lease component. Many of the Company’s real estate leases include options to extend or to terminate the lease that are not reasonably certain at the time of determining the expected lease term. In addition the company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components. Percentage rent expense, which is specified in the lease agreement, is owed when sales at individual retail store locations exceed a base amount. Percentage rent expense is recognized in the condensed consolidated financial statements when incurred. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the earlier of the beginning of the lease term or when the company takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as an operating lease liability.  Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term at the commencement date. Most of the company’s leases do not provide an implicit borrowing rate.  Therefore the company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as lease size and duration.  The incremental borrowing rate is then used at the commencement date of the lease to determine the present value of future lease payments. The operating lease ROU asset also includes lease payments made and lease incentives and initial direct costs incurred. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  As of March 31, 2019, current liabilities related to operating leases were $170.8 million.

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows (in thousands):

December 31, 2018
2019	$251,711
2020	228,716
2021	203,979
2022	178,850
2023	181,227
Thereafter	596,901
$1,641,384

Operating lease cost and other information (in thousands):

March 31, 2019
Fixed lease cost	$54,502
Variable lease cost	$6,632
Operating cash flows used for leases	$56,924
Noncash right-of-use assets recorded for lease liabilities:
For January 1 adoption of Topic 842	$1,035,062
In exchange for new lease liabilities during the period	$11,473
Weighted-average remaining lease term	5.19 years
Weighted-average discount rate	4.24%

The maturities of lease liabilities were as follows (in thousands):

March 31, 2019
2019 remaining months	$159,976
2020	195,178
2021	170,852
2022	150,198
2023	138,191
Thereafter	458,860
Total lease payments	1,273,255
Less: Imputed interest	(226,720)
$1,046,535

As of March 31, 2019, the company has additional operating leases, primarily for new retail stores, that have not yet commenced which will generate additional right-of-use assets of $7.5 million. These operating leases will commence in 2019 with lease terms ranging from 1 year to 10 years.

(4)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $3.2 million of outstanding letters of credit as of March 31, 2019 and December 31, 2018, and approximately $15.0 million and $7.2 million in short-term borrowings as of March 31, 2019 and December 31, 2018, respectively.

Long-term borrowings at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	2019	2018
Note payable to banks, due in monthly installments of $348 (includes principal and interest), variable-rate interest at 4.24% per annum, secured by property, balloon payment of $62,843 due August 2020	$64,784	$65,148
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,795 due January 2021	5,795	5,800
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $31 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	121	211
Loan from HF Logistics-SKX, T2, LLC	2,150	-
Loan payable to a bank, variable-rate interest at 4.28% per annum, due September 2023	22,481	18,626
Subtotal	95,331	89,785
Less: current installments	1,576	1,666
Total long-term borrowings	$93,755	$88,119

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with the covenants of its long-term borrowings as of March 31, 2019.

On October 24, 2018, through our Chinese joint-venture, we entered into a $17.5 million loan agreement with The Hongkong and Shanghai Banking Corporation Limited (the “China Loan Agreement”).  The China Loan Agreement allows for partial drawdown.  Interest will be paid at one, two or three months, depending on the period of the drawdown.   The interest rate will be based upon the London Interbank Offered Rate (“LIBOR”) plus 1.2% per annum.  As specified in the China Loan Agreement, the principal of the loan will be repayable by fifteen equal quarterly installments of $437,550, commencing fifteen months after drawdown plus a final installment of $10,937,500. The loan has a term of 5 years.  The China Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type.   The obligations of our Chinese joint-venture under the China Loan Agreement are jointly and severally guaranteed by the Company and Luen Thai Enterprises Ltd.  There was no amount outstanding as of March 31, 2019.

On October 19, 2018, through a subsidiary of our Chinese joint-venture (“the TC Subsidiary”), the Company entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (“the China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of the Company’s distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2019.  The TC Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the TC Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The obligations of the TC Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by our Chinese joint-venture. There was no amount outstanding as of March 31, 2019.

On September 29, 2018, through a subsidiary of the Company’s Chinese joint-venture (“the Subsidiary”), the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement will be used to finance the construction of the Company’s distribution center in China. Interest will be paid quarterly.  The interest rate was 4.28% at March 31, 2019 which will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan, and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the Subsidiary. The China DC Loan Agreement matures on September 28, 2023.  The obligations of the Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint-venture. As of March 31, 2019 there was $22.5 million outstanding under this credit facility, which is classified as long-term borrowings in the Company’s condensed consolidated balance sheets.

On September 20, 2018, through two subsidiaries of our Chinese joint-venture (the “SGZ and SSH Subsidiaries”), we entered into a 125 million yuan revolving loan agreement with HSBC Bank (China) Company Limited, Guangzhou Branch (the “Revolving Loan Agreement”).  The Revolving Loan Agreement is comprised of two tranches: a 125 million yuan revolving loan facility and a 15 million yuan non-financial bank guarantee facility.  The proceeds from the Revolving Loan Agreement will be used to finance the SGZ and SSH Subsidiaries’ working capital requirements.  Interest will be paid at one, two or three months, depending on the term of each loan.  The interest rate will be equal to 100% of the applicable People’s Bank of China (“PBOC”) Benchmark Lending Rate, provided that if the PBOC Benchmark Lending Rate changes during the term of a loan, the applicable interest rate for that loan will not change until the next rollover date of that loan (if any).  The Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint-venture to, among other things, allow external investment to be added, pledge assets and issue debt with priority over the Revolving Loan Agreement.  The term of each loan will be one, three or six months or such other period as agreed by the lender.  The term of a loan, including any extension or rollover, shall not exceed twelve months.  The obligations of the Subsidiary under the Revolving Loan Agreement are guaranteed by the Company, Luen Thai Enterprises Ltd., Skechers Guangzhou Co., Ltd and Skechers Trading (Shanghai) Co Ltd.  There was no amount outstanding as of March 31, 2019.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of March 31, 2019 and December 31, 2018, there was $0.1 million outstanding under the Company’s credit facilities, classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of March 31, 2019, is related to the Company’s international operations.

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

(5)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint-ventures that were established either to exclusively distribute the Company’s products or to construct the Company’s domestic distribution facility. These joint-ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. In February 2019, the Company purchased the minority interest of its India joint-venture for $82.9 million, which made its India joint- venture a wholly owned subsidiary. With the exception of the India joint-vneture becoming a wholly owned subsidiary, there have been no changes during 2019 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint-ventures are restricted in that they are not available for general business use outside the context of such joint-ventures. The holders of the liabilities of each joint-venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics (1)	March 31, 2019	December 31, 2018
Current assets	$9,344	$2,121
Non-current assets	106,758	98,148
Total assets	$116,102	$100,269

Current liabilities	$3,096	$2,738
Non-current liabilities	66,488	64,702
Total liabilities	$69,584	$67,440

Product distribution joint ventures (2)	March 31, 2019	December 31, 2018
Current assets	$544,153	$540,768
Non-current assets	202,839	128,250
Total assets	$746,992	$669,018

Current liabilities	$233,712	$294,640
Non-current liabilities	80,048	26,444
Total liabilities	$313,760	$321,084

(1)	Includes HF Logistics-SKX, LLC and HF Logistics-SKX, T2, LLC
(2)	Distribution joint-ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, and Skechers (Thailand) Limited

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended March 31,
	2019	2018
Net earnings attributable to non-controlling interests	$22,261	$19,606
Distributions to:
HF Logistics-SKX, LLC	1,014	1,327
Skechers China Limited	—	3,110
Skechers South Asia Private Limited	11,629	—
Contributions from:
HF Logistics-SKX, T2, LLC	7,565	—

(6)	SHARE REPURCHASE PROGRAM

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. As of March 31, 2019, there was $35.0 million remaining to repurchase shares under the Share Repurchase Program. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time.

The following table provides a summary of the Company’s stock repurchase activities during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Shares repurchased	457,951	75,991
Average cost per share	32.77	39.47
Total cost of shares repurchased (in thousands):	$15,009	$3,000

(7)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Basic earnings per share	2019	2018
Net earnings attributable to Skechers U.S.A., Inc.	$108,758	$117,652
Weighted average common shares outstanding	153,480	156,433
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.71	$0.75

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Diluted earnings per share	2019	2018
Net earnings attributable to Skechers U.S.A., Inc.	$108,758	$117,652

Weighted average common shares outstanding	153,480	156,433
Dilutive effect of nonvested shares	654	1,197
Weighted average common shares outstanding	154,134	157,630

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.71	$0.75

There were 540,612 and 190,364 shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively because they are anti-dilutive.

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

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share‑based compensation expense was $8.9 million and $8.7 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the Company redeemed 170,073 shares of Class A Common Stock for $5.8 million to satisfy employee tax withholding requirements. During the three months ended March 31, 2018, the Company redeemed 212,930 shares of Class A Common Stock for $8.7 million to satisfy employee tax withholding requirements.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the three months ended March 31, 2019 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	2,968,941	$34.79
Granted	1,463,000	27.78
Vested	(377,500)	33.50
Nonvested at March 31, 2019	4,054,441	32.38

As of March 31, 2019, there was $108.2 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.7 years.

(b)	Stock Purchase Plan

On April 17, 2017, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which the Company’s stockholders approved on May 23, 2017. The 2018 ESPP replaced the Company’s previous employee stock purchase plan, the Skechers U.S.A., Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP”), which expired pursuant to its terms on January 1, 2018. The 2018 Employee Stock Purchase Plan provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the Class A Common Stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2018 ESPP generally provides for two six-month purchase periods every twelve months: June 1 through November 30 and December 1 through May 31. Eligible employees participating in the 2018 ESPP will, for a purchase period, be able to invest up to 15% of their compensation through payroll deductions during each purchase period. A total of 5,000,000 shares of Class A Common Stock are available for issuance under the 2018 ESPP. The purchase price discount and the look-back feature cause the 2018 ESPP to be compensatory and the Company recognizes compensation expense which is computed using Black-Scholes options pricing model.

(9)	INCOME TAXES

Income tax expense and the effective tax rate for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Income tax expense	$31,724	$14,621
Effective tax rate	19.5%	9.6%

The tax provisions for the three months ended March 31, 2019 and 2018 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its effective tax rate to be between 17.0% to 20.0% for 2019. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.6%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 24.9%.

Due to the enactment of the Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the increase in the effective tax rate as compared to the three months ended March 31, 2018 was primarily due to the negative impact of $2.9 million in discrete items in the three months ended March 31, 2019 as compared to the positive impact of $10.5 million in discrete items in the three months ended March 31, 2018.

As of March 31, 2019, the Company had approximately $687.5 million in cash and cash equivalents, of which $469.5 million, or 68.3%, was held outside the U.S. Of the $469.5 million held by the Company’s non-U.S. subsidiaries, approximately $212.8 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of March 31, 2019.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s provisional Transition Tax liability, the Company may repatriate certain funds held outside the U.S. for which U.S. federal and non-U.S. tax has been fully provided as of March 31, 2019. The Company has provided for the tax impact of expected distributions from its joint-venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company choses to repatriate some or all of the funds it has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.

(10)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $308.4 million and $213.7 million before allowances for bad debts, sales returns and chargebacks at March 31, 2019 and December 31, 2018, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $453.4 million and $313.8 million before allowance for bad debts, sales returns and chargebacks at March 31, 2019 and December 31, 2018, respectively. The Company’s credit losses attributable to write-offs for the three months ended March 31, 2019 and 2018 were $2.2 million and $2.0 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $2.021 billion and $1.611 billion at March 31, 2019 and December 31, 2018, respectively.

The Company’s net sales to its five largest customers accounted for approximately 10.7% and 10.8% of total net sales for the three months ended March 31, 2019 and 2018, respectively.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Manufacturer #1	16.3%	15.5%
Manufacturer #2	9.3%	11.9%
Manufacturer #3	6.0%	8.6%
Manufacturer #4	5.1%	6.9%
Manufacturer #5	5.0%	5.4%
	41.7%	48.3%

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

	Three Months Ended March 31,
	2019	2018
Net sales:
Domestic wholesale	$346,694	$389,029
International wholesale	628,067	578,003
Retail	301,995	283,046
Total	$1,276,756	$1,250,078

	Three Months Ended March 31,
	2019	2018
Gross profit:
Domestic wholesale	$126,451	$142,143
International wholesale	288,728	279,362
Retail	175,330	161,599
Total	$590,509	$583,104

	March 31, 2019	December 31, 2018
Identifiable assets:
Domestic wholesale	$1,348,779	$1,428,463
International wholesale	1,611,560	1,423,048
Retail	1,167,074	376,744
Total	$4,127,413	$3,228,255

	Three Months Ended March 31,
	2019	2018
Additions to property, plant and equipment:
Domestic wholesale	$7,734	$11,375
International wholesale	21,992	10,938
Retail	8,418	12,151
Total	$38,144	$34,464

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Sales (1):
United States	$539,404	$575,525
Canada	47,588	57,040
Other international (2)	689,764	617,513
Total	$1,276,756	$1,250,078

	March 31, 2019	December 31, 2018
Property, plant and equipment, net:
United States	393,000	385,584
Canada	8,685	9,081
Other international (2)	204,191	190,792
Total	$605,876	$585,457

(1)

The Company has subsidiaries in Asia, Central America, Europe, the Middle East, North America, and South America that generate net sales within those respective regions and in some cases the neighboring regions. The Company has joint-ventures in Asia that generate net sales from those regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. External net sales are attributable to geographic regions based on the location of each of the Company’s subsidiaries. A subsidiary may earn revenue from external net sales and external royalties, or from inter-subsidiary net sales, royalties, fees and commissions provided in accordance with certain inter-subsidiary agreements. The resulting earnings of each subsidiary in its respective country are recognized under each respective country’s tax code. Inter-subsidiary revenues and expenses subsequently are eliminated in the Company’s condensed consolidated financial statements and are not included as part of the external net sales reported in different geographic areas.

(2)	Other international includes Asia, Central America, Europe, the Middle East, and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, the Company does not authorize or permit any distribution or sales of its product in these countries, and the Company is not aware of any current or past distribution or sales of our product in Sudan or Syria.

(12)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended March 31, 2019, the Company made contributions of $250,000 to the Foundation. During the three months ended March 31, 2018, the Company did not make any contributions to the Foundation.

(13)	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2019, to assess the need for potential recognition or disclosure in this filing. Based on this evaluation, it was determined that no subsequent events occurred that require recognition in the condensed consolidated financial statements.  In April 2019, the Company formed a joint-venture with its distributor in Mexico and made an initial investment of $104.0 million.

(14)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2019, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2018.

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
•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2018 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our net sales for the three months ended March 31, 2019 were $1.277 billion, an increase of $26.8 million, or 2.1%, as compared to net sales of $1.250 billion for the three months ended March 31, 2018. This increase was primarily attributable to increased sales from our international wholesale and global retail businesses, and was partially offset by a decrease in our domestic wholesale segment. Gross margins decreased to 46.3% for the three months ended March 31, 2019 from 46.6% for the same period in the prior year primarily due to lower international wholesale and international retail margins due to higher discounts and unfavorable currency exchange rates. Net earnings attributable to Skechers U.S.A., Inc. were $108.8 million for the three months ended March 31, 2019, a decrease of $8.9 million, or 7.6%, compared to net earnings of $117.7 million in the prior-year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2019 were $0.71, which reflected a 5.3% decrease from the $0.75 diluted net earnings per share reported in the same prior-year period. The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2019 was primarily due to increased income tax expense of $17.1 million as a result of the positive impact of $10.5 million in discrete items in the same prior year period. In February 2019, we completed the purchase of the minority interest in our India joint-venture for $82.9 million which made our India joint-venture a wholly owned subsidiary. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and retail sales, which includes e‑commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended March 31,
	2019	2018
Percentage of revenues by segment:
Domestic wholesale	27.2%	31.1%
International wholesale	49.2%	46.2%
Retail	23.6%	22.7%
Total	100.0%	100.0%

As of March 31, 2019, we owned and operated 758 stores, which included 474 domestic retail stores and 284 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2019, we opened eight domestic warehouse stores, one international concept store, and three international outlet stores. In addition, we closed three domestic concept stores. We also transitioned 61 retail stores from our joint-venture in India. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2019, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) expanding our global retail distribution channel by opening another 40 to 50 Company-owned retail stores during the remainder of the year, (v) continuing the construction of our new distribution center in China (vi) continuing the expansion of our corporate headquarters, and (vii) completing the transition of our Mexico distributor to a joint-venture.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended March 31,
	2019		2018
Net sales	$1,276,756	100.0%	$1,250,078	100.0%
Cost of sales	686,247	53.7	666,974	53.4
Gross profit	590,509	46.3	583,104	46.6
Royalty income	5,201	0.4	5,522	0.4
	595,710	46.7	588,626	47.0
Operating expenses:
Selling	70,214	5.5	84,446	6.8
General and administrative	359,632	28.2	355,381	28.4
	429,846	33.7	439,827	35.2
Earnings from operations	165,864	13.0	148,799	11.8
Interest income	3,142	0.2	755	0.1
Interest expense	(1,277)	(0.1)	(1,078)	(0.1)
Other, net	(4,986)	(0.4)	3,403	0.3
Earnings before income tax expense	162,743	12.7	151,879	12.1
Income tax expense	31,724	2.4	14,621	1.1
Net earnings	131,019	10.3	137,258	11.0
Less: Net earnings attributable to non-controlling interests	22,261	1.8	19,606	1.6
Net earnings attributable to Skechers U.S.A., Inc.	$108,758	8.5%	$117,652	9.4%

THREE MONTHS ENDED March 31, 2019 COMPARED TO THREE MONTHS ENDED March 31, 2018

Net sales

Net sales for the three months ended March 31, 2019 were $1.277 billion, an increase of $26.8 million, or 2.1%, as compared to net sales of $1.250 billion for the three months ended March 31, 2018. The increase in net sales came from our international wholesale and global retail businesses from our Women’s and Men’s Sport, Men’s U.S.A., and BOB’s divisions partially offset by a decrease in our domestic wholesale segment.

Our domestic wholesale net sales decreased $42.3 million, or 10.9%, to $346.7 million for the three months ended March 31, 2019 from $389.0 million for the three months ended March 31, 2018. The decrease in the domestic wholesale segment’s net sales was primarily the result of a 10.5% unit sales volume decrease to 17.0 million pairs for the three months ended March 31, 2019 from 19.0 million pairs for the same period in 2018, and decreased sales in the off-priced channel offset by a 2.4% increase in average price per pair. The average selling price per pair within the domestic wholesale increased to $21.01 per pair for the three months ended March 31, 2019 compared to $20.53 per pair for the same period last year, which was primarily attributable to a product sales mix with higher average selling prices.

Our international wholesale segment sales increased $50.1 million, or 8.7%, to $628.1 million for the three months ended March 31, 2019 compared to sales of $578.0 million for the three months ended March 31, 2018. Our international wholesale sales consist of direct sales by our foreign subsidiaries, including our joint-ventures, that we make to department stores and specialty retailers and to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries, including our joint-ventures, increased $27.4 million, or 5.3%, to $543.1 million for the three months ended March 31, 2019 compared to net sales of $515.7 million for the three months ended March 31, 2018. The largest sales increases during the quarter came from several of our European subsidiaries, our India subsidiary and our joint-venture in China, primarily due to increased sales of product from our Men’s and Women’s sport division. Our distributor sales increased $22.6 million to $84.9 million for the three months ended March 31, 2019, a 36.3% increase from sales of $62.3 million for the three months ended March 31, 2018. The increase was primarily due to increased sales to our distributors in the United Arab Emirates (“U.A.E.”), Indonesia, Australia, and New Zealand.

Our retail segment sales increased $19.0 million to $302.0 million for the three months ended March 31, 2019, a 6.7% increase over sales of $283.0 million for the three months ended March 31, 2018. The increase in retail sales was primarily attributable to operating an additional net 40 stores and increased comparable store sales of 1.4% resulting from increased sales across several key divisions, including Women’s and Men’s Sport, and Work divisions. During the first quarter of 2019, we opened eight domestic warehouse stores, one international concept store, and three international outlet stores. For the three months ended March 31, 2019, our domestic retail sales increased 3.3% compared to the same period in 2018, which was primarily attributable to a net increase of 20 domestic stores. Our international retail store sales increased 13.2% compared to the same period in 2018, which was primarily attributable to a net increase of 20 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended March 31, 2019 increased $7.4 million, or 1.3%, to $590.5 million as compared to $583.1 million for the three months ended March 31, 2018. Gross profit as a percentage of net sales, or gross margins, decreased to 46.3% for three-month period ended March 31, 2019 from 46.6% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $15.6 million to $126.5 million for the three months ended March 31, 2019 as compared to $142.1 million for the three months ended March 31, 2018, primarily due to lower sales volumes. Domestic wholesale margins were 36.5% for the three months ended March 31, 2019 and March 31, 2018, respectively.

Gross profit for our international wholesale segment increased $9.3 million, or 3.4%, to $288.7 million for the three months ended March 31, 2019 as compared to $279.4 million for the three months ended March 31, 2018. International wholesale gross margins decreased to 46.0% for the three months ended March 31, 2019 compared to 48.3% for the three months ended March 31, 2018. Gross margins for our direct subsidiary sales decreased to 49.1% for the three months ended March 31, 2019 compared to 51.1% for the three months ended March 31, 2018. The decrease in international wholesale gross margins was primarily attributable to higher discounts and negative foreign currency exchange rates.  Gross margins for our distributor sales were 25.8% for the three months ended March 31, 2019 compared to 25.2% for the three months ended March 31, 2018, which was due to a product sales mix with higher average gross margins.

Gross profit for our retail segment increased $13.7 million, or 8.5%, to $175.3 million for the three months ended March 31, 2019 as compared to $161.6 million for the three months ended March 31, 2018. Gross margins for all our company-owned domestic and international stores and our e-commerce business were 58.1% for the three months ended March 31, 2019 as compared to 57.1% for the three months ended March 31, 2018. Gross margins for our domestic stores, which includes e-commerce, were 61.1% and 58.5% for the three months ended March 31, 2019 and 2018, respectively. The increase in domestic retail gross margins was primarily due to less discounting. Gross margins for our international stores were 52.8% for the three months ended March 31, 2019 as compared to 54.4% for the three months ended March 31, 2018. The decrease in international retail gross margins was primarily attributable to higher discounts and negative foreign currency exchange rates.

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

Selling expenses

Selling expenses decreased by $14.2 million, or 16.9%, to $70.2 million for the three months ended March 31, 2019 from $84.4 million for the three months ended March 31, 2018 primarily due to reduced domestic advertising spending. As a percentage of net sales, selling expenses were 5.5% and 6.8% for the three months ended March 31, 2019 and 2018, respectively.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs. Selling expenses are not allocated to segments.

General and administrative expenses

General and administrative expenses increased by $4.2 million, or 1.2%, to $359.6 million for the three months ended March 31, 2019 from $355.4 million for the three months ended March 31, 2018. As a percentage of sales, general and administrative expenses were 28.2% and 28.4% for the three months ended March 31, 2019 and 2018, respectively. The $4.2 million increase in general and administrative expenses was primarily attributable to approximately $9.6 million related to supporting our international wholesale operations due to increased sales volumes and expansion, and $8.7 million of additional operating expenses attributable to opening and operating 20 new international retail stores and 20 new domestic retail stores, since March 31, 2018, which was partially offset by reduced expenses in our China joint-venture due to a $15.8 million performance-based government rebate. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, decreased $0.8 million to $69.8 million for the three months ended March 31, 2019 as compared to $70.6 million for the same period in the prior year. The decrease in warehousing costs was primarily due to lower international distribution costs.

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

Other income (expense)

Interest income increased $2.3 million to $3.1 million for the three months ended March 31, 2019, as compared to $0.8 million at March 31, 2018.  The increase in interest income was due primarily due to higher interest rates and higher average cash and investment balances as compared to the prior year period. Interest expense increased by $0.2 million to $1.3 million for the three months ended March 31, 2019 compared to $1.1 million for the same period in 2018. Interest expense increased primarily due to reduced interest paid to our foreign manufacturers. Other expense increased $8.4 million to $5.0 million for the three months ended March 31, 2019 as compared to other income of $3.4 million for the same period in 2018. The increase in other expense was primarily attributable to foreign currency translation losses of $4.7 million for the three months ended March 31, 2019, as compared to a foreign currency translation gain of $3.4 million for the three months ended March 31, 2018. The increase foreign currency translation loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany balances in our non-U.S. subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Income tax expense	$31,724	$14,621
Effective tax rate	19.5%	9.6%

The tax provisions for the three months ended March 31, 2019 and 2018 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate to be between 17% and 20% for the full year. Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.6%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

Due to the enactment of the Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, we are subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost, and therefore have included GILTI expense in our effective tax rate calculation for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the increase in the effective tax rate as compared to the three months ended March 31, 2018 was primarily due to the negative impact of $2.9 million in discrete items in the three months ended March 31, 2019 as compared to the positive impact of $10.5 million in discrete items in the three months ended March 31, 2018.

As of March 31, 2019, we had approximately $687.5 million in cash and cash equivalents, of which $469.5 million, or 68.3%, was held outside the U.S. Of the $469.5 million held by our non-U.S. subsidiaries, approximately $212.8 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of March 31, 2019.

Our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of our share repurchase program and the need to provide payment of our provisional Transition Tax liability, we may begin repatriating certain funds held outside the U.S. for which all applicable U.S. federal and non-U.S. tax has been fully provided as of March 31, 2019. We have provided for the tax impact of expected distributions from our joint-venture in China as well as from our subsidiary in Chile to our intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, we do not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. federal income taxes but may be subject to applicable U.S. state and non-U.S. income and withholding taxes.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended March 31, 2019 increased $2.7 million to $22.3 million as compared to $19.6 million for the same period in 2018 primarily attributable to increased profitability by our joint- ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint-venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at March 31, 2019 was $1.563 billion, a decrease of $59.3 million from working capital of $1.622 billion at December 31, 2018. Our cash and cash equivalents at March 31, 2019 were $687.5 million, compared to $872.2 million at December 31, 2018.  The decrease in cash and cash equivalents of $184.7 million, after consideration of the effect of exchange rates, was the result of an increase in cash used of $218.9 million in accounts receivable, and $136.0 million in accounts payable and the purchase of the minority interest in our India joint-venture of $82.9 million, which were partially offset by our net earnings of $131.0 million and decreased inventories of $126.8 million. Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $63.5 million as compared to net cash provided by operating activities of $3.5 million for the three months ended March 31, 2018. On a comparative year-to-year basis, the $67.0 million increase in cash flows used in operating activities for the three months ended March 31, 2019, primarily resulted from an increase in cash flows used by accounts payable of $147.1 million, which was partially offset by an increase in cash generated by accounts receivable of $57.0 million, and an increase in cash generated from lower inventory levels of $46.9 million.

Investing Activities

Net cash used in investing activities was $36.7 million for the three months ended March 31, 2019 as compared to $35.6 million for the three months ended March 31, 2018. The $1.1 million increase in net cash used in investing activities for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily the result of increased capital expenditures. Capital expenditures were $38.1 million for the three months ended March 31, 2019 which primarily consisted of $8.4 million for new store openings $10.2 million for our China distribution center and remodels and $11.7 million to support our international wholesale operations. This was compared to capital expenditures of $34.5 million for the three months ended March 31, 2018, which consisted of $12.2 million for new store openings and remodels and $6.9 million to support our international wholesale operations. We expect our ongoing capital expenditures for the remainder of 2019 to be approximately $250.0 million to $275.0 million, which includes the construction of our China distribution center, upgrades for our domestic and European distribution centers, opening an additional 40 to 50 Company-owned retail stores, store remodels and corporate office and information technology upgrades. Except for capital expenses related to enhancing our distribution capabilities, we expect to fund our capital expenditures through existing cash balances, investment balances and cash from operations.

Financing Activities

Net cash used in financing activities was $93.6 million during the three months ended March 31, 2019 compared to $12.4 million in net cash provided by financing activities during the three months ended March 31, 2018. The $81.2 million increase in cash used in financing activities for the three months ended March 31, 2019 as compared to the same period in the prior year is primarily attributable to the purchase of the minority interest in our India joint-venture for $82.9 million and increased repurchases of our Class A common stock of $12.0 million, which were partially offset by increased proceeds from short-term and long-term borrowings of $7.4 million, and increased payments for taxes related to net share settlement of equity awards of $2.9 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. As of March 31, 2019, there was $35.0 million available under the Share Repurchase Program.

Acquisitions

In the first quarter of 2019, we purchased the minority interest in our India joint-venture for $82.9 million which made our India joint-venture a wholly owned subsidiary.  In April 2019, we formed a joint-venture with our distributor in Mexico with an initial investment of $104.0 million.

Financing Arrangements

On October 24, 2018, through our Chinese joint-venture, we entered into a $17.5 million loan agreement with The Hongkong and Shanghai Banking Corporation Limited (the “China Loan Agreement”).  The China Loan Agreement allows for partial drawdown.  Interest will be paid at one, two or three months, depending on the period of the drawdown.   The interest rate will be based upon the London Interbank Offered Rate (“LIBOR”) plus 1.2% per annum.  As specified in the China Loan Agreement, the principal of the loan will be repayable by fifteen equal quarterly installments of $437,550, commencing fifteen months after drawdown plus a final installment of $10,937,500.  The loan has a term of 5 years.  The China Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The obligations of our Chinese joint-venture under the China Loan Agreement are jointly and severally guaranteed by the Company and Luen Thai Enterprises Ltd.  There was no amount outstanding as of March 31, 2019.

On October 19, 2018, through a subsidiary of our Chinese joint-venture (“the TC Subsidiary”), we entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (“the China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of our distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2019.  The TC Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the TC Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The obligations of the TC Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by our Chinese joint-venture. There is no amount outstanding as of March 31, 2019.

On September 29, 2018, through a subsidiary of our Chinese joint-venture (“the Subsidiary”), we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement will be used to finance the construction of our distribution center in China.  Interest will be paid quarterly. The interest rate was 4.28% at March 31, 2019 which will float and be calculated from a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint-venture to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint-venture.  As of March 31, 2019 there was $22.5 million outstanding under this credit facility, which is classified as long-term borrowings in our condensed consolidated balance sheets.

On September 20, 2018, through two subsidiaries of our Chinese joint-venture (the “SGZ and SSH Subsidiaries”), we entered into a 125 million yuan revolving loan agreement with HSBC Bank (China) Company Limited, Guangzhou Branch (the “Revolving Loan Agreement”).  The Revolving Loan Agreement is comprised of two tranches: a 125 million yuan revolving loan facility and a 15 million yuan non-financial bank guarantee facility.  The proceeds from the Revolving Loan Agreement will be used to finance the SGZ and SSH Subsidiaries’ working capital requirements.  Interest will be paid at one, two or three months, depending on the term of each loan.   The interest rate will be equal to 100% of the applicable People’s Bank of China (PBOC) Benchmark Lending Rate, provided that if the PBOC Benchmark Lending Rate changes during the term of a loan, the applicable interest rate for that loan will not change until the next rollover date of that loan (if any).  The Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint-venture to, among other things, allow external investment to be added, pledge assets and issue debt with priority over the Revolving Loan Agreement.  The term of each loan will be one, three or six months or such other period as agreed by the lender.  The term of a loan, including any extension or rollover, shall not exceed twelve months.  The obligations of the Subsidiary under the Revolving Loan Agreement are guaranteed by the Company, Luen Thai Enterprises Ltd., Skechers Guangzhou Co., Ltd and Skechers Trading (Shanghai) Co Ltd.  There was no amount outstanding as of March 31, 2019.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million, (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of March 31, 2019, there was $0.1 million outstanding under this credit facility, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of March 31, 2019, is related to our international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015. We had $64.8 million outstanding under the Amended Loan Agreement, of which $1.5 million and $63.3 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of March 31, 2019.

As of March 31, 2019, outstanding short-term and long-term borrowings were $110.3 million, of which $67.1 million relates to loans for our domestic distribution center and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash and investment balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through May 31, 2020. Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, available borrowings under our China DC Loan Agreement, the costs of upgrading our domestic and European distribution centers, the amount and timing of share repurchases, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, and any potential acquisitions of other brands or companies. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2019 except for the adoption of ASC 842 Leases on January 1, 2019.

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

We have experienced, and expect to continue to experience, variability in our net sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our net sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Because of these and other factors including those referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2018 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2018 and the first three months of 2019, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of March 31, 2019, we have $15.0 million and $87.3 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.2 million for the quarter ended March 31, 2019. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2019. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest, our domestic distribution center loan is based on the one month LIBOR, and our China DC Loan and China DC Revolving Loan are based on variable-rates provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of March 31, 2019 to hedge the cash flows on our $64.8 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $64.8 million at March 31, 2019. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint-ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint-ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $2.0 million and a cumulative foreign currency translation gain of $2.5 million for the three months ended March 31, 2019 and 2018, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2019 would have reduced the values of our net investments by approximately $39.7 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted in late 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings.  On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing.  On March 28, 2019, the Court issued an order declining to issue a claim construction at this stage of the proceedings but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage.  While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

In Re Skechers Securities Litigation (formerly Laborers Local 235 Benefit Fund v. Skechers USA, Inc. Robert Greenberg, David Weinberg and John Vandemore) – On September 4, 2018, Laborers Local 235 Benefit Fund filed a securities class action on behalf of itself and purportedly on behalf of other shareholders who purchased the company’s stock between October 20, 2017 and July 19, 2018 (the “Class Period”), against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:18-cv-8039.  The complaint alleges that throughout the Class Period we made materially false statements or omissions of material fact regarding our sales growth and controlling expenses in an effort to artificially inflate the price of our stock for the personal gain of the Company’s founding family.  Beginning October 17, 2018, copycat cases were filed and on January 22, 2019 a consolidated amended class action complaint was filed as In Re Skechers Securities Litigation.  On April 17, 2019, the court set a briefing schedule for our motion to dismiss.  We believe we have meritorious defenses and intend to defend these matters vigorously.  Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of these legal proceedings or whether an adverse result in these cases would have a material adverse impact on our operations or financial position.

Kathleen Houseman v. Robert Greenberg, et al. – On November 27, 2018, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the United States District Court for the District of Delaware, Case No 1:18tc222.  The complaint is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation.  By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation. We believe we have meritorious defenses and intend to defend this matter vigorously.  Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Jesse Chen v. Robert Greenberg, et al. – On January 16, 2019, the Company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the Superior Court for the State of California for the County of Los Angeles, Case No.19-STC-CV00393. The complaint mirrors the Houseman case, supra, and based largely on the same underlying factual allegations as In Re Skechers Securities Litigation.  By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation.  We believe we have meritorious defenses and intend to defend this matter vigorously.  Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

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

Jose Zavala Guzman v. Team One Employment Specialists, Skechers USA, Inc. et. al. – On April 2, 2019, Jose Guzman, a Team One employee, filed a class action lawsuit against Team One and our company in the Superior Court of California, County of Los Angeles County, Case No. 19STCV11006.  The complaint alleges various wage and hour violations, and seeks compensatory damages, liquidated damages, penalties, interest and restitution.  This complaint was followed by a Private Attorney General’s Act Notice, specifying the same allegations raised in the complaint.  This matter was tendered to our insurance carrier, and we are currently investigating the allegations.  While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

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

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018 and should be read in conjunction with the risk factors and other information disclosed in our 2018 annual report on Form 10‑K that could have a material effect on our business, financial condition and results of operations.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2019 and 2018, our net sales to our five largest customers accounted for approximately 10.7% and 10.8% of total net sales, respectively. No customer accounted for more than 10.0% of outstanding accounts receivable balance at March 31, 2019 or December 31, 2018. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2019 and 2018, the top five manufacturers of our manufactured products produced approximately 41.7% and 48.3% of our total purchases, respectively. One manufacturer accounted for 16.3% of total purchases for the three months ended March 31, 2019 and the same manufacturer accounted for 15.5% of total purchases for the same period in 2018. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of March 31, 2019, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 80.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 9.8% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 31.9% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2019, Mr. Greenberg beneficially owned 36.6% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 43.3% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 20.1% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Issuer Purchases of Equity Securities

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended March 31, 2019.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Share Repurchase Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program
January 31, 2019	—	$—	—	—	$50,023,000
February 28, 2019	44,029	$34.05	—	44,029	48,524,000
March 31, 2019	583,995	$33.09	170,073	413,922	35,014,000
Total	628,024	$33.16	170,073	457,951	$35,014,000

(1)

The Company repurchased 170,073 shares from certain employees to facilitate income tax withholding payments pertaining to restricted stock awards that vested during the three months ended March 31, 2019. Such shares were not repurchased pursuant to a publicly announced plan or program.

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

None.

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

Date: May 10, 2019	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer