Form 10-Q
period 2019-06-30
SKECHERS USA INC
filed 2019-08-07
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019, 133,750,580 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of July 31, 2019, 23,015,771 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$779,281	$872,237
Short-term investments	104,271	100,029
Trade accounts receivable, less allowances of $25,253 in 2019 and $25,616 in 2018	641,431	501,913
Other receivables	44,768	55,683
Total receivables	686,199	557,596
Inventories	855,627	863,260
Prepaid expenses and other current assets	67,165	79,018
Total current assets	2,492,543	2,472,140
Property, plant and equipment, net	683,254	585,457
Operating lease right-of-use assets	996,774	—
Deferred tax assets	52,510	39,431
Long-term investments	89,486	93,745
Other assets, net	106,669	37,482
Total non-current assets	1,928,693	756,115
TOTAL ASSETS	$4,421,236	$3,228,255
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$3,986	$1,666
Short-term borrowings	9,998	7,222
Accounts payable	640,170	679,553
Operating lease liabilities	170,899	—
Accrued expenses	169,520	161,781
Total current liabilities	994,573	850,222
Long-term borrowings, excluding current installments	100,024	88,119
Long-term operating lease liabilities	904,205	—
Deferred tax liabilities	442	451
Other long-term liabilities	98,319	100,188
Total non-current liabilities	1,102,990	188,758
Total liabilities	2,097,563	1,038,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 130,275 and 129,525 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	130	129
Class B common stock, $0.001 par value; 75,000 shares authorized; 23,016 and 23,983 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	23	24
Additional paid-in capital	282,822	375,017
Accumulated other comprehensive loss	(25,282)	(31,488)
Retained earnings	1,875,214	1,691,276
Skechers U.S.A., Inc. equity	2,132,907	2,034,958
Non-controlling interests	190,766	154,317
Total stockholders' equity	2,323,673	2,189,275
TOTAL LIABILITIES AND EQUITY	$4,421,236	$3,228,255

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,258,565	$1,134,797	$2,535,321	$2,384,875
Cost of sales	648,730	573,840	1,334,977	1,240,815
Gross profit	609,835	560,957	1,200,344	1,144,060
Royalty income	6,341	5,350	11,542	10,872
	616,176	566,307	1,211,886	1,154,932
Operating expenses:
Selling	113,507	114,022	183,721	198,468
General and administrative	391,588	370,927	751,220	726,308
	505,095	484,949	934,941	924,776
Earnings from operations	111,081	81,358	276,945	230,156
Other income (expense):
Interest income	3,067	2,518	6,209	3,273
Interest expense	(1,905)	(1,464)	(3,182)	(2,542)
Other, net	553	(7,473)	(4,433)	(4,070)
Total other income (expense)	1,715	(6,419)	(1,406)	(3,339)
Earnings before income tax expense	112,796	74,939	275,539	226,817
Income tax expense	20,798	14,080	52,522	28,700
Net earnings	91,998	60,859	223,017	198,117
Less: Net earnings attributable to non-controlling interests	16,818	15,575	39,079	35,181
Net earnings attributable to Skechers U.S.A., Inc.	$75,180	$45,284	$183,938	$162,936
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.49	$0.29	$1.20	$1.04
Diluted	$0.49	$0.29	$1.19	$1.04
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	153,413	156,518	153,446	156,476
Diluted	153,912	157,091	154,051	157,366

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$91,998	$60,859	$223,017	$198,117
Other comprehensive income, net of tax:
Gain (loss) on foreign currency translation adjustment	2,905	(20,209)	6,357	(14,875)
Comprehensive income	94,903	40,650	229,374	183,242
Less: Comprehensive income attributable to non-controlling interests	15,483	8,452	39,230	30,897
Comprehensive income attributable to Skechers U.S.A., Inc.	$79,420	$32,198	$190,144	$152,345

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at March 31, 2019	130,242	23,016	130	23	291,867	(29,522)	1,800,034	2,062,532	172,986	2,235,518
Net earnings	—	—	—	—	—	—	75,180	75,180	16,818	91,998
Foreign currency translation adjustment	—	—	—	—	—	4,240	—	4,240	(1,335)	2,905
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	22,776	22,776
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(20,479)	(20,479)
Stock compensation expense	—	—	—	—	10,555	—	—	10,555	—	10,555
Proceeds from issuance of common stock under the employee stock purchase plan	134	—	—	—	3,177	—	—	3,177	—	3,177
Shares issued under the Incentive Award Plan	658	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(248)	—	—	—	(7,767)	—	—	(7,767)	—	(7,767)
Repurchases of common stock	(511)	—	(1)	—	(15,009)	—	—	(15,010)	—	(15,010)
Balance at June 30, 2019	130,275	23,016	$130	$23	$282,822	$(25,282)	$1,875,214	$2,132,907	$190,766	$2,323,673

Balance at March 31, 2018	132,415	24,163	$132	$24	$450,377	$(12,250)	$1,507,887	$1,946,170	$137,155	$2,083,325
Net earnings	—	—	—	—	—	—	45,284	45,284	15,575	60,859
Foreign currency translation adjustment	—	—	—	—	—	(13,085)	—	(13,085)	(7,124)	(20,209)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(3,228)	(3,228)
Stock compensation expense	—	—	—	—	7,289	—	—	7,289	—	7,289
Proceeds from issuance of common stock under the employee stock purchase plan	116	—	—	—	2,889	—	—	2,889	—	2,889
Shares issued under the Incentive Award Plan	260	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(87)	—	—	—	(2,463)	—	—	(2,463)	—	(2,463)
Repurchases of common stock	(511)	—	—	—	(15,000)	—	—	(15,000)	—	(15,000)
Balance at June 30, 2018	132,193	24,163	$132	$24	$443,092	$(25,335)	$1,553,171	$1,971,084	$142,378	$2,113,462

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	183,938	183,938	39,079	223,017
Foreign currency translation adjustment	—	—	—	—	—	6,206	—	6,206	151	6,357
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	30,341	30,341
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(21,493)	(21,493)
Purchase of non-controlling interest	—	—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	19,495	—	—	19,495	—	19,495
Proceeds from issuance of common stock under the employee stock purchase plan	134	—	—	—	3,177	—	—	3,177	—	3,177
Shares issued under the Incentive Award Plan	1,036	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(418)	—	—	—	(13,583)	—	—	(13,583)	—	(13,583)
Conversion of Class B Common Stock into Class A Common Stock	967	(967)	1	(1)	—	—	—	—	—	—
Repurchases of common stock	(969)	—	(1)	—	(30,018)	—	—	(30,019)	—	(30,019)
Balance at June 30, 2019	130,275	23,016	$130	$23	$282,822	$(25,282)	$1,875,214	$2,132,907	$190,766	$2,323,673

Balance at December 31, 2017	131,784	24,545	$132	$24	$453,417	$(14,744)	$1,390,235	$1,829,064	$119,147	$1,948,211
Net earnings	—	—	—	—	—	—	162,936	162,936	35,181	198,117
Foreign currency translation adjustment	—	—	—	—	—	(10,591)	—	(10,591)	(4,284)	(14,875)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(7,666)	(7,666)
Stock compensation expense	—	—	—	—	15,966	—	—	15,966	—	15,966
Proceeds from issuance of common stock under the employee stock purchase plan	117	—	—	—	2,890	—	—	2,890	—	2,890
Shares issued under the Incentive Award Plan	797	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(300)	—	—	—	(11,181)	—	—	(11,181)	—	(11,181)
Conversion of Class B Common Stock into Class A Common Stock	382	(382)	—	—	—	—	—	—	—	—
Repurchases of common stock	(587)	—	(1)	—	(17,999)	—	—	(18,000)	—	(18,000)
Balance at June 30, 2018	132,193	24,163	$132	$24	$443,092	$(25,335)	$1,553,171	$1,971,084	$142,378	$2,113,462

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$223,017	$198,117
Adjustment to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	52,426	54,334
Provision for bad debts and returns	7,497	20,162
Share based compensation	19,495	15,966
Deferred income taxes	(10,868)	3,401
Other items, net	478	(388)
Net foreign currency adjustments	4,868	8,379
(Increase) decrease in assets:
Receivables	(101,003)	(155,807)
Inventories	49,016	40,894
Other assets	(11,104)	(23,486)
Increase (decrease) in liabilities:
Accounts payable	12,053	88,407
Other liabilities	(1,141)	5,644
Net cash provided by operating activities	244,734	255,623
Cash flows from investing activities:
Capital expenditures	(125,730)	(60,818)
Acquisitions, net of cash acquired	(100,658)	—
Purchases of investments	(109,182)	(49,366)
Proceeds from sales and maturities of investments	109,197	347
Net cash used in investing activities	(226,373)	(109,837)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	3,177	2,890
Repayments on long-term borrowings	(3,058)	(919)
Proceeds from long-term borrowings	15,134	—
Proceeds from short-term borrowings	2,775	3,167
Payments for taxes related to net share settlement of equity awards	(13,583)	(11,181)
Repurchase of Class A common stock	(30,019)	(18,000)
Cash used for purchase of non-controlling interest	(82,894)	—
Distributions to non-controlling interests	(21,493)	(7,666)
Net cash used in financing activities	(129,961)	(31,709)
Effect of exchange rate changes on cash and cash equivalents	18,644	(5,661)
Net change in cash and cash equivalents	(92,956)	108,416
Cash and cash equivalents at beginning of the period	872,237	736,431
Cash and cash equivalents at end of the period	$779,281	$844,847

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,130	$2,489
Income taxes, net	71,986	55,471
Non-cash transactions:
Land and other assets contribution from non-controlling interest	30,341	—

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019.

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 4). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of June 30, 2019 and December 31, 2018, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s condensed consolidated balance sheets.

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

Revenue Recognition

In accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), the Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company derives income from the sale of footwear and royalties earned from licensing the Skechers brand. For North America, goods are shipped Free on Board (“FOB”) shipping point directly from the Company’s domestic distribution center in Rancho Belago, California. For international wholesale customers product is shipped FOB shipping point, (i) direct from the Company’s distribution center in Liege, Belgium, (ii) to third-party distribution centers in Central America, South America and Asia, (iii) directly from third-party manufacturers to our other international customers.  For our distributor sales, the goods are generally delivered directly from the independent factories to third-party distribution centers or to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. The Company recognizes revenue on wholesale sales upon shipment as that is when the customer obtains control of the promised goods. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost and not as a separate performance obligation.  The Company generates direct-to-consumer revenues primarily from the sale of footwear to customers at retail locations or through the Company’s websites. For our in-store sales, the Company recognizes revenue at the point of sale. For sales made through our websites, we recognize revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from e-commerce or retail customers are excluded from reported revenues.

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

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.  The Company accrues a liability for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of June 30, 2019 and December 31, 2018, the Company’s sales returns liability totaled $70.6 million and $67.3 million, respectively, and was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Business Combinations

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.  The purchase price allocation is subject to adjustment until the Company has completed its analysis within the measurement period.  During the six months ended June 30, 2019, the Company made acquisitions amounting to $100.7 million. The Company is in the process of preparing the purchase price allocation and the finalization may result in changes in the valuation of assets acquired and liabilities assumed. The Company will finalize the purchase price allocation as soon as practicable, but not to exceed one year following April 1, 2019.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. Subsequently, the FASB issued various amendments to ASU 2016-02 (collectively with ASU 2016-02 “ASC 842”). The Company adopted ASC 842 on January 1, 2019, using the optional transition method and also elected to use the 'package of practical expedients', which permits the Company to treat conclusions about lease identification, lease classification and initial direct costs as fixed. Therefore, the Company will not apply the standard to the comparative periods presented in the Company’s condensed consolidated financial statements. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic lease methodology under ASC 840, Leases.  The Company elected the practical expedient that permits the Company not to recognize right-of-use assets and related liabilities that arise from short-term leases with terms of less than twelve months.  As a result of the new lease standard operating leases are required to be recognized on the balance sheet as right-of-use (“ROU”) assets and operating lease liabilities.  Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard did not have an impact on debt-covenant compliance under the Company's current debt agreements because it is a result of a change in accounting principle. See Note 3 - Leases for additional information regarding the accounting for leases.

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

The Company’s investments consist of mutual funds held in the Company’s deferred compensation plan which are classified as trading securities, U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$615,873	$-	$-	$615,873	$615,873	$-	$-
Level 1:
Money market funds	163,408	-	-	163,408	163,408	-	-
U.S. Treasury securities	7,414	-	-	7,414	-	2,382	5,032
Total level 1	170,822	-	-	170,822	163,408	2,382	5,032
Level 2:					-	-	-
Corporate notes and bonds	131,272	-	-	131,272	-	93,620	37,652
Asset-backed securities	18,896	-	-	18,896	-	4,281	14,615
U.S. Agency securities	13,841	-	-	13,841	-	3,988	9,853
Mutual funds	22,334	-	-	22,334	-	-	22,334
Total level 2	186,343	-	-	186,343	-	101,889	84,454
TOTAL	$973,038	$-	$-	$973,038	$779,281	$104,271	$89,486

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$713,624	$-	$-	$713,624	$713,624	$-	$-
Level 1:
Money market funds	158,613	-	-	158,613	158,613	-	-
U.S. Treasury securities	6,955	-	-	6,955	-	4,979	1,976
Total level 1	165,568	-	-	165,568	158,613	4,979	1,976
Level 2:					-	-	-
Corporate notes and bonds	132,280	-	-	132,280	-	88,412	43,868
Asset-backed securities	23,310	-	-	23,310	-	2,115	21,195
U.S. Agency securities	10,272	-	-	10,272	-	4,523	5,749
Mutual funds	20,957	-	-	20,957	-	-	20,957
Total level 2	186,819	-	-	186,819	-	95,050	91,769
TOTAL	$1,066,011	$-	$-	$1,066,011	$872,237	$100,029	$93,745

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are typically less than two years.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of June 30, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

(3)	LEASES

The Company determines if an arrangement is a lease at inception, and, if a lease, what type of lease it is. The Company regularly enters into non-cancellable operating leases for automobiles, retail stores, and real estate leases for offices, showrooms and distribution facilities. Most leases have fixed rental payments. Leases for retail stores typically have initial terms ranging from 5 to 10 years. Other real estate or facility leases may have initial lease terms of up to 20 years.  These leases are included within operating lease ROU assets and liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2019.  The predominant asset for most real estate leases is the right to occupy the space which the Company has determined is the single lease component. Many of the Company’s real estate leases include options to extend or to terminate the lease that are not reasonably certain at the time of determining the expected lease term. In addition the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs.  The Company considers renewal options and other occupancy-related costs which it considers as non-lease components. Percentage rent expense, which is specified in the lease agreement, is owed when sales at individual retail store locations exceed a base amount. Percentage rent expense is recognized in the condensed consolidated financial statements when incurred. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the earlier of the beginning of the lease term or when the Company takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as an operating lease liability.  Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term at the commencement date. Most of the Company’s leases do not provide an implicit borrowing rate.  Therefore the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration.  The incremental borrowing rate is then used at the commencement date of the lease to determine the present value of future lease payments. The operating lease ROU asset also includes lease payments made and lease incentives and initial direct costs incurred. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  As of June 30, 2019, current liabilities related to operating leases were $170.9 million.

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows (in thousands):

December 31, 2018
2019	$251,711
2020	228,716
2021	203,979
2022	178,850
2023	181,227
Thereafter	596,901
$1,641,384

Operating lease cost and other information (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Fixed lease cost	$62,098	$116,600
Variable lease cost	$2,306	$8,938
Operating cash flows used for leases	$67,398	$124,322
Noncash right-of-use assets recorded for lease liabilities:
For January 1 adoption of Topic 842	$—	$1,035,062
In exchange for new lease liabilities during the period	$28,570	$40,042
Weighted-average remaining lease term	5 years	5 years
Weighted-average discount rate	4.24%	4.24%

The maturities of lease liabilities were as follows (in thousands):

June 30, 2019
2019 (remaining months)	$108,352
2020	201,117
2021	177,550
2022	153,085
2023	139,204
Thereafter	476,782
Total lease payments	1,256,090
Less: Imputed interest	(180,985)
$1,075,105

As of June 30, 2019, the Company has additional operating leases, primarily for new retail stores, that have not yet commenced which will generate additional right-of-use assets of $6.0 million. These operating leases will commence in 2019 with lease terms ranging from 1 year to 10 years.
(4)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $3.7 million and $3.2 million of outstanding letters of credit as of June 30, 2019 and December 31, 2018, respectively, and approximately $10.0 million and $7.2 million in short-term borrowings as of June 30, 2019 and December 31, 2018, respectively.

Long-term borrowings at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	2019	2018
Note payable to banks, due in monthly installments of $348 (includes principal and interest), variable-rate interest at 4.24% per annum, secured by property, balloon payment of $62,843 due August 2020	$64,420	$65,148
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,800 due January 2021	5,800	5,800
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30 (includes principal and interest), fixed- rate interest at 5.24% per annum, due July 2019	30	211
Loan payable to a bank, variable-rate interest at 4.28% per annum, due September 2023	33,760	18,626
Subtotal	104,010	89,785
Less: current installments	3,986	1,666
Total long-term borrowings	$100,024	$88,119

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company was in compliance with the covenants of its long-term borrowings as of June 30, 2019.

On October 24, 2018, through our Chinese joint venture, the Company entered into a $17.5 million loan agreement with The Hongkong and Shanghai Banking Corporation Limited (the “China Loan Agreement”).  The China Loan Agreement allows for partial drawdown.  Interest will be paid at one, two or three months, depending on the period of the drawdown.   The interest rate will be based upon the London Interbank Offered Rate (“LIBOR”) plus 1.2% per annum.  As specified in the China Loan Agreement, the principal of the loan will be repayable by fifteen equal quarterly installments of $437,550, commencing fifteen months after drawdown plus a final installment of $10,937,500. The loan has a term of 5 years.  The China Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type.  The obligations of our Chinese joint venture under the China Loan Agreement are jointly and severally guaranteed by the Company and Luen Thai Enterprises Ltd.  There was no amount outstanding as of June 30, 2019.

On October 19, 2018, through a subsidiary of the Company’s Chinese joint venture (the “TC Subsidiary”), the Company entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (the “China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of the Company’s distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2019.  The TC Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the TC Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The obligations of the TC Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. There was no amount outstanding as of June 30, 2019.

On September 29, 2018, through the TC Subsidiary, the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of the Company’s distribution center in China. Interest is paid quarterly.  The interest rate was 4.28% at June 30, 2019, which floats and is calculated at a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan, and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023.  The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. As of June 30, 2019, there was $33.8 million outstanding under this credit facility, which is classified as long-term borrowings in the Company’s condensed consolidated balance sheets.

On September 20, 2018, through two subsidiaries of the Company’s Chinese joint venture (the “SGZ and SSH Subsidiaries”), the Company entered into a 125 million yuan revolving loan agreement with HSBC Bank (China) Company Limited, Guangzhou Branch (the “Revolving Loan Agreement”).  The Revolving Loan Agreement is comprised of two tranches: a 125 million yuan revolving loan facility and a 15 million yuan non-financial bank guarantee facility.  The proceeds from the Revolving Loan Agreement will be used to finance the SGZ and SSH Subsidiaries’ working capital requirements.  Interest will be paid at one, two or three months, depending on the term of each loan.  The interest rate will be equal to 100% of the applicable People’s Bank of China (“PBOC”) Benchmark Lending Rate, provided that if the PBOC Benchmark Lending Rate changes during the term of a loan, the applicable interest rate for that loan will not change until the next rollover date of that loan (if any).  The Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets and issue debt with priority over the Revolving Loan Agreement.  The term of each loan will be one, three or six months or such other period as agreed by the lender.  The term of a loan, including any extension or rollover, shall not exceed twelve months.  The obligations of the SGZ and SSH Subsidiaries under the Revolving Loan Agreement are guaranteed by the Company, Luen Thai Enterprises Ltd., Skechers Guangzhou Co., Ltd and Skechers Trading (Shanghai) Co Ltd.  There was no amount outstanding as of June 30, 2019.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of June 30, 2019 and December 31, 2018, there was $0.1 and $0.1 million outstanding under the Credit Agreement which is classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of June 30, 2019, is related to the Company’s international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and its joint venture partner HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a prepayment on the Original Loan based on the Company’s 50% equity interest in the JV. The prepayment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate of the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF is responsible for the related interest expense payments on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense paid related to the New Loan has been included in non-controlling interests in the condensed consolidated balance sheets. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Credit Agreement dated June 30, 2015. The Company had $64.4 million outstanding under the Amended Loan Agreement, of which $1.5 million and $62.9 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of June 30, 2019.
(5)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest.  In April 2019, the Company acquired a 60% interest in a joint venture in Mexico.  See Note 6 – Acquisition for additional information. In February 2019, the Company purchased the minority interest of its India joint-venture for $82.9 million, which made its India joint venture a wholly owned subsidiary. With the exception of the India joint venture becoming a wholly owned subsidiary and the acquisition of the Mexico joint venture, there have been no changes during 2019 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics (1)	June 30, 2019	December 31, 2018
Current assets	$5,955	$2,121
Non-current assets	106,011	98,148
Total assets	$111,966	$100,269

Current liabilities	$2,304	$2,738
Non-current liabilities	63,974	64,702
Total liabilities	$66,278	$67,440

Product distribution joint ventures (2)	June 30, 2019	December 31, 2018
Current assets	$600,058	$540,768
Non-current assets	243,204	128,250
Total assets	$843,262	$669,018

Current liabilities	$316,009	$294,640
Non-current liabilities	97,668	26,444
Total liabilities	$413,677	$321,084

(1)	Includes HF Logistics-SKX, LLC and HF Logistics-SKX, T2, LLC
(2)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, and Manhattan SKMX, S. de R.L. de C.V.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings attributable to non-controlling interests	$16,818	$15,575	$39,079	$35,181
Distributions to:
HF Logistics-SKX, LLC	834	880	1,847	2,208
Skechers China Limited	19,646	2,280	19,646	5,390
Skechers South Asia Private Limited	—	68	11,629	68
Contributions from:
HF Logistics-SKX, LLC	—	—	7,565	—
Manhattan SKMX, S. de R.L. de C.V.	22,776	—	22,776	—

(6)	ACQUISITION

Mexico Joint Venture Acquisition

On April 1, 2019, the Company purchased a 60% interest in Manhattan SKMX, de R.L. de C.V. (“Skechers Mexico”) for a total cash consideration of $100.7 million, net of cash acquired.  Skechers Mexico is a joint venture that operates and generates net sales in Mexico.  As a result of this purchase, Skechers Mexico became a majority-owned subsidiary of the Company and its results are consolidated in the Company’s condensed consolidated financial statements.  The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico. The company is in the process of preparing a purchase price allocation and the finalization may result in changes in the valuation of assets acquired and liabilities assumed.  The Company will finalize the purchase price allocation as soon as practicable, but not to exceed one year following April 1, 2019.  Pro forma results of operations have not been presented because the effects of the acquisition, individually and in the aggregate, were not material to the Company’s condensed consolidated financial statements.

(7)	SHARE REPURCHASE PROGRAM

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. As of June 30, 2019, there was $20.0 million remaining to repurchase shares under the Share Repurchase Program. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time.

The following table provides a summary of the Company’s stock repurchase activities during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares repurchased	510,773	510,581	968,724	586,572
Average cost per share	29.39	29.38	30.99	30.69
Total cost of shares repurchased (in thousands):	$15,010	$15,000	$30,019	$18,000

(8)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per share	2019	2018	2019	2018
Net earnings attributable to Skechers U.S.A., Inc.	$75,180	$45,284	$183,938	$162,936
Weighted average common shares outstanding	153,413	156,518	153,446	156,476
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.49	$0.29	$1.20	$1.04

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2019	2018	2019	2018
Net earnings attributable to Skechers U.S.A., Inc.	$75,180	$45,284	$183,938	$162,936

Weighted average common shares outstanding	153,413	156,518	153,446	156,476
Dilutive effect of nonvested shares	499	573	605	890
Weighted average common shares outstanding	153,912	157,091	154,051	157,366

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.49	$0.29	$1.19	$1.04

There were 237,035 and 195,677 shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2019 because they are anti-dilutive. There were 232,164 and 195,041 shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2018 because they are anti-dilutive.

(9)	STOCK COMPENSATION
(a)	Incentive Award Plan

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

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share‑based compensation expense was $10.6 million and $7.3 million for the three months ended June 30, 2019 and 2018, respectively. Share-based compensation expense was $19.5 million and $16.0 million for the six months ended June 30, 2019 and 2018, respectively. During the three and six months ended June 30, 2019, the Company redeemed 248,312 and 418,385 shares of Class A Common Stock for $7.8 million and $13.6 million to satisfy employee tax withholding requirements. During the three and six months ended June 30, 2018, the Company redeemed 87,326 and 300,256 shares of Class A Common Stock for $2.5 million and $11.2 million to satisfy employee tax withholding requirements, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan as of and for the six months ended June 30, 2019 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	2,968,941	$34.79
Granted	1,555,000	$28.17
Vested	(1,036,075)	$32.38
Cancelled	(5,500)	$40.54
Nonvested at June 30, 2019	3,482,366	$32.54

As of June 30, 2019, there was $101.1 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.5 years.

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
(10)	INCOME TAXES

Income tax expense and the effective tax rate for the three and six months ended June 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense	$20,798	$14,080	$52,522	$28,700
Effective tax rate	18.4%	18.8%	19.1%	12.7%

The tax provisions for the three and six months ended June 30, 2019 and 2018 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its effective tax rate to be between 17.0% to 20.0% for 2019. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

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

Due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three and six months ended June 30, 2019 and 2018.

For the three months ended June 30, 2018, the effective tax rate was negatively impacted by $1.2 million in discrete tax expense in the three months ended June 30, 2018. For the six months ended June 30, 2019, the increase in the effective tax rate was primarily due to the negative impact of $2.9 million in discrete tax expense in the six months ended June 30, 2019 as compared to the positive impact of $9.2 million in discrete tax benefit in the six months ended June 30, 2018.

As of June 30, 2019, the Company had approximately $779.3 million in cash and cash equivalents, of which $498.5 million, or 64.0%, was held outside the U.S. Of the $498.5 million held by the Company’s non-U.S. subsidiaries, approximately $212.2 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of June 30, 2019.

On July 27, 2015, the United States Tax Court issued a decision (“Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (“Ninth Circuit”). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (“Altera Ninth Circuit Panel Opinion”) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Panel Opinion, the Company recorded a cumulative income tax expense of $1.5 million in the second quarter of 2019.  On July 22, 2019, Altera requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s Transition Tax liability, the Company may repatriate certain funds held outside the U.S. for which U.S. federal and non-U.S. tax has been fully provided as of June 30, 2019. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company choses to repatriate some or all of the funds it has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.
(11)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $246.3 million and $213.7 million before allowances for bad debts, sales returns and chargebacks at June 30, 2019 and December 31, 2018, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $420.4 million and $313.8 million before allowance for bad debts, sales returns and chargebacks at June 30, 2019 and December 31, 2018, respectively. The Company’s credit losses attributable to write-offs for the three months ended June 30, 2019 and 2018 were $0.9 million and $2.2 million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2019 and 2018 were $3.1 million and $4.3 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $2.238 billion and $1.611 billion at June 30, 2019 and December 31, 2018, respectively.

The Company’s net sales to its five largest customers accounted for approximately 9.6% and 11.2% of total net sales for the three months ended June 30, 2019 and 2018, respectively. The Company’s net sales to its five largest customers accounted for approximately 10.1% and 10.5% of total net sales for the six months ended June 30, 2019 and 2018, respectively.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Manufacturer #1	15.4%	11.2%	15.8%	12.1%
Manufacturer #2	8.3%	9.0%	8.8%	11.5%
Manufacturer #3	7.0%	8.8%	6.6%	8.7%
Manufacturer #4	5.7%	5.8%	5.0%	5.9%
Manufacturer #5	5.3%	5.1%	4.9%	5.0%
	41.7%	39.9%	41.1%	43.2%

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

(12)	SEGMENT AND GEOGRAPHIC REPORTING

The Company has three reportable segments – domestic wholesale sales, international wholesale sales, and direct-to-consumer sales, which includes e-commerce sales. Management evaluates segment performance based primarily on net sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Net sales, gross margins, identifiable assets and additions to property and equipment for the domestic wholesale, international wholesale, direct-to-consumer sales segments on a combined basis were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Domestic wholesale	$305,307	$317,224	$652,001	$706,253
International wholesale	549,551	464,828	1,177,619	1,042,831
Direct-to-consumer	403,707	352,745	705,701	635,791
Total	$1,258,565	$1,134,797	$2,535,321	$2,384,875

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross profit:
Domestic wholesale	$116,643	$119,451	$243,094	$261,594
International wholesale	249,939	232,918	538,668	512,280
Direct-to-consumer	243,253	208,588	418,582	370,186
Total	$609,835	$560,957	$1,200,344	$1,144,060

	June 30, 2019	December 31, 2018
Identifiable assets:
Domestic wholesale	$1,417,264	$1,428,463
International wholesale	1,766,422	1,423,048
Direct-to-consumer	1,237,550	376,744
Total	$4,421,236	$3,228,255

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Additions to property, plant and equipment:
Domestic wholesale	$50,291	$6,292	$58,025	$17,667
International wholesale	23,984	6,469	45,976	17,407
Direct-to-consumer	13,311	13,593	21,729	25,744
Total	$87,586	$26,354	$125,730	$60,818

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales (1):
United States	$557,836	$549,836	$1,097,241	$1,125,361
Canada	44,736	44,394	92,324	101,435
Other international (2)	655,993	540,567	1,345,756	1,158,079
Total	$1,258,565	$1,134,797	$2,535,321	$2,384,875

	June 30, 2019	December 31, 2018
Property, plant and equipment, net:
United States	436,701	385,584
Canada	8,168	9,081
Other international (2)	238,385	190,792
Total	$683,254	$585,457

(1)

The Company has subsidiaries in Asia, Central America, Europe, the Middle East, North America, and South America that generate net sales within those respective regions and in some cases the neighboring regions. The Company has joint ventures in Asia and Mexico that generate net sales from those regions. The Company also has a subsidiary in Switzerland that generates net sales from that country in addition to net sales to distributors located in numerous non-European countries. External net sales are attributable to geographic regions based on the location of each of the Company’s subsidiaries. A subsidiary may earn revenue from external net sales and external royalties, or from inter-subsidiary net sales, royalties, fees and commissions provided in accordance with certain inter-subsidiary agreements. The resulting earnings of each subsidiary in its respective country are recognized under each respective country’s tax code. Inter-subsidiary revenues and expenses subsequently are eliminated in the Company’s condensed consolidated financial statements and are not included as part of the external net sales reported in different geographic areas.

(2)	Other international includes Asia, Central America, Europe, the Middle East, and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, the Company does not authorize or permit any distribution or sales of its product in these countries, and the Company is not aware of any current or past distribution or sales of our product in Sudan or Syria.
(13)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended June 30, 2019 and 2018, the Company made contributions of $250,000 and $500,000 respectively, to the Foundation. During the six months ended June 30, 2019 and 2018, the Company made contributions of $500,000 to the Foundation in both periods.
(14)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2019, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

FINANCIAL OVERVIEW

Our net sales for the three months ended June 30, 2019 were $1.259 billion, an increase of $123.8 million, or 10.9%, as compared to net sales of $1.135 billion for the three months ended June 30, 2018. This increase was primarily attributable to increased sales from our international wholesale and global direct-to-consumer businesses and was partially offset by a decrease in our domestic wholesale segment. Gross margins decreased to 48.5% for the three months ended June 30, 2019 from 49.4% for the same period in the prior year primarily due to lower international wholesale margins. Net earnings attributable to Skechers U.S.A., Inc. were $75.2 million for the three months ended June 30, 2019, an increase of $29.9 million, or 66.0%, compared to net earnings of $45.3 million in the prior year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2019 were $0.49, which reflected a 69.0% increase from the $0.29 diluted net earnings per share reported in the same prior year period. The increase in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2019 was primarily due to increased sales of $150.4 million. In April 2019, for a net cash investment of $100.7 million, we completed the purchase of a 60% interest in a joint venture in Mexico, which is included in our international wholesale and direct-to-consumer segments.  The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and direct-to-consumer sales, which includes e‑commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended June 30,
	2019	2018
Percentage of revenues by segment:
Domestic wholesale	24.3%	28.0%
International wholesale	43.7%	41.0%
Direct-to-consumer	32.0%	31.0%
Total	100.0%	100.0%

As of June 30, 2019, we owned and operated 768 stores, which included 477 domestic retail stores and 291 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first six months of 2019, we opened 12 domestic warehouse stores, five international concept stores, and seven international outlet stores. In addition, we closed four domestic concept stores, one domestic outlet store, and four international concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2019, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) expanding our global retail distribution channel by opening another 25 to 50 company-owned retail stores, and (v) continuing to invest in our global distribution infrastructure.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Net sales	$1,258,565	100.0%	$1,134,797	100.0%	$2,535,321	100.0%	$2,384,875	100.0%
Cost of sales	648,730	51.5	573,840	50.6	1,334,977	52.7	1,240,815	52.0
Gross profit	609,835	48.5	560,957	49.4	1,200,344	47.3	1,144,060	48.0
Royalty income	6,341	0.5	5,350	0.5	11,542	0.5	10,872	0.4
	616,176	49.0	566,307	49.9	1,211,886	47.8	1,154,932	48.4
Operating expenses:
Selling	113,507	9.0	114,022	10.0	183,721	7.2	198,468	8.3
General and administrative	391,588	31.1	370,927	32.7	751,220	29.7	726,308	30.5
	505,095	40.1	484,949	42.7	934,941	36.9	924,776	38.8
Earnings from operations	111,081	8.9	81,358	7.2	276,945	10.9	230,156	9.7
Interest income	3,067	0.2	2,518	0.2	6,209	0.2	3,273	0.1
Interest expense	(1,905)	(0.2)	(1,464)	(0.1)	(3,182)	—	(2,542)	(0.1)
Other, net	553	0.1	(7,473)	(0.7)	(4,433)	(0.2)	(4,070)	(0.2)
Earnings before income tax expense	112,796	9.0	74,939	6.6	275,539	10.9	226,817	9.5
Income tax expense	20,798	1.7	14,080	1.2	52,522	2.1	28,700	1.2
Net earnings	91,998	7.3	60,859	5.4	223,017	8.8	198,117	8.3
Less: Net earnings attributable to non-controlling interests	16,818	1.3	15,575	1.4	39,079	1.5	35,181	1.5
Net earnings attributable to Skechers U.S.A., Inc.	$75,180	6.0%	$45,284	4.0%	$183,938	7.3%	$162,936	6.8%

THREE MONTHS ENDED June 30, 2019 COMPARED TO THREE MONTHS ENDED June 30, 2018

Net sales

Net sales for the three months ended June 30, 2019 were $1.259 billion, an increase of $123.8 million, or 10.9%, as compared to net sales of $1.135 billion for the three months ended June 30, 2018. The increase in net sales came from our international wholesale and global direct-to-consumer businesses from our Women’s and Men’s Sport, Men’s U.S.A., and BOB’s divisions partially offset by a decrease in our domestic wholesale segment.

Our domestic wholesale net sales decreased $11.9 million, or 3.8%, to $305.3 million for the three months ended June 30, 2019 from $317.2 million for the three months ended June 30, 2018. The decrease in the domestic wholesale segment’s net sales was primarily the result of a 5.7% unit sales volume decrease to 14.3 million pairs for the three months ended June 30, 2019 from 15.2 million pairs for the same period in 2018 offset by a 0.3% increase in average price per pair. The average selling price per pair within the domestic wholesale increased to $20.97 per pair for the three months ended June 30, 2019 compared to $20.92 per pair for the same period last year, which was primarily attributable to product sales mix.

Our international wholesale segment sales increased $84.8 million, or 18.2%, to $549.6 million for the three months ended June 30, 2019 compared to sales of $464.8 million for the three months ended June 30, 2018. Our international wholesale sales consist of direct sales by our foreign subsidiaries, including our joint ventures, that we make to department stores and specialty retailers and to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries, including our joint ventures, increased $60.3 million, or 15.7%, to $445.7 million for the three months ended June 30, 2019 compared to net sales of $385.4 million for the three months ended June 30, 2018. The largest sales increases during the quarter came from several of our European subsidiaries, our India subsidiary and our joint ventures in China and Mexico, primarily due to increased sales of product from our Men’s and Women’s sport divisions. Our distributor sales increased $24.4 million to $103.8 million for the three months ended June 30, 2019, a 30.7% increase from sales of $79.4 million for the three months ended June 30, 2018. The increase was primarily due to increased sales to our distributors in the United Arab Emirates (“U.A.E.”), Indonesia, Australia, and New Zealand.

Our direct-to-consumer segment sales increased $51.0 million to $403.7 million for the three months ended June 30, 2019, a 14.4% increase over sales of $352.7 million for the three months ended June 30, 2018. The increase in direct-to-consumer sales was primarily attributable to operating an additional net 39 stores and increased comparable store sales of 4.9% resulting from increased sales across several key divisions, including Women’s and Men’s Sport, and Work divisions. During the second quarter of 2019, we opened four domestic warehouse stores, four international concept stores, and four international outlet stores. In addition, we closed one domestic concept store and one international concept store. For the three months ended June 30, 2019, our domestic retail sales increased 8.6% compared to the same period in 2018, which was primarily attributable to positive comparable domestic store sales of 4.2% and a net increase of 18 domestic stores. Our international retail store sales increased 25.8% compared to the same period in 2018, which was primarily attributable to positive comparable international store sales of 6.7%, the purchase of our Mexico joint venture and a net increase of 21 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended June 30, 2019 increased $48.8 million, or 8.7%, to $609.8 million as compared to $561.0 million for the three months ended June 30, 2018. Gross profit as a percentage of net sales, or gross margins, decreased to 48.5% for the three months ended June 30, 2019 from 49.4% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $2.9 million to $116.6 million for the three months ended June 30, 2019 as compared to $119.5 million for the three months ended June 30, 2018, primarily due to lower sales volumes partially offset by higher product margins. Domestic wholesale margins increased to 38.2% for the three months ended June 30, 2019, from 37.7% for the three months ended June 30, 2018, primarily from product mix.

Gross profit for our international wholesale segment increased $17.0 million, or 7.3%, to $249.9 million for the three months ended June 30, 2019 as compared to $232.9 million for the three months ended June 30, 2018. International wholesale gross margins decreased to 45.5% for the three months ended June 30, 2019 compared to 50.1% for the three months ended June 30, 2018. Gross margins for our direct subsidiary sales decreased to 50.2% for the three months ended June 30, 2019 compared to 54.8% for the three months ended June 30, 2018. The decrease in international wholesale gross margins was primarily attributable to promotional efforts to clear seasonal merchandise in select international markets. Gross margins for our distributor sales were 25.2% for the three months ended June 30, 2019 compared to 27.4% for the three months ended June 30, 2018, which was primarily due to product mix.

Gross profit for our direct-to-consumer segment increased $34.7 million, or 16.6%, to $243.3 million for the three months ended June 30, 2019 as compared to $208.6 million for the three months ended June 30, 2018. Gross margins for our global direct-to-consumer business were 60.3% for the three months ended June 30, 2019 as compared to 59.1% for the three months ended June 30, 2018. Gross margins for our domestic direct-to-consumer business, which includes e-commerce, were 63.1% and 61.6% for the three months ended June 30, 2019 and 2018, respectively. The increase in our domestic direct-to-consumer gross margins was primarily due to improved retail pricing and product mix. Gross margins for our international direct-to-consumer business were 55.6% for the three months ended June 30, 2019 as compared to 54.4% for the three months ended June 30, 2018. The increase in international direct-to-consumer gross margins was primarily attributable to product mix.

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

Selling expenses

Selling expenses decreased by $0.5 million, or 0.5%, to $113.5 million for the three months ended June 30, 2019 from $114.0 million for the three months ended June 30, 2018 primarily due to reduced domestic advertising spending. As a percentage of net sales, selling expenses were 9.0% and 10.0% for the three months ended June 30, 2019 and 2018, respectively.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs. Selling expenses are not allocated to segments.

General and administrative expenses

General and administrative expenses increased by $20.7 million, or 5.6%, to $391.6 million for the three months ended June 30, 2019 from $370.9 million for the three months ended June 30, 2018. As a percentage of sales, general and administrative expenses were 31.1% and 32.7% for the three months ended June 30, 2019 and 2018, respectively. The $20.7 million increase in general and administrative expenses was primarily attributable to approximately $12.1 million related to supporting our international wholesale operations and its increased sales volumes and expansion, and $18.5 million of additional operating expenses attributable to opening and operating 39 Company-owned Skechers retail stores since June 30, 2018. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, decreased $5.8 million to $65.2 million for the three months ended June 30, 2019 as compared to $59.4 million for the same period in the prior year. The decrease in costs was primarily due to lower international distribution costs.

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

Other income (expense)

Interest income increased $0.6 million to $3.1 million for the three months ended June 30, 2019 as compared to $2.5 million for the three months ended June 30, 2018.  The increase in interest income was primarily due to higher interest rates and higher average cash and investment balances as compared to the prior year period. Interest expense increased by $0.4 million to $1.9 million for the three months ended June 30, 2019 compared to $1.5 million for the same period in 2018. Interest expense increased primarily due to increased interest paid to our foreign manufacturers. Other income was $0.6 million for the three months ended June 30, 2019 as compared to other expense of $7.5 million for the same period in 2018. The increase in other income was primarily attributable to a foreign currency translation gain of $0.7 million for the three months ended June 30, 2019 as compared to a foreign currency translation loss of $7.5 million for the three months ended June 30, 2018. The foreign currency translation gain was primarily attributable to the impact of a weaker U.S. dollar on our intercompany balances in our non-U.S. subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended June 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Income tax expense	$20,798	$14,080
Effective tax rate	18.4%	18.8%

The tax provisions for the three months ended June 30, 2019 and 2018 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate to be between 17.0% and 20.0% for the full year. Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

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

Due to the enactment of the Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, we are subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost, and therefore have included GILTI expense in our effective tax rate calculation for the three months ended June 30, 2019 and 2018.

For the three months ended June 30, 2018, the effective tax rate was negatively impacted by $1.2 million in discrete tax expense in the three months ended June 30, 2018.

As of June 30, 2019, we had approximately $779.3 million in cash and cash equivalents, of which $498.5 million, or 64.0%, was held outside the U.S. Of the $498.5 million held by our non-U.S. subsidiaries, approximately $212.2 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of June 30, 2019.

Our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of our share repurchase program and the need to provide payment of our provisional Transition Tax liability, we may begin repatriating certain funds held outside the U.S. for which all applicable U.S. federal and non-U.S. tax has been fully provided as of June 30, 2019. We have provided for the tax impact of expected distributions from our joint venture in China as well as from our subsidiary in Chile to our intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, we do not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. federal income taxes but may be subject to applicable U.S. state and non-U.S. income and withholding taxes.

Non-controlling interests in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended June 30, 2019 increased $1.2 million to $16.8 million as compared to $15.6 million for the same period in 2018 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

SIX MONTHS ENDED June 30, 2019 COMPARED TO SIX MONTHS ENDED June 30, 2018

Net sales

Net sales for the six months ended June 30, 2019 were $2.535 billion, an increase of $150.4 million, or 6.3%, as compared to net sales of $2.385 billion for the six months ended June 30, 2018. The increase in net sales came from our international wholesale and global direct-to-consumer businesses, which were partially offset by lower sales in our domestic wholesale segment.

Our domestic wholesale net sales decreased $54.3 million, or 7.7%, to $652.0 million for the six months ended June 30, 2019 from $706.3 million for the six months ended June 30, 2018. The decrease in the domestic wholesale segment’s net sales was primarily the result of a 8.3% unit sales volume decrease to 31.3 million pairs for the six months ended June 30, 2019 from 34.2 million pairs for the same period in 2018. The decrease in our domestic wholesale segment was primarily attributable to decreased sales of product in our Kids and On-The-Go divisions. The average selling price per pair within the domestic wholesale segment increased $0.33 to $21.00 per pair for the six months ended June 30, 2019 from $20.67 per pair for the same period in 2018, which was attributable to a product sales mix with slightly higher average selling prices.

Our international wholesale segment sales increased $134.8 million, or 12.9%, to $1.178 billion for the six months ended June 30, 2019 compared to sales of $1.043 billion for the six months ended June 30, 2018. Direct subsidiary sales increased $87.8 million, or 9.7%, to $988.9 million for the six months ended June 30, 2019 compared to net sales of $901.0 million for the six months ended June 30, 2018. The largest sales increases during the period came from our subsidiaries in Germany, Spain, and our joint ventures in China and India, primarily due to increased sales of product in our on-line channels and increased third-party points of sale. Our distributor sales increased $47.0 million to $188.8 million for the six months ended June 30, 2019, a 33.1% increase from sales of $141.8 million for the six months ended June 30, 2018. The increase was primarily due to increased sales to our distributors in the U.A.E., Australia and New Zealand.

Our direct-to-consumer segment sales increased $69.9 million to $705.7 million for the six months ended June 30, 2019, a 11.0% increase over sales of $635.8 million for the six months ended June 30, 2018. The increase in retail sales was primarily attributable to increased comparable store sales of 2.8% resulting from increased sales of product from our Women’s and Men’s Sport, Go Walk and Work’ divisions. During the six months ended June 30, 2019, we opened 12 domestic warehouse stores, five international concept stores, and seven international outlet stores. We closed four domestic concept stores and one domestic outlet store. For the six months ended June 30, 2019, our domestic direct-to-consumer sales increased 6.2% compared to the same period in 2018, which was primarily attributable to positive comparable domestic store sales of 2.0% and a net increase of 18 domestic stores during the six months ended June 30, 2019. Our international retail store sales increased 20.2%, which was primarily attributable to positive comparable international store sales of 4.6% and a net increase of 21 international stores when compared to the prior year period.

Gross profit

Gross profit for the six months ended June 30, 2019 increased $56.3 million to $1.200 billion as compared to $1.144 billion for the six months ended June 30, 2018. Gross profit as a percentage of net sales, or gross margin, decreased slightly to 47.3% for the six months ended June 30, 2019 from 48.0% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $18.5 million, or 7.1%, to $243.1 million for the six months ended June 30, 2019 compared to $261.6 million for the six months ended June 30, 2018, primarily attributable lower sales offset by increased profit margins. Domestic wholesale margins increased to 37.3% for the six months ended June 30, 2019 from 37.0% for the same period in the prior year. The increase in domestic wholesale margins was primarily attributable to product mix.

Gross profit for our international wholesale segment increased $26.4 million, or 5.2%, to $538.7 million for the six months ended June 30, 2019 compared to $512.3 million for the six months ended June 30, 2018. International wholesale gross margins were 45.7% for the six months ended June 30, 2019 compared to 49.1% for the six months ended June 30, 2018. Gross margins for our direct subsidiary sales decreased to 49.6% for the six months ended June 30, 2019 as compared to 52.7% for the six months ended June 30, 2018, which was a result of promotional efforts to clear seasonal merchandise in select international markets. Gross margins for our distributor sales were 25.4% for the six months ended June 30, 2019 as compared to 26.5% for the six months ended June 30, 2018.

Gross profit for our direct-to-consumer segment increased $48.4 million, or 13.1%, to $418.6 million for the six months ended June 30, 2019 as compared to $370.2 million for the six months ended June 30, 2018. Gross margins for our global direct-to-consumer business were 59.3% for the six months ended June 30, 2019 as compared to 58.2% for the six months ended June 30, 2018. Gross margins for our domestic direct-to-consumer business, which includes e-commerce, were 62.2% for the six months ended June 30, 2019 as compared to 60.2% for the six months ended June 30, 2018. The increase in domestic direct-to-consumer gross margins was primarily attributable to improved retail pricing and product mix. Gross margins for our international direct-to-consumer business were 54.4% for both six months periods ended June 30, 2019 and 2018.

Selling expenses

Selling expenses decreased by $14.8 million, or 7.4%, to $183.7 million for the six months ended June 30, 2019 from $198.5 million for the six months ended June 30, 2018. As a percentage of net sales, selling expenses were 7.2% and 8.3% for the six months ended June 30, 2019 and 2018, respectively. The decrease in selling expenses was primarily attributable to lower domestic advertising expenses of $14.1 million for the six months ended June 30, 2019.

General and administrative expenses

General and administrative expenses increased by $24.9 million, or 3.4%, to $751.2 million for the six months ended June 30, 2019 from $726.3 million for the six months ended June 30, 2018. As a percentage of sales, general and administrative expenses were 29.7% and 30.5% for the six months ended June 30, 2019 and 2018, respectively. The increase in general and administrative expenses was primarily attributable to $29.3 million of additional operating expenses attributable to operating 39 additional Company-owned Skechers retail stores since June 30, 2018. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products which increased $5.0 million to $134.9 million for the six months ended June 30, 2019 from $129.9 million for the six months ended June 30, 2018. The increase in costs was primarily due to increased sales volumes worldwide.

Other income (expense)

Interest income increased $2.9 million to $6.2 million for the six months ended June 30, 2019 as compared to $3.3 million at June 30, 2018. The increase in interest income was due primarily due to increased interest rates and higher average cash and investment balances as compared to the prior year period. Interest expense increased $0.7 million to $3.2 million for the six months ended June 30, 2019 compared to $2.5 million for the same period in 2018. Interest expense increased primarily due to increased borrowings. Other expense increased $0.3 million to $4.4 million for the six months ended June 30, 2019 as compared to other expense of $4.1 million for the same period in 2018, primarily attributable increased loss on disposition of assets.

Income taxes

Income tax expense and the effective tax rate for the six months ended June 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Income tax expense	$52,522	$28,700
Effective tax rate	19.1%	12.7%

The tax provisions for the six months ended June 30, 2019 and 2018 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective tax rate to be between 17.0% and 20.0% for the full year.  Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

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

Due to the enactment of the Tax Act in December 2017, we are subject to a tax on GILTI. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost, and therefore have included GILTI expense in our effective tax rate calculation for the six months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, the increase in the effective tax rate was primarily due to the negative impact of $2.9 million in discrete tax expense in the six months ended June 30, 2019 as compared to the positive impact of $9.2 million in discrete tax benefit in the six months ended June 30, 2018.

As of June 30, 2019, we had approximately $779.3 million in cash and cash equivalents, of which $498.5 million, or 64.0%, was held outside the U.S. Of the $498.5 million held by our non-U.S. subsidiaries, approximately $212.2 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of June 30, 2019.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the six months ended June 30, 2019 increased $3.9 million to $39.1 million as compared to $35.2 million for the same period in 2018 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at June 30, 2019 was $1.498 billion, a decrease of $123.9 million from working capital of $1.622 billion at December 31, 2018. Our cash and cash equivalents at June 30, 2019 were $779.3 million, compared to $872.2 million at December 31, 2018.  The decrease in cash and cash equivalents of $93.0 million, after consideration of the effect of exchange rates, was the result of reduced working capital balances, primarily due to an increase of $101.0 million in accounts receivables, the purchase of the minority interest in our India joint-venture of $82.9 million and the net cash used in the acquisition of our Mexico joint venture of $100.7 million, which were partially offset by our net earnings of $223.0 million. Our primary sources of operating cash are collections from customers on wholesale and direct-to-consumer sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the six months ended June 30, 2019, net cash provided by operating activities was $244.7 million as compared to net cash provided by operating activities of $255.6 million for the six months ended June 30, 2018. On a comparative year-over-year basis, the $10.9 million decrease in cash flows provided by operating activities for the six months ended June 30, 2019 primarily resulted from an increase in cash flows used by accounts payable of $74.2 million, which was partially offset by increase in cash generated by accounts receivable of $54.8 million and increase in cash generated from lower inventory levels of $8.1 million.

Investing Activities

Net cash used in investing activities was $226.4 million for the six months ended June 30, 2019 as compared to $109.8 million for the six months ended June 30, 2018. The $116.6 million increase in net cash used in investing activities for the six months ended June 30, 2019 as compared to the same period in the prior year was primarily the result of net cash used in the acquisition of our Mexico joint-venture of $100.7 million and increased capital expenditures. Capital expenditures were $125.7 million for the six months ended June 30, 2019, which primarily consisted of $34.0 million for new store openings, $24.3 million for our China distribution center and store remodels, and $21.7 million to support our international wholesale operations. This increase was compared to capital expenditures of $60.8 million for the six months ended June 30, 2018, which consisted of $25.7 million for new store openings, and remodels and $17.4 million to support our international wholesale operations. We expect our ongoing capital expenditures for the remainder of 2019 to be approximately $150.0 million to $175.0 million, which includes the construction of our China distribution center, upgrades for our domestic and European distribution centers, opening an additional 25 to 50 company-owned retail stores, store remodels, and corporate office and information technology upgrades. For our capital expenses related to enhancing our distribution capabilities, we expect to fund them through a combination of borrowing and cash from operations. We expect to fund other capital expenditures through existing cash balances, investment balances and cash from operations.

Financing Activities

Net cash used in financing activities was $130.0 million during the six months ended June 30, 2019 compared to $31.7 million in net cash used in financing activities during the six months ended June 30, 2018. The $98.3 million increase in cash used in financing activities for the six months ended June 30, 2019 as compared to the same period in the prior year is primarily attributable to the purchase of the minority interest in our India joint venture for $82.9 million and increased repurchases of our Class A common stock of $12.0 million, which were partially offset by increased net proceeds from short-term and long-term borrowings of $12.6 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. See “Issuer Purchases of Equity Securities” under Part II, Item 2 of this report for repurchases made during the three months ended June 30, 2019. As of June 30, 2019, there was $20.0 million available under the Share Repurchase Program.

Acquisitions

In the first quarter of 2019, we purchased the minority interest in our India joint-venture for $82.9 million, which made our India joint-venture entity a wholly-owned subsidiary.

On April 1, 2019, we purchased a 60% interest in Manhattan SKMX, de R.L. de C.V. (“Skechers Mexico”), for a total cash consideration of $100.7 million, net of cash acquired.  Skechers Mexico is a joint venture that operates and generates net sales in Mexico.  As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are consolidated in our condensed consolidated financial statements.  The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico.  We are in the process of completing a purchase price allocation and the finalization may result in changes in the valuation of assets acquired and liabilities assumed.  We will finalize the purchase price allocation as soon as practicable, but not to exceed one year following April 1, 2019.

Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our condensed consolidated financial statements.

Financing Arrangements

On October 24, 2018, through our Chinese joint venture, we entered into a $17.5 million loan agreement with The Hongkong and Shanghai Banking Corporation Limited (the “China Loan Agreement”).  The China Loan Agreement allows for partial drawdown.  Interest will be paid at one, two or three months, depending on the period of the drawdown.  The interest rate will be based upon the London Interbank Offered Rate (“LIBOR”) plus 1.2% per annum.  As specified in the China Loan Agreement, the principal of the loan will be repayable by fifteen equal quarterly installments of $437,550, commencing fifteen months after drawdown plus a final installment of $10,937,500.  The loan has a term of 5 years.  The China Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The obligations of our Chinese joint venture under the China Loan Agreement are jointly and severally guaranteed by the Company and Luen Thai Enterprises Ltd.  There was no amount outstanding as of June 30, 2019.

On October 19, 2018, through a subsidiary of our Chinese joint venture (the “TC Subsidiary”), we entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (the “China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of our distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2019.  The TC Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the TC Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The obligations of the TC Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by our Chinese joint-venture. There is no amount outstanding as of June 30, 2019.

On September 29, 2018, through the TC Subsidiary, we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (the “China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of our distribution center in China.  Interest is paid quarterly. The interest rate was 4.28% at June 30, 2019, which floats and is calculated from a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.  As of June 30, 2019, there was $33.8 million outstanding under this credit facility, which is classified as long-term borrowings in our condensed consolidated balance sheets.

On September 20, 2018, through two subsidiaries of our Chinese joint venture (the “SGZ and SSH Subsidiaries”), we entered into a 125 million yuan revolving loan agreement with HSBC Bank (China) Company Limited, Guangzhou Branch (the “Revolving Loan Agreement”).  The Revolving Loan Agreement is comprised of two tranches: a 125 million yuan revolving loan facility and a 15 million yuan non-financial bank guarantee facility.  The proceeds from the Revolving Loan Agreement will be used to finance the SGZ and SSH Subsidiaries’ working capital requirements.  Interest will be paid at one, two or three months, depending on the term of each loan.  The interest rate will be equal to 100% of the applicable People’s Bank of China (PBOC) Benchmark Lending Rate, provided that if the PBOC Benchmark Lending Rate changes during the term of a loan, the applicable interest rate for that loan will not change until the next rollover date of that loan (if any).  The Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets and issue debt with priority over the Revolving Loan Agreement.  The term of each loan will be one, three or six months or such other period as agreed by the lender.  The term of a loan, including any extension or rollover, shall not exceed twelve months.  The obligations of the SGZ and SSH Subsidiaries under the Revolving Loan Agreement are guaranteed by the Company, Luen Thai Enterprises Ltd., Skechers Guangzhou Co., Ltd and Skechers Trading (Shanghai) Co Ltd.  There was no amount outstanding as of June 30, 2019.

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million (the “Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The Credit Agreement matures on June 30, 2020. The Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of June 30, 2019, there was $0.1 million outstanding under the Credit Agreement, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of June 30, 2019, is related to our international operations.

On April 30, 2010, HF Logistics-SKX,LLC (the “JV”), through HF Logistics-SKX T1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the JV ("HF-T1"), entered into a construction loan agreement with Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the Project on the Property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.  On August 11, 2015, the JV through HF-T1 entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification.

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our Credit Agreement dated June 30, 2015. We had $64.4 million outstanding under the Amended Loan Agreement, of which $1.5 million and $62.9 million is included in current installments of long-term borrowings and long-term borrowings, respectively, as of June 30, 2019.

As of June 30, 2019, outstanding short-term and long-term borrowings were $114.0 million, of which $64.5 million relates to loans for our domestic distribution center and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash and investment balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through August 31, 2020.  Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, available borrowings under our China DC Loan Agreement, the costs of upgrading our domestic and European distribution centers, the amount and timing of share repurchases, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, and any potential acquisitions of other brands or companies. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2019 except for the adoption of ASC 842 Leases on January 1, 2019.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2018 and the first six months of 2019, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of June 30, 2019, we have $10.0 million and $98.2 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.2 million for the quarter ended June 30, 2019. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2019. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest, our domestic distribution center loan is based on the one month LIBOR, and our China DC Loan and China DC Revolving Loan are based on variable-rates provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of June 30, 2019 to hedge the cash flows on our $64.4 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $64.4 million at June 30, 2019. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $6.2 million and a cumulative foreign currency translation loss of $10.6 million for the six months ended June 30, 2019 and 2018, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2019 would have reduced the values of our net investments by approximately $44.1 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his Initial Determination finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued its Final Determination affirming that Skechers Twinkle Toes and Bobs canvas shoes do not infringe Converse’s Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed the Commission's invalidity decisions to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs canvas shoes do not infringe.  On June 26, 2017, we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018 the Court requested supplemental briefing on certain issues.  On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated portions of the ITC’s ruling and remanded the matter back to the ITC for further proceedings.  Although Converse did not appeal the Commission's non-infringement findings for Skechers Twinkle Toes and Bobs shoes, Converse has asked the Commission to reconsider its previous non-infringement findings.  The parties are currently briefing all of the issues remanded by the Federal Circuit as well as the non-infringement findings that Converse failed to appeal to the Federal Circuit and, subject to change, expect an Initial Determination by October 9, 2019 and a Final Determination by January 9, 2020.  While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings.  On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing.  On March 28, 2019, the Court issued an order declining to issue a claim construction at this stage of the proceedings but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage.  The parties are now conducting expert discovery.  While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg, and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  On April 4, 2018, the plaintiffs filed an amended and consolidated complaint and on July 24, 2018, plaintiffs filed a second amended and consolidated complaint.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees, and equitable relief based on two counts for alleged violations of federal securities laws.  On November 21, 2018, we filed a motion to dismiss the complaint.  On January 10, 2019, plaintiffs filed an opposition and on February 11, 2019, we filed a reply.  There is no date set for a hearing or decision.  Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

In Re Skechers Securities Litigation (formerly Laborers Local 235 Benefit Fund v. Skechers USA, Inc. Robert Greenberg, David Weinberg, and John Vandemore) – On September 4, 2018, Laborers Local 235 Benefit Fund filed a securities class action on behalf of itself and purportedly on behalf of other shareholders who purchased the company’s stock between October 20, 2017, and July 19, 2018 (the “Class Period”), against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:18-cv-8039.  The complaint alleges that throughout the Class Period we made materially false statements or omissions of material fact regarding our sales growth and controlling expenses and asserts claims for unspecified damages and attorneys’ fees.  Beginning October 17, 2018, copycat cases were filed and on January 22, 2019, a consolidated amended class action complaint was filed as In Re Skechers Securities Litigation.  On May 13, 2019, we filed a motion dismiss the complaint.  On June 27, 2019, plaintiffs filed an opposition, and on July 29, 2019, we filed a reply.  We believe we have meritorious defenses and intend to defend these matters vigorously.  Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of these legal proceedings or whether an adverse result in these cases would have a material adverse impact on our operations or financial position.

Police & Fire Ret. Sys. of the City of Detroit, et al. v. Greenberg, et al. – On July 26, 2019, our company and most of the Board of Directors were sued by several shareholders on behalf of our company in a derivative action in the Court of Chancery of the State of Delaware, Case No. 2019-0578.  The complaint alleges breach of fiduciary duty and waste of corporate assets in connection with the grant of compensation to certain officers.  We believe we have meritorious defenses and intend to defend this matter vigorously.  Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Kathleen Houseman v. Robert Greenberg, et al. – On November 27, 2018, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the United States District Court for the District of Delaware, Case No 1:18-cv-01878.  The complaint is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation.  By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation. We believe we have meritorious defenses and intend to defend this matter vigorously.  Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Jesse Chen v. Robert Greenberg, et al. – On January 16, 2019, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the Superior Court for the State of California for the County of Los Angeles, Case No.19-STC-CV00393. The complaint mirrors the Houseman case, supra, and is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation.  By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation.  We believe we have meritorious defenses and intend to defend this matter vigorously.  Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Ealeen Wilk v. Skechers U.S.A., Inc. – On September 10, 2018, Ealeen Wilk filed a putative collective action lawsuit against our company in the United States District Court for the Central District of California, Case No. 5:18-cv-01921, alleging violations of the California Labor Code, including unpaid overtime, unpaid wages due upon termination and unfair business practices. The complaint seeks actual, compensatory, special and general damages; penalties and liquidated damages; restitutionary and injunctive relief; attorneys’ fees and costs; and interest as permitted by law.  On July 5, 2019, the court granted, in part, plaintiff’s motion for conditional certification of a Fair Labor Standards Act (FLSA) collective action.  On July 22, 2019, the parties submitted to the court an agreed upon notice to be sent to members of the collective.  The parties are also considering delaying the mailing of the Belaire West privacy opt out notice and the taking of several depositions until after mediation.  Currently, the deadline for the Class Certification/MSJ Hearing is November 4, 2019, the Final Pretrial Conference is December 23, 2019, and trial is set for January 7, 2020 at 9:00 a.m.  While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Jose Zavala Guzman v. Team One Employment Specialists, Skechers USA, Inc. et. al. – On April 2, 2019, Jose Guzman, a Team One employee, filed a class action lawsuit against Team One and our company in the Superior Court of California, County of Los Angeles County, Case No. 19STCV11006.  The complaint alleges various wage and hour violations, and seeks compensatory damages, liquidated damages, penalties, interest and restitution.  This complaint was followed by a Private Attorney General’s Act Notice, specifying the same allegations raised in the complaint.  This matter was tendered to our insurance carrier, and we are currently investigating the allegations.  Co-defendant Team-One has filed a motion to compel arbitration, which our company has joined in.  The hearing is set for October 22, 2019 and the matter is otherwise stayed until then.  While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

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

New Tariffs Imposed By The United States Government Could Have A Material Adverse Effect On Our Results Of Operations.

The United States Government has placed tariffs on certain goods imported from China and may enact new tariffs on additional goods imported from China, including footwear and other products that we import from China. China has already imposed tariffs on a wide range of American products in retaliation and has responded to the new proposed tariff by, among other things, adjusting the value of its currency. China could impose additional tariffs or take other actions in response to the proposal to increase tariffs on products imported from China. The majority of our products that we sell in the United States are manufactured in China. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the United States-Mexico-Canada Agreement (the “USMCA”), which still needs to be ratified. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. If the Trump Administration follows through on its proposed China tariffs or replaces NAFTA with USMCA, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recently enacted tariffs will impact our business, the imposition of tariffs on footwear, apparel or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on footwear imported from China could have a material adverse effect on our business and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the six months ended June 30, 2019 and 2018, our net sales to our five largest customers accounted for approximately 10.1% and 10.5% of total net sales, respectively. No one customer accounted for more than 10.0% of outstanding accounts receivable balance at June 30, 2019 or December 31, 2018. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2019 and 2018, the top five manufacturers of our manufactured products produced approximately 41.0% and 43.2% of our total purchases, respectively. One manufacturer accounted for 15.8% of total purchases for the six months ended June 30, 2019 and the same manufacturer accounted for 12.1% of total purchases for the same period in 2018. We do not have long-term contracts with manufacturers and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of June 30, 2019, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 80.2% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 9.8% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 31.9% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2019, Mr. Greenberg beneficially owned 36.7% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 43.4% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 20.1% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Issuer Purchases of Equity Securities

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended June 30, 2019.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Share Repurchase Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program
April 30, 2019	—	—	—	—	$35,014,000
May 31, 2019	496,551	$29.84	247,447	249,104	$27,935,000
June 30, 2019	262,534	$30.31	865	261,669	$20,003,000
Total	759,085	$30.01	248,312	510,773	$20,003,000

(1)

The Company repurchased 248,312 shares from certain employees to facilitate income tax withholding payments pertaining to restricted stock awards that vested during the three months ended June 30, 2019. Such shares were not repurchased pursuant to a publicly announced plan or program.

(2)

As announced on February 6, 2018, the Board of Directors of the Company approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $150.0 million of the Company’s Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Third Amendment to Bylaws dated as of May 15, 2019. (incorporated by reference to exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2019).

10.1

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between the Registrant and Michael Greenberg (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2019).

10.2

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between the Registrant and David Weinberg (incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended June 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 7, 2019	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer