Form 10-Q
period 2019-09-30
SKECHERS USA INC
filed 2019-11-08
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, 133,913,825 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of October 31, 2019, 22,843,955 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$824,004	$872,237
Short-term investments	106,747	100,029
Trade accounts receivable, less allowances of $25,737 in 2019 and $25,616 in 2018	662,356	501,913
Other receivables	46,222	55,683
Total receivables	708,578	557,596
Inventories	890,409	863,260
Prepaid expenses and other current assets	97,638	79,018
Total current assets	2,627,376	2,472,140
Property, plant and equipment, net	702,545	585,457
Operating lease right-of-use assets	985,001	—
Deferred tax assets	52,424	39,431
Long-term investments	90,849	93,745
Other assets, net	108,003	37,482
Total non-current assets	1,938,822	756,115
TOTAL ASSETS	$4,566,198	$3,228,255
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$66,646	$1,666
Short-term borrowings	16,270	7,222
Accounts payable	661,428	679,553
Operating lease liabilities	172,947	—
Accrued expenses	189,522	161,781
Total current liabilities	1,106,813	850,222
Long-term borrowings, excluding current installments	39,773	88,119
Long-term operating lease liabilities	976,658	—
Deferred tax liabilities	433	451
Other long-term liabilities	101,068	100,188
Total non-current liabilities	1,117,932	188,758
Total liabilities	2,224,745	1,038,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 130,411 and 129,525 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	130	129
Class B common stock, $0.001 par value; 75,000 shares authorized; 22,904 and 23,983 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	23	24
Additional paid-in capital	293,399	375,017
Accumulated other comprehensive loss	(97,354)	(31,488)
Retained earnings	1,978,304	1,691,276
Skechers U.S.A., Inc. equity	2,174,502	2,034,958
Non-controlling interests	166,951	154,317
Total stockholders' equity	2,341,453	2,189,275
TOTAL LIABILITIES AND EQUITY	$4,566,198	$3,228,255

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,353,998	$1,176,395	$3,889,319	$3,561,270
Cost of sales	700,934	612,529	2,035,911	1,853,344
Gross profit	653,064	563,866	1,853,408	1,707,926
Royalty income	6,285	4,860	17,827	15,732
	659,349	568,726	1,871,235	1,723,658
Operating expenses:
Selling	97,516	90,138	281,237	288,606
General and administrative	414,417	354,676	1,165,637	1,080,984
	511,933	444,814	1,446,874	1,369,590
Earnings from operations	147,416	123,912	424,361	354,068
Other income / (expense):
Interest income	3,290	3,008	9,500	6,280
Interest expense	(2,012)	(1,199)	(5,194)	(3,742)
Other, net	(4,194)	(2,849)	(8,628)	(6,918)
Total other income / (expense)	(2,916)	(1,040)	(4,322)	(4,380)
Earnings before income tax expense	144,500	122,872	420,039	349,688
Income tax expense	22,766	16,821	75,288	45,521
Net earnings	121,734	106,051	344,751	304,167
Less: Net earnings attributable to non-controlling interests	18,644	15,323	57,723	50,504
Net earnings attributable to Skechers U.S.A., Inc.	$103,090	$90,728	$287,028	$253,663
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.67	$0.58	$1.87	$1.62
Diluted	$0.67	$0.58	$1.86	$1.62
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	153,298	155,766	153,396	156,238
Diluted	153,978	156,298	154,021	156,981

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$121,734	$106,051	$344,751	$304,167
Other comprehensive income, net of tax:
Loss on foreign currency translation adjustment	(98,416)	(8,634)	(92,059)	(23,509)
Comprehensive income	23,318	97,417	252,692	280,658
Less: Comprehensive income (loss) attributable to non- controlling interests	(7,700)	11,487	31,530	42,385
Comprehensive income attributable to Skechers U.S.A., Inc.	$31,018	$85,930	$221,162	$238,273

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at June 30, 2019	130,275	23,016	$130	$23	$282,822	$(25,282)	$1,875,214	$2,132,907	$190,766	$2,323,673
Net earnings	—	—	—	—	—	—	103,090	103,090	18,644	121,734
Foreign currency translation adjustment	—	—	—	—	—	(72,072)	—	(72,072)	(26,344)	(98,416)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(16,115)	(16,115)
Stock compensation expense	—	—	—	—	10,738	—	—	10,738	—	10,738
Shares issued under the Incentive Award Plan	29	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(5)	—	—	—	(161)	—	—	(161)	—	(161)
Conversion of Class B Common Stock into Class A Common Stock	112	(112)	—	—	—	—	—	—	—	—
Balance at September 30, 2019	130,411	22,904	$130	$23	$293,399	$(97,354)	$1,978,304	$2,174,502	$166,951	$2,341,453

Balance at June 30, 2018	132,193	24,163	$132	$24	$443,092	$(25,334)	$1,553,170	$1,971,084	142,378	$2,113,462
Net earnings	—	—	—	—	—	—	90,728	90,728	15,323	106,051
Foreign currency translation adjustment	—	—	—	—	—	(4,799)	—	(4,799)	(3,835)	(8,634)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(10,998)	(10,998)
Stock compensation expense	—	—	—	—	7,621	—	—	7,621	—	7,621
Shares issued under the Incentive Award Plan	23	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(8)	—	—	—	(220)	—	—	(220)	—	(220)
Repurchases of common stock	(1,406)	—	(1)	—	(40,026)	—	—	(40,027)	—	(40,027)
Balance at September 30, 2018	130,802	24,163	$131	$24	$410,467	$(30,133)	$1,643,898	$2,024,387	$142,868	$2,167,255

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	287,028	287,028	57,723	344,751
Foreign currency translation adjustment	—	—	—	—	—	(65,866)	—	(65,866)	(26,193)	(92,059)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	30,341	30,341
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(37,608)	(37,608)
Purchase of non-controlling interest	—	—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	30,234	—	—	30,234	—	30,234
Proceeds from issuance of common stock under the employee stock purchase plan	134	—	—	—	3,177	—	—	3,177	—	3,177
Shares issued under the Incentive Award Plan	1,065	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(423)	—	—	—	(13,745)	—	—	(13,745)	—	(13,745)
Conversion of Class B Common Stock into Class A Common Stock	1,079	(1,079)	1	(1)	—	—	—	—	—	—
Repurchases of common stock	(969)	—	(1)	—	(30,018)	—	—	(30,019)	—	(30,019)
Balance at September 30, 2019	130,411	22,904	$130	$23	$293,399	$(97,354)	$1,978,304	$2,174,502	$166,951	$2,341,453

Balance at December 31, 2017	131,784	24,545	$132	$24	$453,417	$(14,744)	$1,390,235	$1,829,064	$119,147	$1,948,211
Net earnings	—	—	—	—	—	—	253,663	253,663	50,504	304,167
Foreign currency translation adjustment	—	—	—	—	—	(15,389)	—	(15,389)	(8,120)	(23,509)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(18,663)	(18,663)
Stock compensation expense	—	—	—	—	23,588	—	—	23,588	—	23,588
Proceeds from issuance of common stock under the employee stock purchase plan	117	—	—	—	2,889	—	—	2,889	—	2,889
Shares issued under the Incentive Award Plan	820	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(308)	—	—	—	(11,401)	—	—	(11,401)	—	(11,401)
Conversion of Class B Common Stock into Class A Common Stock	382	(382)	—	—	—	—	—	—	—	—
Repurchases of common stock	(1,993)	—	(2)	—	(58,025)	—	—	(58,027)	—	(58,027)
Balance at September 30, 2018	130,802	24,163	$131	$24	$410,467	$(30,133)	$1,643,898	$2,024,387	$142,868	$2,167,255

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$344,751	$304,167
Adjustment to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	80,731	81,260
Provision for bad debts and returns	20,367	27,975
Share based compensation	30,234	23,588
Deferred income taxes	(11,224)	1,267
Other items, net	(223)	467
Net foreign currency adjustments	7,769	3,222
(Increase) decrease in assets:
Receivables	(143,266)	(143,743)
Inventories	1,533	99,316
Other assets	(47,112)	(32,904)
Increase (decrease) in liabilities:
Accounts payable	48,317	48,334
Other liabilities	17,385	(139)
Net cash provided by operating activities	349,262	412,810
Cash flows from investing activities:
Capital expenditures	(174,663)	(97,309)
Acquisitions, net of cash acquired	(100,658)	—
Proceeds from sale of property, plant and equipment	5,547	—
Purchases of investments	(151,594)	(408,126)
Proceeds from sales and maturities of investments	147,772	247,158
Net cash used in investing activities	(273,596)	(258,277)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	3,177	2,889
Repayments on long-term borrowings	(3,456)	(1,381)
Proceeds from long-term borrowings	17,941	—
Proceeds from short-term borrowings	9,048	7,491
Payments for taxes related to net share settlement of equity awards	(13,745)	(11,401)
Repurchase of Class A common stock	(30,019)	(58,027)
Cash used for purchase of non-controlling interest	(82,894)	—
Distributions to non-controlling interests	(37,608)	(18,663)
Net cash used in financing activities	(137,557)	(79,092)
Effect of exchange rate changes on cash and cash equivalents	13,659	(9,101)
Net change in cash and cash equivalents	(48,232)	66,340
Cash and cash equivalents at beginning of the period	872,237	736,431
Cash and cash equivalents at end of the period	$824,004	$802,771

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,097	$3,585
Income taxes, net	92,855	72,020
Non-cash transactions:
Land and other assets contribution from non-controlling interest	30,341	—

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

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

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019.

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

Revenue Recognition

In accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), the Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company derives income from the sale of footwear and royalties earned from licensing the Skechers brand. For North America, goods are shipped Free on Board (“FOB”) shipping point directly from the Company’s domestic distribution center in Rancho Belago, California. For international wholesale customers product is shipped FOB shipping point, (i) direct from the Company’s distribution center in Liege, Belgium, (ii) to third-party distribution centers in Central America, South America and Asia, (iii) directly from third-party manufacturers to our other international customers.  For our distributor sales, the goods are generally delivered directly from the independent factories to third-party distribution centers or to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. The Company recognizes revenue on wholesale sales upon shipment as that is when the customer obtains control of the promised goods. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost and not as a separate performance obligation.  The Company generates direct-to-consumer revenues primarily from the sale of footwear to customers at retail locations or through the Company’s websites. For our in-store sales, the Company recognizes revenue at the point of sale. For sales made through our websites, we recognize revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from direct-to-consumer customers are excluded from reported revenues.

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

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.  The Company accrues a liability for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of September 30, 2019 and December 31, 2018, the Company’s sales returns liability totaled $79.6 million and $67.3 million, respectively, and was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Business Combinations

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.  The purchase price allocation is subject to adjustment until the Company has completed its analysis within the measurement period.  During the nine months ended September 30, 2019, the Company made acquisitions amounting to $100.7 million. The Company is in the process of preparing the purchase price allocation and the finalization may result in changes in the valuation of assets acquired and liabilities assumed. The Company will finalize the purchase price allocation as soon as practicable, but not to exceed one year following April 1, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Measurement of Credit Losses on Financial Statements, (“ASU No. 2016-13”) which required measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and is required to be applied prospectively. For our trade receivables, certain other receivables and certain other financial instruments, we will be required to use a new forward-looking “expected” credit loss model based on historical loss rates that will replace the existing “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses. The Company is currently evaluating the impact of ASU 2016-13; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements or disclosures.
(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s investments consist of mutual funds held in the Company’s deferred compensation plan which are classified as trading securities, U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$658,259	$-	$-	$658,259	$658,259	$-	$-
Level 1:
Money market funds	165,745	-	-	165,745	165,745	-	-
U.S. Treasury securities	9,949	-	-	9,949	-	1,855	8,094
Total level 1	175,694	-	-	175,694	165,745	1,855	8,094
Level 2:					-	-	-
Corporate notes and bonds	128,542	-	-	128,542	-	96,899	31,643
Asset-backed securities	20,887	-	-	20,887	-	1,372	19,515
U.S. Agency securities	13,765	-	-	13,765	-	6,621	7,144
Mutual funds	24,453	-	-	24,453	-	-	24,453
Total level 2	187,647	-	-	187,647	-	104,892	82,755
TOTAL	$1,021,600	$-	$-	$1,021,600	$824,004	$106,747	$90,849

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$713,624	$-	$-	$713,624	$713,624	$-	$-
Level 1:
Money market funds	158,613	-	-	158,613	158,613	-	-
U.S. Treasury securities	6,955	-	-	6,955	-	4,979	1,976
Total level 1	165,568	-	-	165,568	158,613	4,979	1,976
Level 2:					-	-	-
Corporate notes and bonds	132,280	-	-	132,280	-	88,412	43,868
Asset-backed securities	23,310	-	-	23,310	-	2,115	21,195
U.S. Agency securities	10,272	-	-	10,272	-	4,523	5,749
Mutual funds	20,957	-	-	20,957	-	-	20,957
Total level 2	186,819	-	-	186,819	-	95,050	91,769
TOTAL	$1,066,011	$-	$-	$1,066,011	$872,237	$100,029	$93,745

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are typically less than two years.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

(3)	LEASES

The Company determines if an arrangement is a lease at inception, and, if a lease, what type of lease it is. The Company regularly enters into non-cancellable operating leases for automobiles, retail stores, and real estate leases for offices, showrooms and distribution facilities. Most leases have fixed rental payments. Leases for retail stores typically have initial terms ranging from 5 to 10 years. Other real estate or facility leases may have initial lease terms of up to 20 years.  These leases are included within operating lease ROU assets and liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2019.  The predominant asset for most real estate leases is the right to occupy the space which the Company has determined is the single lease component. Many of the Company’s real estate leases include options to extend or to terminate the lease that are not reasonably certain at the time of determining the expected lease term. In addition the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs.  The Company considers renewal options and other occupancy-related costs which it considers as non-lease components. Percentage rent expense, which is specified in the lease agreement, is owed when sales at individual retail store locations exceed a base amount. Percentage rent expense is recognized in the condensed consolidated financial statements when incurred. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the earlier of the beginning of the lease term or when the Company takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as an operating lease liability.  Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term at the commencement date. Most of the Company’s leases do not provide an implicit borrowing rate.  Therefore the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration.  The incremental borrowing rate is then used at the commencement date of the lease to determine the present value of future lease payments. The operating lease ROU asset also includes lease payments made and lease incentives and initial direct costs incurred. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  As of September 30, 2019, current liabilities related to operating leases were $172.9 million.

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows (in thousands):

December 31, 2018
2019	$251,711
2020	228,716
2021	203,979
2022	178,850
2023	181,227
Thereafter	596,901
$1,641,384

Operating lease cost and other information (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Fixed lease cost	$63,724	$180,324
Variable lease cost	$1,219	$10,157
Operating cash flows used for leases	$67,744	$192,066
Noncash right-of-use assets recorded for lease liabilities:
For January 1 adoption of Topic 842	$—	$1,035,062
In exchange for new lease liabilities during the period	$74,500	$114,542
Weighted-average remaining lease term	4.70 years	4.70 years
Weighted-average discount rate	4.24%	4.24%

The maturities of lease liabilities were as follows (in thousands):

September 30, 2019
2019 remaining months	$14,092
2020	210,473
2021	185,415
2022	159,454
2023	144,674
Thereafter	500,187
Total lease payments	1,214,295
Less: Imputed interest	(64,690)
$1,149,605

As of September 30, 2019, the Company has additional operating leases, primarily for new retail stores, that have not yet commenced which will generate additional right-of-use assets of $2.7 million. These operating leases will commence in 2019 with lease terms ranging from 1 year to 10 years.
(4)	LINE OF CREDIT, SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $3.7 million and $3.2 million of outstanding letters of credit as of September 30, 2019 and December 31, 2018, respectively, and approximately $16.3 million and $7.2 million in short-term borrowings as of September 30, 2019 and December 31, 2018, respectively.

Long-term borrowings at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	2019	2018
Note payable to banks, due in monthly installments of $348 (includes principal and interest), variable-rate interest at 4.24% per annum, secured by property, balloon payment of $62,843 due August 2020	$64,056	$65,148
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $5,880 due January 2021	5,880	5,800
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30 (includes principal and interest), fixed- rate interest at 5.24% per annum, paid in July 2019	—	211
Loan payable to a bank, variable-rate interest at 4.28% per annum, due September 2023	33,893	18,626
Loan payable to a bank, variable-rate interest at 3.20% per annum, due October 2023	2,590	—
Subtotal	106,419	89,785
Less: current installments	66,646	1,666
Total long-term borrowings	$39,773	$88,119

The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company was in compliance with the covenants of its long-term borrowings as of September 30, 2019.

On October 24, 2018, through our Chinese joint venture, the Company entered into a $17.5 million loan agreement with The Hongkong and Shanghai Banking Corporation Limited (the “China Loan Agreement”).  The China Loan Agreement allows for partial drawdown.  Interest will be paid at one, two or three months, depending on the period of the drawdown.   The interest rate will be based upon the London Interbank Offered Rate (“LIBOR”) plus 1.2% per annum. As specified in the China Loan Agreement, the principal of the loan will be repayable by fifteen equal quarterly installments of $0.4 million, commencing fifteen months after drawdown plus a final installment of $10.9 million. The loan has a term of 5 years.  The China Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type.  The obligations of our Chinese joint venture under the China Loan Agreement are jointly and severally guaranteed by the Company and Luen Thai Enterprises Ltd.  The Company had $2.6 million outstanding in current installments of long-term borrowing as of September 30, 2019.

On October 19, 2018, through a subsidiary of the Company’s Chinese joint venture (the “TC Subsidiary”), the Company entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (the “China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of the Company’s distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2020.  The TC Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the TC Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The obligations of the TC Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. There was no amount outstanding as of September 30, 2019.

On September 29, 2018, through the TC Subsidiary, the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of the Company’s distribution center in China. Interest is paid quarterly.  The interest rate was 4.28% at September 30, 2019, which floats and is calculated at a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan, and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023.  The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. The Company had $33.9 million outstanding in long-term borrowings as of September 30, 2019.

On September 20, 2018, through two subsidiaries of the Company’s Chinese joint venture (the “SGZ and SSH Subsidiaries”), the Company entered into a 125 million yuan revolving loan agreement with HSBC Bank (China) Company Limited, Guangzhou Branch (the “Revolving Loan Agreement”).  The Revolving Loan Agreement is comprised of two tranches: a 125 million yuan revolving loan facility and a 15 million yuan non-financial bank guarantee facility.  The proceeds from the Revolving Loan Agreement will be used to finance the SGZ and SSH Subsidiaries’ working capital requirements.  Interest will be paid at one, two or three months, depending on the term of each loan.  The interest rate will be equal to 100% of the applicable People’s Bank of China (“PBOC”) Benchmark Lending Rate, provided that if the PBOC Benchmark Lending Rate changes during the term of a loan, the applicable interest rate for that loan will not change until the next rollover date of that loan (if any).  The Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets and issue debt with priority over the Revolving Loan Agreement.  The term of each loan will be one, three or six months or such other period as agreed by the lender.  The term of a loan, including any extension or rollover, shall not exceed twelve months.  The obligations of the SGZ and SSH Subsidiaries under the Revolving Loan Agreement are guaranteed by the Company, Luen Thai Enterprises Ltd., Skechers Guangzhou Co., Ltd and Skechers Trading (Shanghai) Co Ltd.  There was no amount outstanding as of September 30, 2019.

On June 30, 2015, the Company entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million (the “2015 Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The 2015 Credit Agreement matures on June 30, 2020. The 2015 Credit Agreement permits the Company and certain of its subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at the Company’s election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the 2015 Credit Agreement. The Company pays a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The 2015 Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The 2015 Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2015 Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if Availability drops below 10% of the Revolver Commitments (as such terms are defined in the 2015 Credit Agreement) until the date when no event of default has existed and availability has been over 10% for 30 consecutive days. The Company paid closing and arrangement fees of $1.1 million on this facility which are included in other assets in the condensed consolidated balance sheets, and are being amortized to interest expense over the five-year life of the facility. As of September 30, 2019 and December 31, 2018, there was $0.3 and $0.1 million outstanding under the 2015 Credit Agreement which is classified as short-term borrowings in the Company’s condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of September 30, 2019, is related to the Company’s international operations.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and its joint venture partner HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a prepayment on the Original Loan based on the Company’s 50% equity interest in the JV. The prepayment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the "New Loan"). The New Loan was used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the prepayment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate of the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF is responsible for the related interest expense payments on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense paid related to the New Loan has been included in non-controlling interests in the condensed consolidated balance sheets. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the 2015 Credit Agreement dated June 30, 2015. As of September 30, 2019, there was $64.1 million outstanding under the Amended Loan Agreement, which is included in current installments of long-term borrowings.
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

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics (1)	September 30, 2019	December 31, 2018
Current assets	$6,278	$2,121
Non-current assets	105,161	98,148
Total assets	$111,439	$100,269

Current liabilities	$65,305	$2,738
Non-current liabilities	1,009	64,702
Total liabilities	$66,314	$67,440

Product distribution joint ventures (2)	September 30, 2019	December 31, 2018
Current assets	$685,514	$540,768
Non-current assets	269,293	128,250
Total assets	$954,807	$669,018

Current liabilities	$417,534	$294,640
Non-current liabilities	142,435	26,444
Total liabilities	$559,969	$321,084

(1)	Includes HF Logistics-SKX, LLC and HF Logistics-SKX, T2, LLC
(2)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, and Manhattan SKMX, S. de R.L. de C.V. (Mexico).

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings attributable to non-controlling interests	$18,644	$15,323	$57,723	$50,504
Distributions to:
HF Logistics-SKX, LLC	870	1,085	2,718	3,292
Skechers China Limited	12,600	7,270	32,245	12,660
Skechers South Asia Private Limited	—	—	—	68
Skechers Southeast Asia Limited	2,027	2,025	2,027	2,025
Skechers Hong Kong Limited	618	618	618	618
Contributions from:
HF Logistics-SKX, LLC	—	—	7,565	—
Manhattan SKMX, S. de R.L. de C.V.	—	—	22,776	—

(6)	ACQUISITION

Mexico Joint Venture Acquisition

On April 1, 2019, the Company purchased a 60% interest in Manhattan SKMX, S. de R.L. de C.V. (“Skechers Mexico”) for a total cash consideration of $100.7 million, net of cash acquired.  Skechers Mexico is a joint venture that operates and generates net sales in Mexico.  As a result of this purchase, Skechers Mexico became a majority-owned subsidiary of the Company and its results are consolidated in the Company’s condensed consolidated financial statements commencing April 1, 2019.  The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico. The Company is in the process of preparing a purchase price allocation and the finalization may result in changes in the valuation of assets acquired and liabilities assumed.  The Company will finalize the purchase price allocation as soon as practicable, but not to exceed one year following April 1, 2019.  Pro forma results of operations have not been presented because the effects of the acquisition, individually and in the aggregate, were not material to the Company’s condensed consolidated financial statements.

(7)	SHARE REPURCHASE PROGRAM

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. As of September 30, 2019, there was $20.0 million remaining to repurchase shares under the Share Repurchase Program. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time.

The following table provides a summary of the Company’s stock repurchase activities during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares repurchased	—	1,406,591	968,724	1,993,163
Average cost per share	$—	$28.46	$30.99	$29.11
Total cost of shares repurchased (in thousands):	$—	$40,027	$30,019	$58,027

(8)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per share	2019	2018	2019	2018
Net earnings attributable to Skechers U.S.A., Inc.	$103,090	$90,728	$287,028	$253,663
Weighted average common shares outstanding	153,298	155,766	153,396	156,238
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.67	$0.58	$1.87	$1.62

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per share	2019	2018	2019	2018
Net earnings attributable to Skechers U.S.A., Inc.	$103,090	$90,728	$287,028	$253,663

Weighted average common shares outstanding	153,298	155,766	153,396	156,238
Dilutive effect of nonvested shares	680	532	625	743
Weighted average common shares outstanding	153,978	156,298	154,021	156,981

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.67	$0.58	$1.86	$1.62

There were 6,454 and 101,992 shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2019 because they are anti-dilutive. There were 407,267 and 335,885 shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2018 because they are anti-dilutive.

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

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share‑based compensation expense was $10.7 million and $7.6 million for the three months ended September 30, 2019 and 2018, respectively. Share-based compensation expense was $30.2 million and $23.6 million for the nine months ended September 30, 2019 and 2018, respectively. During the three and nine months ended September 30, 2019, the Company redeemed 4,821 and 423,206 shares of Class A Common Stock for $0.2 million and $13.7 million to satisfy employee tax withholding requirements. During the three and nine months ended September 30, 2018, the Company redeemed 7,899 and 308,155 shares of Class A Common Stock for $0.2 million and $11.4 million to satisfy employee tax withholding requirements, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan as of and for the nine months ended September 30, 2019 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	2,968,941	$34.79
Granted	1,567,000	$28.21
Vested	(1,065,283)	$32.27
Cancelled	(25,250)	$39.69
Nonvested at September 30, 2019	3,445,408	$32.54

As of September 30, 2019, there was $90.5 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.3 years.

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

Income tax expense and the effective tax rate for the three and nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense	$22,766	$16,821	$75,288	$45,521
Effective tax rate	15.8%	13.7%	17.9%	13.0%

The tax provisions for the three and nine months ended September 30, 2019 and 2018 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company estimates its effective tax rate to be between 17.0% to 19.0% for 2019. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.6%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 24.7%.

Due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three and nine months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019, the increase in the effective tax rate was primarily due to the negative impact of $0.9 million in discrete tax expense in the three months ended September 30, 2019 as compared to the positive impact of $3.9 million in discrete tax benefit in the three months ended September 30, 2018. For the nine months ended September 30, 2019, the increase in the effective tax rate was primarily due to the negative impact of $3.9 million in discrete tax expense in the nine months ended September 30, 2019 as compared to the positive impact of $13.1 million in discrete tax benefit in the nine months ended September 30, 2018.

As of September 30, 2019, the Company had approximately $824.0 million in cash and cash equivalents, of which $533.6 million, or 64.8%, was held outside the U.S. Of the $533.6 million held by the Company’s non-U.S. subsidiaries, approximately $247.3 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of September 30, 2019.

On July 27, 2015, the United States Tax Court issued a decision (the “Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (the“Altera Ninth Circuit Panel Opinion”) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Panel Opinion, the Company recorded a cumulative income tax expense of $1.5 million in the second quarter of 2019. On July 22, 2019, Altera requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s Transition Tax liability, the Company may repatriate certain funds held outside the U.S. for which U.S. federal and non-U.S. tax has been fully provided as of September 30, 2019. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company choses to repatriate some or all of the funds it has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.
(11)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $213.6 million and $213.7 million before allowances for bad debts, sales returns and chargebacks at September 30, 2019 and December 31, 2018, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $474.5 million and $313.8 million before allowance for bad debts, sales returns and chargebacks at September 30, 2019 and December 31, 2018, respectively. The Company’s credit losses attributable to write-offs for the three months ended September 30, 2019 and 2018 were $1.6 million and $2.2 million, respectively. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2019 and 2018 were $5.7 million and $6.4 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $2.4 billion and $1.6 billion at September 30, 2019 and December 31, 2018, respectively.

The Company’s net sales to its five largest customers accounted for approximately 9.4% and 10.6% of total net sales for the three months ended September 30, 2019 and 2018, respectively. The Company’s net sales to its five largest customers accounted for approximately 9.7% and 10.5% of total net sales for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Manufacturer #1	16.5%	11.1%	15.8%	11.3%
Manufacturer #2	8.3%	10.1%	8.3%	10.7%
Manufacturer #3	7.2%	6.8%	6.9%	9.1%
Manufacturer #4	5.5%	6.7%	5.1%	5.4%
Manufacturer #5	4.7%	5.6%	5.0%	5.4%
	42.2%	40.3%	41.1%	41.9%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Domestic wholesale	$299,634	$285,406	$951,635	$991,658
International wholesale	646,595	531,123	1,824,214	1,573,955
Direct-to-consumer	407,769	359,866	1,113,470	995,657
Total	$1,353,998	$1,176,395	$3,889,319	$3,561,270

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit:
Domestic wholesale	$111,205	$110,572	$354,299	$372,166
International wholesale	298,800	240,056	837,467	752,336
Direct-to-consumer	243,059	213,238	661,642	583,424
Total	$653,064	$563,866	$1,853,408	$1,707,926

	September 30, 2019	December 31, 2018
Identifiable assets:
Domestic wholesale	$1,402,723	$1,428,463
International wholesale	1,929,322	1,423,048
Direct-to-consumer	1,234,153	376,744
Total	$4,566,198	$3,228,255

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Additions to property, plant and equipment:
Domestic wholesale	$7,976	$10,654	$66,001	$28,320
International wholesale	27,947	13,711	73,922	31,118
Direct-to-consumer	13,010	12,126	34,740	37,871
Total	$48,933	$36,491	$174,663	$97,309

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales (1):
United States	$558,173	$523,281	$1,655,413	$1,648,642
Canada	46,576	44,646	138,900	146,080
Other international (2)	749,249	608,468	2,095,006	1,766,548
Total	$1,353,998	$1,176,395	$3,889,319	$3,561,270

	September 30, 2019	December 31, 2018
Property, plant and equipment, net:
United States	434,687	385,584
Canada	7,549	9,081
Other international (2)	260,309	190,792
Total	$702,545	$585,457

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

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended September 30, 2019 and 2018, the Company made contributions of $250,000 and $251,000 to the Foundation, respectively. During the nine months ended September 30, 2019 and 2018, the Company made contributions of $750,000 and $751,000 to the Foundation, respectively.
(14)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2019, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

FINANCIAL OVERVIEW

Our net sales for the three months ended September 30, 2019 were $1.354 billion, an increase of $177.6 million, or 15.1%, as compared to net sales of $1.176 billion for the three months ended September 30, 2018. This increase was primarily attributable to increased sales across all of our segments. Gross margins increased to 48.2% for the three months ended September 30, 2019 from 47.9% for the same period in the prior year primarily due to higher international wholesale margins. Net earnings attributable to Skechers U.S.A., Inc. were $103.1 million for the three months ended September 30, 2019, an increase of $12.4 million, or 13.7%, compared to net earnings of $90.7 million in the prior year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2019 were $0.67, which reflected a 15.5% increase from the $0.58 diluted net earnings per share reported in the same prior year period. The increase in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended September 30, 2019 was primarily due to increased sales of $177.6 million. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and direct-to-consumer sales, which includes e‑commerce sales. We evaluate segment performance based primarily on net sales and gross margins.

Revenue by segment as a percentage of net sales was as follows:

	Three Months Ended September 30,
	2019	2018
Percentage of revenues by segment:
Domestic wholesale	22.1%	24.3%
International wholesale	47.8%	45.1%
Direct-to-consumer	30.1%	30.6%
Total	100.0%	100.0%

As of September 30, 2019, we owned and operated 779 stores, which included 488 domestic retail stores and 291 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first nine months of 2019, we opened one domestic outlet store, 23 domestic warehouse stores, seven international concept stores, and seven international outlet stores. In addition, we closed five domestic concept stores, one domestic outlet store, and six international concept stores. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease.

During the remainder of 2019, we intend to focus on: (i) continuing to develop new lifestyle and performance product at affordable prices, (ii) continuing to manage our inventory and expenses to be in line with expected sales levels, (iii) growing our international business, (iv) expanding our global retail distribution channel by opening another 15 to 20 company-owned retail stores, and (v) continuing to invest in our global distribution infrastructure.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Net sales	$1,353,998	100.0%	$1,176,395	100.0%	$3,889,319	100.0%	$3,561,270	100.0%
Cost of sales	700,934	51.8	612,529	52.1	2,035,911	52.3	1,853,344	52.0
Gross profit	653,064	48.2	563,866	47.9	1,853,408	47.7	1,707,926	48.0
Royalty income	6,285	0.5	4,860	0.4	17,827	0.4	15,732	0.4
	659,349	48.7	568,726	48.3	1,871,235	48.1	1,723,658	48.4
Operating expenses:
Selling	97,516	7.2	90,138	7.7	281,237	7.2	288,606	8.1
General and administrative	414,417	30.6	354,676	30.1	1,165,637	30.0	1,080,984	30.4
	511,933	37.8	444,814	37.8	1,446,874	37.2	1,369,590	38.5
Earnings from operations	147,416	10.9	123,912	10.5	424,361	10.9	354,068	9.9
Interest income	3,290	0.2	3,008	0.3	9,500	0.2	6,280	0.2
Interest expense	(2,012)	(0.1)	(1,199)	(0.1)	(5,194)	(0.1)	(3,742)	(0.1)
Other, net	(4,194)	(0.3)	(2,849)	(0.3)	(8,628)	(0.2)	(6,918)	(0.2)
Earnings before income tax expense	144,500	10.7	122,872	10.4	420,039	10.8	349,688	9.8
Income tax expense	22,766	1.7	16,821	1.4	75,288	1.9	45,521	1.3
Net earnings	121,734	9.0	106,051	9.0	344,751	8.9	304,167	8.5
Less: Net earnings attributable to non-controlling interests	18,644	1.4	15,323	1.3	57,723	1.5	50,504	1.4
Net earnings attributable to Skechers U.S.A., Inc.	$103,090	7.6%	$90,728	7.7%	$287,028	7.4%	$253,663	7.1%

THREE MONTHS ENDED September 30, 2019 COMPARED TO THREE MONTHS ENDED September 30, 2018

Net sales

Net sales for the three months ended September 30, 2019 were $1.354 billion, an increase of $177.6 million, or 15.1%, as compared to net sales of $1.176 billion for the three months ended September 30, 2018. The largest increases in net sales came from our international wholesale and global direct-to-consumer businesses from our Women’s and Men’s Sport, Men’s U.S.A., and BOB’s divisions.

Our domestic wholesale net sales increased $14.2 million, or 5.0%, to $299.6 million for the three months ended September 30, 2019 from $285.4 million for the three months ended September 30, 2018. The increase in the domestic wholesale segment’s net sales was primarily the result of a 2.0% unit sales volume increase to 13.0 million pairs for the three months ended September 30, 2019 from 12.8 million pairs for the same period in 2018 and a 3.1% increase in average price per pair. The average selling price per pair within the domestic wholesale increased to $22.85 per pair for the three months ended September 30, 2019 compared to $22.24 per pair for the same period last year, which was primarily attributable to product sales mix.

Our international wholesale segment sales increased $115.5 million, or 21.7%, to $646.6 million for the three months ended September 30, 2019 compared to sales of $531.1 million for the three months ended September 30, 2018. Our international wholesale sales consist of direct sales by our foreign subsidiaries, including our joint ventures, that we make to department stores and specialty retailers and to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries, including our joint ventures, increased $111.2 million, or 25.6%, to $545.5 million for the three months ended September 30, 2019 compared to net sales of $434.3 million for the three months ended September 30, 2018. The increase in sales was primarily due to increased sales of product from our Men’s and Women’s sport divisions. Our distributor sales increased $4.3 million to $101.1 million for the three months ended September 30, 2019, a 4.4% increase from sales of $96.8 million for the three months ended September 30, 2018. The increase was primarily due to increased sales to our distributors in the United Arab Emirates (“U.A.E.”), Turkey, and Russia.

Our direct-to-consumer segment sales increased $47.9 million to $407.8 million for the three months ended September 30, 2019, a 13.3% increase over sales of $359.9 million for the three months ended September 30, 2018. The increase in direct-to-consumer sales was primarily attributable to operating an additional 37 stores versus prior year and increased comparable store sales of 7.7% resulting from increased sales across several key divisions, including Women’s and Men’s Sport, and Work divisions. During the third quarter of 2019, we opened one domestic outlet store, eleven domestic warehouse stores, and two international concept stores. In addition, we closed one domestic and two international concept stores. For the three months ended September 30, 2019, our domestic retail sales increased 8.7% compared to the same period in 2018, which was primarily attributable to positive comparable domestic store sales of 6.8% and an increase of 23 domestic stores. Our international retail store sales increased 22.3% compared to the same period in 2018, which was primarily attributable to positive comparable international store sales of 9.9%, the inclusion of results from our Mexico joint venture and an increase of 14 international stores compared to the prior period.

Gross profit

Gross profit for the three months ended September 30, 2019 increased $89.2 million, or 15.8%, to $653.1 million as compared to $563.9 million for the three months ended September 30, 2018. Gross profit as a percentage of net sales, or gross margins, increased to 48.2% for the three months ended September 30, 2019 from 47.9% for the same period in the prior year. Our domestic wholesale segment gross profit increased $0.6 million to $111.2 million for the three months ended September 30, 2019 as compared to $110.6 million for the three months ended September 30, 2018, primarily due to increased sales partially offset by lower product margins. Domestic wholesale gross margins decreased to 37.1% for the three months ended September 30, 2019, from 38.7% for the three months ended September 30, 2018, primarily from product mix.

Gross profit for our international wholesale segment increased $58.7 million, or 24.5%, to $298.8 million for the three months ended September 30, 2019 as compared to $240.1 million for the three months ended September 30, 2018. International wholesale gross margins increased to 46.2% for the three months ended September 30, 2019 compared to 45.2% for the three months ended September 30, 2018. Gross margins for our direct subsidiary sales increased to 50.2% for the three months ended September 30, 2019 compared to 49.8% for the three months ended September 30, 2018. The increase in international wholesale gross margins was primarily attributable to a product mix with higher margins. Gross margins for our distributor sales were 24.7% for the three months ended September 30, 2019 compared to 24.5% for the three months ended September 30, 2018.

Gross profit for our direct-to-consumer segment increased $29.9 million, or 14.0%, to $243.1 million for the three months ended September 30, 2019 as compared to $213.2 million for the three months ended September 30, 2018. Gross margins for our global direct-to-consumer business were 59.6% for the three months ended September 30, 2019 as compared to 59.3% for the three months ended September 30, 2018. Gross margins for our domestic direct-to-consumer business, which includes e-commerce, were 62.2% and 62.8% for the three months ended September 30, 2019 and 2018, respectively. The decrease in our domestic direct-to-consumer gross margins was primarily due to product mix. Gross margins for our international direct-to-consumer business were 55.1% for the three months ended September 30, 2019 as compared to 52.3% for the three months ended September 30, 2018. The increase in international direct-to-consumer gross margins was primarily attributable to product mix.

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

Selling expenses

Selling expenses increased by $7.4 million, or 8.2%, to $97.5 million for the three months ended September 30, 2019 from $90.1 million for the three months ended September 30, 2018 primarily due to increased advertising spending worldwide. As a percentage of net sales, selling expenses were 7.2% and 7.7% for the three months ended September 30, 2019 and 2018, respectively.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs. Selling expenses are not allocated to segments.

General and administrative expenses

General and administrative expenses increased by $59.7 million, or 16.8%, to $414.4 million for the three months ended September 30, 2019 from $354.7 million for the three months ended September 30, 2018. As a percentage of sales, general and administrative expenses were 30.6% and 30.1% for the three months ended September 30, 2019 and 2018, respectively. The $59.7 million increase in general and administrative expenses was primarily attributable to approximately $24.4 million related to supporting our international wholesale operations and its increased sales volumes and expansion, and $18.5 million of additional operating expenses attributable to opening and operating 37 Company-owned Skechers retail stores since September 30, 2018. In addition, the expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products, increased $10.0 million to $71.5 million for the three months ended September 30, 2019 as compared to $61.5 million for the same period in the prior year. The increase in costs was primarily due to higher sales volumes worldwide.

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

Other income (expense)

Interest income increased $0.3 million to $3.3 million for the three months ended September 30, 2019 as compared to $3.0 million for the three months ended September 30, 2018.  The increase in interest income was primarily due to slightly higher average cash and investment balances as compared to the prior year period. Interest expense increased by $0.8 million to $2.0 million for the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018. Interest expense increased primarily due to increased interest paid to our foreign manufacturers. Other expense was $4.2 million for the three months ended September 30, 2019 as compared to other expense of $2.8 million for the same period in 2018. The increase in other expense was primarily attributable to a foreign currency translation loss of $4.9 million for the three months ended September 30, 2019 as compared to a foreign currency translation loss of $2.0 million for the three months ended September 30, 2018. The foreign currency translation loss was primarily attributable to the impact of a weaker U.S. dollar on the intercompany balances of our non-U.S. subsidiaries.

Income taxes

Income tax expense and the effective tax rate for the three months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2019	2018
Income tax expense	$22,766	$16,821
Effective tax rate	15.8%	13.7%

The tax provisions for the three months ended September 30, 2019 and 2018 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective annual tax rate to be between 17.0% and 19.0% for the full year. Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.6%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 24.7%.

Due to the enactment of the Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, we are subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost, and therefore have included GILTI expense in our effective tax rate calculation for the three months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019, the increase in the effective tax rate was primarily due to the negative impact of $0.9 million in discrete tax expense in the three months ended September 30, 2019 as compared to the positive impact of $3.9 million in discrete tax benefit in the three months ended September 30, 2018.

As of September 30, 2019, we had approximately $824.0 million in cash and cash equivalents, of which $533.6 million, or 64.8%, was held outside the U.S. Of the $533.6 million held by our non-U.S. subsidiaries, approximately $247.3 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of September 30, 2019.

Our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of our share repurchase program and the need to provide payment of our provisional Transition Tax liability, we may begin repatriating certain funds held outside the U.S. for which all applicable U.S. federal and non-U.S. tax has been fully provided as of September 30, 2019. We have provided for the tax impact of expected distributions from our joint venture in China as well as from our subsidiary in Chile to our intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, we do not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. federal income taxes but may be subject to applicable U.S. state and non-U.S. income and withholding taxes.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended September 30, 2019 increased $3.3 million to $18.6 million as compared to $15.3 million for the same period in 2018 primarily attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

NINE MONTHS ENDED September 30, 2019 COMPARED TO NINE MONTHS ENDED September 30, 2018

Net sales

Net sales for the nine months ended September 30, 2019 were $3.889 billion, an increase of $328.0 million, or 9.2%, as compared to net sales of $3.561 billion for the nine months ended September 30, 2018. The largest increases in net sales came from our international wholesale and global direct-to-consumer businesses, which were partially offset by lower sales in our domestic wholesale segment.

Our domestic wholesale net sales decreased $40.1 million, or 4.0%, to $951.6 million for the nine months ended September 30, 2019 from $991.7 million for the nine months ended September 30, 2018. The decrease in the domestic wholesale segment’s net sales was primarily the result of a 5.5% unit sales volume decrease to 44.3 million pairs for the nine months ended September 30, 2019 from 47.0 million pairs for the same period in 2018. The decrease in our domestic wholesale segment was primarily attributable to decreased sales of product in our Kids and On-The-Go divisions. The average selling price per pair within the domestic wholesale segment increased $0.44 to $21.54 per pair for the nine months ended September 30, 2019 from $21.10 per pair for the same period in 2018, which was attributable to a product sales mix with slightly higher average selling prices.

Our international wholesale segment sales increased $250.2 million, or 15.9%, to $1.824 billion for the nine months ended September 30, 2019 compared to sales of $1.574 billion for the nine months ended September 30, 2018. Direct subsidiary sales increased $199.0 million, or 14.9%, to $1.534 billion for the nine months ended September 30, 2019 compared to net sales of $1.335 billion for the nine months ended September 30, 2018. The increased sales during the period resulted from higher sales in our Men’s and Women’s sport divisions. Our distributor sales increased $51.3 million to $289.8 million for the nine months ended September 30, 2019, a 21.5% increase from sales of $238.5 million for the nine months ended September 30, 2018. The increase was primarily due to increased sales to our distributors in the U.A.E., Indonesia, Australia and New Zealand.

Our direct-to-consumer segment sales increased $117.8 million to $1.114 billion for the nine months ended September 30, 2019, a 11.8% increase over sales of $995.7 million for the nine months ended September 30, 2018. The increase in retail sales was primarily attributable to increased comparable store sales of 4.9% resulting from increased sales of product from our Women’s and Men’s Sport, and Work’ divisions. During the nine months ended September 30, 2019, we opened one domestic outlet store, 23 domestic warehouse stores, seven international concept stores, and seven international outlet stores. We closed five domestic concept stores and one domestic outlet store. For the nine months ended September 30, 2019, our domestic direct-to-consumer sales increased 7.1% compared to the same period in 2018, which was primarily attributable to positive comparable domestic store sales of 4.2% and a net increase of 23 domestic stores during the nine months ended September 30, 2019. Our international retail store sales increased 21.0%, which was primarily attributable to positive comparable international store sales of 6.4% and a net increase of 14 international stores when compared to the prior year period.

Gross profit

Gross profit for the nine months ended September 30, 2019 increased $145.5 million to $1.853 billion as compared to $1.708 billion for the nine months ended September 30, 2018. Gross profit as a percentage of net sales, or gross margin, decreased slightly to 47.7% for the nine months ended September 30, 2019 from 48.0% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $17.9 million, or 4.8%, to $354.3 million for the nine months ended September 30, 2019 compared to $372.2 million for the nine months ended September 30, 2018, primarily attributable to lower sales. Domestic wholesale gross margins decreased to 37.2% for the nine months ended September 30, 2019 from 37.5% for the same period in the prior year. The decrease in domestic wholesale gross margins was primarily attributable to product mix.

Gross profit for our international wholesale segment increased $85.2 million, or 11.3%, to $837.5 million for the nine months ended September 30, 2019 compared to $752.3 million for the nine months ended September 30, 2018. International wholesale gross margins were 45.9% for the nine months ended September 30, 2019 compared to 47.8% for the nine months ended September 30, 2018. Gross margins for our direct subsidiary sales decreased to 49.8% for the nine months ended September 30, 2019 as compared to 51.8% for the nine months ended September 30, 2018, which was a result of promotional efforts to clear seasonal merchandise in select international markets. Gross margins for our distributor sales were 25.2% for the nine months ended September 30, 2019 as compared to 25.7% for the nine months ended September 30, 2018.

Gross profit for our direct-to-consumer segment increased $78.2 million, or 13.4%, to $661.6 million for the nine months ended September 30, 2019 as compared to $583.4 million for the nine months ended September 30, 2018. Gross margins for our global direct-to-consumer business were 59.4% for the nine months ended September 30, 2019 as compared to 58.6% for the nine months ended September 30, 2018. Gross margins for our domestic direct-to-consumer business, which includes e-commerce, were 62.2% for the nine months ended September 30, 2019 as compared to 61.1% for the nine months ended September 30, 2018. The increase in domestic direct-to-consumer gross margins was primarily attributable to product mix. Gross margins for our international direct-to-consumer business were 54.7% and 53.6% for nine months periods ended September 30, 2019 and 2018, respectively.

Selling expenses

Selling expenses decreased by $7.4 million, or 2.6%, to $281.2 million for the nine months ended September 30, 2019 from $288.6 million for the nine months ended September 30, 2018. As a percentage of net sales, selling expenses were 7.2% and 8.1% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in selling expenses was primarily attributable to lower domestic advertising expenses.

General and administrative expenses

General and administrative expenses increased by $84.7 million, or 7.8%, to $1.166 billion for the nine months ended September 30, 2019 from $1.081 billion for the nine months ended September 30, 2018. As a percentage of sales, general and administrative expenses were 30.0% and 30.4% for the nine months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expenses was primarily attributable to $47.8 million of additional operating expenses attributable to operating 37 additional Company-owned Skechers retail stores since September 30, 2018. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products which increased $15.1 million to $206.5 million for the nine months ended September 30, 2019 from $191.4 million for the nine months ended September 30, 2018. The increase in costs was primarily due to increased sales volumes worldwide.

Other income (expense)

Interest income increased $3.2 million to $9.5 million for the nine months ended September 30, 2019 as compared to $6.3 million at September 30, 2018. The increase in interest income was due primarily due to increased interest rates and higher average cash and investment balances as compared to the prior year period. Interest expense increased $1.5 million to $5.2 million for the nine months ended September 30, 2019 compared to $3.7 million for the same period in 2018. Interest expense increased primarily due to increased interest paid to our foreign manufacturers. Other expense increased $1.7 million to $8.6 million for the nine months ended September 30, 2019 as compared to other expense of $6.9 million for the same period in 2018 primarily attributable due to foreign currency exchanges losses.

Income taxes

Income tax expense and the effective tax rate for the nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2019	2018
Income tax expense	$75,288	$45,521
Effective tax rate	17.9%	13.0%

The tax provisions for the nine months ended September 30, 2019 and 2018 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. We estimate our effective tax rate to be between 17.0% and 19.0% for the full year.  Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.6%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 24.7%.

Due to the enactment of the Tax Act in December 2017, we are subject to a tax on GILTI. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost, and therefore have included GILTI expense in our effective tax rate calculation for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, the increase in the effective tax rate was primarily due to the negative impact of $3.9 million in discrete tax expense in the nine months ended September 30, 2019 as compared to the positive impact of $13.1 million in discrete tax benefit in the nine months ended September 30, 2018.

As of September 30, 2019, we had approximately $824.0 million in cash and cash equivalents, of which $533.6 million, or 64.8%, was held outside the U.S. Of the $533.6 million held by our non-U.S. subsidiaries, approximately $247.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of September 30, 2019.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the nine months ended September 30, 2019 increased $7.2 million to $57.7 million as compared to $50.5 million for the same period in 2018 attributable to increased profitability by our joint ventures. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at September 30, 2019 was $1.521 billion, a decrease of $101.4 million from working capital of $1.622 billion at December 31, 2018. Our cash and cash equivalents at September 30, 2019 were $824.0 million, compared to $872.2 million at December 31, 2018.  The decrease in cash and cash equivalents of $48.2 million after consideration of the effect of exchange rates was primarily due to an increase of $143.3 million in accounts receivables, the purchase of the minority interest in our former India joint-venture of $82.9 million, the acquisition of an interest in our Mexico joint venture of $100.7 million and $30.0 million of share repurchases, partially offset by our net earnings of $344.8 million. Our primary sources of operating cash are collections from customers on wholesale and direct-to-consumer sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $349.3 million as compared to net cash provided by operating activities of $412.8 million for the nine months ended September 30, 2018. On a comparative year-over-year basis, the $63.5 million decrease in cash flows provided by operating activities for the nine months ended September 30, 2019 primarily resulted from an increase in cash used for inventory of $97.8 million, which was partially offset by increase in net earnings of $40.6 million.

Investing Activities

Net cash used in investing activities was $273.6 million for the nine months ended September 30, 2019 as compared to $258.3 million for the nine months ended September 30, 2018. The $15.3 million increase in net cash used in investing activities for the nine months ended September 30, 2019 as compared to the same period in the prior year was primarily the result of net cash used in the acquisition of an interest in our Mexico joint-venture of $100.7 million and increased capital expenditures of $77.4 million. Capital expenditures for the nine months ended September 30, 2019 were approximately $174.7 million, of which $41.2 million was related to the construction of our distribution center in China, $34.7 million related to retail stores worldwide, and $32.7 million to support our worldwide distribution capabilities. This increase was compared to capital expenditures of $97.3 million for the nine months ended September 30, 2018, which consisted of $37.9 million for new store openings, and remodels and $31.1 million to support our international wholesale operations. We expect our ongoing capital expenditures for the remainder of 2019 to be approximately $85.0 million to $90.0 million, which includes the construction of our China distribution center, upgrades for our domestic and European distribution centers, opening an additional 15 to 20 company-owned retail stores and several store remodels, and construction on our corporate offices. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash used in financing activities was $137.6 million during the nine months ended September 30, 2019 compared to $79.1 million in net cash used in financing activities during the nine months ended September 30, 2018. The $58.5 million increase in cash used in financing activities for the nine months ended September 30, 2019 as compared to the same period in the prior year is primarily attributable to the purchase of the minority interest in our India joint venture for $82.9 million and increased distributions to non-controlling interesting of $18.9 million, which were partially offset by decreased repurchases of Class A common stock of $28.0 million and increased net proceeds from short-term and long-term borrowings of $17.4 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. See “Issuer Purchases of Equity Securities” under Part II, Item 2 of this report for repurchases made during the three months ended September 30, 2019. As of September 30, 2019, there was $20.0 million available under the Share Repurchase Program.

Acquisitions

In the first quarter of 2019, we purchased the minority interest in our India joint-venture for $82.9 million, which made our India joint-venture entity a wholly-owned subsidiary.

In the second quarter of 2019, we purchased a 60% interest in Manhattan SKMX,S. de R.L. de C.V. (“Skechers Mexico”), for a total cash consideration of $100.7 million, net of cash acquired.  Skechers Mexico is a joint venture that operates and generates net sales in Mexico.  As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are consolidated in our condensed consolidated financial statements.  The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico.  We are in the process of completing a purchase price allocation and the finalization may result in changes in the valuation of assets acquired and liabilities assumed.  We will finalize the purchase price allocation as soon as practicable, but not to exceed one year following April 1, 2019.

Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our condensed consolidated financial statements.

Financing Arrangements

On June 30, 2015, we entered into a $250.0 million loan and security agreement, subject to increase by up to $100.0 million (the “2015 Credit Agreement”), with the following lenders: Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association. The 2015 Credit Agreement matures on June 30, 2020. The 2015 Credit Agreement permits us and certain of our subsidiaries to borrow based on a percentage of eligible accounts receivable plus the sum of (a) the lesser of (i) a percentage of eligible inventory to be sold at wholesale and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at wholesale, plus (b) the lesser of (i) a percentage of the value of eligible inventory to be sold at retail and (ii) a percentage of net orderly liquidation value of eligible inventory to be sold at retail, plus (c) the lesser of (i) a percentage of the value of eligible in-transit inventory and (ii) a percentage of the net orderly liquidation value of eligible in-transit inventory. Borrowings bear interest at our election based on (a) LIBOR or (b) the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5% and (iii) LIBOR for a 30-day period plus 1.0%, in each case, plus an applicable margin based on the average daily principal balance of revolving loans available under the 2015 Credit Agreement. We pay a monthly unused line of credit fee of 0.25%, payable on the first day of each month in arrears, which is based on the average daily principal balance of outstanding revolving loans and undrawn amounts of letters of credit outstanding during such month. The 2015 Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $100.0 million. The 2015 Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2015 Credit Agreement also requires compliance with a minimum fixed-charge coverage ratio if availability drops below 10% of the Revolver Commitments (as such terms are defined in the 2015 Credit Agreement) until the date when no event of default has existed and Availability has been over 10% for 30 consecutive days. We paid closing and arrangement fees of $1.1 million on this facility, which are being amortized to interest expense over the five-year life of the facility. As of September 30, 2019, there was $0.3 million outstanding under the 2015 Credit Agreement, which is classified as short-term borrowings in our condensed consolidated balance sheets. The remaining balance in short-term borrowings, as of September 30, 2019, is related to our international operations.

On October 24, 2018, through our Chinese joint venture, we entered into a $17.5 million loan agreement with The Hongkong and Shanghai Banking Corporation Limited (the “China Loan Agreement”).  The China Loan Agreement allows for partial drawdown.  Interest will be paid at one, two or three months, depending on the period of the drawdown.  The interest rate will be based upon the London Interbank Offered Rate (“LIBOR”) plus 1.2% per annum.  As specified in the China Loan Agreement, the principal of the loan will be repayable by fifteen equal quarterly installments of $0.4 million, commencing fifteen months after drawdown plus a final installment of $10.9 million.  The loan has a term of 5 years.  The China Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type. The obligations of our Chinese joint venture under the China Loan Agreement are jointly and severally guaranteed by the Company and Luen Thai Enterprises Ltd.  There was $2.6 million outstanding in current installments of long-term borrowings as of September 30, 2019.

On October 19, 2018, through a subsidiary of our Chinese joint venture (the “TC Subsidiary”), we entered into a 50 million yuan revolving loan agreement with China Construction Bank Corporation (the “China DC Revolving Loan Agreement”).  The proceeds from the China DC Revolving Loan Agreement will be used to finance the construction and operation of our distribution center in China.  Interest will be paid quarterly.  The interest rate will be based upon the prime rate from the People’s Bank of China less a discount. As specified in the China DC Revolving Loan Agreement, the entire principal balance of the loan will be repaid when the China DC Revolving Loan Agreement matures on October 18, 2020.  The TC Subsidiary has the option to extend the China DC Revolving Agreement, conditioned upon the satisfaction of certain terms. The China DC Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that will limit the ability of the TC Subsidiary, to among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Revolving Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The obligations of the TC Subsidiary under the China DC Revolving Loan Agreement are jointly and severally guaranteed by our Chinese joint-venture. There was no amount outstanding as of September 30, 2019.

On September 29, 2018, through the TC Subsidiary, we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (the “China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of our distribution center in China.  Interest is paid quarterly. The interest rate was 4.28% at September 30, 2019, which floats and is calculated from a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.  As of September 30, 2019, there was $33.9 million outstanding under this credit facility, which is classified as long-term borrowings in our condensed consolidated balance sheets.

On September 20, 2018, through two subsidiaries of our Chinese joint venture (the “SGZ and SSH Subsidiaries”), we entered into a 125 million yuan revolving loan agreement with HSBC Bank (China) Company Limited, Guangzhou Branch (the “Revolving Loan Agreement”).  The Revolving Loan Agreement is comprised of two tranches: a 125 million yuan revolving loan facility and a 15 million yuan non-financial bank guarantee facility.  The proceeds from the Revolving Loan Agreement will be used to finance the SGZ and SSH Subsidiaries’ working capital requirements.  Interest will be paid at one, two or three months, depending on the term of each loan.  The interest rate will be equal to 100% of the applicable People’s Bank of China (PBOC) Benchmark Lending Rate, provided that if the PBOC Benchmark Lending Rate changes during the term of a loan, the applicable interest rate for that loan will not change until the next rollover date of that loan (if any).  The Revolving Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets and issue debt with priority over the Revolving Loan Agreement.  The term of each loan will be one, three or six months or such other period as agreed by the lender.  The term of a loan, including any extension or rollover, shall not exceed twelve months.  The obligations of the SGZ and SSH Subsidiaries under the Revolving Loan Agreement are guaranteed by the Company, Luen Thai Enterprises Ltd., Skechers Guangzhou Co., Ltd and Skechers Trading (Shanghai) Co Ltd.  There was no amount outstanding as of September 30, 2019.

On April 30, 2010, HF Logistics-SKX,LLC (the “JV”), through HF Logistics-SKX T1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the JV (“HF-T1”), entered into a construction loan agreement with Bank of America, N.A., as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the "Construction Loan Agreement"), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the Project on the Property (the "Original Loan"). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the "Modification"), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.  On August 11, 2015, the JV through HF-T1 entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the "Amended Loan Agreement"), which amends and restates in its entirety the Construction Loan Agreement and the Modification.

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the “New Loan”). The New Loan was used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA Master Agreement (together with the schedule related thereto, the "Swap Agreement") to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the "Interest Rate Swap") with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our condensed consolidated statements of equity within non-controlling interests. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the 2015 Credit Agreement. We had $64.1 million outstanding under the Amended Loan Agreement, of which $64.1 million is included in current installments of long-term borrowings as of September 30, 2019.

As of September 30, 2019, outstanding short-term and long-term borrowings were $122.7 million, of which $64.1 million relates to a loan for our domestic distribution center and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreements, existing cash and investment balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through October 31, 2020.  Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, available borrowings under our China DC Loan Agreement, the costs of upgrading our domestic and European distribution centers, the amount and timing of share repurchases, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, and any potential acquisitions of other brands or companies. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2019 except for the adoption of ASC 842 Leases on January 1, 2019.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2018 and the first nine months of 2019, exchange rate fluctuations did not have a material impact on our net sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of September 30, 2019, we have $16.3 million and $100.5 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $0.3 million for the quarter ended September 30, 2019. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2019. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest, our domestic distribution center loan is based on the one month LIBOR, and our China DC Loan and China DC Revolving Loan are based on variable-rates provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of September 30, 2019 to hedge the cash flows on our $64.1 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $64.1 million at September 30, 2019. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $65.9 million and a cumulative foreign currency translation loss of $15.4 million for the nine months ended September 30, 2019 and 2018, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2019 would have reduced the values of our net investments by approximately $47.1 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against our Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his Initial Determination finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued its Final Determination affirming that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe Converse’s Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed the Commission's invalidity decisions to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe.  On June 26, 2017, we filed our responsive brief, on February 8, 2018, the court heard oral argument, and on June 7, 2018, the Court requested supplemental briefing on certain issues. On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated portions of the ITC’s ruling and remanded the matter back to the ITC for further proceedings. Although Converse did not appeal the Commission's non-infringement findings for Skechers Twinkle Toes and Bobs Utopia shoes in the Federal Circuit, Converse asked the Commission to reconsider its previous non-infringement findings on remand. On October 9, 2019, the ITC judge issued his Remand Initial Determination finding that Converse did not have any rights in the subject intellectual property as to Skechers, and that Skechers Twinkle Toes, Bob’s Utopia and Hydee Hytop did not infringe Converse’s intellectual property but the discontinued Daddy'$ Money would infringe, but only if Converse had rights in the subject intellectual property as to Skechers (which the ITC judge found that Skechers did not). On October 22, 2019, the parties filed petitions seeking review of the Remand Initial Determination. Converse did not, however, seek review of the finding in the Remand Initial Determination that Skechers Twinkle Toes and Bob’s Utopia do not infringe. The parties expect a Final Determination by the full ITC by January 9, 2020. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against our Company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the Patent Trial and Appeal Board denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight design patents that Nike is asserting. In July 2017, we were notified that the PTAB instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our Company in those proceedings.  On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing. On March 28, 2019, the Court issued an order declining to issue a claim construction at this stage of the proceedings, but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage. The parties have now completed discovery and have filed summary judgement motions. Nike has also withdrawn its claim for treble or enhanced damages. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On September 30, 2019, Nike filed an action against our Company in the United States District Court for the Central District of California, Case No. 2:19-cv-08418, alleging that certain Skechers’ Skech-Air shoe designs infringe the claims of twelve design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. The case is in the early pleading stages. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On October 28, 2019, Nike filed an action against our Company in the United States District Court for the Central District of California, Case No. 2:19-cv-09230, alleging that certain Skechers’ shoe designs (Skech-Air Jumpin’ Dots and Skecher-Air Mega) infringe the claims of two utility patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. The case is in the early pleading stages. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg, and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our Company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  On April 4, 2018, the plaintiffs filed an amended and consolidated complaint and on July 24, 2018, plaintiffs filed a second amended and consolidated complaint.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees, and equitable relief based on two counts for alleged violations of federal securities laws. On November 21, 2018, we filed a motion to dismiss the complaint. On January 10, 2019, plaintiffs filed an opposition and on February 11, 2019, we filed a reply. On September 23, 2019, the court granted our motion to dismiss without leave to amend and on October 22, 2019, the plaintiffs appealed it to the United States Court of Appeals for the Second Circuit. Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position. We believe we have meritorious defenses and intend to defend this matter vigorously.

In Re Skechers Securities Litigation (formerly Laborers Local 235 Benefit Fund v. Skechers USA, Inc. Robert Greenberg, David Weinberg, and John Vandemore) – On September 4, 2018, Laborers Local 235 Benefit Fund filed a securities class action on behalf of itself and purportedly on behalf of other shareholders who purchased the Company’s stock between October 20, 2017, and July 19, 2018 (the “Class Period”), against our Company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:18-cv-8039.  The complaint alleges that throughout the Class Period we made materially false statements or omissions of material fact regarding our sales growth and controlling expenses and asserts claims for unspecified damages and attorneys’ fees.  Beginning October 17, 2018, copycat cases were filed and on January 22, 2019, a consolidated amended class action complaint was filed as In Re Skechers Securities Litigation.  On May 13, 2019, we filed a motion dismiss the complaint. On June 27, 2019, plaintiffs filed an opposition, and on July 29, 2019, we filed a reply. There is no hearing date set. We believe we have meritorious defenses and intend to defend these matters vigorously. Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of these legal proceedings or whether an adverse result in these cases would have a material adverse impact on our operations or financial position.

Police & Fire Ret. Sys. of the City of Detroit, et al. v. Greenberg, et al. – On July 26, 2019, our Company and most of the Board of Directors were sued by several shareholders on behalf of our Company in a derivative action in the Court of Chancery of the State of Delaware, Case No. 2019-0578. The complaint alleges breach of fiduciary duty and waste of corporate assets in connection with the grant of compensation to certain officers. On October 8, 2019, we filed a motion dismiss the complaint, which is not fully briefed. We believe we have meritorious defenses and intend to defend this matter vigorously. Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

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

Ealeen Wilk v. Skechers U.S.A., Inc. – On September 10, 2018, Ealeen Wilk filed a putative collective action lawsuit against our Company in the United States District Court for the Central District of California, Case No. 5:18-cv-01921, alleging violations of the California Labor Code, including unpaid overtime, unpaid wages due upon termination and unfair business practices. The complaint seeks actual, compensatory, special and general damages; penalties and liquidated damages; restitutionary and injunctive relief; attorneys’ fees and costs; and interest as permitted by law.  On July 5, 2019, the court granted, in part, plaintiff’s motion for conditional certification of a Fair Labor Standards Act (FLSA) collective action.  On July 22, 2019, the parties submitted to the court an agreed upon notice to be sent to members of the collective. Mediation is scheduled for January 27, 2020. The parties are delaying the mailing of the Belaire West privacy opt out notice until after mediation. The parties have agreed to an informal stay of discovery until after mediation and have stipulated to continue all relevant discovery and motion deadlines accordingly. The deadline for the Court to hear a motion for class certification and/or summary judgment is April 6, 2020. Trial is set for June 16, 2020. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Jose Zavala Guzman v. Team One Employment Specialists, Skechers USA, Inc. et. al. – On April 2, 2019, Jose Guzman, a Team One employee, filed a class action lawsuit against Team One and our Company in the Superior Court of California, County of Los Angeles County, Case No. 19STCV11006. The complaint alleges various wage and hour violations, and seeks compensatory damages, liquidated damages, penalties, interest and restitution. This complaint was followed by a Private Attorney General’s Act Notice, specifying the same allegations raised in the complaint. This matter was tendered to our insurance carrier, and we are currently investigating the allegations. Co-defendant Team-One has filed a motion to compel arbitration, which our Company has joined in.  The hearing is set for January 30, 2020 and the matter is otherwise stayed until then. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

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

Changes to Trade Policy, including New Tariffs Imposed By The United States Government, Could Have A Material Adverse Effect On Our Results Of Operations.

Changes in social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries from which we import our products, or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. The United States government has placed or proposed additional tariffs on certain goods imported from China and may enact new tariffs on additional goods imported from China, including footwear and other products that we import. China had imposed tariffs on a wide range of American products in retaliation and responded to the new proposed tariff by, among other things, adjusting the value of its currency. China and the United States have made progress and are in discussions to finalize a trade agreement, however there is no guarantee that any agreement between the countries will be reached. China could impose additional tariffs or take other actions if the countries are unable to come to an agreement. The majority of our products that we sell in the United States are manufactured in China. The United States government has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the United States-Mexico-Canada Agreement (the “USMCA”), which still needs to be ratified. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. If the United States government does not reach a trade agreement with China or replaces NAFTA with USMCA, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recent policy changes will impact our business, the imposition of tariffs on footwear, apparel or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on footwear imported from China could have a material adverse effect on our business and results of operations.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2019 and 2018, our net sales to our five largest customers accounted for approximately 9.7% and 10.5% of total net sales, respectively. No one customer accounted for more than 10.0% of outstanding accounts receivable balance at September 30, 2019 or December 31, 2018. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2019 and 2018, the top five manufacturers of our manufactured products produced approximately 41.0% and 41.9% of our total purchases, respectively. One manufacturer accounted for 15.8% of total purchases for the nine months ended September 30, 2019 and the same manufacturer accounted for 11.3% of total purchases for the same period in 2018. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

As of September 30, 2019, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 80.6% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 9.3% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 32.0% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2019, Mr. Greenberg beneficially owned 36.8% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 43.1% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 20.2% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our Company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Issuer Purchases of Equity Securities

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended September 30, 2019.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Share Repurchase Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program
July 31, 2019	—	$—	—	—	$20,003,000
August 31, 2019	1,987	$34.17	1,987	—	$20,003,000
September 30, 2019	2,834	$33.19	2,834	—	$20,003,000
Total	4,821	$33.59	4,821	—	$20,003,000

(1)

The Company repurchased 4,821 shares from certain employees to facilitate income tax withholding payments pertaining to restricted stock awards that vested during the three months ended September 30, 2019. Such shares were not repurchased pursuant to a publicly announced plan or program.

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended September 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: November 8, 2019	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer