Form 10-K
period 2019-12-31
SKECHERS USA INC
filed 2020-02-28
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14429

SKECHERS U.S.A., INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4376145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Manhattan Beach Blvd.,

Manhattan Beach, California 90266

(310) 318-3100

(Address, including zip code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.001 per share	SKX	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2019, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the registrant was approximately $4.2 billion based upon the closing price of $31.49 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 17, 2020: 134,497,828.

The number of shares of Class B Common Stock outstanding as of February 17, 2020: 22,407,803.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2020 Annual Meeting of the Stockholders of the registrant are incorporated by reference into Part III.

Skechers U.S.A., INC. and subsidiaries

table of contents TO ANNUAL REPORT ON form 10-k

for the year ended DECEMBER 31, 2019

This annual report includes our trademarks including Skechers®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, Skechers GOgolf®, Skechers GOtrain®, Skechers on-the-GO®, ®, ®, ®,, Skechers Cali®, Skecher Street®, Skechers USA®, Skechers Active™, Skechers Sport Active™, Skechers Work™, Mark Nason®, D’Lites®, DLT-A®, BOBS®, Energy Lights®, Skech-Air®, Twinkle Toes®, Z-Strap®, Mega-Flex®, Luminators®, Heart Lights™, Relaxed Fit®, Arch Fit™, Ultra GO®, Hyper Burst®, Skechers Memory Foam™, and Air-cooled Memory Foam®, each of which is our property. This report contains additional trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

SPECIAL NOTE ON Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements with regards to future revenue, projected 2020 operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our company’s future performance. Factors that might cause or contribute to such differences include:

•	the recent coronavirus outbreak and its adverse impact on our operations in China and our business, sales and results of operations around the world;
•	global economic, political and market conditions, including the challenging consumer retail market in the United States;
•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•	our ability to sustain, manage and forecast our costs and proper inventory levels;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
•

our ability to continue to manufacture and ship our products that are sourced in China and Vietnam, which could be adversely affected by various economic, political, health or trade conditions, or a natural disaster in China or Vietnam;

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

We were incorporated in California in 1992 and reincorporated in Delaware in 1999. Throughout this annual report, we refer to Skechers U.S.A., Inc., a Delaware corporation, its consolidated subsidiaries and certain variable interest entities (“VIEs”) of which it is the primary beneficiary, as “we,” “us,” “our,” “our company” and “Skechers” unless otherwise indicated. Reference in this annual report to “Sales” refers to Skechers’ net sales reported under generally accepted accounting principles in the United States. Our internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our corporate website, www.investors.skechers.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing such filings at www.investors.skechers.com or at the SEC’s website at www.sec.gov.

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under the Skechers Performance brand name. We also design and market men’s and women’s Skechers branded lifestyle apparel, and license the Skechers brand to others for accessories, leather goods, eyewear and scrub manufacturers, among others. Skechers footwear reflects a combination of innovation, style, comfort, quality and value that appeals to a broad range of consumers. Our product offering is sold through department and specialty stores, athletic and independent retailers, boutiques and internet retailers. In addition to wholesale distribution, our footwear is available on our direct-to-consumer websites and our own retail stores. As of February 1, 2020, we owned and operated 107 concept stores, 171 factory outlet stores and 219 warehouse outlet stores in the United States, and 199 concept stores, 93 factory outlet stores, and 10 warehouse outlet stores internationally. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our diversified product lines, innovative advertising and diversified distribution channels.

We seek to offer consumers a vast array of footwear that satisfies their active, casual, dress casual and athletic footwear needs. Our core consumers are style-conscious men and women attracted to our relevant brand image, fashion-forward designs, affordable and comfortable product, as well as athletes and fitness enthusiasts attracted to our performance footwear. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic. Further, we offer children a unique collection of footwear designed just for them, including those with innovative light technology.

We believe that brand recognition is an important element for success in the footwear business. We have aggressively marketed our brands through comprehensive marketing campaigns for men, women and children. During 2019, the Skechers brand was supported by print, television, digital, radio and outdoor campaigns targeted to men and women, boys and girls; marathons and other athletic events for Skechers Performance; and grass roots and donation events for BOBS from Skechers divisions. To further drive recognition, we have enlisted numerous celebrities, former and current athletes, and influencers to appear in our campaigns, including globally-known recording artist Camila Cabello; sports legends Clayton Kershaw, Sugar Ray Leonard, Howie Long, Tony Romo, and David Ortiz; and television personality and actress Brooke Burke. For the Skechers Performance Division, we also had the following athletes appear in our marketing campaigns: professional golfers Matt Kuchar, Brooke Henderson, Russell Knox, Wesley Bryan, Billy Andrade, and Colin Montgomerie; triathlete Lionel Sanders; plus, elite runners Meb Keflezighi, Weldon Kirui and Edward Cheserek.

Since 1992, when we introduced our first line, Skechers USA Sport Utility Footwear, we have expanded our product offering and grown our sales while substantially increasing the breadth and penetration of our account base. Our men’s, women’s and children’s product lines benefit from the Skechers reputation for styling, quality, comfort, innovation and affordability. Our performance lines benefit from our marketing, product development, technology, and feedback from athletes and wear testers. To promote innovation and brand relevance, we manage our product lines through separate dedicated sales and design teams. Our product lines share back office services in order to limit our operating expenses and fully utilize our management’s vast experience in the footwear industry.

SKECHERS LINES

We offer a wide array of Skechers-branded footwear lines for men, women and children, many of which have categories that have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support, and are generally sold through department stores, footwear specialty stores, athletic retailers, Skechers retail stores as well as www.skechers.com and numerous online accounts. Management evaluates segment performance based primarily on sales and gross margins; however, sales and costs are not allocated to specific product lines.

In addition, Skechers designs and markets a collection of lifestyles apparel for men, women and kids. The collection features the same Skechers characteristics that consumers around the world have come to expect from the brand—comfort, style, innovation and quality at a value. The activewear garments are designed to directly coordinate with the brand’s footwear initiatives. The Skechers apparel collection is sold at Skechers retail stores, to our domestic wholesale accounts and select international partners.

Lifestyle Brands

Skechers USA. Our Skechers USA category for men and women includes: (i) Dress Casuals and Modern Comfort, (ii) Casuals, (iii) Casual Athletic, and (iv) seasonal sandals and boots. Styles are available in several fits, including Classic Fit, Relaxed Fit, Wide Fit and Extra Wide.

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

Skechers Sport. Our Skechers Sport footwear collection for men and women includes: (i) lightweight sport athletic lifestyle products, (ii) classic athletic-inspired styles, (iii) sport sandals and booties, and (iv) retro and fashion. Many Skechers Sport styles are enhanced with comfort features such as Skechers Air-Cooled Memory Foam™ insoles, lightweight designs, flexible outsoles and soft uppers such as bio-engineered mesh, soft knit fabrics and stretchable woven materials. Known for bright, multi-colored and solid basic-colored uppers, Skechers Sport is distinguished by its technical performance-inspired looks; however, we generally do not promote the technical performance features of these shoes. Styles are available in several fits including Classic Fit, Relaxed Fit, Arch Fit, Wide Fit and Extra Wide.

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

•

Retro and fashion styles feature throwback fashionable profiles with sport-inspired features and trend-right silhouettes. At the forefront is the Skechers Energy and the Skechers D’Lites® collection with iconic Skechers sneaker looks updated with contemporary Skechers Air-Cooled Memory Foam insoles for total comfort. Collaborations of our fashion collections with popular character brands like Line Friends and BT21 as well as specialized retailers generates buzz while exposing the brand to new demographics. Additionally, the Skechers Premium Heritage Limited Edition collection has featured five-packs of luxe Skechers Energy and Skechers D’Lites® styles crafted with high-end materials and on-trend embellishments available in select markets.

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

Skechers Cali. This collection typifies the California lifestyle with beach-inspired colors, vivid prints and funky accents. This line of hot summer-styled looks features an eclectic collection of flip flops, sandals, and wedges all perfect for young women everywhere who love the sun.

Skecher Street™. A bold urban street-inspired sneaker collection for millennials and young women, Skecher Street™ delivers sneakers, platforms and fashion trainers with premium metallic finishes, sophisticated takes on glimmer embellishments and playful embroidered pairs with star and graphic treatments. Skecher Street™ styles pair the latest trends with comfort features including Air Cooled Memory Foam insoles, the brand’s patented Rise Fit technology and contoured barefoot liners.

BOBS from Skechers. The core of the BOBS from Skechers line is its vast assortment of colorful, playful and classic espadrilles. The line now also includes vulcanized and sport looks, sandals and comfortable faux fur styles for home. Many styles also feature Skechers Memory Foam.

•

The BOBS classic espadrille collection is designed in basic colors with canvas, tweed, crochet and boiled wool uppers, suede and patterned fabrics. It includes BOBS for Dogs’ and BOBS for Cats’ animated animal and mosaic styles, as well as looks featuring legendary characters like Garfield, Scooby Doo and Felix the Cat.

•

BOBS vulcanized, sport and sandal styles have a very youthful and California lifestyle appeal. Designed with canvas uppers and jersey fabrics, the line features classic retro designs, fresh colors and materials.

•	BOBS faux fur styles are available in classic, patterned and mosaic animal designs with Skechers Memory Foam insoles and outsoles suitable for home and the outdoors.

For each pair of specially packaged BOBS from Skechers footwear, select apparel items and pet accessories sold in the United States in 2019, twenty-five cents was donated to Petco Foundation to help save the lives of dogs and cats in America’s shelters –Donations for this program totaled more than $1.5 million which helped more than 371,000 shelter pets in the United States, of which more than 348,000 were saved through pet adoptions. Since BOBS launched its mission to help shelter animals in 2015, the brand has raised over $5.0 million and helped more than 954,000 animals, including more than 588,000 animals have been saved to date.

Skechers also continues to donate new shoes to children in need through the BOBS program. Since 2011, more than 15.2 million pairs of new kids’ shoes have been donated, including approximately 289,000 pairs in 2019.  The charitable shoes are primarily donated to charity partner Soles4Souls, which then donates the shoes to various reputable charity organizations in the United States and around the world.

Mark Nason. Inspired by classic rock and roll and its trends, the Mark Nason collection originally started with Italian crafted exotic offerings of boots and accessories. The high-end collection has evolved into Mark Nason Los Angeles, an expanded offering of dress, casual and active styles for style-conscious men, with many featuring Premium Relaxed Fit construction and Memory Foam Lux insoles for enhanced comfort.

Performance Brands

Skechers Performance. Skechers Performance is a collection of technical footwear designed with a focus on a specific activity to maximize performance and promote natural motion. Developed by the Skechers Performance Division, the footwear utilizes the latest advancements in materials and innovative design, including ultra-lightweight Resalyte or the latest Hyper Burst midsole compounds for comfort and an outsole that delivers responsive feedback.

•

Skechers GOrun. Skechers GOrun is a collection of lightweight, flexible running shoes that feature a midfoot strike design for efficient running and was recognized with 12 editorial awards in 2019. Skechers Max Cushioning offers maximized Ultra GO cushioning for extreme comfort. Skechers GOrun Forza offers extra stability on long runs. The Skechers GOmeb collection includes the high-performance racing and training shoes worn by elite marathon runner Meb Keflezighi. Select styles in the latest generation of running products feature an innovative Hyper Burst midsole foam. These flagship lines, as well as other Skechers GOrun products, are marketed to serious runners and recreational runners alike, and are available in running stores as well as other retailers. Special limited-edition collections of key running styles are released to commemorate major marathon events in cities like New York, Houston and Los Angeles.

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

•

Skechers GO GOLF. Skechers GO GOLF is designed for the golf course and offers a zero heel drop design, which keeps feet in a neutral position that is low to the ground to promote a solid foundation while playing golf. A grip outsole helps with traction control and 5GEN cushioning delivers comfort. Styles in the Skechers GO GOLF Pro line, worn by PGA golfers Matt Kuchar, Brooke Henderson and a roster of other golf pros, also offers H2GO Shield waterproof protection and features replaceable soft spikes on the outsole.

Skechers Kids

The Skechers Kids line includes: (i) Skechers Kids, which is a range of infants’, toddlers’, boys’ and girls’ boots, shoes, high-tops, sneakers and sandals, (ii) Skechers’ athletic-inspired sneakers with Memory Foam, (iii) Twinkle Toes, (iv) character supported collections, (v) Lighted footwear, and (vi) the Shaq by Skechers basketball collection.

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

•

Skechers’ athletic-inspired collection includes Memory Foam sneakers designed with many of the same meshes, knits and weaves as our adult styles, such as Skechers Sport in bright colors and patterns, Skechers GOrun and Skech-Air athletic sneakers, which have a unique visible air-cushioned outsole and a gel-infused memory foam insole. The collection is designed to offer the latest comfort innovations and appeal both to younger kids as well as tweens transitioning to adult shoes.

•

Twinkle Toes by Skechers is a line of girls’ sneakers and boots that feature bejeweled toe caps and brightly designed uppers. Some styles also include lights. The product line is marketed with the character Twinkle Toes. Flip Kicks offer a reversable fun sequin design on the side.

•

Along with Twinkle Toes, we market several of our collections with characters that resonate with younger consumers. Skechers Super Z-Strap is a line of athletic-styled sneakers with an easy “z”-shaped closure system marketed with the character Z-Strap; Mega Flex is a line of athletic sneakers with heel springs or articulated blades for boys based on a robot character; and Mega Craft offer a fun, block-like design inspired by video games.

•

Skechers’ lighted footwear collection for boys and girls includes multiple categories. S-Lights and Heart Lights styles combine patterns of lights on the outsoles and sides of the shoes, while Energy Lights and Ice Lights feature a rechargeable lighted outsole that can be set to a variety of colors and light patterns. Luminators feature an innovative illuminated mesh fabric upper for a bolder look.

•	Shaq by Skechers is a collection of court-ready kids’ basketball shoes developed in collaboration with basketball legend Shaquille O’Neal.

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

Skechers Work

Skechers Work offers a complete line of men’s and women’s casuals such as field boots, hikers and athletic shoes, many of which may also include Skechers Memory Foam™. The Skechers Work line includes athletic-inspired, casual safety toe and non-slip safety toe categories that may feature lightweight aluminum safety toe, electrical hazard and slip-resistant technologies, as well as breathable, seam-sealed waterproof membranes. Designed for men and women working in jobs with certain safety requirements, these durable styles are constructed on high-abrasion, long-wearing soles, and feature breathable lining, oil- and abrasion-resistant outsoles offering all-day comfort and prolonged durability. The Skechers Work line incorporates design elements from other Skechers men’s and women’s lines. The uppers are comprised of high-quality leather, nubuck, trubuck and durabuck. Our safety toe athletic sneakers, boots, hikers and casuals are ideal for environments requiring safety footwear, and offer comfort and safety in dry or wet conditions. Our slip-resistant boots, hikers, athletics, casuals, clogs and comfortable sneakers are ideal for the service industry. The Skechers Healthcare Pro SR Series offers slip and stain resistant footwear with air-cooled memory foam in a wide range of colors for medical professionals.  Our safety toe products have been independently tested and certified to meet ASTM standards, and our slip-resistant soles have been tested pursuant to the Mark II testing method for slip-resistance. Skechers Work is typically sold through department stores, athletic footwear retailers and specialty shoe stores, and is marketed directly to consumers through business-to-business channels.

PRODUCT DESIGN AND DEVELOPMENT

Our principal goal in product design is to develop innovative, comfortable, stylish, quality footwear at a reasonable price for the entire family. Our footwear is designed for active lifestyles and consumers needing comfort in their footwear from fashionable 18- to 34-year-olds, to a broader base of 5- to 50-year-olds, and even an exclusive selection for infants and toddlers. Designed by the Skechers Performance Division, our performance products are for professional and recreational athletes who want a technical shoe that performs under the demands of competition.

We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest fashion trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers in various ways, including reviewing and analyzing pop culture, clothing, and trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and direct-to-consumer customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brands’ images.

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

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. We source product for styles that account for a significant percentage of our sales from at least five different manufacturers. During 2019, five of our contract manufacturers accounted for approximately 40.6% of total purchases. One manufacturer accounted for 16.0%, and another accounted for 7.3% of our total purchases. To date, we have not experienced difficulty in obtaining manufacturing services or with the availability of raw materials.

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

We closely monitor sales activity after initial introduction of a product in our concept stores and on-line to determine whether there is substantial demand for a style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings, while less popular styles can be discontinued after a limited production run. We believe that sales in our concept stores can also help forecast sales in national retail stores, and we share this sales information with our wholesale customers. Sales, merchandising, production and allocations management analyze historical and current sales, and market data from our wholesale account base and our own retail stores to develop an internal product quantity forecast that allows us to better manage our future production and inventory levels. For those styles with high sell-through percentages, we maintain an in-stock position to minimize the time necessary to fill customer orders by placing orders with our manufacturers prior to the time we receive customers’ orders for such footwear.

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture, through initial production runs, to final manufacture. Monitoring of all production is performed in the United States by our in-house production department and in Asia through a 355-person staff working from our offices in China and Vietnam. We believe that our Asian presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to certify that neither convicted, forced nor indentured labor (as defined under U.S. law), nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation will be paid according to local law, and that the factory is in compliance with local safety regulations. We are committed to humane conditions for every individual who produces our product from beginning to end. We partner with factories that ensure humane conditions for their employees and we engage in routine auditing and monitoring procedures to ensure that those who contribute to our product are treated with the civility and respect they deserve.

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

Sustainability. We have worked to make our packaging more sustainable for the more-than-189 million pairs of Skechers that consumers purchase every year. Since 2016, we’ve reduced our products’ packaging plastics by 85% down to 10% of our foot forms, and have made all remaining plastics completely recyclable. Many facilities can now recycle 94% of Skechers-branded shoeboxes, and all of our foot forms and tissue paper packaging is now also recyclable and printed with soy-or water-based ink. We are proud to have 99% of our shoes packaged in shoeboxes that meet the FSC® standard for responsible resources – and we are continually looking out for new ways to improve with green materials, regular assessments, and assurance that our items are FSC-certified, recycled or ethically harvested.

ADVERTISING AND MARKETING

With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. Our marketing plan has an omni-channel approach as we utilize print, outdoor, television, radio, and digital, along with public relations, influencers and social media, promotions, events and in-store. In addition, we utilize celebrity endorsers in some of our advertisements. We also believe our websites and trade shows are effective marketing tools to both consumers and wholesale accounts. We have historically budgeted advertising as a percentage of projected sales.

The majority of our advertising is conceptualized by our in-house design team; however, some campaigns are designed in select international markets to reflect local culture. We believe that our advertising strategies, methods and creative campaigns are directly related to our success. We generally seek to build and drive brand awareness, create purchase intent and inform the consumer about new innovations and lines. Our campaigns are designed to provide merchandise flexibility and to facilitate the brand’s direction.

Brand Ambassadors. To further build brand awareness and influence consumer spending, we have selectively signed endorsement agreements with celebrities whom we believe will reach new markets. In 2019, our Skechers lifestyle endorsees included Camila Cabello and David Ortiz, as well as Brooke Burke, Sugar Ray Leonard, Howie Long, and Tony Romo. Additionally, we announced an agreement with Dodgers pitcher Clayton Kershaw to appear in marketing campaigns beginning in 2020, as well as to collaborate on performance training shoes and custom cleats for him to wear on the mound. Our 2019 Skechers Performance Division endorsees included elite runners Meb Kelfezighi, Weldon Kirui, Lionel Sanders and Edward Cheserek, and professional golfers Matt Kuchar, Brooke Henderson, Billy Andrade, Russell Knox, Wesley Bryan and Colin Montgomerie. Additionally, several international markets signed local ambassadors for marketing campaigns. Along with these global ambassadors, we also had local or regional ambassadors including pop groups for numerous countries in Asia. From time to time, we may sign other celebrities to endorse our brand name and image in order to strategically market our products among specific consumer groups in the future.

Print. With a targeted approach, our print ads appear in specialized sport, popular fashion, lifestyle and pop culture publications in the United States and around the world.

Television. Our television commercials are produced both in-house and through producers that we have utilized in the past who are familiar with our brands. In 2019, we developed commercials for men, women and children for our Skechers brands, including our animated spots for kids, as well as live action commercials. We also had commercials for our golf collection lines that featured our elite golfers, and for our lifestyle lines that feature our team of ambassadors. We have found these to be cost-effective ways to advertise on key national and cable programming during high-selling seasons. Many of our television commercials are translated into multiple languages and aired in numerous markets around the world. Further, select markets have also created television commercials specific to their market with local celebrities.

Outdoor. To reach consumers where they shop and in high-traffic areas as they travel to and from work, at times we execute outdoor campaigns that may include mall and telephone kiosks, billboards, transportation systems and airports, and the covering of large stadiums and buildings around the world. In many markets these now include LED billboards that broadcast our commercials. In addition, we advertised on perimeter boards at soccer matches and professional sporting events in Japan, Europe, Latin America and Canada. We believe these mediums are an effective and efficient way to target specific consumers.

Public Relations. Our public relations objectives are to accurately position Skechers as a leading footwear brand within the business, general news and trade publications as well as to secure product placement in key magazines and television shows. We have been featured in leading business publications with interviews of our executives discussing our business strategy and position within the footwear market. We have amassed an array of prominent product placements in leading fashion, lifestyle, sports and pop culture magazines and websites.

Social Media. With the goal of engaging with consumers, showcasing our product in relatable settings and relaying the latest news, we have built communities on Facebook, Twitter, Instagram, and YouTube in the United States and in countries around the world where our product is sold. To promote both our lifestyle and performance brands, we have developed several unique channels under Skechers, Skechers Performance, BOBS from Skechers and Mark Nason Los Angeles. The online communities also connect consumers around the world, allowing an easy glimpse into trends and events in other countries. Additionally, many countries also utilize platforms specific to their market, such as Line in Japan and Weibo in China. We have also placed our footwear on the feet of trend-setting influencers, celebrities and their families, sharing this content across our channels.

Promotions and Events. By applying creative sales techniques via a broad spectrum of media, our marketing team seeks to build brand recognition and drive traffic to Skechers retail stores, websites and our retail partners’ locations. Skechers’ promotional strategies have encompassed in-store specials, charity events, product tie-ins and giveaways and collaborations with national retailers and radio stations. In 2019, we appeared at walks and at numerous marathons in Boston, New York, Santiago, Mumbai, Shanghai, and other cities with Skechers Performance branded booths to allow runners the ability to try on and often buy our products. In 2019, the Skechers Performance Division was the title sponsor of the Skechers Performance Los Angeles Marathon, footwear and apparel sponsor for the Houston Marathon, and footwear sponsor for Ironman Pucon in Chile. Additionally, for golf, Skechers was footwear sponsor for the Charles Schwab Cup PGA Championship in the United States, sponsored the Solheim Cup European team and collaborated on an exclusive style for the Evian Championship in France. These were among the many Skechers-sponsored events worldwide. Our products were made available to consumers directly or through key accounts at many of these events. In addition, we partnered with key accounts by donating BOBS footwear to children in need at donation events in cities throughout the United States, which built our relationships with these accounts as well as the local communities. As part of our BOBS for Dogs charity program we also partnered with the Petco Foundation and donated more than $1.5 million in 2019 and have raised more than $5.0 million helping and saving animals to date.

Visual Merchandising. Our in-house visual merchandising department supports wholesale customers, distributors and our retail stores by developing displays that effectively leverage our products at the point of sale. Our point-of-purchase display items include signage, graphics, displays, counter cards, banners and other merchandising items for each of our brands. These materials mirror the look and feel of each brand to reinforce the image and draw consumers into stores.

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

Digital. In 2019, we continued marketing campaigns on YouTube, Facebook and Instagram, and launched digital campaigns in many international markets to coincide with key selling time periods.  We promote and sell our products through our direct-to-consumer sites in the United States, Canada, United Kingdom, Germany, Spain, Chile, India, Mexico, and China, among other countries, as well as through non-ecommerce sites in many other countries. Our websites are a venue for dialog and feedback from customers about our products, which enhances the Skechers brand experience while driving sales through all our retail channels.

PRODUCT DISTRIBUTION CHANNELS

We have three reportable segments: domestic wholesale sales, international wholesale sales, and direct-to-consumer sales. In the United States, our products are available through a network of wholesale customers comprised of department, athletic and specialty stores and online retailers. Internationally, our products are available through wholesale customers in more than 175 countries and territories via our global network of distributors, in addition to our subsidiaries in Asia, Europe, Canada, Central America and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products. In addition, 18 distributors and 50 licensees have opened and operate 727 distributor-owned or -licensed Skechers retail stores and 1,666 licensee-owned Skechers retail stores, respectively, in over 175 countries as of December 31, 2019.

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

Direct-to-Consumer. We pursue our direct-to-consumer strategy through our integrated retail formats: ecommerce, concept stores, factory outlet and warehouse outlet stores. Our formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. In addition, most of our retail stores are profitable and have a positive effect on our operating results.

We review all of our stores for impairment annually or more frequently if events or changes in circumstances require it. We assess the cash flows for each of our retail stores to evaluate the potential impairment of the fixed assets and leasehold improvements. If the assets are considered to be impaired, we recognize the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. As of February 1, 2020, we owned and operated 107 concept stores, 171 factory outlet stores and 219 warehouse outlet stores in the United States, and 199 concept stores, 93 factory outlet stores, and 10 warehouse outlet stores internationally. We plan to open 115 to 125 new stores in 2020.

•	Ecommerce

Our company-owned ecommerce businesses offer virtual storefronts designed to provide a positive shopping and brand experience, showcasing our products in an easy-to-navigate format, allowing consumers to browse our selections and purchase our footwear. These virtual stores provide a convenient, alternative shopping environment and brand experience, and are an additional efficient and effective retail distribution channel, which has improved our customer service. They enable consumers to shop, browse, find store locations, socially interact, post a shoe review, photo, video or question, and immerse themselves in our brands.

•	Concept Stores

Our concept stores are located at marquee street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the customer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, 5th Avenue, SOHO, and 34th Street, in New York; Powell Street in San Francisco: Santa Monica’s Third Street Promenade; Ala Moana Center in Hawaii; South Beach Miami’s Lincoln Road and Las Vegas’ Grand Canal Shoppes at the Venetian. International locations include Oxford Street and Covent Garden in London; Buchanan Street in Glasgow; Princes Street in Edinburgh; Toronto’s Eaton Centre; Vancouver’s Pacific Centre; and the Shinsaibashi shopping district of Osaka and Harajuku and Shibuya in Tokyo. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns and allowances.

The typical Skechers concept store is approximately 3,000 square feet, although in certain markets we have opened concept stores as large as 8,000 square feet or as small as 600 square feet. When deciding where to open concept stores, we identify top geographic markets in the larger metropolitan cities around the world. When selecting a specific site, we evaluate the proposed sites’ traffic pattern, co-tenancies, sales volume of neighboring concept stores, lease economics and other factors considered important within the specific location. If we are considering opening a concept store in a shopping mall, our strategy is to obtain space as centrally located as possible in the mall, where we expect foot traffic to be most concentrated. We believe that the strength of the Skechers brand name has enabled us to negotiate more favorable terms with shopping malls that want us to open up concept stores to attract customer traffic to their venues.

•	Factory Outlet Stores

Our factory outlet stores are generally located in manufacturers’ direct outlet centers in the United States and in select international markets. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 850 to 24,100 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points.

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

Store count, openings and closings for our domestic, international and consolidated joint venture stores are as follows:

	Number of Store Locations December 31, 2018		Opened during 2019	Closed during 2019	Number of Store Locations December 31, 2019
Domestic stores
Concept	114		—	(5)	109
Factory Outlet	171		1	(1)	171
Warehouse Outlet	185		32	—	217
Domestic stores total	470		33	(6)	497
International stores
Concept	191	(1)	15	(6)	200
Factory Outlet	82	(1)	11	—	93
Warehouse Outlet	10		—	—	10
International stores total	283		26	(6)	303
Joint venture stores
China	131		49	(23)	157
Hong Kong	43		9	(5)	47
Israel	12		3	—	15
Mexico	—		81	—	81
South Korea	22		13	(18)	17
South East Asia	28		9	—	37
Joint venture stores total	236		164	(46)	354
Total domestic, international and joint venture stores	989		223	(58)	1,154

(1)	Includes the reclassification of 57 concept stores and 4 factory outlet stores from our joint venture in India.

International Wholesale. Our products are sold in more than 175 countries and territories throughout the world. We generate revenues from outside the United States from three principal sources: (i) direct sales to department stores and specialty retail stores through our joint ventures in Asia and the Middle East, as well as through our subsidiaries in the Americas, Europe, and Japan; (ii) sales to foreign distributors who distribute our footwear to department stores and specialty retail stores in select countries and territories across Asia, South America, Africa, the Middle East and Australia; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products outside the United States.

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

Europe

We currently merchandise, market and distribute product in most of Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; Skechers USA Italia S.r.l., with its offices and showrooms in Milan, Italy; and Skechers CEE, Kft. with its offices and showrooms in Budapest, Hungary as well as regional showrooms in Albania, Bosnia-Herzegovina, Bulgaria, Croatia, the Czech Republic, Kosovo, Macedonia, Moldova, Montenegro, Romania, Serbia, Slovakia and Slovenia. To accommodate our European subsidiaries’ operations, we operate a 1.3 million square-foot distribution center in Liege, Belgium.

Canada

We currently merchandise, market and distribute product in Canada through Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in Rancho Belago, California. We have company-owned retail stores in key locations across Canada.

South America and Central America

We currently merchandise, market and distribute product in South America and Central America through the following subsidiaries: Skechers Do Brasil Calcados LTDA, with its offices and showrooms located in Sao Paulo, Brazil; Comercializadora Skechers Chile Limitada, with its offices and showrooms located in Santiago, Chile; and Skechers Latin America LLC, with its offices and showrooms in Panama City, Panama as well as regional showrooms in Panama, Peru, Colombia and Costa Rica. Our Latin America subsidiary also distributes products in the Caribbean, Ecuador, Guatemala, El Salvador, Honduras and Nicaragua. Product sold in South America and Central America is primarily shipped directly from our contract manufacturers’ factories in China and Vietnam. We have retail stores in key locations such as Santiago, Panama City, Bogota and Lima.

Japan

We currently merchandise, market and distribute product in Japan through our wholly-owned subsidiary, Skechers Japan GK, with its offices and showrooms located in Tokyo, Japan. Product sold in Japan is primarily shipped directly from our contract manufacturers’ factories in China. We have retail stores in key locations such as Osaka and Tokyo.

India

We currently merchandise, market and distribute product in through our wholly-owned subsidiary, Skechers South Asia Private Limited and Skechers Retail India Private Limited. We have retail stores in key locations such as Bangalore, Mumbai, and New Delhi.

China and Hong Kong

We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong that operate and generate sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Shanghai, Beijing, Guangzhou, Hong Kong and Macau. These joint ventures are consolidated in our financial statements.

Malaysia, Singapore and Thailand

We have a 50% interest in a joint venture in Malaysia and Singapore, and a 51% interest in a joint venture in Thailand that operates and generates sales in those countries. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Singapore and Kuala Lumpur. These joint ventures are consolidated in our financial statements.

Israel

We have a 51% interest in Skechers Ltd. (Israel), which is a joint venture that operates and generates sales in Israel. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Jerusalem and Tel Aviv. This joint venture is consolidated in our financial statements.

South Korea

We have a 65% interest in Skechers Korea Co., Ltd., which is a joint venture that operates and generates sales in South Korea. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests. We have retail stores in key locations such as Seoul and Busan. This joint venture is consolidated in our financial statements.

Mexico

We have a 60% interest in Manhattan SKMX, S. de R.L. de C.V. (“Skechers Mexico”), which is a joint venture that operates and generates sales in Mexico. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests.  We have over 80 retail stores in key locations such as Mexico City and Guadalajara. This joint venture is consolidated in our financial statements.

•	Distributors and Licensees

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through an extensive network of more than 23 distributors who sell our products to department, athletic and specialty stores. As of December 31, 2019, we also had agreements with 18 of these distributors and 50 licensees regarding 727 distributor-owned or licensed Skechers retail stores and 1,666 licensee-owned Skechers retail stores, respectively. Our distributors, licensees and franchisees own and operate the following retail stores in more than 175 countries around the world:

	Number of Store Locations December 31, 2018		Opened during 2019	Closed during 2019	Number of Store Locations December 31, 2019
Distributor, licensee and franchise stores
Africa	46		15	(1)	60
Asia	1,348		464	(118)	1,694
Australasia	87		22	—	109
Central America	9		7	—	16
Europe	231		79	(7)	303
Middle East	160		11	(7)	164
North America	11	(1)	1	—	12
South America	29		6	—	35
Total distributor, licensee and franchise stores	1,921		605	(133)	2,393

(1)	Includes the reclassification of 59 concept stores and 16 outlet stores from our licensed distributor in Mexico to joint venture stores.

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

For disclosure of financial information about geographic areas and segment information for our three reportable segments–domestic wholesale sales, international wholesale sales, and retail sales, see Note 20 – Segment and Geographic Reporting in the Consolidated Financial Statements included in this annual report.

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

As of February 1, 2020, we had 23 active domestic and international licensing agreements in which we are the licensor. These include Skechers-branded kids’ apparel; bags, backpacks and lunch boxes; belts, wallets and travel accessories, and watches for adults and kids; headwear, socks and shoe care; prescription and sunglass eyewear; outerwear, swimwear, underwear, sleepwear and medical scrubs; fitness, yoga and running accessories; consumer electronics; and cold weather products. Additional category-specific collections include Skechers Sport apparel, bags, backpacks and headwear; Twinkle Toes backpacks and lunchboxes; and Skechers Work socks. We also have BOBS for DOGS pet accessories in Petco. We have international licensing agreements for the design and distribution of prescription and sunglass eyewear globally; men’s, women’s and kids’ apparel in the United Kingdom; socks and watches throughout Europe; bags and backpacks in the Philippines, Taiwan, Australia, New Zealand, Europe and the Middle East; medical scrubs in the Middle East, Australia, and New Zealand; apparel, socks, headwear, bags, and backpacks in Indonesia; apparel, socks, and bags in Mexico; bags, backpacks, luggage, wallets, watches, medical scrubs and accessories in Latin America; apparel, bags, and backpacks, headwear, socks, and shoe care Turkey; and watches in the Philippines.

DISTRIBUTION FACILITIES AND OPERATIONS

We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either: (i) to our approximate 1.8 million square-foot distribution center located in Rancho Belago, California, (ii) to our approximate 1.3 million square-foot European Distribution Center (“EDC”) located in Liege, Belgium, (iii) to our company-operated distribution centers or third-party distribution centers in Central America, South America and Asia, or (vi) directly from third-party manufacturers to our other international customers and other international third-party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system (“EDI system”) which is linked to some of our larger customers. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.

Our shipping methods at our factories reflect our green-minded approach to sustainability: master cartons are printed with soy-or-water-based ink and are 100% recyclable, and at the distribution centers managing more than 90% of our business, our outbound shipping cartons are made with 96%-100% recyclable materials and are 100% recyclable.

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our trademarks in the United States. In addition, we have trademark registrations and trademark applications in approximately 142 foreign countries. We also have design patents and pending design and utility patent applications in both the United States and approximately 23 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets, and believe that they have significant value in marketing our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

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

EMPLOYEES

As of January 31, 2020, we employed approximately 13,100 persons, of whom approximately 4,000 were employed on a full-time basis and approximately 9,100 were employed on a part-time basis, primarily in our retail stores. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Item 1A.	RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

We Have Significant Sales And Operations In China That Are Expected To Be Adversely Impacted By The Recent Coronavirus Outbreak And Face Risks That Could Impact Our Business, Including Our Results Of Operations.

Our business has been adversely impacted by the effects of a widespread outbreak of a contagious respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China in December 2019.

Since January 2020, in response to intensifying efforts to contain the spread of this coronavirus, a majority of our stores in China have been temporarily closed and we continue to monitor, and where appropriate, modify the operating hours of all of our stores in the market.  Additional adverse effects of the coronavirus outbreak include temporary closures of our facilities and/or the facilities of our contract manufacturers in China, disruptions to our ability to manufacture our product in China, dramatically lower customer traffic and comparable store sales at our stores in China and restrictions on our ability to travel into or out of China, in addition to the temporary closures of our stores discussed above. These effects are expected to materially impact our sales and results of operations for the first quarter and full year of fiscal 2020.

At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in other countries. The extent to which the coronavirus impacts our global business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may emerge concerning the severity of the coronavirus, the spread and proliferation of the coronavirus in China and around the world, and the actions taken to contain the coronavirus or treat its impact, among others.

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

Our Operating Results Could Be Negatively Impacted If Our Sales Are Concentrated In Any One Style Or Group Of Styles.

If any single style or group of similar styles of our footwear were to represent a substantial portion of our sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. We attempt to mitigate this risk by offering a broad range of products, and no style comprised over 5% of our gross wholesale sales during 2019 or 2018. However, this may change in the future, and fluctuations in sales of any style representing a significant portion of our future sales could have a negative impact on our operating results.

The Uncertainty Of Global Market Conditions May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

While global economic conditions have recently improved slightly, their uncertain state, including the challenging consumer retail market in the United States, may negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. If the current economic situation does not improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the uncertain global market conditions continue for a significant period of time or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

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

We Depend Upon A Relatively Small Group Of Customers For A Portion Of Our Sales.

During 2019, 2018 and 2017, our sales to our five largest customers accounted for approximately 9.6%, 10.4% and 10.5% of total sales, respectively. No customer accounted for more than 10.0% of our sales during 2019, 2018 and 2017. No customer accounted for more than 10.0% of trade receivables at December 31, 2019 and 2018. These customers are primarily retailers who also distribute products for our competitors.  Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We May Experience Losses Because Of The Inability To Collect Accounts Receivable If Our Customers Are Unable To Pay Their Debts To Us When Due.

We rely on our network of domestic and international wholesale customers, comprised of department, athletic and specialty stores and online retailers, to distribute our products. Certain of our wholesale customers may from time to time experience bankruptcy, insolvency, and/or an inability to pay their debts to us as they come due. If our wholesale customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that wholesale customers may contest their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our sales and increase our operating expenses by requiring larger accruals for bad debt expense. In addition, even when our contracts with these customers are not contested, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition, or results of operations may be materially adversely affected. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, as the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, cash flows, operating results and financial condition would be adversely affected.

Our Global Retail Business Has Required, And Will Continue To Require, A Substantial Investment And Commitment Of Resources And Is Subject To Numerous Risks And Uncertainties.

Our global retail business has required substantial investments in leasehold improvements, inventory and personnel. We have also made substantial operating lease commitments for retail space worldwide. Due to the high fixed-cost structure associated with our global retail business, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs or impairments of leasehold improvements, and employee-related termination costs. The success of our global retail operations also depends on our ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences globally, including the shift from brick and mortar to direct-to-consumer and mobile channels, and our ability to effectively develop our direct-to-consumer and mobile channels. Our failure to successfully respond to these factors could adversely affect our retail business, as well as damage our brand and reputation, and could materially affect our results of operations, financial position and cash flows.

Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Seasonal Fluctuations In Demand For Footwear, Delivery Date Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers have no obligation to purchase forecasted amounts, may and have canceled orders in the past, and may change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature, with the strongest domestic sales generally occurring in our second and third quarters for the back-to-school selling season. Domestically, back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our sales and results of operations for our second or third quarters. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our operating results.

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

Substantially all of our sales during the year ended December 31, 2019, were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages, including those due to the outbreak of a disease leading to an epidemic or pandemic spread; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations, financial condition and cash flows.

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

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2019 and 2018, the top five manufacturers of our products produced approximately 40.6% and 41.9% of our total purchases, respectively. One manufacturer accounted for 16.0% and 12.8% of total purchases during 2019 and 2018, respectively. Another manufacturer accounted for 7.3% and 10.1% of our total purchases during 2019 and 2018, respectively. We do not have long-term contracts with manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines, or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries, or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

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

Our Ability To Deliver Our Products To The Market Could Be Disrupted If We Encounter Problems Affecting Our Logistics And Distribution Systems.

We rely on owned or independently operated distribution facilities to transport, warehouse and ship products to our customers. Our logistic and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of our products are distributed from a few key locations. Therefore, our operations could be interrupted by travel restrictions, earthquakes, floods, fires or other natural disasters near our distribution centers. Our business interruption insurance may not adequately protect us from the adverse effects that could be caused by significant disruptions affecting our distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from our distribution facilities. If we encounter problems affecting our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

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

In addition, some or a substantial number of new stores could be opened in regions of the United States in which we currently have few or no stores. Any expansion into new markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations. In addition, to the extent that any new store openings are in existing markets, we may experience reduced sales volumes in existing stores in those markets. If sales decline at our retail stores, whether through competition from online sites or other companies, we may decide to close stores, which could result in additional costs, expenses, asset impairments or asset write-downs.

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

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, Skechers GOgolf®, Skechers GOtrain®, Skechers on-the-GO®, ®, ®, ®, , Skechers Cali®, Skecher Street®, Skechers USA®, Skechers Active™, Skechers Sport Active™, Skechers Work™, Mark Nason®, D’Lites®, DLT-A®, BOBS®, Energy Lights®, Skech-Air®, Twinkle Toes®, Z-Strap®, Mega-Flex®, Luminators®, Heart Lights™, Relaxed Fit®, Arch Fit™, Ultra GO®, Hyper Burst®, Skechers Memory Foam™, and Air-cooled Memory Foam® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2019, a substantial portion of our operations are located in California, including 100 of our retail stores, our headquarters in Manhattan Beach, and our domestic distribution center in Rancho Belago. Because a significant portion of our sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wildfire affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Two Principal Stockholders Are Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2019, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 82.4% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 12.3% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 27.9% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2019, Mr. Greenberg beneficially owned 37.2% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 45.7% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 17.4% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

Our corporate headquarters are located at several properties in or near Manhattan Beach, California, which consist of an aggregate of approximately 200,000 square feet. We own and lease portions of our corporate headquarters.

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

Our European distribution center occupies approximately 1.3 million square feet in Liege, Belgium under five operating leases, with base rents of approximately $5.5 million per year. These leases provide for original terms of 10 to 15 years, commencing between January 2016 and June 2016, subject to automatic extensions for recurring periods of five years unless we or the landlord terminates the lease in writing 12 months prior to the expiration of the original lease term or 12 months prior to the end of the then applicable five-year extension.

All of our domestic retail stores and showrooms are leased with terms expiring between February 2020 and January 2033. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent. Total base rent expense related to our domestic retail stores and showrooms was $111.0 million for the year ended December 31, 2019.

We also lease all of our international administrative offices, retail stores, showrooms and distribution facilities located in Asia, Central America, Europe, North America and South America. The property leases expire at various dates between January 2020 and January 2033.

ITEM 3.	LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his Initial Determination finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued its Final Determination affirming that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid.  The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe.  On June 26, 2017, we filed our responsive brief, on February 8, 2018, the court heard oral argument, and on June 7, 2018, the Court requested supplemental briefing on certain issues.  On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated portions of the ITC’s ruling and remanded the matter back to the ITC for further proceedings. Although Converse did not appeal the Commission’s non-infringement findings for Skechers Twinkle Toes and Bobs Utopia shoes to the Federal Circuit, Converse asked the Commission to reconsider its previous non-infringement findings on remand. On October 9, 2019, the ITC judge issued his Remand Initial Determination (the “RID”) finding that Converse did not have any rights in the subject intellectual property as to Skechers, and that Skechers Twinkle Toes, Bobs Utopia, and Hydee Hytop did not infringe Converse’s intellectual property but the discontinued Daddy’$ Money would infringe, but only if Converse had rights in the subject intellectual property as to Skechers (which the ITC judge found that Converse did not). On October 22, 2019, the parties filed petitions seeking review of the RID. Converse did not, however, seek review of the finding in the RID that Skechers Twinkle Toes and Bobs Utopia do not infringe. On February 7, 2020, the full ITC decided to review the RID, outlined the issues and set a briefing schedule. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the PTAB denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings.  On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing.  On March 28, 2019, the Court issued an order declining to issue a claim construction at this stage of the proceedings, but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage. The parties have now completed discovery and have filed summary judgement motions. Nike has also withdrawn its claim for treble or enhanced damages. The court heard the summary judgment motions on February 18, 2020, requested supplemental briefing on certain issues and took the motions under submission. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On September 30, 2019, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:19-cv-08418, alleging that certain Skechers’ shoe designs (Skech-Air Atlas, Skech-Air 92, Skech-Air Stratus and Skech-Air Blast) infringe the claims of twelve design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. Skechers has filed its answer and the case is in the early stages. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On October 28, 2019, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:19-cv-09230, alleging that certain Skechers’ shoe designs (Skech-Air Jumpin’ Dots and Skech-Air Mega) infringe the claims of two utility patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. Skechers has answered the complaint and the case is in the early stages. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  On April 4, 2018, the plaintiffs filed an amended and consolidated complaint, and on July 24, 2018, plaintiffs filed a second amended and consolidated complaint.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  On November 21, 2018, we filed a motion to dismiss.  On January 10, 2019, plaintiffs filed an opposition, and on February 11, 2019, we filed a reply. On September 23, 2019, the court granted our motion to dismiss without leave to amend, on October 22, 2019, the plaintiffs appealed it to the United States Court of Appeals for the Second Circuit, and on February 4, 2020, filed appellants’ opening brief. Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our results of operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

In Re Skechers Securities Litigation (formerly Laborers Local 235 Benefit Fund v. Skechers USA, Inc. Robert Greenberg, David Weinberg and John Vandemore) – On September 4, 2018, Laborers Local 235 Benefit Fund filed a securities class action on behalf of itself and purportedly on behalf of other shareholders who purchased our company’s stock between October 20, 2017 and July 19, 2018 (the “Class Period”), against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:18-cv-8039.  The complaint alleges that throughout the Class Period we made materially false statements or omissions of material fact regarding our sales growth and controlling expenses and asserts claims for unspecified damages and attorneys’ fees.  Beginning October 17, 2018, copycat cases were filed, and on January 22, 2019, a consolidated amended class action complaint was filed as In Re Skechers Securities Litigation. On May 13, 2019, we filed a motion to dismiss the complaint. On June 27, 2019, plaintiffs filed an opposition, and on July 29, 2019, we filed a reply. The court heard the motion on January 23, 2020 and took it under submission. We believe we have meritorious defenses and intend to defend these matters vigorously. Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of these legal proceedings or whether an adverse result in these cases would have a material adverse impact on our results of operations or financial position.

Police & Fire Ret. Sys. of the City of Detroit, et al. v. Greenberg, et al. – On July 26, 2019, our company and most of the Board of Directors were sued by several shareholders on behalf of our company in a derivative action in the Court of Chancery of the State of Delaware, Case No. 2019-0578. The complaint alleges breach of fiduciary duty and waste of corporate assets in connection with the grant of compensation to certain officers. On October 8, 2019, we filed a motion to dismiss the complaint, which is not fully briefed. Mediation is scheduled for March 11, 2020. We believe we have meritorious defenses and intend to defend this matter vigorously. Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our results of operations or financial position.

Kathleen Houseman v. Robert Greenberg, et al. – On November 27, 2018, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the United States District Court for the District of Delaware, Case No 1:18-cv-01878. The complaint is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation. By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation. We believe we have meritorious defenses and intend to defend this matter vigorously. Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our results of operations or financial position.

Jesse Chen v. Robert Greenberg, et al. – On January 16, 2019, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the Superior Court for the State of California for the County of Los Angeles, Case No.19-STC-CV00393. The complaint mirrors the Houseman case, supra, and is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation. By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation. We believe we have meritorious defenses and intend to defend this matter vigorously. Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our results of operations or financial position.

Ealeen Wilk v. Skechers U.S.A., Inc. – On September 10, 2018, Ealeen Wilk filed a putative class action lawsuit against our company in the United States District Court for the Central District of California, Case No. 5:18-cv-01921, alleging violations of the California Labor Code, including unpaid overtime, unpaid wages due upon termination and unfair business practices. The complaint seeks actual, compensatory, special and general damages; penalties and liquidated damages; restitutionary and injunctive relief; attorneys’ fees and costs; and interest as permitted by law. On July 5, 2019, the court granted, in part, plaintiff’s motion for conditional certification of a Fair Labor Standards Act (FLSA) collective action. On July 22, 2019, the parties submitted to the court an agreed upon notice to be sent to members of the collective. The parties are delaying the mailing of the Belaire-West privacy opt out notice until after mediation. The parties reached a settlement in principle as a result of a January 27, 2020 mediation but the details of the settlement still need to be worked out and the settlement has to be documented. The parties have agreed to an informal stay of discovery and have stipulated to continue all relevant discovery and motion deadlines accordingly. In the event the settlement is not concluded successfully the deadline for the Court to hear a motion for class certification and/or summary judgement is April 6, 2020 and trial is set for June 16, 2020. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Jose Zavala Guzman v. Team One Employment Specialists, Skechers USA, Inc. et. al. – On April 2, 2019, Jose Guzman, a Team One employee, filed a class action lawsuit against Team One and our company in the Superior Court of California, County of Los Angeles County, Case No. 19STCV11006. The complaint alleges various wage and hour violations, and seeks compensatory damages, liquidated damages, penalties, interest and restitution. This complaint was followed by a Private Attorney General’s Act Notice, specifying the same allegations raised in the complaint. This matter was tendered to our insurance carrier, and we are currently investigating the allegations. Co-defendant Team-One has filed a motion to compel arbitration, which our company has joined in.  The hearing that was originally set for January 30, 2020 was postponed pending a March 16, 2020 mediation and the matter is otherwise stayed until then. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

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

Our Class A Common Stock trades on the New York Stock Exchange under the symbol “SKX”.

HOLDERS

As of February 1, 2020, there were 85 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 33 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

DIVIDEND POLICY

Share Repurchase Program

On February 6, 2018, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may, from time to time, purchase shares of our Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate us to acquire any particular amount of shares of Class A Common Stock and the program may be suspended or discontinued at any time.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended December 31, 2019.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Share Repurchase Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program
October 31, 2019	—	—	—	—	$20,003,000
November 30, 2019	14,659	$37.98	14,659	—	$20,003,000
December 31, 2019	289	$41.40	289	—	$20,003,000
Total	14,948		14,948	—	$20,003,000

(1)

We repurchased 14,948 shares from certain employees to facilitate income tax withholding payments pertaining to restricted stock awards that vested during the three months ended December 31, 2019. Such shares were not repurchased pursuant to a publicly announced plan or program.

(2)

As announced on February 6, 2018, our Board of Directors approved the Share Repurchase Program, authorizing the repurchase of up to an aggregate of $150.0 million of our Class A Common Stock. The Share Repurchase Program allows us to repurchase shares of Class A Common Stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program does not obligate us to repurchase any particular amount of Class A Common Stock, and it could be modified, suspended or discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information is provided as set forth in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our Class A Common Stock from December 31, 2014 to December 31, 2019, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and the peer group index, which is believed to include companies engaged in businesses similar to ours. The peer group index consists of six companies: Nike, Inc., adidas AG, Steven Madden, Ltd., Wolverine World Wide, Inc., Crocs, Inc., and Deckers Outdoor Corporation.

The graph assumes an investment of $100 on December 31, 2014 in each of our Class A Common Stock and the stocks comprising each of the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will neither make nor endorse any predictions as to our future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS

(in dollars)	12/14	12/15	12/16	12/17	12/18	12/19
Skechers U.S.A., Inc.	100.00	164.04	133.47	205.47	124.29	234.52
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group	100.00	126.89	125.70	159.31	185.53	265.22

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2019 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

(In thousands, except net earnings per share)

	Years Ended December 31,
Statement of Earnings Data:	2019	2018	2017	2016	2015
Sales	$5,220,051	$4,642,068	$4,164,160	$3,563,311	$3,147,323
Gross profit	2,491,157	2,223,605	1,938,889	1,634,596	1,424,008
Earnings from operations	518,443	437,765	382,880	370,518	350,824
Earnings before income taxes	516,005	431,884	384,260	359,484	333,497
Net earnings attributable to Skechers U.S.A., Inc.	346,560	301,041	179,190	243,493	231,912
Net earnings per share:(1)
Basic	2.26	1.93	1.15	1.58	1.52
Diluted	2.25	1.92	1.14	1.57	1.50
Weighted average shares:(1)
Basic	153,392	155,815	155,651	154,169	152,847
Diluted	154,151	156,450	156,523	155,084	154,200

	As of December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
Working capital	$1,581,360	$1,621,918	$1,507,676	$1,206,036	$971,179
Total assets	4,892,943	3,228,255	2,735,082	2,393,670	2,039,878
Long-term borrowings, excluding current installments	49,183	88,119	71,103	67,159	68,942
Skechers U.S.A., Inc. equity	2,314,665	2,034,958	1,829,064	1,603,633	1,327,556

(1)

Basic earnings per share represents net earnings divided by the weighted-average number of Class A common shares outstanding for the period. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, reflects the potential dilution that could occur if options to issue Class A Common Stock were exercised or converted into Class A Common Stock. All share and per share information has been retroactively adjusted for the three-for-one stock split that was effective on October 16, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons that are not included in this Form 10-K can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 1, 2019.

GENERAL

We design, market and sell lifestyle and performance footwear for men, women and children under the Skechers brand. Our footwear is sold through a wide range of department stores and leading specialty retail stores, mid-tier retailers, boutiques, our own direct-to-consumer stores and e-commerce sites, and distributor and licensee-owned international retail stores. Our objective is to design and market quality footwear that is comfortable, stylish and innovative, leverage our brand name and profitably grow our business across all channels of distribution.

Our operations are organized along our distribution channels, and we have the following three reportable sales segments: domestic wholesale sales, international wholesale sales, which include international direct subsidiary sales and international distributor sales, and direct-to-consumer sales, which includes our company-owned retail stores and direct-to-consumer websites. We evaluate segment performance based primarily on sales and gross margins. See detailed segment information in Note 20 – Segment and Geographic Reporting in our Consolidated Financial Statements included under Part II, Item 8 of this annual report.

FINANCIAL OVERVIEW

Our sales for 2019 increased $578.0 million, or 12.5%, to $5,220.1 million, compared to sales of $4,642.1 million in 2018. The increase in sales primarily came from our international subsidiaries and retail businesses.  Our international wholesale and international retail businesses represented 57.9% of our sales during 2019. During 2019, earnings from operations increased $80.6 million, or 18.4%, to $518.4 million compared to $437.8 million in 2018. Net earnings attributable to Skechers U.S.A., Inc. were $346.6 million for 2019, an increase of $45.6 million, or 15.1%, compared to net earnings of $301.0 million in 2018. Diluted earnings per share for 2019 were $2.25, which reflected a 17.2% increase from the $1.92 diluted earnings per share reported in the prior year. Our working capital was $1,581.4 million at December 31, 2019, which was a decrease of $40.5 million from working capital of $1,621.9 million at December 31, 2018. Our cash and cash equivalents decreased $47.3 million to $824.9 million at December 31, 2019 from $872.2 million at December 31, 2018. The decrease in cash and cash equivalents was primarily the result of the purchase of the minority interest of our India joint venture for $82.9 million and our investment of $100.7 million for the acquisition of our Mexico joint venture, which were partially offset by our increased net earnings and increased accounts payable.

2019 OVERVIEW

In 2019, we focused on developing comfortable product that is reflective of our expansive audience and changing trends, growing our position in our domestic wholesale accounts, growing our international market share, opening retail stores in key locations worldwide, continuing to develop our global infrastructure, and balance sheet and expense management.

New product design and delivery. Our success depends on our ability to design and deliver comfortable, stylish, affordable products to consumers across a broad range of demographics.  In 2019, we focused on fresh updates to our core and existing styles as well as broadening our reach through collaborations, limited edition collections, and new innovations such as Arch Fit and Hyper Burst.

Grow our domestic business. In 2019, we delivered updates to our core and existing styles, launched collaborations with partners, including Atmos and Opening Ceremony, as well as with well-known properties including Scooby Doo, Doug the Pug and Grumpy Cat, and introduced the award-winning Hyper Burst technology in our Skechers Performance line. In addition, we updated our successful Skechers GO Walk collection by launching Skechers GO Walk Smart and Skechers GO Walk 5. In 2019, we remained a leading source for walking, work, casual lifestyle, sandals, and casual athletic footwear.

Further develop our international businesses. During 2019, we continued to focus on growing our international sales by expanding the products we deliver to our international markets and growing our presence with wholesale partners with solutions like shop-in-shops and focal walls. We also purchased the outstanding minority interest of our India joint venture and completed an investment into a new joint venture in Mexico.

Expand Skechers global direct-to-consumer base. Believing that Skechers retail stores are effective and profitable brand building tools, we continued to open Skechers stores around the world, both company and third-party owned. We also continued to enhance our e-commerce solutions by investing in people and technology to drive growth in the on-line channel.

Develop our global infrastructure. In 2019, we continued constructing a new China distribution center to support our operations in the region, and we expect it to be completed in 2020. We also added additional capacity in our European Distribution Center and commenced planning to expand our Rancho Belago distribution center to support the growth of our domestic wholesale and direct-to-consumer business.

Balance sheet and expense management. During 2019, we continued to focus on managing our balance sheet and bringing our marketing expenses and general and administrative expenses in line with expected sales. During 2019, we returned $30.0 million to stockholders by repurchasing 1.0 million shares of our Class A Common Stock. We also expanded and extended our existing credit facility during 2019 to provided additional liquidity to support our global growth.

OUTLOOK FOR 2020

During 2020, we will continue to innovate our lifestyle and performance product lines by developing new styles and expanding into new categories. This includes building on our fit offerings with the addition of Stretch Knit and Arch Fit; our Performance offering with new versions of GO Walk and the addition of Hyper Burst and Max Cushioning; and our heritage collection with Street Cleats, Skechers D’Lites, Skechers Stamina, and Skechers Energy, among others. The global footwear market is competitive, but we believe global demand for the brand will remain strong due to our strategy of delivering style, comfort, innovation and quality that is affordably priced. We believe appeal for our product is broad and our marketing is effective and impactful. We will continue to use local and global brand ambassadors—including sports icons Clayton Kershaw, Tony Romo, and Howie Long for men; Brooke Burke for women; elite athletes Meb Kelfezighi, Lionel Sanders and Edward Cheserek; and professional golfers Matt Kuchar, Brooke Henderson, and Colin Montgomerie. We expect to continue to increase our shelf space, and to open another 115 to 125 company-owned retail locations worldwide and to make investments in our direct-to-consumer technology infrastructure. In addition, we expect to complete the construction of our new distribution center in China, begin the expansion of our distribution center in the United States, and continue the construction of our corporate headquarters.

DEFINITIONS

Net sales

Reference in this annual report to “Sales” refers to Skechers’ net sales reported under generally accepted accounting principles in the United States.

Comparable sales

As part of our discussion of our results of operations, we disclose comparable store sales, for which we typically include the impact of direct-to-consumer sales on our company-owned websites. With respect to any reporting period, we define comparable store sales as sales for stores that are owned and operated for at least thirteen full calendar months as of the last day of any calendar month within the current reporting period, and include only those sales for each of the comparable full calendar months that the store is open within each period. When a store closes at the end of a lease during a reporting period, we include in comparable store sales the sales for the number of comparable full calendar months that the store was open within the reporting period. We include new stores in comparable store sales commencing with the fourteenth month of operations because we believe it provides a more meaningful comparison of operating results of months with stabilized operations, and excludes a new store’s first full calendar month of operations when operating results may not be representative for a variety of reasons.

Definitions and calculations of comparable store sales differ among companies in the retail industry, and therefore comparable store sales disclosed by us may not be comparable to the metrics disclosed by other companies.

Cost of sales or Gross margins

Our cost of sales includes the cost of footwear purchased from our manufacturers, duties, tariffs, quota costs, inbound freight (including ocean, air and freight from the dock to our distribution centers), broker fees and storage costs. Because we include expenses related to our distribution network in general and administrative expenses, while some of our competitors may include expenses of this type in cost of sales, our gross margins may not be comparable and we may report higher gross margins than some of our competitors in part for this reason.

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

YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Sales

Sales for 2019 were $5,220.1 million, which was an increase of $578.0 million, or 12.5%, compared to sales of $4,642.1 million for 2018. The increase in sales primarily came from our international wholesale and retail businesses.

Our domestic wholesale sales decreased $12.0 million, or 1.0%, to $1,247.6 million for 2019 compared to $1,259.6 million for 2018. The decrease in our domestic wholesale segment’s sales was the result of a 1.9% unit sales volume decrease, to 57.0 million pairs in 2019 from 58.1 million pairs in 2018, which was partially offset by an increase in average selling price per pair of 1.9%, to $21.67 per pair for 2019 from $21.26 in 2018. This sales decrease was attributable to lower sales in our Women’s and Men’s Go, Kids and YOU divisions during 2019. The average selling price per pair increase within the domestic wholesale segment was primarily the result of product sales mix.

Our international wholesale segment sales increased $407.8 million, or 19.8%, to $2,462.6 million for 2019 compared to sales of $2,054.8 million for 2018. Our international wholesale sales consist of wholesale sales by our foreign subsidiaries, sales from our China joint venture and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries, including our joint ventures, increased $325.8 million, or 18.9%, to $2,047.3 million for 2019 compared to sales of $1,721.5 million for 2018. The largest sales increases during the year came from our subsidiaries in the United Kingdom, Germany, India and Spain, and our joint ventures in China, Korea and Mexico. The increases are primarily attributable to sales of our Men’s and Women’s Sport, Go, BOBS, and Men’s U.S.A., lines. Our distributor sales increased $82.0 million, or 24.6%, to $415.3 million for 2019, compared to sales of $333.3 million for 2018. This was primarily attributable to increased sales to our distributors in Russia, Indonesia and United Arab Emirates.

Our retail segment sales increased $182.2 million to $1,509.9 million for the year ended December 31, 2019, a 13.7% increase over sales of $1,327.7 million for 2018. The increase in retail sales was primarily attributable to increased comparable sales of 5.4%, which included increased sales within our Men’s and Women’s Sport, Men’s U.S.A. and Work divisions and a net increase of 27 domestic and 20 international stores compared to 2018. For the year ended December 31, 2019, our domestic retail sales, increased 9.4% compared to 2018, which was primarily attributable to increased domestic store count and to positive comparable domestic store sales of 4.8%, and our international retail store sales increased 22.0% compared to 2018, which was attributable to increased international store count and positive comparable international store sales of 7.0%.

We believe that we have established our presence in most major domestic retail markets. We had 497 domestic stores and 302 international retail stores as of February 1, 2020, and we currently plan to open approximately 115 to 125 stores in 2020. During 2019, we opened one domestic factory outlet store, 32 domestic warehouse outlet stores, 15 international concept stores, 11 international factory outlet stores. During 2019, we closed five domestic concept stores, one domestic outlet store and six international concept stores. We periodically review all of our stores for impairment. During 2019 and 2018, we did not record an impairment charge related to our retail stores.

Gross profit

Gross profit for 2019 increased $267.6 million, or 12.0%, to $2,491.1 million from $2,223.5 million for 2018. Gross profit, as a percentage of sales, or gross margin, decreased slightly to 47.7% in 2019 from 47.9% for 2018. Our domestic wholesale segment gross profit decreased $10.4 million, or 2.2%, to $457.9 million for 2019 from $468.3 million for 2018, which was primarily attributable due to lower sales. Domestic wholesale gross margins decreased to 36.7% for 2019 from 37.2% for 2018 primarily due to increased tariffs.

Gross profit for our international wholesale segment increased $156.9 million, or 16.1%, to $1,133.6 million for 2019 compared to $976.7 million for 2018. Gross margins for the international wholesale segment were 46.0% for 2019 compared to 47.5% for 2018. Gross margins for our international direct subsidiary sales, including our joint ventures, were 50.1% for 2019 as compared to 51.7% for 2018. The decrease was primarily attributable to promotional efforts to clear seasonal inventory in select markets. Gross margins for our international distributor sales were 25.8% for 2019 as compared to 25.9% for 2018.

Gross profit for our direct-to-consumer segment increased $121.1 million, or 15.6%, to $899.6 million for 2019 as compared to $778.5 million for 2018. Gross margins for all stores were 59.6% for 2019 compared to 58.6% for 2018. Gross margins for our domestic direct-to-consumer sales were 62.5% for 2019 as compared to 61.3% for 2018 primarily due to higher average selling prices. Gross margins for our international direct-to-consumer sales were 54.6% for 2019 as compared to 53.6% for 2018 primarily due to favorable product mix. The increase in our domestic retail margins was primarily attributable to higher average selling prices and lower average product costs.

Selling expenses

Selling expenses increased by $19.5 million, or 5.6%, to $369.9 million for 2019 from $350.4 million for 2018. As a percentage of sales, selling expenses were 7.1% and 7.5% for 2019 and 2018, respectively. The increase in selling expenses was primarily the result of higher advertising expense of $20.3 million.

General and administrative expenses

General and administrative expenses increased by $169.3 million, or 11.6%, to $1,625.3 million for 2019 from $1,456.0 million for 2018. As a percentage of sales, general and administrative expenses were 31.1% and 31.4% for 2019 and 2018, respectively. The increase in general and administrative expenses was primarily attributable to $61.1 million related to supporting our growing international operations, particularly in China and Mexico, increased store operating costs of $78.4 million primarily attributable to an additional net 47 stores, and increased domestic wholesale general and administrative expenses of $29.8 million primarily due to increased distribution costs of $26.8 million as a result of increased direct-to-consumer sales.

Other income (expense)

Interest income was $11.8 million for 2019 compared to $10.1 million for 2018. The increase in interest income was primarily due to higher average cash and investment balances and higher effective interest rates. Interest expense for 2019 increased $1.7 million to $7.5 million compared to $5.8 million in 2018. Interest expense increased primarily due to increased interest owed to our foreign manufacturers. Loss on foreign currency transactions for 2019 was $5.7 million compared to a $9.2 million loss in 2018. This decreased foreign currency exchange loss was primarily attributable to the impact of a stronger U.S. dollar on our intercompany balances in our foreign subsidiaries.

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

Our earnings (loss) before income taxes and income tax expense for 2019, 2018 and 2017 are as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense (benefit)	Earnings (loss) before income taxes	Income tax expense
United States (1)	$4,999	$24,887	$16,597	$11,500	$25,628	$113,607
Peoples Republic of China (“China”)	121,702	30,320	89,429	19,595	95,668	12,971
Hong Kong	50,131	4,303	48,352	8,106	17,778	5,030
Jersey (2)	245,561	—	213,327	—	198,048	—
Non-benefited loss operations (3)	(7,685)	1,184	(11,422)	(3,387)	(17,350)	3,306
Other jurisdictions (4)	101,297	28,059	75,601	24,797	64,488	14,242
Earnings before income taxes	$516,005	$88,753	$431,884	$60,611	$384,260	$149,156
Effective tax rate (5)		17.2%		14.0%		38.8%

(1)	United States income tax expense for 2017 includes a provisional one-time $99.9 million tax expense related to the enactment of the Tax Act on December 22, 2017.
(2)	Jersey does not assess income tax on corporate net earnings.
(3)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Barbados, Brazil, China, India, Israel, Japan, Macau, Panama, Romania, Thailand, and South Korea.

(4)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5% of consolidated earnings (loss) before taxes in the period being reported: Albania, Austria, Belgium, Bosnia & Herzegovina, Canada, Chile, Colombia, Costa Rica, France, Germany, Hungary, India, Israel, Italy, Kosovo, Macau, Macedonia, Malaysia, Mexico, Montenegro, Netherlands, Panama, Peru, Poland, Portugal, Serbia, Singapore, Spain, Switzerland, Vietnam, and the United Kingdom,

(5)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2019, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 25%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2019, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $5.0 million, with income tax expense of $24.9 million, which is an average rate of 498%. This rate is higher than the 25% U.S. statutory rate primarily due to the taxation on global intangible low-taxed income (“GILTI”), in the U.S. Earnings (loss) before income taxes in non-U.S. jurisdictions were $511.0 million, with an aggregate income tax expense of $63.9 million, which is an average rate of 12.5%. Combined, this results in consolidated earnings before income taxes for the period of $516.0 million, and consolidated income tax expense for the period of $88.8 million, resulting in an effective tax rate of 17.2%. For 2019, of our $511.0 million in earnings before income tax earned outside the U.S., $245.6 million was earned in Jersey, which does not impose a tax on corporate earnings. In Jersey, earnings before income taxes increased by $32.3 million to $245.6 million in 2019 from $213.3 million in 2018. This increase was primarily attributable to an increase in international sales, which resulted in an increase in earnings before income taxes in Jersey from royalties and commissions under the terms of our inter-subsidiary agreements. In addition, there were foreign losses of $7.6 million for which no tax benefit was recognized during the year ended December 31, 2019 because of the provision of offsetting valuation allowances. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of our consolidated earnings (loss) before taxes in any of the years shown.

As of December 31, 2019, we had approximately $824.9 million in cash and cash equivalents, of which $566.4 million, or 68.7%, was outside the U.S. Of the $566.4 million held by our non-U.S. subsidiaries, approximately $220.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our consolidated financial statements as of December 31, 2019.

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

Non-controlling interest in net income and loss of consolidated subsidiaries

Net earnings attributable to non-controlling interest for 2019 increased $10.5 million to $80.7 million as compared to $70.2 million for 2018 due to increased profitability of our joint ventures. Non-controlling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our working capital at December 31, 2019 was $1,581.4 million, a decrease of $40.5 million from working capital of $1,621.9 million at December 31, 2018. Our cash and cash equivalents at December 31, 2019 was $824.9 million compared to $872.2 million at December 31, 2018. This decrease in cash and cash equivalents of $47.3 million, after consideration of the effect of exchange rates, was the result of capital expenditures of $236.1 million, increased receivables of $118.4 million and acquisitions of $100.7 million, which was partially offset by our net earnings of $427.3 million, and increased accounts payable of $154.5 million.  Our primary sources of operating cash are collections from customers on wholesale and retail sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $426.6 million for 2019 and $568.6 million for 2018. On a comparative year‑to‑year basis, the $142.0 million decrease in cash flows from operating activities in 2019 primarily resulted from increased inventories of $171.9 million.

Investing Activities

Net cash used in investing activities was $344.1 million for 2019 as compared to $319.4 million in 2018. The increase in cash used in investing activities in 2019 as compared to 2018 was due to net cash used in the acquisition of an interest in our Mexico joint venture of $100.7 million and increased capital expenditures of $93.1 million, offset by a net decrease in investment purchases of $163.5 million. Capital expenditures for 2019 were approximately $236.1 million, which primarily consisted of $51.9 million for new store openings and remodels, $53.0 million for the construction for our China distribution center, $33.8 million to support our international wholesale operations, $19.6 million for the upgrades to our domestic distribution center, and $15.6 million for new retail locations in our China joint venture. This compares to capital expenditures of $143.0 million in the prior year, which primarily consisted of $50.0 million for new store openings and remodels, $28.8 million for land for our China distribution center, $20.6 million to support our international wholesale operations, $10.5 million for new retail locations in our China joint venture, and $17.6 million for the upgrades to our domestic distribution center. We expect our ongoing capital expenditures for 2020 to be between $325.0 million and $350.0 million, which includes completing the construction of our China distribution center; the expansion of our U.S. distribution facility; opening 115 to 125 new company-owned Skechers stores and 20 to 30 store remodels, expansions and relocations; the expansion of our corporate headquarters; and technology investments, primarily in our direct-to-consumer business. We believe our current cash, investments, operating cash flows, available lines of credit and current financing arrangements should be adequate to fund these capital expenditures, although we may seek additional funding for all or a portion of these expenditures.

Financing Activities

Net cash used in financing activities was $132.0 million during 2019 compared to $119.7 million during 2018. The increase in cash used by financing activities was primarily attributable to the purchases of the non-controlling interest of our India joint venture of $82.9 million, partially offset by a decrease of $70.0 million in repurchases of shares of our Class A Common Stock.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, our Board of Directors authorized the Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A Common Stock for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate us to acquire any particular amount of shares of Class A Common Stock and the program may be suspended or discontinued at any time. As of December 31, 2019, there was $20.0 million available under the Share Repurchase Program.

Acquisitions

In the first quarter of 2019, we purchased the minority interest in our India joint venture for $82.9 million, which made our India joint venture entity a wholly-owned subsidiary.

In the second quarter of 2019, we purchased a 60% interest in Manhattan SKMX, de R.L. de C.V. (“Skechers Mexico”) for a total cash consideration of $100.7 million, net of cash acquired. Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are consolidated in our consolidated financial statements from the date of acquisition. The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico. We are in the final process of completing the purchase price allocation, which will be completed by April 1, 2020. However, the finalization may result in changes in the assets acquired and tax-related items. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our consolidated financial statements.

Financing Arrangements

On November 21, 2019, we entered into a $500.0 million senior unsecured revolving credit facility, which matures on November 21, 2024 (the “2019 Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The 2019 Credit Agreement replaced our then existing $250.0 million loan and security agreement dated June 30, 2015 with Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association that was set to expire on June 30, 2020.  The 2019 Credit Agreement may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $25.0 million. We may use the proceeds from the 2019 Credit Agreement for working capital and other lawful corporate purposes. At our option, any loan (other than swingline loans) will bear interest at a rate equal to (a) LIBOR plus an applicable margin between 1.125% and 1.625% based upon our Total Adjusted Net Leverage Ratio (as defined in the 2019 Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate and (iii) LIBOR plus 1.00%) plus an applicable margin between 0.125% and 0.625% based upon our Total Adjusted Net Leverage Ratio.  Any swingline loan will bear interest at the base rate. We will pay a variable commitment fee of between 0.125% and 0.25% of the actual daily unused amount of each lender’s commitment, and will also pay a variable letter of credit fee of between 1.125% and 1.625% on the maximum amount available to be drawn under each issued and outstanding letter of credit, both of which are based upon our Total Adjusted Net Leverage Ratio. The 2019 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants that limit the ability of our company and our subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of our company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2019 Credit Agreement also requires that the total adjusted net leverage ratio not exceed 3.75, except in the event of an acquisition in which case the ratio may be increased at our election to 4.25 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The 2019 Credit Agreement provides for customary events of default including payment defaults, breaches of representations or warranties or covenants, cross defaults with certain other indebtedness to third parties, certain judgments/awards/orders, a change of control, bankruptcy and insolvency events, inability to pay debts, ERISA defaults, and invalidity or impairment of the 2019 Credit Agreement or any loan documentation related thereto, with, in certain circumstances, cure periods. Certain of the lenders party to the 2019 Credit Agreement, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses. We paid origination, arrangement and legal fees of $1.6 million on the 2019 Credit Agreement, which are being amortized to interest expense over the five-year life of the 2019 Credit Agreement. As of December 31, 2019, there was no outstanding amount under the 2019 Credit Agreement.

On September 29, 2018, through a Taicang subsidiary, we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (the “China DC Loan Agreement”). The proceeds from the China DC Loan Agreement are being used to finance the construction of our distribution center in China. Interest is paid quarterly. The interest rate was 4.275% at December 31, 2019, which floats and is calculated from a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.  As of December 31, 2019, there was $48.8 million outstanding under this credit facility, which is classified as long-term borrowings in our consolidated balance sheets.

On April 30, 2010, HF Logistics-SKX,LLC (the “JV”), through HF Logistics-SKX T1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the JV (“HF-T1”), entered into a construction loan agreement with Bank of America,

N.A., as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the “Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of the project on the property (the “Original Loan”). On November 16, 2012, HF-T1 executed a modification to the Construction Loan Agreement (the “Modification”), which added OneWest Bank, FSB as a lender, increased the borrowings under the Original Loan to $80.0 million and extended the maturity date of the Original Loan to October 30, 2015.  On August 11, 2015, the JV through HF-T1 entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the “Amended Loan Agreement”), which amends and restates in its entirety the Construction Loan Agreement and the Modification.

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, our company and HF agreed that we would make an additional capital contribution of $38.7 million to the JV for the JV through HF-T1 to use to make a payment on the Original Loan. The payment equaled our 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the “New Loan”). The New Loan is being used by the JV through HF-T1 to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense related to the New Loan has been included in our consolidated statements of equity within non-controlling interests.  The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated June 30, 2015.  We had $63.7 million outstanding under the Amended Loan Agreement, which is included in short-term borrowings as of December 31, 2019.

As of December 31, 2019, outstanding short-term and long-term borrowings were $121.2 million, of which $115.4 million relates to loans for our domestic and China distribution center. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this annual report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreement, existing cash and investments balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through March 31, 2021.  Our future capital requirements will depend on many factors, including, but not limited to, the global economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, the costs of upgrading our domestic and European distribution centers, the amount and timing of share repurchases, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, and any potential acquisitions of other brands or companies. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition, results of operations and cash flows. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2019 (In thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Short-term borrowings	$5,789	$5,789	$—	$—	$—
Long-term borrowings (1)	117,138	65,413	51,725	—	—
Operating lease obligations (2)	1,387,959	236,604	394,299	317,290	439,766
Purchase obligations (3)	1,290,431	1,290,431	—	—	—
Warehouse and equipment (4)	302,940	127,940	175,000	—	—
Corporate construction contracts (5)	152,450	85,162	67,288	—	—
Minimum payments related to other arrangements	51,120	22,266	28,854	—	—
Total (6)	$3,307,827	$1,833,605	$717,166	$317,290	$439,766

(1)	Amounts include anticipated interest payments based on interest rates currently in effect.
(2)

Operating lease obligations consists primarily of real properly leases for our retail stores, corporate offices, European and other international distribution centers. These leases frequently include options that permit us to extend beyond the terms of the initial fixed term. We currently expect to fund these commitments with cash flows from operations and existing cash and investment balances.

(3)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $214.7 million, (ii) outstanding letters of credit of $3.8 million and (iii) open purchase commitments with our foreign manufacturers for $1,071.9 million. We currently expect to fund these commitments with cash flows from operations and existing cash and investment balances.

(4)	Amounts include warehouse and equipment upgrades for our China and Rancho Belago distribution centers.
(5)	During 2018, we entered into construction agreements with McCarthy Construction Company for the construction of additional corporate facilities in Manhattan Beach, California.
(6)

Our consolidated balance sheet, as of December 31, 2019, included $10.6 million in unrecognized tax benefits. Future payments related to these unrecognized tax benefits have not been presented in the table above, due to the uncertainty of the amounts, the potential timing of cash settlements with the tax authorities, and uncertainty whether any settlement would occur.  In addition, the table above does not include payments of $72.8 million over the next six years related to the provisional one-time tax liability recorded due to the Tax Act.

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

We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements: revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of intangibles and long-lived assets, goodwill, litigation reserves, and tax estimates and valuation of deferred income taxes.

Revenue Recognition. We derive income from the sale of footwear and royalties earned from licensing the Skechers brand. We recognize revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For North America, goods are shipped Free on Board (“FOB”) shipping point directly from our domestic distribution center in Rancho Belago, California. For international wholesale customers, product is shipped FOB shipping point, (i) direct from our distribution center in Liege, Belgium, (ii) to third-party distribution centers in Central America, South America and Asia, and (iii) directly from third-party manufacturers to our other international customers.  For our distributor sales, the goods are generally delivered directly from the independent factories to third-party distribution centers or to our distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. We recognize revenue on wholesale sales upon shipment as that is when the customer obtains control of the promised goods. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost and not as a separate performance obligation.  We generate retail revenues primarily from the sale of footwear to customers at retail locations or through our websites. For our in-store sales, we recognize revenue at the point of sale. For sales made through our websites, we recognize revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from direct-to-consumer or retail customers are excluded from reported revenues.

We record accounts receivable at the time of shipment when our right to the consideration becomes unconditional. We typically extend credit terms to our wholesale customers based on their creditworthiness and generally we do not receive advance payments. Generally, wholesale customers do not have the right to return goods, however, we periodically decide to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded.  Retail and direct-to-consumer sales generally represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such, we have determined that an allowance for doubtful accounts for direct-to-consumer sales is not necessary.

We earn royalty income from our licensing arrangements that qualify as symbolic licenses rather than functional licenses. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue is earned (i.e., as licensed sales are reported to us or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product or, in some cases, minimum royalty payments. We calculate and accrue estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales.

Judgments

We considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.   We accrue a liability for product returns at the time of sale based on our historical experience.  We also accrue amounts for goods expected to be returned in salable condition. As of December 31, 2019 and December 31, 2018, our sales returns liability totaled $86.5 million and $67.3 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

Allowance for bad debts, returns, sales allowances and customer chargebacks. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and our experience with the account. When a customer’s account becomes significantly past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowances for returns, sales allowances and customer chargebacks are recorded against revenue. Allowances for bad debts are recorded to general and administrative expenses. Retail and direct-to-consumer receivables represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such we have determined that no allowance for doubtful accounts is necessary.

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. We base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. We review all of our stores for impairment annually or more frequently if events or changes in circumstances require it. We prepare a summary of cash flows for each of our retail stores, to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of twenty-four months are then reviewed in detail to determine whether impairment exists.  Management reviews both quantitative and qualitative factors to assess whether a triggering event occurred. For the years ended December 31, 2019, 2018 and 2017, respectively we did not record an impairment charge.

Goodwill.  We assess goodwill for impairment annually or more frequently if events or changes in circumstances require it. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. We also consider the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand and acceptance of products, or factors impacting the industry generally. The fair value assessment could change materially if different estimates and assumptions were used.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales, as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. During 2019 and 2018, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. As of December 31, 2019, we have $72.0 million and $48.8 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200-basis point increase in interest rates would have increased interest expense by less than $1.1 million for the year ended December 31, 2019. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations during the remainder of 2020. The interest rate charged on our domestic secured line of credit facility is based on the prime rate of interest, our domestic distribution center loan is based on the one month LIBOR and our China DC Loan is based on a reference rate provided by the People’s Bank of China.  Changes in these interest rates will have an effect on the interest charged on outstanding balances. As of December 31, 2019, there was no amount outstanding under our domestic credit facility, $63.7 million outstanding on our domestic distribution center loan and $51.3 million on our China DC Loan.

We have entered into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of December 31, 2019 to hedge the cash flows on our $63.7 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $63.7 million at December 31, 2019. Our average receive rate was one month LIBOR and the average pay rate was 2.08%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, the Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $1.5 million and a cumulative foreign currency translation loss of $16.7 million for the years ended December 31, 2019 and 2018, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at December 31, 2019 would have reduced the values of our net investments by approximately $52.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

index to CONSOLIDATED FINANCIAL STATEMENTS and Financial statement schedule

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases and Revenue

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of the Accounting Standards Codification (“ASC”). – Leases (“ASC 842”).

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of the ASC 606, “Revenue from Contracts with Customers.”

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of ASC 842 Leases Accounting Standard

As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company adopted ASC 842 - Leases, on January 1, 2019, using the modified retrospective transition method. On the date of adoption, the Company recorded operating lease right-of-use assets totaling $1,035.0 million.

We identified the adoption of ASC 842 as a critical audit matter. In implementing the new accounting standard, management’s judgments included: (i) evaluation of the new accounting standard and establishment of new accounting policies and practices, (ii) configuring and implementing the new lease system module according to the new standard, (iii) determining the completeness and accuracy of lease contracts as of the adoption date, and (iv) evaluating inputs and assumptions used in recording the impact of the adoption including application of the practical expedients and the incremental borrowing rates. Auditing the Company’s adoption of ASC 842 was especially challenging and complex due to the audit effort required to analyze the effect of the adoption on the significant number of lease contracts that are disaggregated in various countries and the specialized skills and knowledge needed to assess the reasonableness of the incremental borrowing rates.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls related to the Company’s adoption of ASC 842 including controls over: (i) evaluation of the completeness and accuracy of lease contracts at the date of adoption, (ii) assessment of the accuracy of the lease system module’s calculation of right-of-use assets, lease liabilities, and the associated amortization expense, and (iii) evaluation of the incremental borrowing rates.

•

Evaluating management’s accounting policies and practices, including the reasonableness of management’s judgments and assumptions related to: (i) evaluation of the incremental borrowing rates, and (ii) evaluation of practical expedients.

•

Testing a sample of lease contracts and relevant inputs and assumptions to evaluate management’s calculation of the operating lease right-of-use asset and operating lease liability balances including testing the completeness and accuracy of relevant inputs and outputs including the terms of the leases used in the adoption of ASC 842.

•	Testing the completeness and accuracy of lease contracts included in the new lease system module.
•	Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the Company’s incremental borrowing rates at the adoption date.

Ongoing Accounting for Leases

As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company adopted ASC 842 on January 1, 2019. As of December 31, 2019, the Company’s right-of-use asset was $1,073.7 million and the lease liability was $1,157.1 million. The Company operates in the United States and various foreign countries and continues to expand its operations. The Company continues to execute new lease contracts and negotiate extensions and amendments of existing lease contracts.

We identified the ongoing accounting for leases under ASC 842 as a critical audit matter. The Company’s ongoing lease processes include the following: (i) ensuring the completeness of new leases, lease extensions and amendments, and (ii) assessment of incremental borrowing rate for each lease. Auditing these elements involved especially challenging auditor judgment and additional audit effort due to the significant number of leases that are disaggregated in various countries and the specialized skills and knowledge needed to assess the reasonableness of the incremental borrowing rates.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls relating to management’s assessment of: (i) the completeness and accuracy of newly executed lease contracts, extensions, and amendments to existing lease contracts, and (ii) the determination of the incremental borrowing rates.

•	Testing the appropriateness of the calculation of the right-of-use asset balance, operating lease liability and a corresponding amortization expense for a sample of lease contracts.
•	Testing the completeness and accuracy of lease contracts included in the new lease system module.
•	Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the Company’s incremental borrowing rates.

Accounting for Income Taxes

As described in Note 16 to the Company’s consolidated financial statements, the Company’s total tax expense for the fiscal year ended December 31, 2019 was $88.8 million, of which $19.3 million represented U.S. Federal tax expense, $5.6 million represented U.S. State tax expense, and the remaining $63.9 million represented foreign tax expense. The Company operates in multiple jurisdictions worldwide through its wholly-owned subsidiaries and several joint ventures.

We identified accounting for the Company’s income tax provision as a critical audit matter. The Company’s tax provision processes include the following: (i) reporting and data accumulation from multiple foreign jurisdictions, (ii) evaluation of potential impact of recent changes in regulations and tax laws in the United States and various foreign jurisdictions, (iii) evaluation of assumptions in the Company’s assessment of deferred tax assets and liabilities and related valuation allowances, (iv) development of complex assumptions used in transfer pricing studies and related determinations, and (v) assessment of repatriation of foreign earnings and cash balances. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls relating to management’s assessment of: (i) completeness and accuracy of reporting and data accumulation from multiple foreign jurisdictions, (ii) potential implications of recent changes in regulations and tax laws in various foreign jurisdictions, and (iii) reasonableness of assumptions used in valuation allowances, transfer pricing studies and repatriation of foreign earnings and cash balances.

•

Evaluating management’s computation of deferred tax assets and liabilities and assessing the reasonableness of assumptions used in the Company’s valuation allowances for certain significant jurisdictions.

•	Assessing management’s application of new and updated regulatory and legislative guidance and tax laws in various jurisdictions.
•	Testing mathematical accuracy and computation of the tax provision and reviewing relevant source documents.
•

Utilizing personnel with specialized skill and knowledge in transfer pricing to assist in evaluating the reasonableness of the Company’s assumptions, inputs and overall conclusions reached related to transfer pricing studies over inter-company transactions.

•

Utilizing personnel with specialized skill and knowledge in domestic and foreign taxes to assist in evaluating the reasonableness of the Company’s assumptions, inputs and methods used to estimate certain tax reserves and appropriateness of conclusions reached related to foreign earnings repatriations.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Los Angeles, California

February 28, 2020

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$824,876	$872,237
Short-term investments	112,037	100,029
Trade accounts receivable, less allowances of $24,106 in 2019 and $25,616 in 2018	645,303	501,913
Other receivables	53,932	55,683
Total receivables	699,235	557,596
Inventories	1,069,863	863,260
Prepaid expenses and other current assets	113,580	79,018
Total current assets	2,819,591	2,472,140
Property, plant and equipment, net	738,925	585,457
Operating lease right-of-use assets	1,073,660	—
Deferred tax assets	49,088	39,431
Long-term investments	94,589	93,745
Other assets, net	117,090	37,482
Total non-current assets	2,073,352	756,115
TOTAL ASSETS	$4,892,943	$3,228,255
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$66,234	$1,666
Short-term borrowings	5,789	7,222
Accounts payable	764,844	679,553
Operating lease liabilities	191,129	—
Accrued expenses	210,235	161,781
Total current liabilities	1,238,231	850,222
Long-term borrowings, excluding current installments	49,183	88,119
Long-term operating lease liabilities	966,011	—
Deferred tax liabilities	322	451
Other long-term liabilities	103,089	100,188
Total non-current liabilities	1,118,605	188,758
Total liabilities	2,356,836	1,038,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 131,071 and 129,525 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	131	129
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 22,408 and 23,983 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	22	24
Additional paid-in capital	306,669	375,017
Accumulated other comprehensive loss	(29,993)	(31,488)
Retained earnings	2,037,836	1,691,276
Skechers U.S.A., Inc. equity	2,314,665	2,034,958
Non-controlling interests	221,442	154,317
Total stockholders' equity	2,536,107	2,189,275
TOTAL LIABILITIES AND EQUITY	$4,892,943	$3,228,255

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Sales	$5,220,051	$4,642,068	$4,164,160
Cost of sales	2,728,894	2,418,463	2,225,271
Gross profit	2,491,157	2,223,605	1,938,889
Royalty income	22,493	20,582	16,666
	2,513,650	2,244,187	1,955,555
Operating expenses:
Selling	369,901	350,435	327,201
General and administrative	1,625,306	1,455,987	1,245,474
	1,995,207	1,806,422	1,572,675
Earnings from operations	518,443	437,765	382,880
Other income / (expense):
Interest income	11,782	10,128	2,420
Interest expense	(7,509)	(5,847)	(6,677)
Other, net	(6,711)	(10,162)	5,637
Total other income / (expense)	(2,438)	(5,881)	1,380
Earnings before income tax expense	516,005	431,884	384,260
Income tax expense	88,753	60,611	149,156
Net earnings	427,252	371,273	235,104
Less: Net earnings attributable to non-controlling interests	80,692	70,232	55,914
Net earnings attributable to Skechers U.S.A., Inc.	$346,560	$301,041	$179,190
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$2.26	$1.93	$1.15
Diluted	$2.25	$1.92	$1.14
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	153,392	155,815	155,651
Diluted	154,151	156,450	156,523

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net earnings	$427,252	$371,273	$235,104
Other comprehensive income:
Gain (loss) on foreign currency translation adjustment	1,298	(24,806)	19,119
Comprehensive income	428,550	346,467	254,223
Less: Comprehensive income attributable to noncontrolling interests	80,495	62,170	63,173
Comprehensive income attributable to Skechers U.S.A., Inc.	$348,055	$284,297	$191,050

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at January 1, 2017	130,386	24,545	$130	$24	$419,038	$(26,604)	$1,211,045	$1,603,633	$81,881	$1,685,514
Net earnings	—	—	—	—	—	—	179,190	179,190	55,914	235,104
Foreign currency translation adjustment	—	—	—	—	—	11,860	—	11,860	7,259	19,119
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	46	46
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(25,953)	(25,953)
Stock compensation expense	—	—	—	—	28,902	—	—	28,902	—	28,902
Proceeds from issuance of common stock under the employee stock purchase plan	240	—	—	—	5,479	—	—	5,479	—	5,479
Shares issued under the Incentive Award Plan	1,158	—	2	—	(2)	—	—	—	—	—
Balance at December 31, 2017	131,784	24,545	$132	$24	$453,417	$(14,744)	$1,390,235	$1,829,064	$119,147	$1,948,211
Net earnings	—	—	—	—	—	—	301,041	301,041	70,232	371,273
Foreign currency translation adjustment	—	—	—	—	—	(16,744)	—	(16,744)	(8,062)	(24,806)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	-	(27,000)	(27,000)
Stock compensation expense	—	—	—	—	30,468	—	-	30,468	-	30,468
Proceeds from issuance of common stock under the employee stock purchase plan	222	—	—	—	5,297	—	—	5,297	-	5,297
Shares issued under the Incentive Award Plan	1,018	—	1	—	(1)	—	—	-	-	-
Shares redeemed for employee tax withholdings	(405)	—	(1)	—	(14,190)	—	—	(14,191)	-	(14,191)
Conversion of Class B Common Stock into Class A Common Stock	562	(562)	—	—	—	—	—	—	—	—
Repurchases of common stock	(3,656)	—	(3)	—	(99,974)	—	—	(99,977)	—	(99,977)
Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	346,560	346,560	80,692	427,252
Foreign currency translation adjustment	—	—	—	—	—	1,495	—	1,495	(197)	1,298
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	36,934	36,934
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(38,675)	(38,675)
Purchase of non-controlling interest	—	—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	41,076	—	—	41,076	—	41,076
Proceeds from issuance of common stock under the employee stock purchase plan	261	—	—	—	6,173	—	—	6,173	—	6,173
Shares issued under the Incentive Award Plan	1,117	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(438)	—	—	—	(14,313)	—	—	(14,313)	—	(14,313)
Conversion of Class B Common Stock into Class A Common Stock	1,575	(1,575)	2	(2)	—	—	—	—	—	—
Repurchases of common stock	(969)	—	(1)	—	(30,018)	—	—	(30,019)	—	(30,019)
Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,836	$2,314,665	$221,442	$2,536,107
See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$427,252	$371,273	$235,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	111,515	109,680	96,510
Provision for bad debts and returns	52,456	35,730	18,398
Share based compensation	41,076	30,468	28,902
Deferred income taxes	(7,568)	(9,767)	(3,947)
Other items, net	334	550	(2,187)
Net foreign currency adjustments	2,114	10,072	(7,749)
(Increase) decrease in assets:
Receivables	(118,390)	(136,188)	(102,222)
Inventories	(171,903)	(7,212)	(158,628)
Other assets	(69,234)	(30,069)	(18,061)
Increase (decrease) in liabilities:
Accounts payable	154,464	174,352	(12,806)
Other liabilities	4,436	19,663	86,023
Net cash provided by operating activities	426,552	568,552	159,337
Cash flows from investing activities:
Capital expenditures	(236,111)	(143,036)	(135,976)
Acquisitions, net of cash acquired	(100,658)	—	—
Proceeds from sale of property, plant and equipment	5,547	—	(214)
Purchases of investments	(189,624)	(446,127)	(2,344)
Proceeds from sales and maturities of investments	176,773	269,749	284
Net cash used in investing activities	(344,073)	(319,414)	(138,250)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through employee stock purchase plan	6,173	5,297	5,479
Repayments on long-term debt	(4,108)	(1,683)	(1,783)
Proceeds from long-term debt	33,296	18,626	5,745
Proceeds (payments) on short-term borrowings	(1,433)	(787)	1,925
Payments for taxes related to net share settlement of equity awards	(14,313)	(14,191)	—
Repurchase of Class A Common Stock	(30,019)	(99,977)	—
Cash used for purchase of India non-controlling interest	(82,894)	—	—
Distributions to non-controlling interests of consolidated entity	(38,675)	(27,000)	(25,953)
Contribution from non-controlling interests of consolidated entity	—	—	46
Net cash used in financing activities	(131,973)	(119,715)	(14,541)
Effect of exchange rates on cash and cash equivalents	2,133	6,383	11,349
Net change in cash and cash equivalents	(47,361)	135,806	17,895
Cash and cash equivalents at beginning of the year	872,237	736,431	718,536
Cash and cash equivalents at end of the year	$824,876	$872,237	$736,431
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,140	$5,568	$6,392
Income taxes, net	88,753	93,041	56,633
Non-cash transactions:
Land and other assets contribution from non-controlling interest	36,934	—	—

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 and 2017

(1)	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	The Company and Basis of Presentation

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear. The Company operates 497 domestic and 303 international retail stores and direct-to-consumer business as of December 31, 2019.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in prior years to conform to the current year presentation.

(b)	Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Significant areas requiring the use of estimates relate primarily to revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of intangibles and long-lived assets, goodwill, litigation reserves and valuation of deferred income taxes. Actual results could differ materially from those estimates.
(c)	Revenue Recognition

In accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), the Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company derives income from the sale of footwear and royalties earned from licensing the Skechers brand. For North America, goods are shipped Free on Board (“FOB”) shipping point directly from the Company’s domestic distribution center in Rancho Belago, California. For international wholesale customers product is shipped FOB shipping point, (i) direct from the Company’s distribution center in Liege, Belgium, (ii) to third-party distribution centers in Central America, South America and Asia, (iii) directly from third-party manufacturers to other international customers. For distributor sales, the goods are generally delivered directly from the independent factories to third-party distribution centers or to distributors’ freight forwarders on a Free Named Carrier (“FCA”) basis. The Company recognizes revenue on wholesale sales upon shipment as that is when the customer obtains control of the promised goods. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost and not as a separate performance obligation. The Company generates direct-to-consumer revenues primarily from the sale of footwear to customers at retail locations or through the Company’s websites. For in-store sales, the Company recognizes revenue at the point of sale. For sales made through its websites, the Company recognizes revenue upon shipment to the customer which is when the customer obtains control of the promised good.  Sales and value added taxes collected from direct-to-consumer customers are excluded from reported revenues.

The Company records accounts receivable at the time of shipment when the Company’s right to the consideration becomes unconditional. The Company typically extends credit terms to its wholesale customers based on their creditworthiness and generally does not receive advance payments. Generally, wholesale customers do not have the right to return goods, however, the Company periodically decides to accept returns or provide customers with credits. Allowances for estimated returns, discounts, doubtful accounts and chargebacks are provided for when related revenue is recorded.  Retail and direct-to-consumer sales represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that an allowance for doubtful accounts for retail and direct-to-consumer sales is not necessary.

The Company earns royalty income from its licensing arrangements, which qualify as symbolic licenses rather than functional licenses. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue is earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement).  The Company applies the sales-based royalty exception for the royalty income based on sales and recognizes revenue only when subsequent sales occur. The Company calculates and accrues estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales.

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment.   The Company accrues a liability for product returns at the time of sale based on historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of December 31, 2019, and December 31, 2018, the Company’s sales returns liability totaled $86.5 million and $67.3 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605, Revenue Recognition.
(d)	Business Combinations

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.  The purchase price allocation is subject to adjustment until the Company has completed its analysis within the measurement period. In the second quarter of 2019, the Company purchased a 60% interest in Manhattan SKMX, de R.L. de C.V. (“Skechers Mexico”), for a total cash consideration of $100.7 million, net of cash acquired. Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are consolidated in the consolidated financial statements. The Company is in the final process of completing the purchase price allocation, which will be completed by April 1, 2020. However, the finalization may result in changes in the assets acquired and tax-related items. Pro forma results of operations have not been presented because the effects of the acquisition, individually and in the aggregate, were not material to the Company’s consolidated financial statements.
(e)	Business Segment Information

The Company’s operations and segments are organized along its distribution channels and consist of the following: domestic wholesale, international wholesale, and direct-to-consumer sales. Information regarding these segments is summarized in Note 20 – Segment and Geographic Reporting.
(f)	Noncontrolling Interests

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout Mexico, Asia and the Middle East or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”)’s under Accounting Standards Codification (“ASC”) 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined that it is the primary beneficiary for these VIE’s because the Company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity, or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2019 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

(g)	Fair Value of Financial Instruments

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

As of August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan (see Note 8 - Derivative Instruments). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of December 31, 2019, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s consolidated balance sheets.
(h)	Cash and Cash Equivalents

Cash and cash equivalents include deposits with initial terms of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
(i)	Investments

In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.  Investments consist of U.S. Treasury Bonds, U.S. Agency securities, corporate notes and bonds, asset-backed securities and actively traded mutual funds.
(j)	Allowance for Bad Debts, Returns, Sales Allowances and Customer Chargebacks

The Company provides a reserve, charged against revenue and its receivables, for estimated losses that may result from its customers’ inability to pay. To minimize the likelihood of uncollectability, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and the Company’s experience with the account. When a customer’s account becomes significantly past due, the Company generally places a hold on the account and discontinues further shipments to that customer, minimizing further risk of loss. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and its customers’ credit-worthiness.  Amounts later determined and specifically identified to be uncollectible are charged against this reserve. Allowance for returns, sales allowances and customer chargebacks are recorded against revenue. Allowances for bad debts are recorded to general and administrative expenses. Retail and direct-to-consumer receivables represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary.

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

(k)	Inventories

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

(l)	Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is computed using the straight-line method, which based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Useful life or remaining lease term, whichever is shorter

Property, plant and equipment subject to depreciation and amortization is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company reviews both quantitative and qualitative factors to assess whether a triggering event occurred. The Company reviews all stores for impairment annually or more frequently if events or changes in circumstances require it. The Company prepares a summary of store cash flows from its retail stores to assess potential impairment of the fixed assets, leasehold improvements, and operating lease right-of-use assets. Stores with negative cash flows which have been open in excess of 24 months are then reviewed in detail to determine whether impairment exists. Recoverability of assets or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company did not record impairment charges during the years ended December 31, 2019, 2018 or 2017.
(m)	Goodwill

Goodwill is assigned to reporting units. Goodwill is not amortized, but the Company assesses goodwill for impairment annually or more frequently if events or changes in circumstances require it. First, the Company determines if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment involves calculating an estimated fair value of each reporting unit based on projected future cash flows and comparing the estimated fair values of the reporting units to their carrying amounts, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, including goodwill, no impairment is recognized. However, if the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total goodwill balance of the reporting unit. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. The Company also considers the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand and acceptance of products, or factors impacting the industry generally. The fair value assessment could change materially if different estimates and assumptions were used.

(n)	Income Taxes

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
(o)	Foreign Currency Translation

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
(p)	Comprehensive Income

Comprehensive income is presented in the consolidated statements of comprehensive income. Comprehensive income consists of net earnings, foreign currency translation adjustments, and income attributable to non-controlling interests.
(q)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run, or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was approximately $297.1 million, $278.4 million and $260.4 million, respectively. Prepaid advertising costs were $6.4 million and $4.4 million at December 31, 2019 and 2018, respectively. Prepaid amounts outstanding at December 31, 2019 and 2018 represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but not run, as of December 31, 2019 and 2018, respectively.
(r)	Product Design and Development Costs

The Company charges all product design and development costs to general and administrative expenses, when incurred. Product design and development costs aggregated approximately $16.8 million, $18.5 million, and $18.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.
(s)	Warehouse and Distribution Costs

The Company’s distribution network-related costs are included in general and administrative expenses and are not allocated to specific segments. The expenses related to its distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of its products totaled $276.4 million, $249.6 million and $219.6 million for 2019, 2018 and 2017, respectively.
(t)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability among organizations relating to leases. Lessees are required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the earnings statement and cash flows; however, substantially all leases are required to be recognized on the balance sheet. ASU 2016-02 requires quantitative and qualitative disclosures regarding key information about leasing arrangements. This standard allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also provides for certain practical expedients.  The Company adopted this ASU on January 1, 2019, using the optional transition method and also elected to use the ‘package of practical expedients’, which allows the Company not to continue to reassess previous conclusions about lease identification, lease classification and initial direct costs. The Company did not recognize any adjustment to opening balance of retained earnings.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-02”). The standard permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Effective January 1, 2019, the Company adopted ASU 2018-02 and the adoption of ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” (“ASU 2018-15”).  ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-15; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU no. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU No. 2019-12”). The amendment removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2019-12; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s investments consists of mutual funds held in the Company’s deferred compensation plan and classified as trading securities, U.S. Treasury securities, corporate notes and bonds and U.S. Agency securities, that the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$662,355	$-	$-	$662,355	$662,355	$-	$-
Level 1:
Money market funds	162,521	-	-	162,521	162,521	-	-
U.S. Treasury securities	9,686	-	-	9,686	-	1,679	8,007
Total level 1	172,207	-	-	172,207	162,521	1,679	8,007
Level 2:					-	-	-
Corporate notes and bonds	132,431	-	-	132,431	-	104,130	28,301
Asset-backed securities	23,614	-	-	23,614	-	263	23,351
U.S. Agency securities	12,352	-	-	12,352	-	5,965	6,387
Mutual funds	28,543	-	-	28,543	-	-	28,543
Total level 2	196,940	-	-	196,940	-	110,358	86,582
TOTAL	$1,031,502	$-	$-	$1,031,502	$824,876	$112,037	$94,589

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$713,624	$-	$-	$713,624	$713,624	$-	$-
Level 1:
Money market funds	158,613	-	-	158,613	158,613	-	-
U.S. Treasury securities	6,955	-	-	6,955	-	4,979	1,976
Total level 1	165,568	-	-	165,568	158,613	4,979	1,976
Level 2:					-	-	-
Corporate notes and bonds	132,280	-	-	132,280	-	88,412	43,868
Asset-backed securities	23,310	-	-	23,310	-	2,115	21,195
U.S. Agency securities	10,272	-	-	10,272	-	4,523	5,749
Mutual funds	20,957	-	-	20,957	-	-	20,957
Total level 2	186,819	-	-	186,819	-	95,050	91,769
TOTAL	$1,066,011	$-	$-	$1,066,011	$872,237	$100,029	$93,745

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are typically less than two years.

The Company considers declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

(3)	LEASES

The Company determines if an arrangement is a lease at inception, and, if a lease, what type of lease it is. The Company regularly enters into non-cancellable operating leases for automobiles, retail stores, and real estate leases for offices, showrooms and distribution facilities. Most leases have fixed rental payments. Leases for retail stores typically have initial terms ranging from 5 to 10 years. Other real estate or facility leases may have initial lease terms of up to 20 years. The Company considers renewal options in the lease term if they are reasonably certain to be exercised. These leases are included within operating lease ROU assets and liabilities on the Company’s consolidated balance sheet as of December 31, 2019. The predominant asset for most real estate leases is the right to occupy the space which the Company has determined is the single lease component. Many of the Company’s real estate leases include options to extend or to terminate the lease that are not reasonably certain at the time of determining the expected lease term. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs. Other occupancy-related costs which are considered as non-lease components. Percentage rent expense, which is specified in the lease agreement, is owed when sales at individual retail store locations exceed a base amount. Percentage rent expense is recognized in the consolidated financial statements when incurred. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the earlier of the beginning of the lease term or when the Company takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as an operating lease liability.  Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term at the commencement date. Most of the Company’s leases do not provide an implicit borrowing rate.  Therefore, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration.  The incremental borrowing rate is then used at the commencement date of the lease to determine the present value of future lease payments. The operating lease ROU asset also includes lease payments made and lease incentives and initial direct costs incurred. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2018 and 2017 approximated $257.6 million, and $223.7 million, respectively. As of December 31, 2019, current liabilities related to operating leases were $191.1 million.

The future minimum obligations under operating leases in effect as of December 31, 2019 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows (in thousands):

December 31, 2019
2020	$236,604
2021	211,466
2022	182,833
2023	164,467
2024	152,823
Thereafter	439,766
Total lease payments	1,387,959
Less: Imputed interest	(230,819)
$1,157,140

Operating lease cost and other information (in thousands):

Year ended
December 31, 2019
Fixed lease cost	$246,296
Variable lease cost	13,104
Operating cash flows used for leases	264,424
Noncash right-of-use assets recorded for lease liabilities:
For January 1 adoption of Topic 842	1,035,062
In exchange for new lease liabilities during the period	122,078
Weighted-average remaining lease term	4.66 years
Weighted-average discount rate	4.20%

As of December 31, 2019, the Company has additional operating leases, primarily for new retail stores, that have not yet commenced which will generate additional right-of-use assets of $30.8 million. These operating leases will commence in 2020 with lease terms ranging from 1 year to 10 years.

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2019 and 2018 is summarized as follows (in thousands):

	2019	2018
Land	$90,862	$83,163
Buildings and improvements	349,066	246,893
Furniture, fixtures and equipment	454,837	374,706
Leasehold improvements	453,805	401,514
Total property, plant and equipment	1,348,570	1,106,276
Less accumulated depreciation and amortization	609,645	520,819
Property, plant and equipment, net	$738,925	$585,457

(5)	ACCRUED EXPENSES

Accrued expenses at December 31, 2019 and 2018 are summarized as follows (in thousands):

	2019	2018
Accrued inventory purchases	$48,923	$40,493
Accrued payroll and taxes	92,264	72,822
Return reserve liability	69,048	48,466
Accrued expenses	$210,235	$161,781

(6)	LINE OF CREDIT

On November 21, 2019, the Company entered into a $500.0 million senior unsecured revolving credit facility, which matures on November 21, 2024 (the “2019 Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The 2019 Credit Agreement replaced the Company’s then existing $250.0 million loan and security agreement dated June 30, 2015 with Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association that was set to expire on June 30, 2020. The 2019 Credit Agreement may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $25.0 million.   The Company may use the proceeds from the 2019 Credit Agreement for working capital and other lawful corporate purposes. At the Company’s option, any loan (other than swingline loans) will bear interest at a rate equal to (a) LIBOR plus an applicable margin between 1.125% and 1.625% based upon the Company’s Total Adjusted Net Leverage Ratio (as defined in the 2019 Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate and (iii) LIBOR plus 1.00%) plus an applicable margin between 0.125% and 0.625% based upon the Company’s Total Adjusted Net Leverage Ratio.  Any swingline loan will bear interest at the base rate. The Company will pay a variable commitment fee of between 0.125% and 0.25% of the actual daily unused amount of each lender’s commitment, and will also pay a variable letter of credit fee of between 1.125% and 1.625% on the maximum amount available to be drawn under each issued and outstanding letter of credit, both of which are based upon the Company’s Total Adjusted Net Leverage Ratio.  The 2019 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2019 Credit Agreement also requires that the total adjusted net leverage ratio not exceed 3.75, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The 2019 Credit Agreement provides for customary events of default including payment defaults, breaches of representations or warranties or covenants, cross defaults with certain other indebtedness to third parties, certain judgments/awards/orders, a change of control, bankruptcy and insolvency events, inability to pay debts, ERISA defaults, and invalidity or impairment of the 2019 Credit Agreement or any loan documentation related thereto, with, in certain circumstances, cure periods. Certain of the lenders party to the 2019 Credit Agreement, and their respective affiliates, have performed, and may in the future perform for the Company and the Company’s subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses. The Company paid origination, arrangement and legal fees of $1.6 million on the 2019 Credit Agreement, which are being amortized to interest expense over the five-year life of the facility. As of December 31, 2019, there was no amount outstanding under the Company’s 2019 Credit Agreement. The remaining balance in short-term borrowings as of December 31, 2019 is related to the Company’s international operations.

(7)	SHORT AND LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Note payable to banks, due in monthly installments of $348 (includes principal and interest), variable-rate interest at 5.24% per annum, secured by property, balloon payment of $62,843 due August 2020	$63,692	$65,148
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $393 due January 2021	393	5,800
Note payable to TCF Equipment Finance, Inc., due in monthly installments of $30 (includes principal and interest), fixed- rate interest at 5.24% per annum, paid in July 2019	—	210
Loan payable to a bank, variable-rate interest at 4.275% per annum, due September 2023	48,791	18,626
Loan payable to a bank, variable-rate interest at 3.915% per annum, due October 2020	2,541	—
Subtotal	115,417	89,785
Less: current installments	66,234	1,666
Total long-term borrowings	$49,183	$88,119

The aggregate maturities of long-term borrowings at December 31, 2019 are as follows (in thousands):

2020	$63,692
2021	3,290
2022	36,848
2023	11,587
2024	—
$115,417

On September 29, 2018, through the Taicang subsidiary, the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (the “China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of the Company’s distribution center in China. Interest will be paid quarterly.  The interest rate will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate at December 31, 2019 was 4.275% and may increase or decrease over the life of the loan, and will be evaluated every 12 months.  The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023.  The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. As of December 31, 2019, there was $48.8 million outstanding under this credit facility, which is classified as long-term borrowings in the Company’s consolidated balance sheets.

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

As of the date of the Amended Loan Agreement, the outstanding principal balance of the Original Loan was $77.3 million. In connection with this refinancing of the Original Loan, the JV, the Company and HF Logistics (“HF”) agreed that the Company would make an additional capital contribution of $38.7 million to the JV, through HF-T1, to make a payment on the Original Loan based on the Company’s 50% equity interest in the JV. The payment equaled the Company’s 50% share of the outstanding principal balance of the Original Loan. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the “New Loan”). The New Loan is being used by the JV, through HF-T1, to (i) refinance all amounts owed on the Original Loan after taking into account the payment described above, (ii) pay $0.9 million in accrued interest, loan fees and other closing costs associated with the New Loan and (iii) make a distribution of $31.3 million less the amounts described in clause (ii) to HF. Pursuant to the Amended Loan Agreement, the interest rate on the New Loan is the LIBOR Daily Floating Rate (as defined in the Amended Loan Agreement) plus a margin of 2%. The maturity date of the New Loan is August 12, 2020, which HF-T1 has one option to extend by an additional 24 months, or until August 12, 2022, upon payment of a fee and satisfaction of certain customary conditions. On August 11, 2015, HF-T1 and Bank of America, N.A. entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) with Bank of America, N.A. The Interest Rate Swap has an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. The Interest Rate Swap fixes the effective interest rate on the New Loan at 4.08% per annum. Pursuant to the terms of the JV, HF Logistics is responsible for the related interest expense on the New Loan, and any amounts related to the Swap Agreement. The full amount of interest expense paid related to the New Loan has been included in non-controlling interests in the consolidated balance sheets. The Amended Loan Agreement and the Swap Agreement are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the 2015 Credit Agreement dated June 30, 2015. As of December 31, 2019, there was $63.7 million outstanding under the Amended Loan Agreement, which is included in current installments of long-term borrowings.

The Company’s short-term and long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross default provisions, and financial covenants of its short-term and long-term borrowings as of December 31, 2019.

(8)	DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company used an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. On August 12, 2015, in connection with refinancing its domestic distribution center loan, described in Note 7 above, the Company entered into a variable-to-fixed interest rate swap agreement with Bank of America, N.A., to hedge the cash flows on the Company’s $70.0 million variable rate debt. As of December 31, 2019, the swap agreement has an aggregate notional amount of $63.7 million and a maturity date of August 12, 2022, subject to early termination commencing on August 1, 2020 at the option of HF Logistics-SKX T1, LLC (“HF-T1”), a wholly-owned subsidiary of the Company’s joint venture HF Logistics-SKX, LLC (the “JV”). Under the terms of the swap agreement, the Company will pay a weighted-average fixed rate of 2.08% on the $63.7 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. The rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate of 4.08% for the life of the loan thus reducing the impact of interest-rate changes on future interest expense.  Pursuant to the terms of the JV, HF Logistics is responsible for any amounts related to the Swap Agreement.

By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 31, 2019, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.
(9)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Other long term liabilities	$30,675	$21,458
Income taxes payable	72,414	78,730
	$103,089	$100,188

(10)	COMMITMENTS AND CONTINGENCIES
(a)	Product and Other Financing

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.5% for 30- to 60-day financing. The amounts outstanding under these arrangements at December 31, 2019 and 2018 were $214.7 million and $180.5 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Interest expense incurred by the Company under these arrangements amounted to $7.9 million in 2019, $3.3 million in 2018, and $4.8 million in 2017. The Company has open purchase commitments with its foreign manufacturers at December 31, 2019 of $1,071.9 million, which are not included in the accompanying 2019 consolidated balance sheets.

(b)	Litigation

The Company recognizes legal expense in connection with loss contingencies as incurred.

In accordance with U.S. GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2019, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.
(11)	STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 500 million shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), 75 million shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock”), and 10 million shares of preferred stock, par value $0.001 per share.

During 2019 and 2018, certain Class B stockholders converted 1,575,509 and 561,876 shares, respectively, of Class B Common Stock to Class A Common Stock. During 2017, no Class B Common Stock was converted to Class A Common Stock. (see Note 14 - Earnings Per Share).

(12)	NONCONTROLLING INTERESTS

The following VIEs are consolidated into the Company’s consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics (1)	December 31, 2019	December 31, 2018
Current assets	$5,297	$2,121
Non-current assets	104,527	98,148
Total assets	$109,824	$100,269

Current liabilities	$64,600	$2,738
Non-current liabilities	1,009	64,702
Total liabilities	$65,609	$67,440

Product distribution joint ventures	December 31, 2019 (2)	December 31, 2018 (3)
Current assets	$747,668	$540,768
Non-current assets	325,283	128,250
Total assets	$1,072,951	$669,018

Current liabilities	$430,282	$294,640
Non-current liabilities	135,903	26,444
Total liabilities	$566,185	$321,084

(1)	Includes HF Logistics-SKX, LLC and HF Logistics-SKX, T2, LLC.
(2)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, and Manhattan SKMX, S. de R.L. de C.V. (Mexico).

(3)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, Skechers Retail India Private Limited, and Skechers South Asia Private Limited.

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net earnings attributable to non-controlling interests	$80,692	$70,232	$55,914
Distributions to:
HF Logistics-SKX, LLC	3,784	4,374	3,787
Skechers China Limited	32,245	19,915	20,620
Skechers Southeast Asia Limited	2,028	2,025	1,347
Skechers Hong Kong Limited	618	618	199
India distribution joint ventures	—	68	—
Contributions from:
Skechers Korea Co., Ltd.	6,594	—	—
Skechers Footwear Ltd. (Israel)	—	—	46
HF Logistics-SKX, LLC	7,565	—	—
Manhattan SKMX, S. de R.L. de C.V.	22,776	—	—

(13)	SHARE REPURCHASE PROGRAM

On February 6, 2018, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A Common Stock, for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A Common Stock and the program may be suspended or discontinued at any time.

The following table provides a summary of the Company’s Class A Common Stock repurchase activities during the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares repurchased	968,724	3,656,277
Average cost per share	$30.99	$27.34
Total cost of shares repurchased (in thousands):	$30,019	$99,977

(14)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating earnings per share (in thousands):

Basic earnings per share	2019	2018	2017
Net earnings attributable to Skechers U.S.A., Inc.	$346,560	$301,041	$179,190
Weighted average common shares outstanding	153,392	155,815	155,651
Basic earnings per share attributable to Skechers U.S.A., Inc.	$2.26	$1.93	$1.15

Diluted earnings per share	2019	2018	2017
Net earnings attributable to Skechers U.S.A., Inc.	$346,560	$301,041	$179,190

Weighted average common shares outstanding	153,392	155,815	155,651
Dilutive effect of nonvested shares	759	635	872
Weighted average common shares outstanding	154,151	156,450	156,523

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$2.25	$1.92	$1.14

There were 10,838, 352,169, and 116,762 shares excluded from the computation of diluted earnings per share for the year ended December 31, 2019, 2018, and 2017, respectively, because they are anti-dilutive.

(15)	STOCK COMPENSATION
(a)	Incentive Award Plan

On April 16, 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan (the “2007 Plan”), which became effective upon approval by the Company’s stockholders on May 24, 2007 and expired pursuant to its terms on May 24, 2017.

On April 17, 2017, the Company’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”), which became effective upon approval by the Company’s stockholders on May 23, 2017.  The 2017 Plan replaced and superseded in its entirety the 2007 Plan.  A total of 10,000,000 shares of Class A Common Stock were reserved for issuance under the 2017 Plan, which provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the plan to the employees, consultants and directors of the Company and its subsidiaries. The 2017 Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by the Company’s Compensation Committee with respect to other eligible participants.

A summary of the status and changes of nonvested shares related to the 2007 Plan and the 2017 Plan, as of and for the year ended December 31, 2019 is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Nonvested at January 1, 2017	3,043,164	$24.57
Granted	495,600	24.69
Vested/Released	(1,157,207)	20.73
Cancelled	(78,000)	32.62
Nonvested at December 31, 2017	2,303,557	26.25
Granted	1,811,000	38.05
Vested/Released	(1,018,283)	21.91
Cancelled	(127,333)	29.71
Nonvested at December 31, 2018	2,968,941	34.79
Granted	1,603,000	28.45
Vested/Released	(1,116,868)	32.46
Cancelled	(28,250)	39.40
Nonvested at December 31, 2019	3,426,823	32.55

As of December 31, 2019, a total of 6,515,750 shares remain available for grant as equity awards under the 2017 Plan.

The Company recognized in the consolidated statements of earnings compensation expense of $41.1 million, $30.5 million and $28.9 million for grants under its stock compensation plans for the years ended December 31, 2019, 2018, and 2017, respectively. Related excess income tax benefits of $0.3 million, $1.6 million, and $2.6 million was recorded in the statement of earnings for the years ended December 31, 2019, 2018 and 2017, respectively.  Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. There was $81.3 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2019, which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $36.3 million and $22.3 million, respectively.

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

During 2019, 2018 and 2017, 260,630 shares, 221,889 shares and 240,000 shares were issued under the 2018 ESPP and 2008 ESPP for which the Company received approximately $6.2 million, $5.3 million and $5.5 million, respectively. The purchase price discount and the look-back feature cause the 2018 ESPP to be compensatory and the Company recognizes compensation expense, which is computed using Black-Scholes options pricing model.

(16)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	2019	2018	2017
Federal:
Current	$22,899	$11,379	$110,448
Deferred	(3,583)	(3,971)	3,768
Total federal	19,316	7,408	114,216
State:
Current	6,384	5,408	2,747
Deferred	(813)	(1,316)	(3,356)
Total state	5,571	4,092	(609)
Foreign:
Current	66,656	53,071	40,147
Deferred	(2,790)	(3,960)	(4,598)
Total foreign	63,866	49,111	35,549
Total income taxes (benefit)	$88,753	$60,611	$149,156

Due to the enactment of Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the period.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional one-time net tax expense of $99.9 million for the year ended December 31, 2017. In 2018, the Company obtained additional information which reduced the Company’s provisional accounting for certain tax effects of the Tax Act by $10.9 million, from $99.9 million as reported at December 31, 2017, to $89.0 million.

The Company’s provision for income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally lower than in the U.S., ranging from 0.0% to 34.6%. The Company’s provision for income tax expense (benefit) was calculated using the applicable rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) with application of transfer pricing considerations in each jurisdiction, while the Company’s effective tax rate is calculated by dividing income tax expense (benefit) by earnings before income taxes.

The Company’s earnings (loss) before income taxes and income tax expense (benefit) for 2019, 2018 and 2017 are as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
Income tax jurisdiction	Earnings (loss) before income taxes	Income tax expense	Earnings (loss) before income taxes	Income tax expense (benefit)	Earnings (loss) before income taxes	Income tax expense
United States (1)	$4,999	$24,887	$16,597	$11,500	$25,628	$113,607
Peoples Republic of China (“China”)	121,702	30,320	89,429	19,595	95,668	12,971
Hong Kong	50,131	4,303	48,352	8,106	17,778	5,030
Jersey (2)	245,561	—	213,327	—	198,048	—
Non-benefited loss operations (3)	(7,685)	1,184	(11,422)	(3,387)	(17,350)	3,306
Other jurisdictions (4)	101,297	28,059	75,601	24,797	64,488	14,242
Earnings before income taxes	$516,005	$88,753	$431,884	$60,611	$384,260	$149,156
Effective tax rate (5)		17.2%		14.0%		38.8%

(1)	United States income tax expense for 2017 includes a provisional one-time $99.9 million tax expense related to the enactment of the United States Tax Cuts & Jobs Act on December 22, 2017.
(2)	Jersey does not assess income tax on corporate net earnings.
(3)

Consists of entities in the following tax jurisdictions where no tax benefit is recognized in the period being reported because of the provision of offsetting valuation allowances: Barbados, Brazil, China, India, Japan, Macau, Panama, Romania, Thailand, and South Korea.

(4)

Consists of entities in the following tax jurisdictions, each of which comprises not more than 5% of consolidated earnings (loss) before taxes in the period being reported: Albania, Austria, Belgium, Bosnia & Herzegovina, Canada, Chile, Colombia, Costa Rica, France, Germany, Hungary, India, Israel, Italy, Kosovo, Macau, Macedonia, Malaysia, Mexico, Montenegro, Netherlands, Panama, Peru, Poland, Portugal, Serbia, Singapore, Spain, Switzerland, Vietnam, and the United Kingdom.

(5)	The effective tax rate is calculated by dividing income tax expense by earnings before income taxes.

For 2019, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 25%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. During 2019, as reflected in the table above, earnings (loss) before income taxes in the U.S. were $5.0  million, with income tax expense of $24.9 million, which is an average rate of 498%. This rate is higher than the 25% U.S. statutory rate primarily due to the taxation of foreign earnings in the U.S. Earnings (loss) before income taxes in non-U.S. jurisdictions were $511.0 million, with an aggregate income tax expense of $63.9 million, which is an average rate of 12.5%. Combined, this results in consolidated earnings before income taxes for the year of $516.0 million, and consolidated income tax expense for the year of $88.8 million, resulting in an effective tax rate of 17.2%. For 2018, of $511.0 million in earnings before income tax earned outside the U.S., $245.6 million was earned in Jersey, which does not impose a tax on corporate earnings. In Jersey, earnings before income taxes increased by $32.3 million to $245.6 million in 2019 from $213.3 million in 2018. This increase was primarily attributable to an increase in international sales which resulted in an increase in earnings before income taxes in Jersey from royalties and commissions under the terms of inter-subsidiary agreements.  In addition, there were foreign losses of $7.6 million for which no tax benefit was recognized during the year ended December 31, 2019 because of the provision of offsetting valuation allowances. Individually, none of the other foreign jurisdictions included in “Other jurisdictions” in the table above had earnings greater than 5% of consolidated earnings (loss) before taxes in any of the years shown.

As of December 31, 2019, the Company had approximately $824.9 million in cash and cash equivalents, of which $566.4 million, or 68.7%, was held outside the U.S. Of the $566.4 million held by its non-U.S. subsidiaries, approximately $220.3 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s consolidated financial statements as of December 31, 2019.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months.  However, in anticipation of the needs of the Company’s share repurchase program and the need to provide payment of the Company’s provisional Transition Tax liability, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of December 31, 2019. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of its other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to federal income tax but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows (in thousands):

	2019	2018	2017
Expected income tax expense	$108,361	$90,696	$134,491
State income tax, net of federal benefit	1,278	3,051	297
Rate differential on foreign income	(43,327)	(40,065)	(95,565)
Change in unrecognized tax benefits	2,739	820	1,449
Non-deductible compensation	7,126	6,269	6,592
Tax credits	(3,264)	(2,539)	(2,151)
Excess tax benefit on share based compensation	(251)	(1,557)	(2,571)
U.S. tax rate change	—	—	1,923
U.S. transition tax	—	(10,963)	98,015
U.S. tax on foreign earnings	9,786	9,956	—
Other	3,440	2,077	(1,110)
Change in valuation allowance	2,865	2,866	7,786
Total provision (benefit) for income taxes	$88,753	$60,611	$149,156
Effective tax rate	17.2%	14.0%	38.8%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below (in thousands):

	2019	2018
Deferred tax assets:
Inventory adjustments	$6,954	$5,779
Accrued expenses	50,847	42,637
Allowances for bad debts and chargebacks	4,809	3,549
Loss carryforwards	28,605	24,834
Business credit carryforward	8,262	7,015
Share-based compensation	4,521	4,283
Operating lease liabilities	261,984	—
Valuation allowance	(33,044)	(30,179)
Total deferred tax assets	332,938	57,918
Deferred tax liabilities:
Prepaid expenses	5,586	6,263
Right-of-use assets	261,984	—
Depreciation on property, plant and equipment	16,602	12,674
Total deferred tax liabilities	284,172	18,937
Net deferred tax assets	$48,766	$38,981

The $2.9 million increase in the valuation allowance primarily relates to increases in deferred tax assets in certain foreign non-benefited loss jurisdictions as discussed above. The Company believes it is more likely than not that the results of future operations in the remaining jurisdictions will generate sufficient taxable income to realize its net deferred tax assets.

State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2019 were $10.5 million and $31.0 million, respectively. State tax credit and net operating loss carry-forward amounts remaining as of December 31, 2018 were $8.9 million and $31.1 million, respectively. These tax credit and net operating loss carry-forward amounts do not begin to expire until 2023 and 2032, respectively. As of December 31, 2019 and 2018, no valuation allowance against the related deferred tax asset have been recorded for these credit and loss carry-forwards as it is believed the carry-forwards will be fully utilized in reducing future taxable income.

As of December 31, 2019, and 2018, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $154.0 million and $121.5 million, respectively. Some of these net operating losses expire beginning in 2020; however, others can be carried forward indefinitely. As of December 31, 2019, and 2018, valuation allowances of $25.9 million and $21.4 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

The balance of unrecognized tax benefits included in prepaid expenses in the consolidated balance sheets increased by $2.6 million during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018
Beginning balance	$7,975	$7,381
Additions for current year tax positions	1,795	1,161
Additions for prior year tax positions	1,638	—
Reductions for prior year tax positions	—	(55)
Reductions related to lapse of statute of limitations	(842)	(512)
Ending balance	$10,566	$7,975

If recognized, $10.6 million of unrecognized tax benefits would be recorded as a reduction in income tax expense.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense and totaled $0.4 million, $0.2 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Accrued interest and penalties were $2.1 million and $1.8 million as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, the Company’s tax filings are generally subject to examination in the U.S. and most foreign jurisdictions for years ending on or after December 31, 2015, and in several Asian and European tax jurisdictions for years ending on or after December 31, 2009. During the year, the Company reduced the balance of 2019 and prior year unrecognized tax benefits by $0.8 million as a result of expiring statutes. It is reasonably possible that certain domestic and foreign statutes will expire during the next twelve months which would reduce the balance of 2019 and prior year unrecognized tax benefits by $1.6 million.

The Company is currently under examination by a number of states and certain foreign jurisdictions. During the year ended December 31, 2019, there was no reduction in the balance of 2019 and prior year unrecognized tax benefits due to settlements of examinations. It is reasonably possible that certain federal, state and foreign examinations could be settled during the next twelve months which would reduce the balance of 2019 and prior year unrecognized tax benefits by $0.9 million.
(17)	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees who are 21 years of age and have completed six months of service. Employees may contribute up to 15.0% of annual compensation. Company contributions to the plan are discretionary and vest over a six year period. The Company made a contribution of $2.4 million and $2.3 million to the plan for the year ended December 31, 2019 and 2018, respectively.

In May 2013, the Company established the Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”), which allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees, which will be determined by the Company’s Compensation Committee. The Company made contributions of $0.1 million to the Plan for each years ended December 31, 2019 and 2018, respectively. The value of the deferred compensation is recognized based on the fair value of the participants’ accounts as determined monthly. The Company has established a rabbi trust (the “Trust”) as a reserve for the benefits payable under the Plan. The assets of the Trust and deferred liabilities are presented in the Company’s consolidated balance sheets.
(18)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates a significant portion of its sales in the United States; however, several of its products are sold into various foreign countries, which subject the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, which is impacted by the general economy, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect the Company’s estimates and its performance. The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, amounted to $228.5 million and $213.7 million before allowances for bad debts and sales returns, and chargebacks at December 31, 2019 and 2018, respectively. Foreign accounts receivable, which are generally collateralized by letters of credit, amounted to $440.9 million and $313.8 million before allowance for bad debts, sales returns, and chargebacks at December 31, 2019 and 2018, respectively. International sales amounted to $3,022.6 million, $2,514.0 million and $2,108.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s credit losses charged to expense for the years ended December 31, 2019, 2018 and 2017 were $31.6 million, $8.0 million and $12.8 million, respectively. In addition, the Company recorded sales return expense for the years ended December 31, 2019, 2018 and 2017 were $46.1 million, $20.2 million and $5.6 million, respectively.

Assets located outside the United States consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $2,643.8 million and $1,611.2 million at December 31, 2019 and 2018, respectively.

During 2019, 2018 and 2017, no customer accounted for 10.0% or more of sales. No customer accounted for more than 10% of net trade receivables at December 31, 2019 or 2018. During 2019, 2018 and 2017, sales to the five largest customers were approximately 9.6%, 10.4% and 10.5%, respectively.

The Company’s top five manufacturers produced the following for the years ended December 31, 2019, 2018 and 2017, respectively:

	Percentage of Total Production Year Ended December 31,
	2019	2018	2017
Manufacturer #1	16.0%	12.8%	17.9%
Manufacturer #2	7.3%	10.1%	11.1%
Manufacturer #3	7.2%	8.6%	8.8%
Manufacturer #4	5.1%	5.4%	5.4%
Manufacturer #5	5.0%	5.0%	4.3%
	40.6%	41.9%	47.5%

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
(19)	RELATED PARTY TRANSACTIONS

The Company paid approximately $58,000, $80,000, and $172,000 during 2019, 2018 and 2017, respectively, to the Manhattan Inn Operating Company, LLC (“MIOC”) for lodging, food and events, which is owned and operated by MIOC. Michael Greenberg, President and a director of the Company, owns a 12% beneficial ownership interest in MIOC, and three other officers, directors and senior vice presidents of the Company own in aggregate an additional 5% beneficial ownership in MIOC. The Company had no outstanding accounts receivable or payable with MIOC or the Shade Hotel in Manhattan Beach at December 31, 2019 or 2018.

The Company paid approximately $124,000, $167,000 and $201,000 during 2019, 2018, and 2017 to the Redondo Beach Hospitality Company, LLC (“RBHC”) for lodging, food and events, including the Company’s 2019, 2018, and 2017 holiday party at the Shade Hotel in Redondo Beach, which is owned and operated by RBHC. Michael Greenberg, President and a director of the Company, owns a 5% beneficial ownership interest in RBHC, and three other officers, directors and senior vice presidents of the Company own in aggregate an additional 3% beneficial ownership in RBHC. The Company had no outstanding accounts receivable or payable with RBHC or the Shade Hotel in Redondo Beach, at December 31, 2019 or 2018.

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the years ended December 31, 2019, 2018, and 2017, the Company made contributions of $1.0 million to the Foundation in each year.

The Company had receivables from officers and employees of $0.8 million at December 31, 2019 and 2018, respectively. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time. The Company had no other significant transactions with or payables to officers, directors or significant stockholders of the Company.
(20)	SEGMENT AND GEOGRAPHIC REPORTING

The Company has three reportable segments–domestic wholesale sales, international wholesale sales, and retail sales, which includes direct-to-consumer sales. Management evaluates segment performance based primarily on sales and gross margins. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Sales, gross margins and identifiable assets for the domestic wholesale, international wholesale, and retail segments on a combined basis were as follows (in thousands):

	2019	2018	2017
Sales
Domestic wholesale	$1,247,550	$1,259,615	$1,249,287
International wholesale	2,462,632	2,054,770	1,729,906
Retail	1,509,869	1,327,683	1,184,967
Total	$5,220,051	$4,642,068	$4,164,160

	2019	2018	2017
Gross profit
Domestic wholesale	$457,944	$468,340	$464,609
International wholesale	1,133,573	976,739	786,675
Retail	899,640	778,526	687,605
Total	$2,491,157	$2,223,605	$1,938,889

	2019	2018
Identifiable assets
Domestic wholesale	$1,472,323	$1,428,463
International wholesale	2,100,042	1,423,048
Retail	1,320,578	376,744
Total	$4,892,943	$3,228,255

	2019	2018	2017
Additions to property, plant and equipment
Domestic wholesale	$75,037	$29,717	$20,055
International wholesale	109,205	63,316	47,410
Retail	51,869	50,003	68,511
Total	$236,111	$143,036	$135,976

Geographic Information

The following summarizes the Company’s operations in different geographic areas as of and for the years ended December 31:

	2019	2018	2017
Sales (1)
United States	$2,197,391	$2,128,100	$2,055,475
Canada	167,963	171,864	160,367
Other international (2)	2,854,697	2,342,104	1,948,318
Total	$5,220,051	$4,642,068	$4,164,160

	2019	2018
Property, plant and equipment, net
United States	$439,132	$385,584
Canada	7,286	9,081
Other international (2)	292,507	190,792
Total	$738,925	$585,457

(1)

The Company has subsidiaries in Asia, Central America, Europe, the Middle East, North America, and South America that generate sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in Asia and Mexico that generate sales from those regions. The Company also has a subsidiary in Switzerland that generates sales from that country in addition to sales to distributors located in numerous non-European countries. External sales are attributable to geographic regions based on the location of each of the Company’s subsidiaries. A subsidiary may earn revenue from external sales and external royalties, or from inter-subsidiary sales, royalties, fees and commissions provided in accordance with certain inter-subsidiary agreements. The resulting earnings of each subsidiary in its respective country are recognized under each respective country’s tax code. Inter-subsidiary revenues and expenses subsequently are eliminated in the Company’s consolidated financial statements and are not included as part of the external sales reported in different geographic areas.

(2)	Other international consists of Asia, Mexico, Central America, Europe, the Middle East, and South America.

In response to the State Department’s trade restrictions with Sudan and Syria, the Company does not authorize or permit any distribution or sales of its product in these countries, and the Company is not aware of any current or past distribution or sales of its product in Sudan or Syria.

(21)	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2019, to assess the need for potential recognition or disclosure in this filing. Based on this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements.

(22)	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.  Summarized unaudited financial data are as follows (in thousands, except per share data):

2019	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Sales	$1,276,756	$1,258,565	$1,353,998	$1,330,732
Gross profit	590,509	609,835	653,064	637,749
Net earnings	131,019	91,998	121,734	82,501
Net earnings attributable to Skechers U.S.A., Inc.	108,758	75,180	103,090	59,532

Net earnings per share:
Basic	0.71	0.49	0.67	0.39
Diluted	0.71	0.49	0.67	0.39

2018	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
Sales	$1,250,078	$1,134,797	$1,176,395	$1,080,798
Gross profit	583,104	560,957	563,866	515,678
Net earnings (loss)	137,258	60,859	106,051	67,105
Net earnings (loss) attributable to Skechers U.S.A., Inc.	117,652	45,284	90,728	47,377

Net earnings (loss) per share:
Basic	0.21	0.29	0.58	0.31
Diluted	0.21	0.29	0.58	0.31

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this annual report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

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

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, excluded Manhattan SKMX, S. de R.L. de C.V., which was acquired by the Company in the second quarter of 2019. Total assets and total sales of Skechers Mexico each constituted less than 3% of the consolidated total assets and total sales as of and for the year ended December 31, 2019. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that our internal control over financial reporting is effective as of December 31, 2019.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is set forth below.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2019. The results of our evaluation are discussed above in Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on Internal Control over Financial Reporting

We have audited Skechers U.S.A., Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 28, 2020, expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Manhattan SKMX, S. De R.L. De C.V. (“Skechers Mexico”), which was acquired on April 1, 2019, and which is included in the consolidated balance sheet of the Company as of December 31, 2019 and the related consolidated statements of earnings, comprehensive income, equity and cash flows for the year then ended. Skechers Mexico constituted 2.6% of total assets as of December 31, 2019 and 1.7% of total sales for the year ended December 31, 2019. Management did not assess the effectiveness of internal control over financial reporting of Skechers Mexico because of the timing of the acquisition which was on April 1, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Skechers Mexico.

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

February 28, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 45 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 81 of this annual report on Form 10-K.
ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended December 31, 2019, 2018, and 2017

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO REVENUE COSTS AND EXPENSES	DEDUCTIONS AND WRITE-OFFS	BALANCE AT END OF YEAR
Year-ended December 31, 2017
Allowance for chargebacks	$10,974	$7,507	$(5,674)	$12,807
Allowance for doubtful accounts	5,620	5,266	(3,177)	7,709
Liability for sales returns and allowances	25,053	5,625	(14)	30,664
Reserve for shrinkage	542	2,020	(825)	1,737
Reserve for obsolescence	10,928	130	(4,039)	7,019
Year-ended December 31, 2018
Allowance for chargebacks	$12,807	$12,629	$(6,663)	$18,773
Allowance for doubtful accounts	7,709	2,856	(3,722)	6,843
Liability for sales returns and allowances	30,664	20,245	(2,443)	48,466
Reserve for shrinkage	1,737	5,771	(5,891)	1,617
Reserve for obsolescence	7,019	6,461	(2,344)	11,136
Year-ended December 31, 2019
Allowance for chargebacks	$18,773	$3,931	$(5,291)	$17,413
Allowance for doubtful accounts	6,843	2,471	(2,621)	6,693
Liability for sales returns and allowances	48,466	46,054	(25,472)	69,048
Reserve for shrinkage	1,617	5,149	(5,802)	964
Reserve for obsolescence	11,136	9,444	(14,816)	5,764

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

4.20	Description of Securities.

10.1*	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.2*	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2016).

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

10.14(b)

Second Amendment to Amended and Restated Limited Liability Company Agreement dated February 12, 2019 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.14(b) of the Registrant’s Form 10‑K for the year ended December 31, 2018).

10.14(c)

Third Amendment to Amended and Restated Limited Liability Company Agreement dated December 26, 2019 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company.

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

10.16(e)

Fourth Amendment to Lease Agreement, dated February 12, 2019, between the Registrant and HF Logistics-SKX T1, LLC, regarding distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.16(e) of the Registrant’s Form 10-K for the year ended December 31, 2018).

10.17

Lease Agreement, dated February 12, 2019, between the Registrant and HF Logistics – SKX T2, LLC, regarding expansion to distribution facility in Rancho Belago, California (incorporated by reference to exhibit number 10.17 of the Registrant’s Form 10-K for the year ended December 31, 2018).

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

10.24**

China DC Loan Agreement, dated September 29, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.25

Mortgage Contract, dated August 28, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.26

Guarantee Agreement, dated July 24, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

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

10.28

Credit Agreement dated November 21, 2019, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

10.29

Guaranty dated November 21, 2019, by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A. and other lenders (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data file - the cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
**

The Company applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Exchange Act. The Company filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

***

In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 28th day of February 2020.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	February 28, 2020
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	February 28, 2020
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	February 28, 2020
David Weinberg	and Director

/s/ John Vandemore	Chief Financial Officer	February 28, 2020
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Geyer Kosinski	Director	February 28, 2020
Geyer Kosinski

/s/ Jeffrey Greenberg	Director	February 28, 2020
Jeffrey Greenberg

/s/ Katherine Blair	Director	February 28, 2020
Katherine Blair

/s/ Richard Siskind	Director	February 28, 2020
Richard Siskind

/s/ Rick Rappaport	Director	February 28, 2020
Rick Rappaport

/s/ Morton D. Erlich	Director	February 28, 2020
Morton D. Erlich

/s/ Thomas Walsh	Director	February 28, 2020
Thomas Walsh